Form 10-Q
period 2011-03-31
AIR LEASE CORP
filed 2011-05-16
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-35121
AIR LEASE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1840403 (I.R.S. Employer Identification No.)

2000 Avenue of the Stars, Suite 1000N Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)
Registrant’s telephone number, including area code: (310) 553-0555
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of May 15, 2011:
Class A Common Stock, $0.01 par value: 98,389,280 shares
Class B Non-Voting Common Stock, $0.01 par value: 1,829,339 shares

AIR LEASE CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$230,313	$328,821
Restricted cash	62,064	48,676
Flight equipment subject to operating leases	2,179,130	1,649,071
Less accumulated depreciation	(37,392)	(19,262)

	2,141,738	1,629,809
Deposits on flight equipment purchases	268,728	183,367
Deferred debt issue costs — less accumulated amortization of $7,082 and $4,754 as of March 31, 2011 and December 31, 2010, respectively	49,633	46,422
Deferred taxes	7,127	8,875
Other assets	29,055	30,312

Total assets	$2,788,658	$2,276,282

Liabilities and Shareholders’ Equity
Accrued interest and other payables	$23,082	$22,054
Debt financing	1,374,820	911,981
Security deposits and maintenance reserves on flight equipment leases	140,182	109,274
Rentals received in advance	11,555	8,038

Total liabilities	1,549,639	1,051,347

Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; 500,000,000 shares authorized; 63,563,810 shares issued and outstanding	636	636
Class B Non-Voting Common Stock, $0.01 par value; 10,000,000 shares authorized; 1,829,339 shares issued and outstanding	18	18
Paid-in capital	1,287,229	1,276,321
Accumulated deficit	(48,864)	(52,040)

Total shareholders’ equity	1,239,019	1,224,935

Total liabilities and shareholders’ equity	$2,788,658	$2,276,282

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the three	For the period
	months ended	from Inception to
(in thousands, except share data)	March 31, 2011	March 31, 2010

Revenues
Rental of flight equipment	$54,612	$—
Interest and other	603	—

Total revenues	55,215	—

Expenses
Interest	9,060	—
Amortization of deferred debt issue costs	2,328	—

Interest expense	11,388	—

Depreciation of flight equipment	18,130	—
Selling, general and administrative	9,865	477
Stock-based compensation	10,908	—

Total expenses	50,291	477

Income (loss) before taxes	4,924	(477)
Income tax (expense) benefit	(1,748)	—

Net income (loss)	$3,176	$(477)

Net income (loss) attributable to common shareholders per share
Net income (loss)
Basic	$0.05	$(1.06)
Diluted	$0.05	$(1.06)

Weighted-average shares outstanding
Basic	65,393,149	449,565
Diluted	65,511,529	449,565
See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
(Unaudited)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock
							Paid-in	Accumulated
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2011	—	$—	63,563,810	$636	1,829,339	$18	$1,276,321	$(52,040)	$1,224,935
Stock based compensation	—	—	—	—	—	—	10,908	—	10,908
Net income	—	—	—	—	—	—	—	3,176	3,176

Balance at March 31, 2011	—	$—	63,563,810	$636	1,829,339	$18	$1,287,229	$(48,864)	$1,239,019

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the three	For the period
	months ended	from Inception to
(dollars in thousands)	March 31, 2011	March 31, 2010

Operating Activities
Net income (loss)	$3,176	$(477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of flight equipment	18,130	—
Stock-based compensation	10,908	—
Deferred taxes	1,748	—
Amortization of deferred debt issue costs	2,328	—
Changes in operating assets and liabilities:
Lease receivables and other assets	(2,286)	(105)
Accrued interest and other payables	1,028	2,392
Rentals received in advance	3,517	—

Net cash provided by operating activities	38,549	1,810

Investing Activities
Acquisition of flight equipment under operating lease	(502,550)	—
Payments for deposits on flight equipment purchases	(99,737)	(4,250)
Acquisition of aircraft furnishings, equipment and other assets	(9,590)	—

Net cash used in investing activities	(611,877)	(4,250)

Financing Activities
Issuance of common stock	—	1,310
Proceeds from debt financings	550,414	251
Payments in reduction of debt financings	(87,575)	—
Restricted cash	(13,388)	—
Debt issue costs	(5,539)	(618)
Changes in security deposits and maintenance reserves on flight equipment leases	30,908	1,748

Net cash provided by financing activities	474,820	2,691

Net (decrease) increase in cash and cash equivalents	(98,508)	251
Cash and cash equivalents at beginning of period	328,821	—

Cash and cash equivalents at end of period	$230,313	$251

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, excluding capitalized interest of $1,845 and $1 at March 31, 2011 and March 31, 2010, respectively	$10,363	$1

Supplemental Disclosure of Noncash Activities
Deposits on flight equipment purchases applied to acquisition of flight equipment under operating leases	$14,376	$—
See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
1.	Basis of Preparation

The consolidated financial statements include the accounts of Air Lease Corporation and its wholly owned subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”). The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are determined to be the primary beneficiary. The accompanying Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements include all adjustments, including normally recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2011, and for all periods presented. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the operating results expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b) under the Securities Act of 1933 (“Rule 424(b)”) in connection with our initial public offering.

2.	Debt Financing

The Company’s consolidated debt as of March 31, 2011 and December 31, 2010 are summarized below:

(dollars in thousands)	March 31, 2011	December 31, 2010

Warehouse facility	$604,374	$554,915
Secured term debt financing	434,096	223,981
Unsecured financing	336,350	133,085

Total	$1,374,820	$911,981

The Company’s secured obligations as of March 31, 2011 and December 31, 2010 are summarized below:

(dollars in thousands)	March 31, 2011	December 31, 2010

Nonrecourse	$636,469	$573,222
With recourse	402,001	205,674

Total	$1,038,470	$778,896
Number of aircraft pledged as collateral	35	29
Net book value of aircraft pledged as collateral	$1,666,435	$1,266,762

a.	Warehouse Facility

During the first quarter of 2011, the Company drew a net $49.5 million under the Company’s non-recourse, revolving credit facility (the “Warehouse Facility”) and incrementally pledged $86.3 million in aircraft collateral. As of March 31, 2011, the Company had borrowed $604.4 million under the Warehouse Facility and pledged 25 aircraft as collateral with a net book value of $1.0 billion. As of December 31, 2010, the Company had borrowed $554.9 million under the Warehouse Facility and pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $61.5 million and $48.3 million at March 31, 2011 and December 31, 2010, respectively.

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
b.	Secured Financing

During the first quarter of 2011, four of our wholly-owned subsidiaries entered into four separate secured term facilities aggregating $218.5 million. The four facilities consisted of a six-year $26.0 million facility at a fixed rate of 4.89%, a six-year $92.0 million facility at a fixed rate of 4.57%, an eight-year $14.5 million facility at a fixed rate of 4.58% and an eight-year $86.0 million facility with a $40.0 million tranche at a fixed rate of 4.34% and a $46.0 million tranche at a floating rate of LIBOR plus 2.35%. In connection with these facilities, the Company pledged four aircraft totaling $328.6 million in aircraft collateral.

The outstanding balances on these facilities were $434.1 million and $224.0 million at March 31, 2011 and December 31, 2010, respectively.

c.	Unsecured Financing

During the first quarter of 2011, the Company entered into three bilateral revolving unsecured credit facilities aggregating $63.0 million, each with a borrowing rate of LIBOR plus 2.00%, and increased the capacity of one existing three-year revolving unsecured credit facility from $25.0 million to $30.0 million. The Company ended the first quarter of 2011 with a total of 12 bilateral revolving unsecured credit facilities aggregating $308.0 million, each with a borrowing rate of LIBOR plus 2.00%. The total amount outstanding under our bilateral revolving unsecured credit facilities was $268.5 million and $120.0 million as of March 31, 2011 and December 31, 2010, respectively.

In addition, we entered into three fixed-rate amortizing unsecured facilities aggregating $24.0 million, which consisted of a four-year $6.0 million facility at 4.15%, a five-year $12.0 million facility at 4.05% and a five-year $6.0 million facility at 3.95%, ending the first quarter of 2011 with a total of four unsecured term facilities. The total amount outstanding under our unsecured term facilities was $67.9 million and $13.1 million as of March 31, 2011 and December 31, 2010, respectively.

d.	Maturities

Maturities of debt outstanding as of March 31, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2011	$75,032
2012	131,735
2013	250,958
2014	222,163
2015	181,367
Thereafter	513,565

Total	$1,374,820	(1)

(1)	Maturities of debt outstanding as of March 31, 2011, above, reflects the amortization profile of the Warehouse Facility as amended. See Note 8. “Subsequent Events”.

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
3.	Commitments and Contingencies
a.	Aircraft Acquisition

As of March 31, 2011, we had commitments to acquire a total of 153 new and eight used aircraft through 2017 as follows:

Aircraft Type	2011(1)	2012	2013	2014	2015	2016	2017	Total

A320/321-200(2)	6	9	13	12	7	—	—	47
A330-200/300	7	4	—	—	—	—	—	11
737-800(2)	5	3	12	12	12	12	9	65
767-300ER	3	—	—	—	—	—	—	3
E175/190	11	14	—	—	—	—	—	25
ATR 72-600	2	8	—	—	—	—	—	10

Total	34	38	25	24	19	12	9	161

(1)	Of the 34 aircraft that we will acquire in the remainder of 2011, the following eight aircraft will be used aircraft: all five Boeing 737-800s and all three Boeing 767-300ERs.

(2)	We have cancellation rights with respect to six of the Airbus A320/321-200 aircraft and six of the Boeing 737-800 aircraft.
Commitments for the acquisition of these aircraft at an estimated aggregate purchase price (including adjustments for inflation) of approximately $6.6 billion at March 31, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2011	$1,489,375
2012	1,410,712
2013	1,034,884
2014	1,057,055
2015	818,378
Thereafter	791,475

Total	$6,601,879

We had made non-refundable deposits on the aircraft which we have committed to purchase of $268.7 million and $183.4 million as of March 31, 2011 and December 31, 2010, respectively. If we are unable to satisfy our purchase commitments we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

b.	Office Lease
The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. Commitments for minimum rentals under the non-cancelable lease term at March 31, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2011	$59
2012	1,441
2013	2,325
2014	2,395
2015	2,467
Thereafter	23,241

Total	$31,928

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
4.	Net Earnings Per Share
Basic net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.
Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units and warrants using the treasury stock method. For the three months ended March 31, 2011, the Company excluded 3,225,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because they were anti-dilutive. In addition, the Company excluded 3,225,907 shares related to restricted stock units for which the performance metric had yet to be achieved.
The following table sets forth the reconciliation of basic and diluted net income (loss) per share for the three months ended March 31, 2011 and the period from inception to March 31, 2010:

	For the three	For the period
	months ended	from Inception to
(in thousands, except share data)	March 31, 2011	March 31, 2010

Numerator:
Net earnings (loss) available to commons shareholders—basic and diluted EPS	$3,176	$(477)

Denominator:
Basic earnings per share—weighted average common shares	65,393,149	449,565
Effect of dilutive securities	118,380	—

Diluted earnings per share—weighted average common shares	65,511,529	449,565
Net earnings (loss) per share:
Basic	$0.05	$(1.06)
Diluted	$0.05	$(1.06)

5.	Fair Value Measurements
a.	Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring basis as of March 31, 2011 or December 31, 2010.

b.	Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company measures the fair value of flight equipment on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. The Company principally uses the income approach to measure the fair value of these assets and liabilities when appropriate, as described below:

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
Flight Equipment

The Company records flight equipment at fair value when we determine the carrying value may not be recoverable. The fair value is measured using an income approach based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the flight equipment’s economic life in its highest and best use configuration, as well as a disposition value, based on expectations of market participants.

The Company has no assets or liabilities that were measured at fair value on a non-recurring basis as of March 31, 2011 or December 31, 2010.

6.	Fair Value of Financial Instruments

The carrying value reported on the balance sheet for cash and cash equivalents, restricted cash and other payables approximates their fair value.

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of debt financing as of March 31, 2011 was $1.40 billion compared to a book value of $1.37 billion. The estimated fair value of debt financing as of December 31, 2010 was $931.2 million compared to a book value of $912.0 million.

7.	Equity Based Compensation

The Company recorded $10.9 million, in stock-based compensation expense from continuing operations for the three months ended March 31, 2011.
a.	Incentive Stock Options

Activity under the Company’s stock option plan during the three months ended March 31, 2011 is as follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)

Options outstanding at January 1, 2011	3,225,908	$20.00	9.5	—
Granted	—
Exercised	—
Cancelled	—

Options outstanding as of March 31, 2011	3,225,908	$20.00	9.2	$20,968
Options exercisable at March 31, 2011	—	$—	—	$—

The Company recorded stock-based compensation expense related to employee stock options of $2.8 million for the three months ended March 31, 2011.
b.	Restricted Stock Unit Plan

The Company granted 3,225,907 RSUs as of March 31, 2011. The RSUs vest ratably on a four-year schedule subject to a performance measure. The Company recorded stock-based compensation expense related to RSUs of $8.1 million for the three months ended March 31, 2011.
As of March 31, 2011, there was $61.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 3.5 years.
As of March 31, 2011, no stock options were exercisable.

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
8.	Subsequent Events

On April 25, 2011, we completed an initial public offering of our Class A Common Stock and listing of our shares on the New York Stock Exchange (“NYSE”) under the symbol “AL”. The offering was upsized by 20% and the underwriters exercised their over-allotment option in full, resulting in the sale of an aggregate of 34,825,470 shares of Class A Common Stock. After deducting the underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $868.1 million.

On April 1, 2011, the Company executed an amendment to the Warehouse Facility that took effect on April 21, 2011. This facility, as amended, provides us with financing of up to $1.25 billion, modified from the original facility size of $1.5 billion. We are able to draw on this facility, as amended, during an availability period that ends in June 2013. Prior to the amendment of the Warehouse Facility, the Warehouse Facility accrued interest during the availability period based on LIBOR plus 3.25% on drawn balances and at a rate of 1.00% on undrawn balances. Following the amendment, the Warehouse Facility accrues interest during the availability period based on LIBOR plus 2.50% on drawn balances and 0.75% on undrawn balances. Pursuant to the amendment, the advance level under the facility was increased from 65.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash to 70.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%. As a result of amending the Warehouse Facility, we will record an extinguishment of debt charge of up to $4.7 million from the write-off of deferred debt issuance costs when the amendment became effective in April 2011.

On April 29, 2011, the Company filed with the Securities and Exchange Commission a shelf registration statement in accordance with its obligations under the Registration Rights Agreement, dated June 4, 2010, by and between our Company and FBR Capital Markets & Co. The shelf registration statement provides for the resale of registrable shares from time to time by the holders of 65,369,649 shares of Common Stock currently outstanding and 482,625 shares of Common Stock issuable upon exercise of outstanding warrants.

During the second quarter of 2011, one of our wholly-owned subsidiaries entered into a $20.3 million three-year secured term facility at a floating rate of LIBOR plus 2.75%. In connection with this facility, the Company pledged $36.4 million in aircraft collateral. In addition, we entered into two five-year unsecured term facilities totaling $16.0 million with interest rates of 4.0%. Finally, we increased the capacity of one of our existing three-year revolving unsecured credit facilities from $25.0 million to $30.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-looking Information
This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Part II — Item 1A. Risk Factors,” in this Form 10-Q. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
Overview
Our primary business is to acquire new and used popular and fuel-efficient commercial aircraft from aircraft manufacturers and other parties and to lease those aircraft to airlines around the world. We intend to supplement our leasing revenues by providing management services to investors and/or owners of aircraft portfolios, for which we would receive fee-based revenue. These services include leasing, re-leasing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. In addition to our leasing activities, and depending on market conditions, we expect to sell aircraft from our fleet to other leasing companies, financial services companies and airlines.
On April 25, 2011, we completed an initial public offering of our Class A Common Stock and listing of our shares on the New York Stock Exchange under the symbol “AL”. The offering was upsized by 20% and the underwriters exercised their over-allotment option in full, resulting in the sale of an aggregate of 34,825,470 shares of Class A Common Stock. After deducting the underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $868.1 million.
On April 1, 2011, the Company executed an amendment to the Warehouse Facility that took effect in April 2011. This facility, as amended, provides us with financing of up to $1.25 billion, modified from the original facility size of $1.5 billion. We are able to draw on this facility, as amended, during an availability period that ends in June 2013. Prior to the amendment of the Warehouse Facility, the Warehouse Facility accrued interest during the availability period based on LIBOR plus 3.25% on drawn balances and at a rate of 1.00% on undrawn balances. Following the amendment, the Warehouse Facility accrues interest during the availability period based on LIBOR plus 2.50% on drawn balances and 0.75% on undrawn balances. Pursuant to the amendment, the advance level under the facility was increased from 65.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash to 70.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%. As a result of amending the Warehouse Facility, we will record an extinguishment of debt charge of up to $4.7 million from the write-off of deferred debt issuance costs when the amendment became effective in April 2011.
Critical Accounting Policies
The Company’s critical accounting policies reflecting management’s estimates and judgments are described our final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b).
Period from Inception to March 31, 2010
The Company was launched in February 2010, and the Company was primarily engaged in start-up activities during the period from inception to March 31, 2010. Given the absence of significant operating activities during the period from inception to March 31, 2010, narrative comparisons between the quarter ended March 31, 2011 and the period from inception to March 31, 2010 have not been included in this report.

Our fleet
We acquired our existing fleet of 49 aircraft from 11 separate owners and operators of aircraft, 31 of which were subject to existing operating leases originated by seven different aircraft lessors. The individual transactions ranged in size from one to eight aircraft, and from $21.7 million to $223.2 million, respectively. The 31 existing operating leases were with 25 different airline customers. Of the 31 aircraft that we acquired from other aircraft lessors, none of the aircraft represented an entire portfolio (i.e., a group of aircraft characterized by risk, geography or other common features) of the respective seller lessor, and none of the seller lessors sold their aircraft as part of a plan to exit their respective aircraft leasing businesses. With respect to these transactions, we did not acquire any information technology systems, infrastructure, employees, other assets, services, financing or any other activities indicative of a business. We ended the quarter with 49 aircraft with the following portfolio metrics:

(dollars in thousands)	March 31, 2011	December 31, 2010

Fleet size	49	40
Weighted average fleet age	3.5 years	3.8 years
Weighted average remaining lease term	5.9 years	5.6 years
Aggregate fleet cost	$2,179,130	$1,649,071

We believe we have one of the world’s youngest, most fuel-efficient operating lease portfolios. Our weighted average fleet age as of March 31, 2011 was 3.5 years. We expect that our weighted average fleet age will decrease further as we continue to take delivery of new aircraft from our order book. As of December 31, 2010, we had acquired 40 aircraft. As of March 31, 2011, our fleet had grown to 49 aircraft (of which nine were new aircraft and 40 were used aircraft) and we managed one aircraft. As of March 31, 2011, we had contracted to buy 153 new and eight used aircraft for delivery through 2017, with an estimated aggregate purchase price of $6.6 billion. Of the 161 aircraft, 65 are Boeing 737-800s, three are Boeing 767-300ERs, 47 are Airbus A320/321s, 11 are Airbus A330-200/300s, 25 are Embraer E175/190s and ten are ATR 72-600s. We have cancellation rights with respect to six of the Airbus A320/321 aircraft and six of the Boeing 737-800 aircraft.
The following table sets forth the number of aircraft we leased in the indicated regions as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Number of	% of	Number of	% of
Region	aircraft	total	aircraft	total

Europe	20	40.8%	16	40.0%
Asia/Pacific	15	30.6	11	27.5
Central America, South America and Mexico	5	10.2	5	12.5
U.S. and Canada	6	12.2	5	12.5
The Middle East and Africa	3	6.2	3	7.5

Total	49	100.0%	40	100.0%

We continue to evaluate opportunities to acquire attractive aircraft from other leasing companies and our airline customers, as well as opportunistic transactions with the airframe manufacturers such that we estimate we will grow our fleet to approximately 100 aircraft by the end of 2011.
Our lease placements are progressing in line with expectations. As of March 31, 2011 we have entered into contracts for the lease of new and used aircraft scheduled to be delivered through 2017 as follows:

	Number of	Number
Delivery year	aircraft	leased	% Leased

2011(1)	34	33	97.1	%(1)
2012	38	32	84.2
2013	25	9	36.0
2014	24	1	4.2
2015	19	—	—
Thereafter	21	—	—

Total	161	75	46.6%

(1)	Our aircraft delivering in 2011 were 100% placed subsequent to March 31, 2011.

Debt financing
We fund our aircraft purchases with our existing cash balances, our Warehouse Facility, secured bilateral term financings and unsecured term and revolving credit facilities. As of March 31, 2011, we borrowed $604.4 million under our Warehouse Facility, $434.1 million in secured term debt and $336.3 million in unsecured financing. As of March 31, 2011, we had $230.3 million in unrestricted cash, $895.6 million available but undrawn under our Warehouse Facility and $57.0 million in available but undrawn revolving unsecured credit facilities. As of March 31, 2011, we had built a diverse lending group consisting of 17 banks across four general types of lending facilities with a composite interest rate of 3.29%1. See “Liquidity and capital resources” below.
Aircraft industry and sources of revenues
Our revenues are principally derived from operating leases with scheduled and charter airlines. As of March 31, 2011, we derived more than 90% of our revenues from airlines domiciled outside of the United States, and we anticipate that most of our revenues in the future will be generated from foreign lessees. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.
We are optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry provides in facilitating the growth of commercial air transport.
Liquidity and Capital Resources
Overview
As we grow our business, we envision funding our aircraft purchases through multiple sources, including cash raised in our prior equity offerings, any future equity offerings, cash flow from operations, the Warehouse Facility, additional unsecured debt financing through banks and the capital markets, bilateral credit facilities, and government-sponsored export guaranty and lending programs. Export Credit Agency (“ECA”) guaranteed financing programs support aircraft financing on ATR and qualified Airbus aircraft, Ex-Im Bank-guaranteed financing on Boeing aircraft, and BNDES financing on Embraer aircraft. While these government-sponsored financings have historically provided favorable funding levels at interest rates below those obtainable from traditional commercial sources, under the new Aircraft Sector Understanding (“ASU”), aircraft under firm contract after December 31, 2010 or scheduled for delivery after December 31, 2012 will be subject to significantly higher guarantee fees, which may make such financings less attractive to us than alternative sources of financing. Aircraft under firm contract on or before December 31, 2010 and scheduled to deliver on or before December 31, 2012 are grandfathered under the new ASU and are not subject to the higher fee structure. While we have commenced discussions with all of the ECAs, Ex-Im Bank, BNDES and SBCE for financing support of our new aircraft deliveries, we will continue to assess using credit support from the ECAs, Ex-Im Bank and SBCE for our grandfathered aircraft. It is uncertain at this time whether we will be able to obtain attractive financing terms from these government-sponsored programs for our non-grandfathered aircraft.
We have substantial cash requirements as we continue to expand our fleet through our purchase commitments. However, we believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part II—Item 1A. Risk Factors,” some of which are outside of our control. Macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.
Warehouse facility
During the first quarter of 2011, the Company drew a net $49.5 million under the Warehouse Facility and incrementally pledged $86.3 million in aircraft collateral. As of March 31, 2011, the Company had borrowed $604.4 million under the Warehouse Facility compared to $554.9 million as of December 31, 2010. As of March 31, 2011, the Company had pledged 25 aircraft as collateral with a net book value of $1.0 billion. As of December 31, 2010, the Company had pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $61.5 million and $48.3 million at March 31, 2011 and December 31, 2010, respectively.

[1]	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Secured financing
During the first quarter of 2011, four of our wholly-owned subsidiaries entered into four separate secured term facilities aggregating $218.5 million. The four facilities consisted of a six-year $26.0 million facility at a fixed rate of 4.89%, a six-year $92.0 million facility at a fixed rate of 4.57%, an eight-year $14.5 million facility at a fixed rate of 4.58% and an eight-year $86.0 million facility with a $40.0 million tranche at a fixed rate of 4.34% and a $46.0 million tranche at a floating rate of LIBOR plus 2.35%. In connection with these facilities, the Company pledged $328.6 million in aircraft collateral.
Unsecured financing
During the first quarter of 2011, the Company entered into three bilateral revolving unsecured credit facilities aggregating $63.0 million, each with a borrowing rate of LIBOR plus 2.00%, and increased the capacity of one existing three-year revolving unsecured credit facility from $25.0 million to $30.0 million. We also entered into three fixed-rate amortizing unsecured facilities aggregating $24.0 million, which consisted of a four-year $6.0 million facility at 4.15%, a five-year $12.0 million facility at 4.05% and a five-year $6.0 million facility at 3.95%.
Available liquidity
Available liquidity includes cash balances and undrawn balances under our Warehouse Facility and unsecured revolving credit facilities. At March 31, 2011, available liquidity was $1.2 billion compared to available liquidity of $1.4 billion at December 31, 2010.
Our debt financing was comprised of the following:

(dollars in thousands)	March 31, 2011	December 31, 2010

Secured debt	$1,038,470	$778,896
Unsecured debt	336,350	133,085

Total	$1,374,820	$911,981

Composite interest rate (1)	3.29%	3.32%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.
At March 31, 2010, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.
Contractual Obligations
Our contractual obligations as of March 31, 2011 are as follows:

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt obligations (1)	$75,032	$131,735	$250,958	$222,163	$181,367	$513,565	$1,374,820
Interest payments on debt outstanding (2)	36,489	39,661	35,451	28,079	22,662	36,050	198,392
Operating leases	59	1,441	2,325	2,395	2,467	23,241	31,928
Purchase commitments	1,489,375	1,410,712	1,034,884	1,057,055	818,378	791,475	6,601,879

Total	$1,600,955	$1,583,549	$1,323,618	$1,309,692	$1,024,874	$1,364,331	$8,207,019

(1)	Maturities of debt outstanding as of March 31, 2011, above, reflects the amortization profile of the Warehouse Facility as amended. See Note 8. “Subsequent Events”.

(2)	Future interest payments on floating-rate debt are estimated using floating interest rates in effect at March 31, 2011.

Results of Operations

	For the three	For the period
	months ended	from Inception to
(in thousands, except share data)	March 31, 2011	March 31, 2010

Revenues
Rental of flight equipment	$54,612	$—
Interest and other	603	—

Total revenues	55,215	—

Expenses
Interest	9,060	—
Amortization of deferred debt issue costs	2,328	—

Interest expense	11,388	—
Depreciation of flight equipment	18,130	—
Selling, general and administrative	9,865	477
Stock-based compensation	10,908	—

Total expenses	50,291	477

Income (loss) before taxes	4,924	(477)
Income tax (expense) benefit	(1,748)	—

Net income (loss)	$3,176	$(477)

Other Financial Data
Adjusted net income (loss) (1)	$11,713	$(477)
Adjusted EBITDA(2)	$45,249	$(477)

(1)	Adjusted net income (loss) (defined as net income before stock-based compensation expense and non-cash interest expense, which includes the amortization of debt issuance costs) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted net income is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted net income provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted net income as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted net income as an analytical tool and a reconciliation of adjusted net income to our GAAP net loss and cash flow from operating activities.

Operating Performance: Management and our board of directors use adjusted net income in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful in identifying trends in our performance. We use adjusted net income as a measure of our consolidated operating performance exclusive of income and expenses that relate to the financing, income taxes, and capitalization of the business. Also, adjusted net income assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily one-time amortization of convertible debt discounts) and stock-based compensation expense from our operating results. In addition, adjusted net income helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance. Accordingly, we believe this metric measures our financial performance based on operational factors that we can influence in the short term, namely the cost structure and expenses of the organization.

Liquidity: In addition to the uses described above, management and our board of directors use adjusted net income as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors.

Limitations: Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are as follows:
•	adjusted net income does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments, or (ii) changes in or cash requirements for our working capital needs; and

•	our calculation of adjusted net income may differ from the adjusted net income or analogous calculations of other companies in our industry, limiting its usefulness as a comparative measure.

The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income for the three months ended March 31, 2011 and the period from inception to March 31, 2010:

	For the three	For the period
	months ended	from Inception to
(in thousands)	March 31, 2011	March 31, 2010

Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$38,549	$1,810
Depreciation of flight equipment	(18,130)	—
Stock-based compensation	(10,908)	—
Deferred taxes	(1,748)	—
Amortization of deferred debt issue costs	(2,328)	—
Changes in operating assets and liabilities:
Lease receivables and other assets	2,286	105
Accrued interest and other payables	(1,028)	(2,392)
Rentals received in advance	(3,517)	—

Net income (loss)	3,176	(477)
Amortization of deferred debt issue costs	2,328	—
Stock-based compensation	10,908	—

Tax effect	(4,699)	—

Adjusted net income (loss)	$11,713	$(477)

	For the three	For the period
	months ended	from Inception to
(in thousands)	March 31, 2011	March 31, 2010

Reconciliation of net income (loss) to adjusted net income:
Net income (loss)	$3,176	$(477)
Amortization of deferred debt issue costs	2,328	—
Stock-based compensation	10,908	—
Tax effect	(4,699)	—

Adjusted net income (loss)	$11,713	$(477)

(2)	Adjusted EBITDA (defined as net income (loss) before net interest expense, stock-based compensation expense, income tax expense (benefit), and depreciation and amortization expense) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted EBITDA provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted EBITDA as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted EBITDA as an analytical tool and a reconciliation of adjusted EBITDA to our GAAP net loss and cash flow from operating activities.

Operating Performance: Management and our board of directors use adjusted EBITDA in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful in identifying trends in our performance. We use adjusted EBITDA as a measure of our consolidated operating performance exclusive of income and expenses that relate to the financing, income taxes, and capitalization of the business. Also, adjusted EBITDA assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure and stock-based compensation expense from our operating results. In addition, adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance. Accordingly, we believe this metric measures our financial performance based on operational factors that we can influence in the short term, namely the cost structure and expenses of the organization.

Liquidity: In addition to the uses described above, management and our board of directors use adjusted EBITDA as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors.

Limitations: Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are as follows:
•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA does not reflect changes in or cash requirements for our working capital needs;

•	adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest or principal payments on our debt; and

•	other companies in our industry may calculate these measures differently from how we calculate these measures, limiting their usefulness as comparative measures.

The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA for the three months ended March 31, 2011 and the period from inception to March 31, 2010:

	For the three	For the period
	months ended	from Inception to
(in thousands)	March 31, 2011	March 31, 2010

Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$38,549	$1,810
Depreciation of flight equipment	(18,130)	—
Stock-based compensation	(10,908)	—
Deferred taxes	(1,748)	—
Amortization of deferred debt issue costs	(2,328)	—
Changes in operating assets and liabilities:
Lease receivables and other assets	2,286	105
Accrued interest and other payables	(1,028)	(2,392)
Rentals received in advance	(3,517)	—

Net income (loss)	3,176	(477)
Net interest expense	11,287	—
Income taxes	1,748	—
Depreciation	18,130	—
Stock-based compensation	10,908	—

Adjusted EBITDA	$45,249	$(477)

	For the three	For the period
	months ended	from Inception to
(in thousands)	March 31, 2011	March 31, 2010

Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$3,176	$(477)
Add back:
Net interest expense	11,287	—
Income taxes	1,748	—
Depreciation	18,130	$—
Stock-based compensation	10,908	—

Adjusted EBITDA	$45,249	$(477)

Rental revenue
Building on our base of 40 aircraft at December 31, 2010, we acquired nine aircraft during the first quarter of 2011. As of March 31, 2011, we had acquired 49 aircraft at a total cost of $2.2 billion. We recorded $54.6 million in rental revenue for the three months ended March 31, 2011, which includes overhaul revenue and management fee revenue of $1.7 million and $0.4 million, respectively. All of the aircraft in our fleet were leased as of March 31, 2011.
As aircraft are added throughout the respective periods, the full impact on rental revenue of these aircraft will be reflected in subsequent periods.
Interest expense
Interest expense of $11.4 million for the three months ended March 31, 2011 principally consisted of $9.1 million in interest and unutilized fees on our debt facilities and an additional $2.3 million in amortization of our deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.
Our overall composite interest rate has continued to improve since our inception. This is a result of our credit spreads on new debt issuances continuing to tighten, combined with a low short-term interest rate environment.
Depreciation expense
We recorded $18.1 million in depreciation expense of flight equipment for the three months ended March 31, 2011. As aircraft are added throughout the period, the full impact of depreciation of flight equipment acquired during the period will be reflected in subsequent periods.

Selling, general and administrative expenses
We recorded $9.9 million in selling, general and administrative expenses for the three months ended March 31, 2011. Selling, general and administrative expense represented a disproportionate share of revenues during our launch phase. As we add new aircraft to our portfolio, we expect selling, general and administrative expense to reduce as a percentage of our revenue.
Stock-based compensation expense
We recorded $10.9 million of stock-based compensation expense for the three months ended March 31, 2011. We determined the fair value of our grants on the grant date and will recognize the value of the grants as expense over the vesting period, with an offsetting increase to equity. As a result, the stock-based compensation expense recorded to date is equity-neutral.
Taxes
The effective tax rate for the three months ended March 31, 2011 was 35.5%.
Net income (loss)
For the quarter ended March 31, 2011, the Company reported consolidated net income of $3.2 million, or $0.05 per diluted share, compared to a consolidated net loss of $0.5 million, or $1.06 per diluted share, for the period from inception to March 31, 2010.
Adjusted net income
We recorded adjusted net income of $11.7 million for the three-month period ended March 31, 2011. This is the third consecutive period since the inception of the Company that we recorded positive adjusted net income.
Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 under the “Results of Operations” table above for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income.
Off-Balance Sheet Arrangements
We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.
Interest Rate Risk
The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2010, we had $898.9 million in floating-rate debt. As of March 31, 2011, we had $1.1 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2010 and March 31, 2011 of approximately $9.0 million and $11.4 million, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in the estimate of interest expense is due to an increase in the amount of floating rate debt outstanding as March 31, 2011 compared to December 31, 2010.
Foreign Exchange Rate Risk
The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2010 and March 31, 2011, 3.7% and 6.1%, respectively, of our lease revenues were denominated in Euros. The increase in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of March 31, 2011. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any enforcement proceedings, litigation related to regulatory compliance matters, or any other type of litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.
Item 1A. Risk Factors
There are no material changes to the risk factors disclosed in our final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(b) Use of Proceeds from Registered Securities
Our initial public offering of Class A Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-171734) that was declared effective by the Securities and Exchange Commission on April 8, 2011, which registered an aggregate of 34,825,470 shares of our Class A Common Stock, including 4,542,450 shares of our Class A Common Stock related to the exercise of the underwriters’ over-allotment option. On April 25, 2011, we sold 34,825,470 shares of Class A Common Stock at an initial public offering price of $26.50 per share, for aggregate gross proceeds of approximately $922.9 million. Such sale included all 4,542,450 shares subject to the underwriters’ over-allotment option. Accordingly, the offering was completed on April 25, 2011.
The co-managing underwriters of the offering were J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC.
In connection with our initial public offering, we paid underwriting discounts and commissions to the underwriters totaling approximately $50.8 million in connection with the offering. In addition, we incurred expenses reasonably estimated to be approximately $4.0 million in connection with the offering, which when added to the underwriting discounts paid by us, amount to total expenses of approximately $54.8 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $868.1 million. Approximately $0.9 million of such underwriting discounts and commissions were paid to SG Americas Securities, LLC. Michel M.R.G. Péretié, a director of the Company, is the Chief Executive Officer of Société Générale Corporate & Investment Banking, an affiliate of SG Americas Securities, LLC.
There are no material changes in the use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b).

Item 5. Other Information
At the annual meeting of stockholders of the Company held on March 31, 2011 (the “Annual Meeting”), the matter listed below was submitted to a vote of the Company’s stockholders:
Election of Directors
The Company’s stockholders elected the ten nominees proposed by the Company’s Board of Directors to serve as directors until the Company’s 2012 annual meeting of stockholders or until their successors have been duly elected and qualified. The name of, and information as to the vote with respect to, each director standing for election at the Annual Meeting is provided below:

	Votes	Votes		Broker
Director	for	withheld	Abstentions	non-votes
Steven F. Udvar-Házy	48,415,152	175,000	—	—
John G. Danhakl	48,415,152	175,000	—	—
Matthew J. Hart	48,415,152	175,000	—	—
Robert A. Milton	48,415,152	175,000	—	—
Michel M.R.G. Péretié	48,410,152	180,000	—	—
John L. Plueger	48,415,152	175,000	—	—
Antony P. Ressler	48,415,152	175,000	—	—
Wilbur L. Ross	48,415,152	175,000	—	—
Ian M. Saines	48,415,152	175,000	—	—
Ronald D. Sugar	48,415,152	175,000	—	—

Item 6. Exhibits

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION
May 16, 2011	/s/ John L. Plueger
John L. Plueger
President and Chief Operating Officer

May 16, 2011	/s/ James C. Clarke
James C. Clarke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 16, 2011	/s/ Gregory B. Willis
Gregory B. Willis
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.