Form 10-Q
period 2011-06-30
AIR LEASE CORP
filed 2011-08-12
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Registrant’s telephone number, including area code: (310) 553-0555
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of August 12, 2011:
Class A Common Stock, $0.01 par value: 98,885,131 shares
Class B Non-Voting Common Stock, $0.01 par value: 1,829,339 shares

AIR LEASE CORPORATION
FORM 10-Q QUARTERLY REPORT

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, the six months ended June 30, 2011 and the period from Inception to June 30, 2010	4

Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2011	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and the period from Inception to June 30, 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	26

SIGNATURES	27

INDEX OF EXHIBITS	28
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$445,038	$328,821
Restricted cash	68,862	48,676

Flight equipment subject to operating leases	2,876,962	1,649,071
Less accumulated depreciation	(62,036)	(19,262)

	2,814,926	1,629,809

Deposits on flight equipment purchases	319,102	183,367
Deferred debt issue costs — less accumulated amortization of $9,418 and $4,754 as of June 30, 2011 and December 31, 2010, respectively	47,974	46,422
Deferred taxes	3,261	8,875
Other assets	54,336	30,312

Total assets	$3,753,499	$2,276,282

Liabilities and Shareholders’ Equity
Accrued interest and other payables	$28,986	$22,054
Debt financing	1,383,570	911,981
Security deposits and maintenance reserves on flight equipment leases	199,390	109,274
Rentals received in advance	15,205	8,038

Total liabilities	1,627,151	1,051,347

Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 98,885,131 and 63,563,810 shares at June 30, 2011 and December 31, 2010, respectively	984	636
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,167,187	1,276,321
Accumulated deficit	(41,841)	(52,040)

Total shareholders’ equity	2,126,348	1,224,935

Total liabilities and shareholders’ equity	$3,753,499	$2,276,282

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

			For the six	For the period
	For the three months ended		months ended	from Inception to
	June 30,		June 30,	June 30,
(in thousands, except share data)	2011	2010	2011	2010

Revenues
Rental of flight equipment	$74,004	$1,235	$128,616	$1,235
Interest and other	340	474	943	474

Total revenues	74,344	1,709	129,559	1,709

Expenses
Interest	10,090	1,838	19,150	1,838
Amortization of deferred debt issue costs	2,336	875	4,664	875
Extinguishment of debt	3,349	—	3,349	—
Amortization of convertible debt discounts	—	35,798	—	35,798

Interest expense	15,775	38,511	27,163	38,511

Depreciation of flight equipment	24,644	327	42,774	327
Selling, general and administrative	11,284	5,759	21,149	6,236
Stock-based compensation	11,753	2,255	22,660	2,255

Total expenses	63,456	46,852	113,746	47,329

Income (loss) before taxes	10,888	(45,143)	15,813	(45,620)
Income tax (expense) benefit	(3,865)	4,002	(5,614)	4,002

Net income (loss)	$7,023	$(41,141)	$10,199	$(41,618)

Net income (loss) attributable to common shareholders per share
Net income (loss)
Basic	$0.08	$(2.37)	$0.13	$(4.17)
Diluted	$0.08	$(2.37)	$0.13	$(4.17)
Weighted-average shares outstanding
Basic	91,039,329	17,394,121	78,287,085	9,981,375
Diluted	91,163,657	17,394,121	78,408,463	9,981,375

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
(Unaudited)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock
							Paid-in	Accumulated
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	—	$—	63,563,810	$636	1,829,339	$18	$1,276,321	$(52,040)	$1,224,935
Class A Common Stock issuance	—	—	34,825,470	348	—	—	868,206	—	868,554
Issuance of restricted stock units, net	—	—	495,851	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	22,660	—	22,660
Net income	—	—	—	—	—	—	—	10,199	10,199

Balance at June 30, 2011	—	$—	98,885,131	$984	1,829,339	$18	$2,167,187	$(41,841)	$2,126,348

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the period
	months ended	from Inception to
(dollars in thousands)	June 30, 2011	June 30, 2010

Operating Activities
Net income (loss)	$10,199	$(41,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of flight equipment	42,774	327
Stock-based compensation	22,660	2,255
Deferred taxes	5,614	(4,002)
Amortization of deferred debt issue costs	4,664	875
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798
Changes in operating assets and liabilities:
Lease receivables and other assets	(16,327)	(1,199)
Accrued interest and other payables	6,932	7,424
Rentals received in advance	7,167	2,159

Net cash provided by operating activities	87,032	2,019

Investing Activities
Acquisition of flight equipment under operating lease	(1,177,551)	(319,585)
Payments for deposits on flight equipment purchases	(169,143)	(15,850)
Acquisition of furnishings, equipment and other assets	(24,629)	(166)

Net cash used in investing activities	(1,371,323)	(335,601)

Financing Activities
Issuance of common stock and warrants	868,554	1,059,707
Issuance of convertible notes	—	60,000
Proceeds from debt financings	945,750	29,300
Payments in reduction of debt financings	(474,161)	(4,300)
Restricted cash	(20,186)	(16,394)
Debt issue costs	(9,565)	(47,006)
Changes in security deposits and maintenance reserves on flight equipment leases	90,116	9,136

Net cash provided by financing activities	1,400,508	1,090,443

Net increase in cash	116,217	756,861
Cash at beginning of period	328,821	—

Cash at end of period	$445,038	$756,861

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $4,214 at June 30, 2011 and capitalized interest of $66 at June 30, 2010	$22,801	$294

Supplemental Disclosure of Noncash Activities
Deposits on flight equipment purchases applied to acquisition of flight equipment under operating leases	$33,408	$250

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. Company Background and Overview
Organization
Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) was incorporated in the State of Delaware and licensed to operate in the State of California. We commenced operations in February 2010 and elected a fiscal year end of December 31. The Company is principally engaged in the leasing of commercial aircraft to airlines throughout the world. We supplement our leasing revenues by providing fleet management and remarketing services to third parties. We typically provide many of the same services that we perform for our fleet, including leasing, releasing, lease management and sales services for which we charge a fee, with the objective of assisting our clients to maximize lease or sale revenues.
Initial Public Offering
On April 25, 2011, we completed an initial public offering of our Class A Common Stock and listing of our shares on the New York Stock Exchange (“NYSE”) under the symbol “AL”. The offering was upsized by 20% and the underwriters exercised their over-allotment option in full, resulting in the sale of an aggregate of 34,825,470 shares of Class A Common Stock. We received gross proceeds of $922.9 million.
Shelf Registration Statement
In accordance with its obligations under the Registration Rights Agreement, dated June 4, 2010, by and between our Company and FBR Capital Markets & Co, the Company filed with the Securities and Exchange Commission a shelf registration statement through a Registration Statement on Form S-1 (File No. 333-173817). Once effective it is anticipated that the shelf registration statement will provide for the resale of the following registrable shares: (i) 61,810,867 shares of Class A Common Stock, including up to 482,625 shares of Class A Common Stock issuable upon exercise of outstanding warrants and up to 1,829,339 shares of Class A Common Stock issuable upon conversion of outstanding Class B Non-Voting Common Stock, and (ii) 1,829,339 shares of Class B Non-Voting Common Stock.
2. Basis of Preparation
The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are determined to be the primary beneficiary. Certain prior year amounts have been reclassified to conform to the 2011 presentation. The accompanying Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements include all adjustments, including normally recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2011, and for all periods presented. The results of operations for the three- and six-months ended June 30, 2011, are not necessarily indicative of the operating results expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b) under the Securities Act of 1933 (“Rule 424(b)”) in connection with our public offering.

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
3. Debt Financing
     The Company’s consolidated debt as of June 30, 2011 and December 31, 2010 are summarized below:

(dollars in thousands)	June 30, 2011	December 31, 2010

Warehouse facility	$709,252	$554,915
Secured term financing	503,419	223,981
Unsecured financing	170,899	133,085

Total	$1,383,570	$911,981

     The Company’s secured obligations as of June 30, 2011 and December 31, 2010 are summarized below:

(dollars in thousands)	June 30, 2011	December 31, 2010

Non-recourse	$740,242	$573,222
With recourse	472,429	205,674

Total	$1,212,671	$778,896
Number of aircraft pledged as collateral	40	29
Net book value of aircraft pledged as collateral	$1,939,832	$1,266,762

a.	Warehouse Facility

On April 1, 2011, the Company executed an amendment to the Company’s non-recourse, revolving credit facility (the “Warehouse Facility”) that took effect on April 21, 2011. This facility, as amended, provides us with financing of up to $1.25 billion, modified from the original facility size of $1.5 billion. We are able to draw on this facility, as amended, during an availability period that ends in June 2013. Prior to the amendment of the Warehouse Facility, the Warehouse Facility accrued interest during the availability period based on LIBOR plus 3.25% on drawn balances and at a rate of 1.00% on undrawn balances. Following the amendment, the Warehouse Facility accrues interest during the availability period based on LIBOR plus 2.50% on drawn balances and 0.75% on undrawn balances. Pursuant to the amendment, the advance level under the facility was increased from 65.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash to 70.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%. As a result of amending the Warehouse Facility, we recorded an extinguishment of debt charge of $3.3 million from the write-off of deferred debt issue costs when the amendment became effective on April 21, 2011.

During the second quarter of 2011, the Company drew $104.9 million under the Warehouse Facility and incrementally pledged $163.1 million in aircraft collateral. As of June 30, 2011, the Company had borrowed $709.3 million under the Warehouse Facility and pledged 28 aircraft as collateral with a net book value of $1.2 billion. As of December 31, 2010, the Company had borrowed $554.9 million under the Warehouse Facility and pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $67.5 million and $48.3 million at June 30, 2011 and December 31, 2010, respectively.

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
b.	Secured Term Financing

During the second quarter of 2011, two of our wholly-owned subsidiaries entered into two separate secured term facilities, with recourse to the Company, aggregating $82.8 million. The two facilities consisted of a three-year $20.3 million facility at a floating rate of LIBOR plus 2.75% and a $62.5 million facility with an eight-year $56.0 million tranche at a rate of LIBOR plus 2.99% and a two-year $6.5 million tranche at a rate of LIBOR plus 2.10%. In connection with these facilities, the Company pledged $129.0 million in aircraft collateral.

The outstanding balance on our secured term facilities was $503.4 million and $224.0 million at June 30, 2011 and December 31, 2010, respectively.

c.	Unsecured Financing

During the second quarter of 2011, the Company issued $120.0 million in senior unsecured notes in a private placement to institutional investors. The notes have a five-year term and a coupon of 5.0%. In addition, we entered into two five-year and one three-year unsecured term facilities totaling $17.0 million with interest rates ranging from 3.0% to 4.0%.

We ended the second quarter of 2011 with a total of nine unsecured term facilities. The total amount outstanding under our unsecured term facilities was $170.9 million and $13.1 million as of June 30, 2011 and December 31, 2010, respectively.

In addition, we increased the capacity of one of our existing three-year revolving unsecured credit facilities from $25.0 million to $30.0 million. The Company ended the second quarter of 2011 with a total of 12 bilateral revolving unsecured credit facilities aggregating $313.0 million, each with a borrowing rate of LIBOR plus 2.00%. We did not have any amounts outstanding under our bilateral revolving unsecured credit facilities as of June 30, 2011 compared to $120.0 million outstanding as of December 31, 2010.

d.	Maturities

Maturities of debt outstanding as of June 30, 2011 are as follows:

(dollars in thousands)

Years ending December 31,
2011	$35,063
2012	71,637
2013	204,764
2014	220,973
2015	228,611
Thereafter	622,522

Total	$1,383,570	(1)

(1)	As of June 30, 2011, the Company had $709.3 million of debt outstanding under the Warehouse Facility which will come due beginning in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan with an increasing interest rate and has been presented as if such option were exercised in the maturity schedule, above.

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
4. Commitments and Contingencies
a.	Aircraft Acquisition

As of June 30, 2011, we had commitments to acquire a total of 234 new and nine used aircraft for delivery as follows:

Aircraft Type	2011(1)	2012	2013	2014	2015	Thereafter	Total

Airbus A319-100	1	—	—	—	—	—	1
Airbus A320/321-200	5	10	13	12	7	—	47
Airbus A320/321 NEO(2)(3)	—	—	—	—	—	50	50
Airbus A330-200/300	6	6	—	—	—	—	12
Boeing 737-700	2	—	—	—	—	—	2
Boeing 737-800(2)	2	3	12	12	14	37	80
Boeing 767-300ER	2	—	—	—	—	—	2
Boeing 777-300ER(3)	—	—	—	2	3	—	5
Boeing 787-9(3)	—	—	—	—	—	4	4
Embraer E175/190	11	19	—	—	—	—	30
ATR 72-600	2	8	—	—	—	—	10

Total	31	46	25	26	24	91	243

(1)	Of the 31 aircraft that we will acquire in the remainder of 2011, the following nine aircraft will be used aircraft: the A319-100, one A320-200, one A330-200, both 737-700s, both 737-800s and both 767-300ERs.

(2)	We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft and four of the Boeing 737-800 aircraft.

(3)	As of June 30, 2011, the Airbus A320/321 NEO aircraft, the Boeing 777-300ER aircraft and the Boeing 787-9 aircraft were subject to non-binding memoranda of understanding for the purchase of these aircraft.
Commitments for the acquisition of these aircraft at an estimated aggregate purchase price (including adjustments for inflation) of approximately $11.9 billion at June 30, 2011 are as follows:

(dollars in thousands)

Years ending December 31,
2011	$1,289,930
2012	1,817,592
2013	1,210,000
2014	1,408,662
2015	1,381,692
Thereafter	4,756,915
Total	$11,864,791

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $319.1 million and $183.4 million as of June 30, 2011 and December 31, 2010, respectively. If we are unable to satisfy our purchase commitments we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
b.	Office Lease

The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. Commitments for minimum rentals under the non-cancelable lease term at June 30, 2011 are as follows:

(dollars in thousands)

Years ending December 31,
2011	$—
2012	1,441
2013	2,325
2014	2,395
2015	2,467
Thereafter	23,241

Total	$31,869

5.	Net Earnings Per Share

Basic net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units and warrants using the treasury stock method. For the three months ended June 30, 2011 and 2010, the Company excluded 3,375,908 and 2,450,000 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the six months ended June 30, 2011 and the period from inception to June 30, 2010, the Company excluded 3,375,908 and 2,450,000 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. In addition, the Company excluded 2,613,989 and 2,450,000 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2011 and 2010, respectively.

The following table sets forth the reconciliation of basic and diluted net income (loss) per share:

	For the three months ended June 30,		For the six months ended June 30,	For the period from Inception to June 30,
(in thousands, except share data)	2011	2010	2011	2010

Numerator:
Net income (loss) available to common shareholders—basic and diluted EPS	$7,023	$(41,141)	$10,199	$(41,618)
Denominator:
Basic earnings per share—weighted average common shares	91,039,329	17,394,121	78,287,085	9,981,375
Effect of dilutive securities	124,329	—	121,379	—
Diluted earnings per share—weighted average common shares	91,163,657	17,394,121	78,408,463	9,981,375
Net income (loss) per share:
Basic	$0.08	$(2.37)	$0.13	$(4.17)
Diluted	$0.08	$(2.37)	$0.13	$(4.17)

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
6.	Fair Value Measurements
a.	Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2011 or December 31, 2010.

b.	Fair Value of Financial Instruments

The carrying value reported on the balance sheet for cash and cash equivalents, restricted cash and other payables approximates their fair value.

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of debt financing as of June 30, 2011 was $1,396.7 million compared to a book value of $1,383.6 million. The estimated fair value of debt financing as of December 31, 2010 was $931.2 million compared to a book value of $912.0 million.
7.	Equity Based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (the “Plan”), the maximum number of shares of Common Stock that may be issued under the Plan, including in settlement of Stock Options (“Stock Options”) and Restricted Stock Units (“RSUs”), is approximately 8,193,088 shares as of June 30, 2011. From inception of the Plan through June 30, 2011, the Company had granted 3,375,908 Stock Options and 3,457,964 RSUs.

The Company recorded $11.8 million and $2.3 million of stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense for the six months ended June 30, 2011 and the period from inception to June 30, 2010, totaled $22.7 million and $2.3 million, respectively.
a.	Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of stock-based payment awards on the date of grant is determined by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends.

Estimated volatility of the Company’s common stock for new grants is determined by using historical volatility of the Company’s peer group. Due to our limited operating history, there is no historical exercise data to provide a reasonable basis which the Company can use to estimate expected terms. Accordingly, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110. The risk-free interest rate used in the option valuation model is derived from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an assumed dividend yield of zero in the option valuation model. In accordance with ASC Topic 718, Compensation —Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The average assumptions used to value stock-based payments are as follows:

			For the six	For the period
	For the three months ended		months ended	from Inception to
	June 30,		June 30,	June 30,
	2011	2010	2011	2010

Dividend yield	None	None	None	None
Expected term	5.9 years	6.0 years	5.9 years	6.0 years
Risk-free interest rate	2.4%	2.5%	2.4%	2.5%
Volatility	50.2%	55.1%	50.2%	55.1%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%

AIR LEASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A summary of Stock Option activity in accordance with the Plan as of June 30, 2011 and 2010, and changes for the six-month period and the period from inception then ended follows:

			Remaining	Aggregate
		Exercise	concractual term	intrinsic value
	Shares	price	(in years)	(in thousands)

Options outstanding at inception	—
Granted	2,450,000	$20.00	9.9
Exercised	—
Cancelled	—

Options outstanding at June 30, 2010	2,450,000	$20.00	9.9
Options exercisable at June 30, 2010	—

Options outstanding at January 1, 2011	3,225,908	$20.00	9.5	$1,612
Granted	150,000	28.80	9.8
Exercised	—
Cancelled	—

Options outstanding at June 30, 2011	3,375,908	$20.39	9.0	$13,839
Options exercisable at June 30, 2011	1,125,292	$20.00	9.0	$4,828

The Company recorded $3.0 million and $0.6 million of stock-based compensation expense related to employee Stock Options for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense related to employee Stock Options for the six months ended June 30, 2011 and the period from inception to June 30, 2010, totaled $5.8 million and $0.6 million, respectively.

b.	Restricted Stock Unit Plan

The following is a summary of activity relating to RSUs:

			For the six	For the period
	For the three months ended		months ended	from Inception to
	June 30,		June 30,	June 30,
	2011	2010	2011	2010

Beginning restricted stock units	3,225,907	—	3,225,907	—
Shares awarded	232,057	2,450,000	232,057	2,450,000
Shares vested	(843,975)	—	(843,975)	—
Shares forfeited	—	—	—	—

Ending restricted stock units	2,613,989	2,450,000	2,613,989	2,450,000

At June 30, 2011, the outstanding RSUs are expected to vest as follows: 2012—895,477; 2013—874,530; 2014—843,982. The Company recorded $8.7 million and $1.7 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense related to RSUs for the six months ended June 30, 2011 and the period from inception to June 30, 2010, totaled $16.9 million and $1.7 million, respectively.
As of June 30, 2011, there was $59.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 2.6 years.
8.	Subsequent Events

During July 2011, one of our wholly-owned subsidiaries entered into a twelve-year $70.9 million secured term facility, with recourse to the Company, at a floating rate of LIBOR plus 1.50%. In addition, the Company entered into two separate fixed-rate amortizing unsecured facilities including a five-year $5.0 million facility with an interest rate of 3.85% and a three-year $35.0 million facility with an interest rate of 3.25%.

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
Overview
Our primary business is to acquire new and used popular and fuel-efficient commercial aircraft from aircraft manufacturers and other parties and to lease those aircraft to airlines around the world. We intend to supplement our leasing revenues by providing management services to investors and/or owners of aircraft for which we would receive fee-based revenue. These services include leasing, re-leasing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. In addition to our leasing activities, and depending on market conditions, we expect to sell aircraft from our fleet to other leasing companies, financial services companies and airlines.
On April 25, 2011, we completed an initial public offering of our Class A Common Stock and listing of our shares on the New York Stock Exchange under the symbol “AL”. The offering was upsized by 20% and the underwriters exercised their over-allotment option in full, resulting in the sale of an aggregate of 34,825,470 shares of Class A Common Stock. We received gross proceeds of approximately $922.9 million.
On April 1, 2011, the Company executed an amendment to the Warehouse Facility that took effect on April 21, 2011. This facility, as amended, provides us with financing of up to $1.25 billion, modified from the original facility size of $1.5 billion. We are able to draw on this facility, as amended, during an availability period that ends in June 2013. Prior to the amendment of the Warehouse Facility, the Warehouse Facility accrued interest during the availability period based on LIBOR plus 3.25% on drawn balances and at a rate of 1.00% on undrawn balances. Following the amendment, the Warehouse Facility accrues interest during the availability period based on LIBOR plus 2.50% on drawn balances and 0.75% on undrawn balances. Pursuant to the amendment, the advance level under the facility was increased from 65.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash to 70.0% of the appraised value of the pledged aircraft and 50.0% of the pledged cash. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%. As a result of amending the Warehouse Facility, we recorded an extinguishment of debt charge of $3.3 million from the write-off of deferred debt issue costs when the amendment became effective on April 21, 2011.
In accordance with its obligations under the Registration Rights Agreement, dated June 4, 2010, by and between our Company and FBR Capital Markets & Co, the Company filed with the Securities and Exchange Commission a shelf registration statement through a Registration Statement on Form S-1 (File No. 333-173817). Once effective it is anticipated that the shelf registration statement will provide for the resale of the following registrable shares: (i) 61,810,867 shares of Class A Common Stock, including up to 482,625 shares of Class A Common Stock issuable upon exercise of outstanding warrants and up to 1,829,339 shares of Class A Common Stock issuable upon conversion of outstanding Class B Non-Voting Common Stock, and (ii) 1,829,339 shares of Class B Non-Voting Common Stock.

Our fleet
We have continued to build one of the world’s youngest, most fuel-efficient operating lease portfolios. During the six months ended June 30, 2011, we acquired an additional 25 aircraft ending the period with a total of 65 aircraft (of which 13 were new aircraft and 52 were used aircraft) and managed one aircraft. Our weighted average fleet age as of June 30, 2011 was 3.6 years.
Portfolio metrics of our fleet of 65 aircraft as of June 30, 2011 are as follows:

(dollars in thousands)	June 30, 2011		December 31, 2010

Fleet size	65	(1)	40
Weighted average fleet age	3.6 years		3.8 years
Weighted average remaining lease term	6.1 years		5.6 years
Aggregate fleet cost	$2,876,962		$1,649,071

(1)	We acquired our existing fleet of 65 aircraft from 14 separate owners and operators of aircraft, 43 of which were subject to existing operating leases originated by nine different aircraft lessors. The individual transactions ranged in size from one to eight aircraft, and from $10.1 million to $330.2 million, respectively. The 43 existing operating leases were with 34 different airline customers. Of the 43 aircraft that we acquired from other aircraft lessors, none of the aircraft represented an entire portfolio (i.e., a group of aircraft characterized by risk, geography or other common features) of the respective seller lessor, and none of the seller lessors sold their aircraft as part of a plan to exit their respective aircraft leasing businesses. With respect to these transactions, we did not acquire any information technology systems, infrastructure, employees, other assets, services, financing or any other activities indicative of a business.
The following table sets forth the number of aircraft we leased to customers in the indicated regions as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Number of	% of	Number of	% of
	aircraft	total	aircraft	total

Europe	24	36.9%	16	40.0%
Asia/Pacific	22	33.9	11	27.5
Central America, South America and Mexico	8	12.3	5	12.5
U.S. and Canada	8	12.3	5	12.5
The Middle East and Africa	3	4.6	3	7.5

Total	65	100.0%	40	100.0%

The following table sets forth the number of aircraft we leased to customers by aircraft type as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Number of	% of	Number of	% of
	aircraft	total	aircraft	total

Airbus A319-100	7	10.8%	7	17.5%
Airbus A320-200	16	24.6	8	20.0
Airbus A321-200	3	4.6	2	5.0
Airbus A330-200	5	7.7	2	5.0
Boeing 737-700	5	7.7	5	12.5
Boeing 737-800	24	36.9	14	35.0
Boeing 767-300ER	1	1.5	—	0.0
Boeing 777-300ER	4	6.2	2	5.0

Total	65	100.0%	40	100.0%

We continue to evaluate opportunities to acquire attractive aircraft in order to grow our fleet to approximately 100 aircraft by the end of 2011.
During the second quarter of 2011, we entered into commitments to acquire up to 83 additional aircraft from Airbus, Boeing and Embraer for an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $5.0 billion. Deliveries of the additional aircraft are scheduled to commence in 2012 and to continue through 2020. From Airbus, we agreed to purchase one additional Airbus A321 aircraft and entered into a non-binding memorandum of understanding for the purchase of 50 Airbus A320/321 NEO aircraft and we have cancellation rights with respect to 14 of the 50 A320/321 NEO aircraft. From Boeing, we agreed to purchase an additional 18 Boeing 737-800 aircraft, and entered into memoranda of understanding for the purchase of five Boeing 777- 300ER aircraft and four Boeing 787-9 aircraft and have cancellation rights with respect to four of the additional 18 Boeing 737-800 aircraft. From Embraer, we agreed to purchase an additional five Embraer E190 aircraft.

As of June 30, 2011, we had contracted to buy 234 new and nine used aircraft at an estimated aggregate purchase price (including adjustments for inflation) of approximately $11.9 billion for delivery as follows:

Aircraft Type	2011(1)	2012	2013	2014	2015	Thereafter	Total

Airbus A319-100	1	—	—	—	—	—	1
Airbus A320/321-200	5	10	13	12	7	—	47
Airbus A320/321 NEO(2)(3)	—	—	—	—	—	50	50
Airbus A330-200/300	6	6	—	—	—	—	12
Boeing 737-700	2	—	—	—	—	—	2
Boeing 737-800(2)	2	3	12	12	14	37	80
Boeing 767-300ER	2	—	—	—	—	—	2
Boeing 777-300ER(3)	—	—	—	2	3	—	5
Boeing 787-9(3)	—	—	—	—	—	4	4
Embraer E175/190	11	19	—	—	—	—	30
ATR 72-600	2	8	—	—	—	—	10

Total	31	46	25	26	24	91	243

(1)	Of the 31 aircraft that we will acquire in the remainder of 2011, the following nine aircraft will be used aircraft: the A319-100, one A320-200, one A330-200, two 737-700s, both 737-800s and both 767-300ERs.

(2)	We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft and four of the Boeing 737-800 aircraft.

(3)	As of June 30, 2011, the Airbus A320/321 NEO aircraft, the Boeing 777-300ER aircraft and the Boeing 787-9 aircraft were subject to non-binding memoranda of understanding for the purchase of said aircraft.
Our lease placements are progressing in line with expectations. As of June 30, 2011 we have entered into contracts for the lease of new and used aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery year	aircraft	leased	% Leased

2011	31	31	100.0%
2012	46	37	80.4
2013	25	14	56.0
2014	26	6	23.1
2015	24	—	—
Thereafter	91	—	—

Total	243	88	36.2%

Debt financing
We fund our aircraft purchases with our existing cash balances, unsecured term and revolving credit facilities, our Warehouse Facility and secured term financings. As of June 30, 2011, we borrowed $709.3 million under our Warehouse Facility, $503.4 million in secured term debt and $170.9 million in unsecured financing. As of June 30, 2011, we had accumulated a diverse lending group consisting of 16 banks across four general types of lending facilities with a composite interest rate of 3.29%. This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization. See “Liquidity and capital resources” below.
Our debt financing was comprised of the following:

(dollars in thousands)	June 30, 2011	December 31, 2010

Secured debt	$1,212,671	$778,896
Unsecured debt	170,899	133,085

Total	$1,383,570	$911,981

Composite interest rate (1)	3.29%	3.32%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.
At June 30, 2011, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

Aircraft industry and sources of revenues
Our revenues are principally derived from operating leases with scheduled and charter airlines. As of June 30, 2011, we derived more than 90% of our revenues from airlines domiciled outside of the United States, and we anticipate that most of our revenues in the future will be generated from foreign lessees. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.
We are optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry provides in facilitating the growth of commercial air transport.
Liquidity and Capital Resources
Overview
As we grow our business, we envision funding our aircraft purchases through multiple sources, including cash raised in our prior equity offerings, cash flow from operations, the Warehouse Facility, additional unsecured debt financing through banks and the capital markets, bilateral credit facilities, and possibly government-sponsored export guaranty and lending programs.
We have substantial cash requirements as we continue to expand our fleet through our purchase commitments. However, we believe that we will have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part II—Item 1A. Risk Factors,” some of which are outside of our control. Macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.
Warehouse Facility
During the second quarter of 2011, the Company drew $104.9 million under the Warehouse Facility and incrementally pledged $163.1 million in aircraft collateral. As of June 30, 2011, the Company had borrowed $709.3 million under the Warehouse Facility and had pledged 28 aircraft as collateral with a net book value of $1.2 billion. As of December 31, 2010, the Company had borrowed $554.9 million under the Warehouse Facility and had pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $67.5 million and $48.3 million at June 30, 2011 and December 31, 2010, respectively. The Company had $540.8 million and $945.1 million available but undrawn under our Warehouse Facility as of June 30, 2011 and December 31, 2010, respectively.
Secured term financing
During the second quarter of 2011, two of our wholly-owned subsidiaries entered into two separate secured term facilities aggregating $82.8 million. The two facilities consisted of a three-year $20.3 million facility at a floating rate of LIBOR plus 2.75% and a $62.5 million facility with a eight-year $56.0 million tranche at a rate of LIBOR plus 2.99% and a two-year $6.5 million tranche at a rate of LIBOR plus 2.10%. In connection with these facilities, the Company pledged $129.0 million in aircraft collateral.
The outstanding balances on these facilities were $503.4 million and $224.0 million at June 30, 2011 and December 31, 2010, respectively.
Unsecured financing
During the second quarter of 2011, the Company issued $120.0 million in senior unsecured notes in a private placement to institutional investors. The notes have a five-year term and a coupon of 5.0%. In addition, we entered into two five-year and one three-year unsecured term facilities totaling $17.0 million with interest rates ranging from 3.0% to 4.0%.
We ended the second quarter of 2011 with a total of nine unsecured term facilities. The total amount outstanding under our unsecured term facilities was $170.9 million and $13.1 million as of June 30, 2011 and December 31, 2010, respectively.

In addition, we increased the capacity of one of our existing three-year revolving unsecured credit facilities from $25.0 million to $30.0 million. The Company ended the second quarter of 2011 with a total of 12 bilateral revolving unsecured credit facilities aggregating $313.0 million, each with a borrowing rate of LIBOR plus 2.00%. We did not have any amounts outstanding under our bilateral revolving unsecured credit facilities as of June 30, 2011 compared to $120.0 million outstanding as of December 31, 2010.
Contractual Obligations
Our contractual obligations as of June 30, 2011 are as follows:

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt obligations (1)	$35,063	$71,637	$204,764	$220,973	$228,611	$622,522	$1,383,570
Interest payments on debt outstanding (2)	25,465	48,773	43,497	33,913	27,212	20,391	199,251
Purchase commitments	1,289,930	1,817,592	1,210,000	1,408,662	1,381,692	4,756,915	11,864,791
Operating leases	—	1,441	2,325	2,395	2,467	23,241	31,869

Total	$1,350,458	$1,939,443	$1,460,586	$1,665,943	$1,639,982	$5,423,069	$13,479,481

(1)	As of June 30, 2011, the Company had $709.3 million of debt outstanding under the Warehouse Facility which will come due beginning in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan with an increasing interest rate and has been presented as if such option were exercised in the contractual obligation schedule, above.

(2)	Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2011.
Results of Operations

			For the six	For the period
	For the three months ended		months ended	from Inception to
	June 30,		June 30,	June 30,
(in thousands, except share data)	2011	2010	2011	2010

Revenues
Rental of flight equipment	$74,004	$1,235	$128,616	$1,235
Interest and other	340	474	943	474

Total revenues	74,344	1,709	129,559	1,709

Expenses
Interest	10,090	1,838	19,150	1,838
Amortization of deferred debt issue costs	2,336	875	4,664	875
Extinguishment of debt	3,349	—	3,349	—
Amortization of convertible debt discounts	—	35,798	—	35,798

Interest expense	15,775	38,511	27,163	38,511

Depreciation of flight equipment	24,644	327	42,774	327
Selling, general and administrative	11,284	5,759	21,149	6,236
Stock-based compensation	11,753	2,255	22,660	2,255

Total expenses	63,456	46,852	113,746	47,329

Income (loss) before taxes	10,888	(45,143)	15,813	(45,620)
Income tax (expense) benefit	(3,865)	4,002	(5,614)	4,002

Net income (loss)	$7,023	$(41,141)	$10,199	$(41,618)

Other Financial Data
Adjusted net income (loss) (1)	$19,459	$(3,315)	$31,172	$(3,792)
Adjusted EBITDA (2)	$62,780	$3,550	$108,029	$3,073

(1)	Adjusted net income (loss) (defined as net income before stock-based compensation expense and non-cash interest expense, which includes the amortization of debt issuance costs and extinguishment of debt) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income (loss), income from operations or any other performance measures derived in accordance with GAAP. Adjusted net income (loss) is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted net income (loss) provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted net income (loss) as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted net income (loss) as an analytical tool and a reconciliation of adjusted net income (loss) to our GAAP net income (loss) and cash flow from operating activities.
Operating Performance: Management and our board of directors use adjusted net income (loss) in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful in identifying trends in our performance. We use adjusted net income (loss) as a measure of our consolidated operating performance exclusive of income and expenses that relate to the financing, income taxes, and capitalization of the business. Also, adjusted net income (loss) assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily one-time amortization of convertible debt discounts and extinguishment of debt) and stock-based compensation expense from our operating results. In addition, adjusted net income (loss) helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance. Accordingly, we believe this metric measures our financial performance based on operational factors that we can influence in the short term, namely the cost structure and expenses of the organization.
Liquidity: In addition to the uses described above, management and our board of directors use adjusted net income as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors.

Limitations: Adjusted net income (loss) has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are as follows:
•	adjusted net income (loss) does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments, or (ii) changes in or cash requirements for our working capital needs; and

•	our calculation of adjusted net income (loss) may differ from the adjusted net income (loss) or analogous calculations of other companies in our industry, limiting its usefulness as a comparative measure.
The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (loss) for three months ended June 30, 2011 and 2010, the six months ended June 30, 2011 and the period from inception to June 30, 2010:

			For the six months	For the period
	For the three months ended		ended	from Inception to
	June 30,		June 30,	June 30,
(in thousands)	2011	2010	2011	2010

Reconciliation of cash flows from operating activities to adjusted net income (loss):
Net cash provided by operating activities	$48,483	$209	$87,032	$2,019
Depreciation of flight equipment	(24,644)	(327)	(42,774)	(327)
Stock-based compensation	(11,753)	(2,255)	(22,660)	(2,255)
Deferred taxes	(3,866)	4,002	(5,614)	4,002
Amortization of deferred debt issue costs	(2,336)	(875)	(4,664)	(875)
Extinguishment of debt	(3,349)	—	(3,349)	—
Amortization of convertible debt discounts	—	(35,798)	—	(35,798)
Changes in operating assets and liabilities:
Lease receivables and other assets	14,042	1,094	16,327	1,199
Accrued interest and other payables	(5,904)	(5,032)	(6,932)	(7,424)
Rentals received in advance	(3,650)	(2,159)	(7,167)	(2,159)

Net income (loss)	7,023	(41,141)	10,199	(41,618)
Amortization of debt issue costs	2,336	875	4,664	875
Extinguishment of debt	3,349	—	3,349	—
Amortization of convertible debt discounts	—	35,798	—	35,798
Stock-based compensation	11,753	2,255	22,660	2,255
Tax effect	(5,002)	(1,102)	(9,700)	(1,102)

Adjusted net income (loss)	$19,459	$(3,315)	$31,172	$(3,792)

			For the six months	For the period
	For the three months ended		ended	from Inception to
	June 30,		June 30,	June 30,
(in thousands)	2011	2010	2011	2010

Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)	$7,023	$(41,141)	$10,199	$(41,618)
Amortization of debt issue costs	2,336	875	4,664	875
Extinguishment of debt	3,349	—	3,349	—
Amortization of convertible debt discounts	—	35,798	—	35,798
Stock-based compensation	11,753	2,255	22,660	2,255
Tax effect	(5,002)	(1,102)	(9,700)	(1,102)

Adjusted net income (loss)	$19,459	$(3,315)	$31,172	$(3,792)

(2)	Adjusted EBITDA (defined as net income (loss) before net interest expense, extinguishment of debt, stock-based compensation expense, income tax (expense) benefit, and depreciation and amortization expense) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income (loss), income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted EBITDA provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted EBITDA as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted EBITDA as an analytical tool and a reconciliation of adjusted EBITDA to our GAAP net loss and cash flow from operating activities.
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
The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA for the three months ended June 30, 2011 and 2010, the six months ended June 30, 2011 and the period from inception to June 30, 2010:

			For the six months	For the period
	For the three months ended		ended	from Inception to
	June 30,		June 30,	June 30,
(in thousands)	2011	2010	2011	2010

Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$48,483	$209	$87,032	$2,019
Depreciation of flight equipment	(24,644)	(327)	(42,774)	(327)
Stock-based compensation	(11,753)	(2,255)	(22,660)	(2,255)
Deferred taxes	(3,866)	4,002	(5,614)	4,002
Amortization of deferred debt issue costs	(2,336)	(875)	(4,664)	(875)
Extinguishment of debt	(3,349)	—	(3,349)	—
Amortization of convertible debt discounts	—	(35,798)	—	(35,798)
Changes in operating assets and liabilities:
Lease receivables and other assets	14,042	1,094	16,327	1,199
Accrued interest and other payables	(5,904)	(5,032)	(6,932)	(7,424)
Rentals received in advance	(3,650)	(2,159)	(7,167)	(2,159)

Net income (loss)	7,023	(41,141)	10,199	(41,618)
Net interest expense	15,495	38,107	26,782	38,107
Income taxes	3,865	4,002	5,614	4,002
Depreciation	24,644	327	42,774	327
Stock-based compensation	11,753	2,255	22,660	2,255

Adjusted EBITDA	$62,780	$3,550	$108,029	$3,073

			For the six months	For the period
	For the three months ended		ended	from Inception to
	June 30,		June 30,	June 30,
(in thousands)	2011	2010	2011	2010

Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$7,023	$(41,141)	$10,199	$(41,618)
Net interest expense	15,495	38,107	26,782	38,107
Income taxes	3,865	4,002	5,614	4,002
Depreciation	24,644	327	42,774	327
Stock-based compensation	11,753	2,255	22,660	2,255

Adjusted EBITDA	$62,780	$3,550	$108,029	$3,073

Three months ended June 30, 2011, compared to the three months ended June 30, 2010
Rental revenue
Building on our base of 49 aircraft at March 31, 2011, we acquired sixteen aircraft during the three months ended June 30, 2011. As of June 30, 2011, we had acquired 65 aircraft at a total cost of $2.9 billion and recorded $74.0 million in rental revenue for the three months then ended, which includes overhaul revenue of $2.6 million. As of June 30, 2010, we had acquired eight aircraft at a total cost of $319.6 million and recorded $1.2 million in rental revenue for the three months ended June 30, 2010, which includes overhaul revenue of $0.2 million. The increase in rental revenue for the three months ended June 30, 2011, compared to 2010, was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the quarter will be reflected in subsequent periods.
All of the aircraft in our fleet were leased as of June 30, 2011 and 2010.
Interest expense
Interest expense totaled $15.8 million and $38.5 million for the three months ended June 30, 2011 and 2010, respectively. The change was primarily due to an increase in our outstanding debt balances resulting in an $8.3 million increase in interest, an increase of $1.5 million in amortization of our deferred debt issue costs and a $3.3 million charge for the extinguishment of debt associated with the modification of the Warehouse Facility, offset by a one-time $35.8 million charge for the amortization of convertible debt discounts recorded during the second quarter of 2010. The amortization of convertible debt discounts was a one-time, equity-neutral charge. This charge was a result of our issuance of $60.0 million of convertible notes at 6.0%, on May 7, 2010, to funds managed by Ares Management LLC and Leonard Green & Partners, L.P. and members of our management and board of directors (and their family members or affiliates) and simultaneously entering into a forward purchase arrangement with such funds managed by Ares Management LLC and Leonard Green & Partners, L.P. to purchase shares at a discounted price of $18.00 per share. We used the proceeds of the convertible notes to finance the acquisition of an aircraft and for general corporate purposes prior to the initial closing of our private placement of Common Stock in June 2010. The convertible notes all converted to equity at $18.00 per share on June 4, 2010, upon the initial closing of our private placement of Common Stock in June 2010.
We expect that our interest expense will increase as our average debt balance outstanding continues to increase.
Our overall composite interest rate has continued to improve since our inception. This is a result of our credit spreads on new debt issuances continuing to tighten, combined with the effects of an extended low short-term interest rate environment.
Depreciation expense
We recorded $24.6 million in depreciation expense of flight equipment for the three months ended June 30, 2011 compared to $0.3 million for the three months ended June 30, 2010. The increase in depreciation expense for 2011, compared to 2010, was attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the quarter will be reflected in subsequent periods.
Selling, general and administrative expenses
We recorded selling, general and administrative expenses of $11.3 million and $5.8 million for the three months ended June 30, 2011 and 2010, respectively. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to continue decreasing as a percentage of our revenue.
Stock-based compensation expense
Stock-based compensation expense totaled $11.8 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively. This increase is primarily a result of timing as the full impact on stock-based compensation expense of grants made during the second quarter of 2010, which were not reflected until subsequent periods. We determine the fair value of our grants on the grant date and will recognize the value of the grants as expense over the vesting period, with an offsetting increase to equity. As a result, the stock-based compensation expense recorded to date is equity-neutral.
Taxes
The effective tax rate for the three months ended June 30, 2011 was 35.5% compared to 8.8% for the period from inception to June 30, 2010. The change in effective tax rate for the respective periods is due to the effect of the one-time charge of $35.8 million relating to the amortization of convertible debt discounts in the prior period which is not deductible for tax purposes.
Net income (loss)
For the three months ended June 30, 2011, the Company reported consolidated net income of $7.0 million, or $0.08 per diluted share, compared to a consolidated net loss of $41.1 million, or $2.37 per diluted share, for the three months ended June 30, 2010. The increase in net income for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft and the effect of a one-time $35.8 million charge for the amortization of convertible debt discounts recorded during the second quarter of 2010.
Adjusted net income (loss)
We recorded adjusted net income of $19.5 million for the three-month period ended June 30, 2011 compared to an adjusted net loss of $3.3 million for the three-month period ended June 30, 2010. The change in adjusted net income (loss) for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft..
Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 under the “Results of Operations” table above for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income.

Six months ended June 30, 2011, compared to the period from inception to June 30, 2010
Rental revenue
Building on our base of 40 aircraft at December 31, 2010, we acquired twenty-five aircraft during the six months ended June 30, 2011. As of June 30, 2011, we had acquired 65 aircraft at a total cost of $2.9 billion and recorded $128.6 million in rental revenue for the six months then ended, which includes overhaul revenue of $4.3 million. As of June 30, 2010, we had acquired eight aircraft at a total cost of $319.6 million and recorded $1.2 million in rental revenue for the period from inception to June 30, 2010, which includes overhaul revenue of $0.2 million. The increase in rental revenue for 2011, compared to 2010, was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the quarter will be reflected in subsequent periods.
All of the aircraft in our fleet were leased as of June 30, 2011 and 2010.
Interest expense
Interest expense totaled $27.2 million and $38.5 million for the six months ended June 30, 2011 and the period from inception to June 30, 2010, respectively. The change was primarily due to an increase in our outstanding debt balances resulting in a $17.3 million increase in interest, an increase of $3.8 million in amortization of our deferred debt issue costs and a $3.3 million charge for the extinguishment of debt associated with the modification of the Warehouse Facility, offset by a one-time $35.8 million charge for the amortization of convertible debt discounts recorded during the second quarter of 2010. The amortization of convertible debt discounts was a one-time, equity-neutral charge. This charge was a result of our issuance of $60.0 million of convertible notes at 6.0%, on May 7, 2010, to funds managed by Ares Management LLC and Leonard Green & Partners, L.P. and members of our management and board of directors (and their family members or affiliates) and simultaneously entering into a forward purchase arrangement with such funds managed by Ares Management LLC and Leonard Green & Partners, L.P. to purchase shares at a discounted price of $18.00 per share. We used the proceeds of the convertible notes to finance the acquisition of an aircraft and for general corporate purposes prior to the initial closing of our private placement of Common Stock in June 2010. The convertible notes all converted to equity at $18.00 per share on June 4, 2010, upon the initial closing of our private placement of Common Stock in June 2010.
We expect that our interest expense will increase as our average debt balance outstanding continues to increase.
Our overall composite interest rate has continued to improve since our inception. This is a result of our credit spreads on new debt issuances continuing to tighten, combined with a low short-term interest rate environment.
Depreciation expense
We recorded $42.8 million in depreciation expense of flight equipment for the six months ended June 30, 2011 compared to $0.3 million for the period from inception to June 30, 2010. The increase in depreciation expense for 2011, compared to 2010, was attributable to the acquisition and lease of additional aircraft. The full impact on depreciation expense for aircraft added during the quarter will be reflected in subsequent periods.
Selling, general and administrative expenses
We recorded selling, general and administrative expenses of $21.1 million and $6.2 million for the six months ended June 30, 2011 and the period from inception to June 30, 2010, respectively. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to continue decreasing as a percentage of our revenue.
Stock-based compensation expense
Stock-based compensation expense totaled $22.7 million and $2.3 million for the six months ended June 30, 2011 and the period from inception to June 30, 2010, respectively. This increase is primarily a result of timing as the full impact on stock-based compensation expense for grants made during the second quarter of 2010, which were not reflected until subsequent periods. We determine the fair value of our grants on the grant date and will recognize the value of the grants as expense over the vesting period, with an offsetting increase to equity. As a result, the stock-based compensation expense recorded to date is equity-neutral.

Taxes
The effective tax rate for the six months ended June 30, 2011 was 35.5% compared to 8.8% for the period from inception to June 30, 2010. The change in effective tax rate for the respective periods is due to the effect of the one-time charge of $35.8 million relating to the amortization of convertible debt discounts in the prior period which is not deductible for tax purposes.
Net income (loss)
For the six months ended June 30, 2011, the Company reported consolidated net income of $10.2 million, or $0.13 per diluted share, compared to a consolidated net loss of $41.6 million, or $4.17 per diluted share, for the period from inception to June 30, 2010. The increase in net income for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft and the effect of a one-time $35.8 million charge for the amortization of convertible debt discounts recorded during the second quarter of 2010.
Adjusted net income (loss)
We recorded adjusted net income of $31.2 million for the six-month period ended June 30, 2011 compared to an adjusted net loss of $3.8 million for the period from inception to June 30, 2010. The change in adjusted net income (loss) for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft..
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
Critical accounting policies
The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.
Interest Rate Risk
The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2010, we had $898.9 million in floating-rate debt. As of June 30, 2011, we had $1.0 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2010 and June 30, 2011 of approximately $9.0 million and $10.2 million, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in total floating rate debt outstanding as of June 30, 2011 compared to December 31, 2010.

Foreign Exchange Rate Risk
The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2010 and June 30, 2011, 3.7% and 4.7% respectively, of our lease revenues were denominated in Euros. The increase in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.
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
We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of June 30, 2011. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The co-managing underwriters of the offering were J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC.
In connection with our initial public offering, we paid underwriting discounts and commissions to the underwriters totaling approximately $50.8 million in connection with the offering. In addition, we incurred expenses reasonably estimated to be approximately $3.6 million in connection with the offering, which when added to the underwriting discounts paid by us, amount to total expenses of approximately $54.8 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $868.6 million. Approximately $0.9 million of such underwriting discounts and commissions were paid to SG Americas Securities, LLC. Michel M.R.G. Péretié, a director of the Company, is the Chief Executive Officer of Société Générale Corporate & Investment Banking, an affiliate of SG Americas Securities, LLC.
There are no material changes in the use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b). From the effective date of the registration statement to June 30, 2011, the Company used approximately $492.3 million of net offering proceeds for the acquisition of flight equipment. No such payments were direct of indirect payments to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6. Exhibits

10.1†	Amendment No. 6 to the Purchase Agreement COM0188-10, dated May 2, 2011, by and between Air Lease
Corporation and Embraer S.A. (f/k/a Embraer — Empresa Brasileira de Aeronáutica S.A.)

10.2†	Amendment No. 7 to the Purchase Agreement COM0188-10, dated June 15, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer — Empresa Brasileira de Aeronáutica S.A.)

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION
August 12, 2011	/s/ John L. Plueger
John L. Plueger
President and Chief Operating Officer

August 12, 2011	/s/ James C. Clarke
James C. Clarke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 12, 2011	/s/ Gregory B. Willis
Gregory B. Willis
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

10.1†	Amendment No. 6 to the Purchase Agreement COM0188-10, dated May 2, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer — Empresa Brasileira de Aeronáutica S.A.)

10.2†	Amendment No. 7 to the Purchase Agreement COM0188-10, dated June 15, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer — Empresa Brasileira de Aeronáutica S.A.)

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.