Form 10-Q
period 2011-09-30
AIR LEASE CORP
filed 2011-11-10
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35121

AIR LEASE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-1840403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars, Suite 1000N Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 553-0555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 11, 2011:

Class A Common Stock, $0.01 par value: 98,885,131 shares

Class B Non-Voting Common Stock, $0.01 par value: 1,829,339 shares

AIR LEASE CORPORATION

FORM 10-Q QUARTERLY REPORT

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011 and the period from Inception to September 30, 2010	4

	Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2011	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and the period from Inception to September 30, 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

SIGNATURES		33

INDEX OF EXHIBITS		34

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$279,647	$328,821
Restricted cash	74,819	48,676

Flight equipment subject to operating leases	3,433,308	1,649,071
Less accumulated depreciation	(92,693)	(19,262)

	3,340,615	1,629,809

Deposits on flight equipment purchases	406,487	183,367
Deferred debt issue costs—less accumulated amortization of $11,726 and $4,754 as of September 30, 2011 and December 31, 2010, respectively	46,439	46,422
Notes receivable	28,066	—
Deferred tax asset	—	8,875
Other assets	70,944	30,312

Total assets	$4,247,017	$2,276,282

Liabilities and Shareholders’ Equity
Accrued interest and other payables	$44,139	$22,054
Debt financing	1,802,648	911,981
Security deposits and maintenance reserves on flight equipment leases	232,816	109,274
Rentals received in advance	17,317	8,038
Deferred tax liability	6,809	—

Total liabilities	2,103,729	1,051,347

Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 98,885,131 and 63,563,810 shares at September 30, 2011 and December 31, 2010, respectively	984	636
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,165,856	1,276,321
Accumulated deficit	(23,570)	(52,040)

Total shareholders’ equity	2,143,288	1,224,935

Total liabilities and shareholders’ equity	$4,247,017	$2,276,282

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from Inception to September 30,
(in thousands, except share data)	2011	2010	2011	2010
Revenues
Rental of flight equipment	$90,476	$19,110	$219,092	$20,345
Interest and other income	1,649	642	2,592	1,116

Total revenues	92,125	19,752	221,684	21,461

Expenses
Interest	10,993	3,871	30,143	5,709
Amortization of deferred debt issue costs	2,308	1,935	6,972	2,810
Extinguishment of debt	—	—	3,349	—
Amortization of convertible debt discounts	—	—	—	35,798

Interest expense	13,301	5,806	40,464	44,317

Depreciation of flight equipment	30,657	6,301	73,431	6,628
Selling, general and administrative	11,512	7,941	32,661	14,177
Stock-based compensation	8,314	10,941	30,974	13,196

Total expenses	63,784	30,989	177,530	78,318

Income (loss) before taxes	28,341	(11,237)	44,154	(56,857)
Income tax (expense) benefit	(10,070)	3,490	(15,684)	7,492

Net income (loss)	$18,271	$(7,747)	$28,470	$(49,365)

Net income (loss) attributable to common shareholders per share
Net income (loss)
Basic	$0.18	$(0.12)	$0.33	$(1.64)
Diluted	$0.18	$(0.12)	$0.33	$(1.64)

Weighted-average shares outstanding
Basic	100,714,470	64,984,887	85,845,031	30,062,023
Diluted	100,767,839	64,984,887	85,946,120	30,062,023

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2010	—	$—	63,563,810	$636	1,829,339	$18	$1,276,321	$(52,040)	$1,224,935
Class A Common Stock issuance	—	—	34,825,470	348	—	—	867,017	—	867,365
Issuance of restricted stock units	—	—	843,975	—	—	—	—	—	—
Tax withholdings on stock based compensation	—	—	(348,124)	—	—	—	(8,456)	—	(8,456)
Stock based compensation	—	—	—	—	—	—	30,974	—	30,974
Net income	—	—	—	—	—	—	—	28,470	28,470

Balance at September 30, 2011	—	$—	98,885,131	$984	1,829,339	$18	$2,165,856	$(23,570)	$2,143,288

See Notes to Consolidated Financial Statements

AIR LEASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended	For the period from Inception to
(dollars in thousands)	September 30, 2011	September 30, 2010
Operating Activities
Net income (loss)	$28,470	$(49,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of flight equipment	73,431	6,628
Stock-based compensation	30,974	13,196
Deferred taxes	15,684	(7,492)
Amortization of deferred debt issue costs	6,972	2,810
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798
Changes in operating assets and liabilities:
Other assets	(15,427)	(3,339)
Accrued interest and other payables	13,465	8,275
Rentals received in advance	9,279	5,101

Net cash provided by operating activities	166,197	11,612

Investing Activities
Acquisition of flight equipment under operating lease	(1,706,278)	(980,110)
Payments for deposits on flight equipment purchases	(278,820)	(75,386)
Acquisition of furnishings, equipment and other assets	(38,844)	(11,150)
Advances on notes receivable	(30,000)	—
Collections on notes receivable	1,934	—

Net cash used in investing activities	(2,052,008)	(1,066,646)

Financing Activities
Issuance of common stock and warrants	867,365	1,157,133
Tax withholdings on stock based compensation	(8,456)	—
Issuance of convertible notes	—	60,000
Net change in unsecured revolving facilities	153,000	—
Proceeds from debt financings	800,043	203,631
Payments in reduction of debt financings	(62,376)	(4,940)
Restricted cash	(26,143)	(43,921)
Debt issue costs	(10,338)	(47,960)
Security deposits and maintenance reserve receipts	127,262	67,964
Security deposits and maintenance reserve disbursements	(3,720)	(5,049)

Net cash provided by financing activities	1,836,637	1,386,858

Net increase in cash	(49,174)	331,824
Cash at beginning of period	328,821	—

Cash at end of period	$279,647	$331,824

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $7,297 at September 30, 2011 and capitalized interest of $363 at September 30, 2010	$34,849	$4,696

Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment under operating leases	$77,959	$—
Conversion of convertible notes to Class A Common Stock	$—	$60,000

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

Shelf Registration Statement

In accordance with our obligations under the Registration Rights Agreement, dated June 4, 2010, by and between our Company and FBR Capital Markets & Co, the Company filed with the Securities and Exchange Commission a shelf registration statement through a Registration Statement on Form S-1 (File No. 333-173817) that was declared effective by the Securities and Exchange Commission on September 2, 2011. The shelf registration statement provided for the resale of the following registrable shares: (i) 59,981,528 shares of Class A Common Stock, including up to 482,625 shares of Class A Common Stock issuable upon exercise of outstanding warrants, and (ii) 1,829,339 shares of Class B Non-Voting Common Stock.

2.	Basis of Preparation

The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are determined to be the primary beneficiary. Prior year acquisitions of furnishings, equipment and other assets totaling $11.2 million which were previously reported under cash provided by operating activities for the period from inception to September 30, 2010 have been reclassified to investing activities. The accompanying Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements include all adjustments, including normally recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2011, and for all periods presented. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the operating results expected for the year ending December 31, 2011. These financial statements

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

should be read in conjunction with the financial statements and related notes included in the Company’s final prospectus filed with the Securities and Exchange Commission on September 6, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, (“Rule 424(b)”) in connection with our shelf registration statement.

3. Debt Financing

    The Company’s consolidated debt as of September 30, 2011 and December 31, 2010 are summarized below:

(dollars in thousands)	September 30, 2011	December 31, 2010
Warehouse facility	$740,533	$554,915
Secured term financing	559,798	223,981
Unsecured financing	502,317	133,085

Total	$1,802,648	$911,981

    The Company’s secured obligations as of September 30, 2011 and December 31, 2010 are summarized below:

(dollars in thousands)	September 30, 2011	December 31, 2010
Nonrecourse	$770,406	$573,222
Recourse	529,925	205,674

Total	$1,300,331	$778,896
Number of aircraft pledged as collateral	42	29
Net book value of aircraft pledged as collateral	$2,050,644	$1,266,762

a.	Warehouse Facility

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

During the third quarter of 2011, the Company drew $31.3 million under the Warehouse Facility and incrementally pledged $36.8 million in aircraft collateral. As of September 30, 2011, the Company had

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

borrowed $740.5 million under the Warehouse Facility and pledged 29 aircraft as collateral with a net book value of $1.2 billion. As of December 31, 2010, the Company had borrowed $554.9 million under the Warehouse Facility and pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $72.1 million and $48.3 million at September 30, 2011 and December 31, 2010, respectively.

b.	Secured Term Financing

During the third quarter of 2011, one of our wholly-owned subsidiaries entered into a recourse 11.75 year $70.9 million secured term facility at a rate of LIBOR plus 1.50%. In connection with this facility, the Company pledged $94.5 million in aircraft collateral.

The outstanding balance on our secured term facilities was $559.8 million and $224.0 million at September 30, 2011 and December 31, 2010, respectively.

c.	Unsecured Financing

During the third quarter of 2011, the Company entered into four additional fixed-rate amortizing unsecured facilities aggregating $62.9 million and a $45.0 million revolving unsecured credit facility as follows:

Facility Type	Term		Interest Rate	Amount
Unsecured term loan	3 year	(1)	3.25%	$35.0 million
Unsecured term loan	5 year	(1)	3.99%	20.0 million
Unsecured term loan	5 year	(1)	3.85%	5.0 million
Unsecured term loan	1 year	(1)	3.00%	2.9 million

Subtotal				$62.9 million

Unsecured revolving facility(2)	3 year		LIBOR + 2.00%	$45.0 million

(1)	Amortizing loan.
(2)	As of September 30, 2011, the Company maintained a $2.5 million compensating balance with respect to this credit facility.

We ended the third quarter of 2011with a total of 13 unsecured term facilities. The total amount outstanding under our unsecured term facilities was $229.3 million and $13.1 million as of September 30, 2011 and December 31, 2010, respectively.

The Company ended the third quarter of 2011 with a total of 13 revolving unsecured credit facilities aggregating $358.0 million, each with a borrowing rate of LIBOR plus 2.00%. The total amount outstanding under our bilateral revolving credit facilities was $273.0 million and $120.0 million as of September 30, 2011 and December 31, 2010, respectively.

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

d.	Maturities

Maturities of debt outstanding as of September 30, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2011	$22,233
2012	153,822
2013	380,921
2014	310,214
2015	244,962
Thereafter	690,496

Total	$1,802,648	(1)(2)

(1)

As of September 30, 2011, the Company had $740.5 million of debt outstanding under the Warehouse Facility which will come due beginning in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the maturity schedule, above.

(2)

As of September 30, 2011, the Company had $273.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule, above.

4.	Notes Receivable

During the third quarter of 2011, the Company provided short-term bridge financing of $30.0 million for the acquisition of an aircraft and the note matures in December 2011. During the three months ended September 30, 2011, the Company recorded $1.1 million in fee and interest income related to this note and ended the quarter with $1.0 million in unearned fee revenue.

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Commitments and Contingencies

a.	Aircraft Acquisition

As of September 30, 2011, we had commitments to acquire a total of 233 new and six used aircraft for delivery as follows:

Aircraft Type	2011(1)	2012	2013	2014	2015	Thereafter	Total
Airbus A320/321-200	4	10	13	12	7	—	46
Airbus A320/321 NEO(2)(3)	—	—	—	—	—	50	50
Airbus A330-200/300	3	6	3	—	—	—	12
Boeing 737-800(3)	4	4	12	12	14	37	83
Boeing 767-300ER	1	—	—	—	—	—	1
Boeing 777-200ER	1	—	—	—	—	—	1
Boeing 777-300ER	—	—	—	2	3	—	5
Boeing 787-9(2)	—	—	—	—	—	4	4
Embraer E175/190	7	17	1	—	—	—	25
ATR 72-600	2	8	2	—	—	—	12

Total	22	45	31	26	24	91	239

(1)

Of the 22 aircraft that we committed to acquire in the remainder of 2011, the following six aircraft will be used aircraft: four Boeing 737-800 aircraft, one Boeing 767-300ER aircraft and one Boeing 777-200ER aircraft.

(2)	As of September 30, 2011, the Airbus A320/321 NEO aircraft and the Boeing 787-9 aircraft were subject to non-binding memoranda of understanding for the purchase of these aircraft.
(3)	We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft and four of the Boeing 737-800 aircraft.

Commitments for the acquisition of these aircraft at an estimated aggregate purchase price (including adjustments for inflation) of approximately $11.7 billion at September 30, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2011	$830,776
2012	1,846,985
2013	1,512,966
2014	1,407,440
2015	1,381,288
Thereafter	4,756,915

Total	$11,736,370

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $406.5 million and $183.4 million as of September 30, 2011 and December 31, 2010, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

b.	Office Lease

The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. Commitments for minimum rentals under the non-cancelable lease term at September 30, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2011	$—
2012	1,441
2013	2,325
2014	2,395
2015	2,467
Thereafter	23,241

Total	$31,869

6.	Net Earnings Per Share

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

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units and warrants using the treasury stock method. For the three months ended September 30, 2011 and 2010, the Company excluded 3,375,908 and 3,225,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the nine months ended September 30, 2011 and the period from inception to September 30, 2010, the Company excluded 3,375,908 and 3,225,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. In addition, the Company excluded 2,613,989 and 3,225,907 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2011 and 2010, respectively.

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the reconciliation of basic and diluted net income (loss) per share:

	For the three months ended September 30,		For the nine months ended and the period from Inception to September 30,
(in thousands, except share data)	2011	2010	2011	2010
Numerator:
Net income (loss) available to common shareholders—basic and diluted EPS	$18,271	$(7,747)	$28,470	$(49,365)

Denominator:
Basic earnings per share—weighted average common shares	100,714,470	64,984,887	85,845,031	30,062,023
Effect of dilutive securities	53,369	—	101,088	—
Diluted earnings per share—weighted average common shares	100,767,839	64,984,887	85,946,120	30,062,023

Net income (loss) per share:
Basic	$0.18	$(0.12)	$0.33	$(1.64)
Diluted	$0.18	$(0.12)	$0.33	$(1.64)

7.	Fair Value Measurements

a.	Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2011 or December 31, 2010.

b.	Fair Value of Financial Instruments

The carrying value reported on the balance sheet for cash and cash equivalents, restricted cash, notes receivable and other payables approximates their fair value.

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of debt financing as of September 30, 2011 was $1,793.2 million compared to a book value of $1,802.6 million. The estimated fair value of debt financing as of December 31, 2010 was $931.2 million compared to a book value of $912.0 million.

8.	Equity Based Compensation

In accordance with the Company’s 2010 Equity Incentive Plan (“Plan”), the number of Stock Options (“Stock Options”) and Restricted Stock Units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of September 30, 2011. As of September 30, 2011, the Company granted 3,375,908 Stock Options and 3,457,964 RSUs.

The Company recorded $8.3 million and $10.9 million of stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense for the nine months ended September 30, 2011 and the period from inception to September 30, 2010, totaled $31.0 million and $13.2 million, respectively.

a.	Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of stock-based payment awards on the date of grant is determined by an option-pricing

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, a risk-free interest rate and expected dividends.

Estimated volatility of the Company’s common stock for new grants is determined by using historical volatility of the Company’s peer group. Due to our limited operating history, there is no historical exercise data to provide a reasonable basis which the Company can use to estimate expected terms. Accordingly, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110. The risk-free interest rate used in the option valuation model is derived from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an assumed dividend yield of zero in the option valuation model. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company did not make any stock-based payments during the three months ended September 30, 2011. The average assumptions used to value stock-based payments are as follows:

	For the nine months ended September 30,	For the period from Inception to September 30,
	2011	2010
Dividend yield	None	None
Expected term	5.9 years	6.0 years
Risk-free interest rate	2.4%	2.4%
Volatility	50.2%	55.1%
Forfeiture rate	0.0%	0.4%

A summary of stock option activity in accordance with the Company’s stock option plan as of September 30, 2011 and 2010, and changes for the nine-month period and the period from inception then ended follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at inception	—	$—	—	$—
Granted	3,225,908	20.00	9.7	—
Exercised	—
Cancelled	—

Options outstanding at September 30, 2010	3,225,908	$20.00	9.7	$—
Options exercisable at September 30, 2010	—	$—	—	$—

Options outstanding at January 1, 2011	3,225,908	$20.00	9.5	$1,613
Granted	150,000	28.80	9.6	—
Exercised	—
Cancelled	—

Options outstanding at September 30, 2011	3,375,908	$20.39	8.8	$—
Options exercisable at September 30, 2011	1,125,292	$20.00	8.7	$—

AIR LEASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded $3.1 million and $2.8 million of stock-based compensation expense related to employee stock options for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense related to employee stock options for the nine months ended September 30, 2011 and the period from inception to September 30, 2010, totaled $8.9 million and $3.4 million, respectively.

b.	Restricted Stock Unit Plan

The following is a summary of activity relating to RSUs:

	For the three months ended September 30,		For the nine months ended September 30,	For the period from Inception to September 30,
	2011	2010	2011	2010
Beginning restricted stock units	2,613,989	2,450,000	3,225,907	—
Shares awarded	—	775,907	232,057	3,225,907
Shares vested	—	—	(843,975)	—
Shares forfeited	—	—	—	—

Ending restricted stock units	2,613,989	3,225,907	2,613,989	3,225,907

At September 30, 2011, the outstanding RSUs are expected to vest as follows: 2012—895,477; 2013—874,530; 2014—843,982. The Company recorded $5.2 million and $8.1 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense related to RSUs for the nine months ended September 30, 2011 and the period from inception to September 30, 2010, totaled $22.1 million and $9.8 million, respectively.

As of September 30, 2011, there was $51.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 2.4 years.

9.	Subsequent Events

During the fourth quarter of 2011, one of our wholly-owned subsidiaries entered into a recourse 11.75 year $71.1 million secured term facility at a rate of LIBOR plus 1.50%. In connection with this facility, the Company pledged $94.8 million in aircraft collateral. In addition, the Company entered into two additional unsecured term facilities aggregating $33.0 million, one of which was with a bank who is a related party. The two facilities consisted of a five-year $13.0 million facility at a fixed rate of 3.48% and a three-year $20.0 million facility at a floating rate of LIBOR plus 3.95%. We increased the capacity of one of our existing five-year unsecured term facilities from $12.0 million to $20.0 million. Lastly, we have also concluded a three-year $1.8 million unsecured term facility at a fixed rate of 3.25% and a three-year $2.4 million unsecured term facility at a fixed rate of 3.98%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Information

This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Part II—Item 1A. Risk Factors,” in this Form 10-Q. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

Overview

Our primary business is to acquire new and used popular, fuel-efficient commercial aircraft from aircraft manufacturers and other parties and to lease those aircraft to airlines around the world. We intend to supplement our leasing revenues by providing management services to investors and/or owners of aircraft portfolios, for which we would receive fee-based revenue. These services include leasing, re-leasing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. In addition to our leasing activities, and depending on market conditions, we expect to sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

On April 25, 2011, we completed an initial public offering of our Class A Common Stock and listing of our shares on the NYSE under the symbol “AL”. The offering was upsized by 20% and the underwriters exercised their over-allotment option in full, resulting in the sale of an aggregate of 34,825,470 shares of Class A Common Stock. We received gross proceeds of approximately $922.9 million.

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

In accordance with our obligations under the Registration Rights Agreement, dated June 4, 2010, by and between our Company and FBR Capital Markets & Co, the Company filed with the Securities and Exchange Commission a shelf registration statement through a Registration Statement on Form S-1 (File No. 333-173817) that was declared effective by the Securities and Exchange Commission on September 2, 2011. The shelf registration statement provided for the resale of the following registrable shares: (i) 59,981,528 shares of Class A Common Stock, including up to 482,625 shares of Class A Common Stock issuable upon exercise of outstanding warrants, and (ii) 1,829,339 shares of Class B Non-Voting Common Stock.

Our fleet

We have continued to build one of the world’s youngest, most fuel-efficient aircraft operating lease portfolios. During the nine months ended September 30, 2011, we acquired an additional 39 aircraft ending the period with a total of 79 aircraft (of which 20 were new aircraft and 59 were used aircraft). We also managed one aircraft as of September 30, 2011. Our weighted average fleet age as of September 30, 2011 was 3.6 years.

Portfolio metrics of our fleet of 79 aircraft as of September 30, 2011 are as follows:

(dollars in thousands)	September 30, 2011(1)	December 31, 2010
Fleet size	79	40
Weighted average fleet age	3.6 years	3.8 years
Weighted average remaining lease term	6.3 years	5.6 years
Aggregate fleet cost	$3,433,308	$1,649,071

(1)

We acquired our existing fleet of 79 aircraft from 19 separate owners and operators of aircraft, 44 of which were subject to existing operating leases originated by ten different aircraft lessors. The individual transactions ranged in size from one to eight aircraft, and from $26.4 million to $330.2 million, respectively. The 44 existing operating leases were with 35 different airline customers. Of the 44 aircraft that we acquired from other aircraft lessors, none of the aircraft represented an entire portfolio (i.e., a group of aircraft characterized by risk, geography or other common features) of the respective seller lessor, and none of the seller lessors sold their aircraft as part of a plan to exit their respective aircraft leasing businesses. With respect to these transactions, we did not acquire any information technology systems, infrastructure, employees, other assets, services, financing or any other activities indicative of a business.

The following table sets forth the number of aircraft we leased in the indicated regions as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Number of aircraft	% of total	Number of aircraft	% of total
Europe	28	35.4%	16	40.0%
Asia/Pacific	24	30.4	11	27.5
Central America, South America and Mexico	12	15.2	5	12.5
U.S. and Canada	8	10.1	5	12.5
The Middle East and Africa	7	8.9	3	7.5

Total	79	100.0%	40	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319-100	7	8.9%	7	17.5%
Airbus A320-200	17	21. 5	8	20.0
Airbus A321-200	3	3. 8	2	5.0
Airbus A330-200	8	10.1	2	5.0
Boeing 737-700	7	8. 9	5	12.5
Boeing 737-800	26	32.9	14	35.0
Boeing 767-300ER	2	2.5	—	—
Boeing 777-300ER	4	5.1	2	5.0
Embraer E190	5	6.3	—	—

Total	79	100.0%	40	100.0%

We continue to evaluate opportunities to acquire attractive aircraft such that we estimate we will grow our fleet to approximately 100 aircraft by the end of 2011.

During the nine months ended September 30, 2011, we entered into commitments to acquire up to 83 additional aircraft from Airbus, Boeing and Embraer for an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $5.0 billion. Deliveries of the additional aircraft are scheduled to commence in 2012 and to continue through 2019. From Airbus, we agreed to purchase one additional Airbus A321 aircraft and entered into a non-binding memorandum of understanding for the purchase of 50 Airbus A320/321 NEO aircraft and we have cancellation rights with respect to 14 of the 50 A320/321 NEO aircraft. From Boeing, we agreed to purchase an additional 18 Boeing 737-800 aircraft, five Boeing 777-300ER aircraft and entered into a memorandum of understanding for the purchase of four Boeing 787-9 aircraft and we have cancellation rights with respect to four of the additional 18 Boeing 737-800 aircraft. From Embraer, we agreed to purchase an additional five Embraer E190 aircraft.

As of September 30, 2011, we had contracted to buy 233 new and six used aircraft at an estimated aggregate purchase price (including adjustments for inflation) of approximately $11.7 billion for delivery as follows:

Aircraft Type	2011(1)	2012	2013	2014	2015	Thereafter	Total
Airbus A320/321-200	4	10	13	12	7	—	46
Airbus A320/321 NEO(2)(3)	—	—	—	—	—	50	50
Airbus A330-200/300	3	6	3	—	—	—	12
Boeing 737-800(3)	4	4	12	12	14	37	83
Boeing 767-300ER	1	—	—	—	—	—	1
Boeing 777-200ER	1	—	—	—	—	—	1
Boeing 777-300ER	—	—	—	2	3	—	5
Boeing 787-9(2)	—	—	—	—	—	4	4
Embraer E175/190	7	17	1	—	—	—	25
ATR 72-600	2	8	2	—	—	—	12

Total	22	45	31	26	24	91	239

(1)

Of the 22 aircraft that we will acquire in the remainder of 2011, the following six aircraft will be used aircraft: the four Boeing 737-800 aircraft, the Boeing 767-300ER aircraft and the Boeing 777-200ER aircraft.

(2)	As of September 30, 2011, the Airbus A320/321 NEO aircraft and the Boeing 787-9 aircraft were subject to non-binding memoranda of understanding for the purchase of said aircraft.
(3)	We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft and four of the Boeing 737-800 aircraft.

Our lease placements are progressing in line with expectations. As of September 30, 2011 we have entered into contracts for the lease of new and used aircraft scheduled to be delivered as follows:

Delivery year	Number of aircraft	Number leased	% Leased
2011	22	22	100.0%
2012	45	45	100.0
2013	31	15	48.4
2014	26	6	23.1
2015	24	—	—
Thereafter	91	—	—

Total	239	88	36.8%

Debt financing

We fund our aircraft purchases with our existing cash balances, unsecured term and revolving credit facilities, our Warehouse Facility and secured term financings. As of September 30, 2011, we borrowed $740.5 million under our Warehouse Facility, $559.8 million in secured term debt and $502.3 million in unsecured financing. As of September 30, 2011, we had accumulated a diverse lending group consisting of 20 banks across four general types of lending facilities with a composite interest rate of 3.09%. This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization. See “Liquidity and capital resources” below.

Our debt financing was comprised of the following:

(dollars in thousands)	September 30, 2011	December 31, 2010
Secured debt	$1,300,331	$778,896
Unsecured debt	502,317	133,085

Total	$1,802,648	$911,981

Composite interest rate(1)	3.09%	3.32%
Percentage of total debt at fixed rate	23.30%	1.40%
Composite interest rate on fixed debt(1)	4.51%	3.83%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

At September 30, 2011, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. As of September 30, 2011, we derived more than 90% of our revenues from airlines domiciled outside of the United States, and we anticipate that most of our revenues in the future will be generated from foreign lessees. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

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

Warehouse Facility

During the third quarter of 2011, the Company drew $31.3 million under the Warehouse Facility and incrementally pledged $36.8 million in aircraft collateral. As of September 30, 2011, the Company had borrowed $740.5 million under the Warehouse Facility and pledged 29 aircraft as collateral with a net book value of $1.2 billion. As of December 31, 2010, the Company had borrowed $554.9 million under the Warehouse Facility and pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $72.1 million and $48.3 million at September 30, 2011 and December 31, 2010, respectively. The Company had $509.5 million and $945.1 million available but undrawn under our Warehouse Facility as of September 30, 2011 and December 31, 2010, respectively.

Secured term financing

During the third quarter of 2011, one of our wholly-owned subsidiaries entered into a recourse, 11.75 year $70.9 million, secured term facility at a rate of LIBOR plus 1.50%. In connection with this facility, the Company pledged $94.5 million in aircraft collateral.

The outstanding balance on our secured term facilities was $559.8 million and $224.0 million at September 30, 2011 and December 31, 2010, respectively.

Unsecured financing

During the third quarter of 2011, the Company entered into four additional fixed-rate amortizing unsecured facilities aggregating $62.9 million and a revolving $45.0 million unsecured credit facility as follows:

Facility Type	Term		Interest Rate	Amount
Unsecured term loan	3 year	(1)	3.25%	$35.0 million
Unsecured term loan	5 year	(1)	3.99%	20.0 million
Unsecured term loan	5 year	(1)	3.85%	5.0 million
Unsecured term loan	1 year	(1)	3.00%	2.9 million

Subtotal				$62.9 million

Unsecured revolving facility(2)	3 year		LIBOR + 2.00%	$45.0 million

(1)	Amortizing loan.
(2)	As of September 30, 2011, the Company maintained a $2.5 million compensating balance with respect to this credit facility.

We ended the third quarter of 2011 with a total of 13 unsecured term facilities. The total amount outstanding under our unsecured term facilities was $229.3 million and $13.1 million as of September 30, 2011 and December 31, 2010, respectively.

The Company ended the third quarter of 2011 with a total of 13 revolving unsecured credit facilities aggregating $358.0 million, each with a borrowing rate of LIBOR plus 2.00%. The total amount outstanding under our bilateral revolving credit facilities was $273.0 million and $120.0 million as of September 30, 2011 and December 31, 2010, respectively.

Contractual Obligations

Our contractual obligations as of September 30, 2011 are as follows:

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations	$22,233	$153,822	$380,921	$310,214	$244,962	$690,496	$1,802,648
Interest payments on debt outstanding(1)	16,527	39,303	34,632	24,852	19,817	19,057	154,188
Purchase commitments	830,776	1,846,985	1,512,966	1,407,440	1,381,288	4,756,915	11,736,370
Operating leases	—	1,441	2,325	2,395	2,467	23,241	31,869

Total	$869,536	$2,041,551	$1,930,844	$1,744,901	$1,648,534	$5,489,709	$13,725,075

(1)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at September 30, 2011.

Results of Operations

	from Inceptin to	from Inceptin to	from Inceptin to	from Inceptin to	from Inceptin to
		For the three months ended September 30,		For the nine months ended September 30,	For the period from Inception to September 30,
(in thousands, except share data)		2011	2010	2011	2010
Revenues
Rental of flight equipment		$90,476	$19,110	$219,092	$20,345
Interest and other income		1,649	642	2,592	1,116

Total revenues		92,125	19,752	221,684	21,461

Expenses
Interest		10,993	3,871	30,143	5,709
Amortization of deferred debt issue costs		2,308	1,935	6,972	2,810
Extinguishment of debt		—	—	3,349	—
Amortization of convertible debt discounts		—	—	—	35,798

Interest expense		13,301	5,806	40,464	44,317
Depreciation of flight equipment		30,657	6,301	73,431	6,628
Selling, general and administrative		11,512	7,941	32,661	14,177
Stock-based compensation		8,314	10,941	30,974	13,196

Total expenses		63,784	30,989	177,530	78,318

Income (loss) before taxes		28,341	(11,237)	44,154	(56,857)
Income tax (expense) benefit		(10,070)	3,490	(15,684)	7,492

Net income (loss)		$18,271	$(7,747)	$28,470	$(49,365)

Other Financial Data
Adjusted net income (loss)(1)		$25,122	$595	$56,294	$(3,197)
Adjusted EBITDA(2)		$79,954	$11,174	$188,001	$6,243

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

The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (loss) for three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011 and the period from inception to September 30, 2010. Cash flows from operating activities for the three months ended September 30, 2011 is calculated as the difference between the cash flows from operating activities for the nine months then ended and the six months ended June 30, 2011. Cash flows from operating activities for the three months ended September 30, 2010 is calculated as the difference between cash flows from operating activities for the three months then ended and the period from inception to June 30, 2010.

	from Inceptin to	from Inceptin to	from Inceptin to	from Inceptin to	from Inceptin to
		For the three months ended September 30,		For the nine months ended September 30,	For the period from Inception to September 30,
(in thousands, except share data)		2011	2010	2011	2010
Reconciliation of cash flows from operating activities to adjusted net income (loss):
Net cash provided by operating activities		$83,076	$14,716	$166,197	$11,612
Depreciation of flight equipment		(30,657)	(6,301)	(73,431)	(6,628)
Stock-based compensation		(8,314)	(10,941)	(30,974)	(13,196)
Deferred taxes		(10,070)	3,490	(15,684)	7,492
Amortization of deferred debt issue costs		(2,308)	(1,935)	(6,972)	(2,810)
Extinguishment of debt		—	—	(3,349)	—
Amortization of convertible debt discounts		—	—	—	(35,798)
Changes in operating assets and liabilities:
Other assets		(900)	2,140	15,427	3,339
Accrued interest and other payables		(10,444)	(5,974)	(13,465)	(8,275)
Rentals received in advance		(2,112)	(2,942)	(9,279)	(5,101)

Net income (loss)		18,271	(7,747)	28,470	(49,365)
Amortization of debt issue costs		2,308	1,935	6,972	2,810
Extinguishment of debt		—	—	3,349	—
Amortization of convertible debt discounts		—	—	—	35,798
Stock-based compensation		8,314	10,941	30,974	13,196
Tax effect		(3,771)	(4,534)	(13,471)	(5,636)

Adjusted net income (loss)		$25,122	$595	$56,294	$(3,197)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from Inception to September 30,
(in thousands, except share data)	2011	2010	2011	2010
Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)	$18,271	$(7,747)	$28,470	$(49,365)
Amortization of debt issue costs	2,308	1,935	6,972	2,810
Extinguishment of debt	—	—	3,349	—
Amortization of convertible debt discounts	—	—	—	35,798
Stock-based compensation	8,314	10,941	30,974	13,196
Tax effect	(3,771)	(4,534)	(13,471)	(5,636)

Adjusted net income (loss)	$25,122	$595	$56,294	$(3,197)

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

The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011 and the period from inception to September 30, 2010. Cash flows from operating activities for the three months ended September 30, 2011 is calculated as the difference between the cash flows from operating activities for the nine months then ended and the six months ended June 30, 2011. Cash flows from operating activities for the three months ended September 30, 2010 is calculated as the difference between cash flows from operating activities for the three months then ended and the period from inception to June 30, 2010.

	For the three months ended September 30,		For the nine months ended September 30,	For the period from Inception to September 30,
(in thousands, except share data)	2011	2010	2011	2010
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$83,076	$14,716	$166,197	$11,612
Depreciation of flight equipment	(30,657)	(6,301)	(73,431)	(6,628)
Stock-based compensation	(8,314)	(10,941)	(30,974)	(13,196)
Deferred taxes	(10,070)	3,490	(15,684)	7,492
Amortization of deferred debt issue costs	(2,308)	(1,935)	(6,972)	(2,810)
Extinguishment of debt	—	—	(3,349)	—
Amortization of convertible debt discounts	—	—	—	(35,798)
Changes in operating assets and liabilities:
Other assets	(900)	2,140	15,427	3,339
Accrued interest and other payables	(10,444)	(5,974)	(13,465)	(8,275)
Rentals received in advance	(2,112)	(2,942)	(9,279)	(5,101)

Net income (loss)	18,271	(7,747)	28,470	(49,365)
Net interest expense	12,642	5,169	39,442	43,276
Income taxes	10,070	(3,490)	15,684	(7,492)
Depreciation	30,657	6,301	73,431	6,628
Stock-based compensation	8,314	10,941	30,974	13,196

Adjusted EBITDA	$79,954	$11,174	$188,001	$6,243

	For the three months ended September 30,		For the nine months ended September 30,	For the period from Inception to September 30,
(in thousands, except share data)	2011	2010	2011	2010
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$18,271	$(7,747)	$28,470	$(49,365)
Net interest expense	12,642	5,169	39,442	43,276
Income taxes	10,070	(3,490)	15,684	(7,492)
Depreciation	30,657	6,301	73,431	6,628
Stock-based compensation	8,314	10,941	30,974	13,196

Adjusted EBITDA	$79,954	$11,174	$188,001	$6,243

Three months ended September 30, 2011, compared to the three months ended September 30, 2010

Rental revenue

As of September 30, 2011, we had acquired 79 aircraft at a total cost of $3.4 billion and recorded $90.5 million in rental revenue for the three months then ended, which includes overhaul revenue of $3.3 million. In the prior year, as of September 30, 2010, we had acquired 28 aircraft at a total cost of $980.1 million and recorded $19.1 million in rental revenue for the three months ended September 30, 2010, which includes overhaul revenue of $1.6 million. The increase in rental revenue for the three months ended September 30, 2011, compared to 2010, was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the quarter will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2011, except for two aircraft with respect to which we had entered into non-binding lease commitments but for which delivery had not yet occurred. All of the aircraft in our fleet were subject to signed leases as of September 30, 2010.

Interest and other income

Interest and other income totaled $1.6 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively. During the quarter ended September 30, 2011, the Company provided short-term bridge financing for the acquisition of an aircraft for which we earned $1.1 million in fee and interest income.

Interest expense

Interest expense totaled $13.3 million and $5.8 million for the three months ended September 30, 2011 and 2010, respectively. The change was primarily due to an increase in our outstanding debt balances resulting in a $7.1 million increase in interest and an increase of $0.4 million in amortization of our deferred debt issue costs.

We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Our overall composite interest rate has continued to improve since our inception. This is a result of our credit spreads on new debt issuances continuing to tighten, combined with the effects of an extended, low short-term interest rate environment.

Depreciation expense

We recorded $30.7 million in depreciation expense of flight equipment for the three months ended September 30, 2011 compared to $6.3 million for the three months ended September 30, 2010. The increase in depreciation expense for 2011, compared to 2010, was attributable to the acquisition of additional aircraft.

The full impact on depreciation expense for aircraft added during the quarter will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $11.5 million and $7.9 million for the three months ended September 30, 2011 and 2010, respectively. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to continue decreasing as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $8.3 million and $10.9 million for the three months ended September 30, 2011 and 2010, respectively. This decrease is a result of the vesting of RSUs on June 30, 2011. We determine the fair value of our grants on the grant date and will recognize the value of the grants as expense over the vesting period, with an offsetting increase to equity.

Taxes

The effective tax rate for the three months ended September 30, 2011 was 35.5% compared to 31.1% for the three months ended September 30, 2010. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income (loss)

For the three months ended September 30, 2011, the Company reported consolidated net income of $18.3 million, or $0.18 per diluted share, compared to a consolidated net loss of $7.7 million, or $0.12 per diluted share, for the three months ended September 30, 2010. The increase in net income for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income (loss)

We recorded adjusted net income of $25.1 million for the three-month period ended September 30, 2011 compared to $0.6 million for the three-month period ended September 30, 2010. The change in adjusted net income (loss) for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 under the “Results of Operations” table above for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income.

Adjusted EBITDA

We recorded adjusted EBITDA of $80.0 million for the three-month period ended September 30, 2011 compared to $11.2 million for the three-month period ended September 30, 2010. The change in adjusted EBITDA for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted EBITDA is a measure of financial and operational performance that is not defined by GAAP. See note 2 under the “Results of Operations” table above for a discussion of adjusted EBITDA as a non-GAAP measure and a reconciliation of this measure to net income.

Nine months ended September 30, 2011, compared to the period from inception to September 30, 2010

Rental revenue

As of September 30, 2011, we had acquired 79 aircraft at a total cost of $3.4 billion and recorded $219.1 million in rental revenue for the nine months then ended, which includes overhaul revenue of $7.6 million. In the prior year, as of September 30, 2010, we had acquired 28 aircraft at a total cost of $980.1 million and recorded $20.3 million in rental revenue for the period from inception to September 30, 2010, which includes overhaul revenue of $1.8 million. The increase in rental revenue for 2011, compared to 2010, was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the quarter will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2011, except for two aircraft with respect to which we had entered into non-binding lease commitments but for which delivery had not yet occurred. All of the aircraft in our fleet were subject to signed leases as of September 30, 2010.

Interest and other income

Interest and other income totaled $2.6 million and $1.1 million for the nine months ended September 30, 2011 and the period from inception to September 30, 2010, respectively. During the nine months ended September 30,

2011, the Company provided short-term bridge financing for the acquisition of an aircraft for which we earned $1.1million in fee and interest income. In addition, we recorded $0.5 million in servicing fee revenue.

Interest expense

Interest expense totaled $40.5 million and $44.3 million for the nine months ended September 30, 2011 and the period from inception to September 30, 2010, respectively. The change was primarily due to an increase in our outstanding debt balances resulting in a $24.4 million increase in interest, an increase of $4.2 million in amortization of our deferred debt issue costs and a $3.3 million charge for the extinguishment of debt associated with the modification of the Warehouse Facility, offset by a one-time $35.8 million charge for the amortization of convertible debt discounts recorded during the second quarter of 2010. The amortization of convertible debt discounts was a one-time, equity-neutral charge. This charge was a result of our issuance of $60.0 million of convertible notes at 6.0%, on May 7, 2010, to funds managed by Ares Management LLC and Leonard Green & Partners, L.P. and members of our management and board of directors (and their family members or affiliates) and simultaneously entering into a forward purchase arrangement with such funds managed by Ares Management LLC and Leonard Green & Partners, L.P. to purchase shares at a discounted price of $18.00 per share. We used the proceeds of the convertible notes to finance the acquisition of an aircraft and for general corporate purposes prior to the initial closing of our private placement of Common Stock in June 2010. The convertible notes all converted to equity at $18.00 per share on June 4, 2010, upon the initial closing of our private placement of Common Stock in June 2010.

We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Our overall composite interest rate has continued to improve since our inception. This is a result of our credit spreads on new debt issuances continuing to tighten, combined with a low, short-term interest rate environment.

Depreciation expense

We recorded $73.4 million in depreciation expense of flight equipment for the nine months ended September 30, 2011 compared to $6.6 million for the period from inception to September 30, 2010. The increase in depreciation expense for 2011, compared to 2010, was attributable to the acquisition and lease of additional aircraft.

The full impact on depreciation expense for aircraft added during the quarter will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $32.7 million and $14.2 million for the nine months ended September 30, 2011 and the period from inception to September 30, 2010, respectively. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to continue decreasing as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $31.0 million and $13.2 million for the nine months ended September 30, 2011 and the period from inception to September 30, 2010, respectively. This increase is primarily a result of timing as the full impact on stock-based compensation expense for grants made during the second quarter of 2010, which were not reflected until subsequent periods. We determine the fair value of our grants on the grant date and will recognize the value of the grants as expense over the vesting period, with an offsetting increase to equity.

Taxes

The effective tax rate for the nine months ended September 30, 2011 was 35.5% compared to 13.2% for the period from inception to September 30, 2010. The change in effective tax rate for the respective periods is due to the effect of the one-time charge of $35.8 million relating to the amortization of convertible debt discounts in the prior period which is not deductible for tax purposes.

Net income (loss)

For the nine months ended September 30, 2011, the Company reported consolidated net income of $28.5 million, or $0.33 per diluted share, compared to a consolidated net loss of $49.4 million, or $1.64 per diluted share, for the period from inception to September 30, 2010. The increase in net income for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income (loss)

We recorded adjusted net income of $56.3 million for the nine-month period ended September 30, 2011 compared to an adjusted net loss of $3.2 million for the period from inception to September 30, 2010. The change in adjusted net income (loss) for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 under the “Results of Operations” table above for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income.

Adjusted EBITDA

We recorded adjusted EBITDA of $188.0 million for the nine-month period ended September 30, 2011 compared to $6.2 million for the period from inception to September 30, 2010. The change in adjusted EBITDA for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted EBITDA is a measure of financial and operational performance that is not defined by GAAP. See note 2 under the “Results of Operations” table above for a discussion of adjusted EBITDA as a non-GAAP measure and a reconciliation of this measure to net income.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our final prospectus, in connection with our shelf registration filed with the Securities and Exchange Commission on September 6, 2011 pursuant to Rule 424(b).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of September 30, 2011, we had $1.4 billion in floating-rate debt. As of December 31, 2010, we had $898.9 million in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of September 30, 2011 and December 31, 2010 of approximately $14.0 million and $9.0 million, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in total floating rate debt outstanding as of September 30, 2011 compared to December 31, 2010.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of September 30, 2011 and December 31, 2010, 3.0% and 3.7% respectively, of our lease revenues were denominated in Euros. The increase in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2011.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2011, the Company implemented a new general ledger accounting system, enhancing our internal control over financial reporting. The Company made no other changes to internal control over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in our final prospectus in connection with our shelf registration filed with the Securities and Exchange Commission on September  6, 2011 pursuant to Rule 424(b).

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

The co-managing underwriters of the offering were J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC.

In connection with our initial public offering, we paid underwriting discounts and commissions to the underwriters totaling approximately $50.8 million in connection with the offering. In addition, we incurred expenses reasonably estimated to be approximately $4.7 million in connection with the offering, which when added to the underwriting discounts paid by us, amount to total expenses of approximately $55.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $867.4 million. Approximately $0.9 million of such underwriting discounts and commissions were paid to SG Americas Securities, LLC. Michel M.R.G. Péretié, a member of the board of directors of the Company, is the Chief Executive Officer of Société Générale Corporate & Investment Banking, an affiliate of SG Americas Securities, LLC.

There are no material changes in the use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b). From the effective date of the registration statement for our initial public offering to September 30, 2011, the Company used approximately $863.7 million of net offering proceeds for the acquisition of flight equipment. No such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

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

AIR LEASE CORPORATION

November 10, 2011	/s/ John L. Plueger
John L. Plueger
President and Chief Operating Officer

November 10, 2011	/s/ James C. Clarke
James C. Clarke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 10, 2011	/s/ Gregory B. Willis
Gregory B. Willis
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.