Form 10-K
period 2011-12-31
AIR LEASE CORP
filed 2012-03-09
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-35121

AIR LEASE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1840403 (I.R.S. Employer Identification No.)
2000 Avenue of the Stars, Suite 1000N Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

(Registrant's telephone number, including area code): (310) 553-0555

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

         The aggregate market value of registrant's voting stock held by non-affiliates was approximately $1,664,716,000 on June 30, 2011, based upon the last reported sales price on the New York Stock Exchange. As of February 29, 2012, there were 98,885,131 shares of Class A Common Stock and 1,829,339 shares of Class B Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the Proxy Statement relating to registrant's 2012 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report

Form 10-K
For the Fiscal Year Ended December 31, 2011
INDEX

FORWARD LOOKING STATEMENTS

        This annual report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under "Item 1A. Risk Factors," in this Annual Report on Form 10-K. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

PART I

ITEM 1.    BUSINESS

Overview

        Air Lease Corporation, a Delaware corporation (the "Company", "ALC", "we", "our" or "us"), is an aircraft leasing company that was launched in February 2010 by aircraft leasing industry pioneer Steven F. Udvar-Házy. We are principally engaged in purchasing commercial aircraft which we, in turn, lease to airlines around the world to generate attractive returns on equity. As of December 31, 2011, we owned 102 aircraft of which 36 were new aircraft and 66 were used aircraft and we managed two aircraft. Our fleet is principally comprised of fuel-efficient and newer technology aircraft, consisting of narrowbody (single-aisle) aircraft, such as the Boeing 737-700/800, the Airbus A319/320/321, the Embraer E190, select widebody (twin-aisle) aircraft, such as the Boeing 777-300ER and the Airbus A330-200/300, and the ATR 72-600 turboprop aircraft. We manage lease revenues and take advantage of changes in market conditions by acquiring a balanced mix of aircraft types, both new and used. Our used aircraft are generally less than five years old. All of the aircraft we own were leased as of December 31, 2011. Additionally, as of December 31, 2011, we had entered into binding and non-binding purchase commitments to acquire an additional 217 new aircraft through 2020.

        We manage lease expirations in our fleet portfolio over varying time periods in order to minimize periods of concentrated lease expirations and mitigate the risks associated with cyclical variations in the airline industry. On average, we target to place new aircraft under leases with a term of six years for single-aisle jet aircraft and turboprop aircraft and nine years for twin-aisle widebody aircraft. As of December 31, 2011, the weighted average lease term remaining on our current leases was 6.6 years, and we leased the aircraft in our portfolio to 55 airlines in 33 countries. As of December 31, 2010, the weighted average lease term remaining on our current leases was 5.6 years, and we leased the 40 aircraft in our portfolio to 25 airlines in 15 countries.

        We lease our aircraft to airlines pursuant to net operating leases that require the lessee to pay for maintenance, insurance, taxes and all other aircraft operating expenses during the lease term, which includes fuel, crews, airport and navigation charges, and insurance. The cost of an aircraft typically is not fully recovered over the term of the initial lease. Therefore, upon expiration or early termination of a lease, we retain the benefit and assume the risk of the rent at which we can re-lease the aircraft and its equipment or the price at which we can sell the aircraft and its equipment.

        We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including emerging and high-growth markets such as Asia, the Pacific Rim, Latin America, the Middle East and Eastern Europe. As of December 31, 2011, we have entered into leases and future lease commitments with airlines in Australia, Belarus, Brazil, Bulgaria, Canada, China, Colombia, the Czech Republic, Ethiopia, France, Germany, India, Indonesia, Ireland, Italy, Japan, Kazakhstan, Kenya, Malaysia, Mexico, Mongolia, the Netherlands, New Zealand, Norway, Russia, South Africa, South Korea, Spain, Sri Lanka, Thailand, Trinidad & Tobago, Turkey, United Arab Emirates, the United Kingdom, the United States and Vietnam.

        While our primary business is to own and lease aircraft, we also provide fleet management services to third parties for a fee. These services are similar to those we perform with respect to our fleet, including leasing, re-leasing, lease management and sales services.

        Our principal executive offices are located at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. The telephone number of our principal executive offices is (310) 553-0555 and our website address is www.airleasecorp.com.

Operations to Date

Current Fleet

        As of December 31, 2011, our fleet consisted of 102 aircraft, comprised of 81 single-aisle jet aircraft, 19 twin-aisle widebody aircraft and two turboprop aircraft, with a weighted average age of 3.6 years.

Geographic Diversification

        Over 90% of our aircraft are operated internationally based on net book value. The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
Region	Net book value	% of total	Net book value	% of total
	(dollars in thousands)
Europe	$1,782,949	42.1%	$688,607	42.3%
Asia/Pacific	1,355,432	32.0	425,670	26.1
Central America, South America and Mexico	515,145	12.2	163,622	10.0
U.S. and Canada	386,101	9.1	254,201	15.6
The Middle East and Africa	197,789	4.6	97,709	6.0

Total	$4,237,416	100.0%	$1,629,809	100.0%

        At December 31, 2011 and 2010, we leased aircraft to customers in the following regions:

	December 31, 2011		December 31, 2010
Region	Number of customers(1)	% of total	Number of customers(1)	% of total
Europe	13	23.6%	8	32.0%
Asia/Pacific	22	40.0	6	24.0
Central America, South America and Mexico	8	14.6	4	16.0
U.S. and Canada	7	12.7	4	16.0
The Middle East and Africa	5	9.1	3	12.0

Total	55	100.0%	25	100.0%

(1)
A customer is an airline with its own operating certificate.

        The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline's principal place of business:

	Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Region	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Europe	$151,566	45.6%	$31,157	54.6%
Asia/Pacific	93,237	28.0	11,933	20.9
Central America, South America and Mexico	30,714	9.2	4,953	8.7
U.S. and Canada	39,350	11.8	6,309	11.0
The Middle East and Africa	17,852	5.4	2,723	4.8

Total	$332,719	100.0%	$57,075	100.0%

        As our aircraft portfolio grows, we anticipate that a growing percentage of our aircraft will be located in the Asia/Pacific, the Central America, South America and Mexico, and the Middle East and Africa regions.

        The following table sets forth the revenue attributable to individual countries representing at least 10% of our rental of flight equipment revenue for the year ended December 31, 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Country	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
France	$62,240	18.7%	$8,598	15.1%
China	$39,603	11.9%	$6,091	10.7%
Germany	$29,642	8.9%	$15,153	26.5%

        The following table sets forth the revenue attributable to individual airlines representing at least 10% of our rental of flight equipment revenue for the year ended December 31, 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Customer(1)	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Air France	$45,444	13.7%	$8,598	15.1%
Air Berlin	$29,642	8.9%	$15,153	26.5%

(1)
A customer is an airline with its own operating certificate.

Aircraft Acquisition Strategy

        Our long term aircraft asset acquisition strategy is focused on acquiring the highest demand and most widely distributed modern technology, fuel efficient single-aisle jet aircraft, twin-aisle widebody aircraft and turboprop aircraft. This includes the Boeing 737-800, 777-300ER, the Airbus A320/321, A330-200/300 the Embraer E190 and the ATR 72-600 aircraft. Our business model is based on ordering these or similar types of aircraft directly from the manufacturers and directly leasing these new aircraft to our customers. We will opportunistically supplement our fleet with secondary purchases from other owners of aircraft and participate in sale-leaseback transactions with airlines; however, our primary strategy is to acquire new aircraft from the manufacturers.

        In determining the needs of our lessees or prospective airline customers, we evaluate each potential new and used aircraft acquisition to determine if it supports our primary objective of generating profits while maintaining desired fleet characteristics. Our due diligence process takes into account:

  •
  the needs of our airline customers at the time of acquisition and their anticipated needs at the end of typical leasing cycles;

  •
  an aircraft's fit within our focused fleet based on its type, price, age, market value, specifications and configuration, condition and maintenance history, operating efficiency and potential for future redeployment; and

  •
  an aircraft model's reliability, long-term utility for airline customers, and appeal to a large segment of the industry.

        For used aircraft, we perform detailed technical reviews of both the physical aircraft and its maintenance history to minimize our risk of acquiring an aircraft with defects or other service issues. In the case of new aircraft, we work directly with the manufacturers to outfit and configure the aircraft with our airline customers' needs in mind. Our inspection of new aircraft is focused on ensuring that our customers' required specifications and modifications have been met.

        We pursue acquisitions of additional aircraft through our relationships with aircraft operators, manufacturers, financial institutions, private investors and third-party lessors. We may also acquire aircraft for lease directly from manufacturers in the secondary market or pursuant to sale-leaseback transactions with aircraft operators. For new aircraft deliveries, we will often separately source many components, including seats, safety equipment, avionics, galleys, cabin finishes, engines and other equipment, from the same providers used by aircraft manufacturers at a lower cost. Manufacturers such as The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus") will install this buyer furnished equipment in our aircraft during the final assembly process at their facilities. Through this use of our purchasing strategy, we are better able to modify the aircraft to meet our customer's configuration requirements and enhance lease and residual values.

Leasing Process

        Our management team identifies prospective lessees based upon industry knowledge and long-standing industry relationships. We seek to meet the specific needs of our airline customers by working closely with potential lessees and, where appropriate, developing innovative lease structures specifically tailored to address those needs. While we structure aircraft leases with our airline customers' needs in mind, we, nevertheless, anticipate that most of our leases will share some common characteristics, including the following:

  •
  most of our leases will be for fixed terms, although, where mutually beneficial, we may provide for purchase options or termination or extension rights;

  •
  most of our leases will require advance monthly payments;

  •
  most of our leases will generally provide that the lessee's payment obligations are absolute and unconditional;

  •
  our lessees will typically be required to make lease payments without deducting any amounts that we may owe to the lessee or any claims that the lessee may have against us;

  •
  most of our leases will also require lessees to gross up lease payments to cover tax withholdings or other tax obligations, other than withholdings that arise out of transfers of the aircraft to or by us or due to our corporate structure; and

  •
  our leases will also generally require that our lessees indemnify us for certain other tax liabilities relating to the leases and the aircraft, including, in most cases, value-added tax and stamp duties.

        We may, in connection with the lease of used aircraft, agree to contribute specific additional amounts to the cost of certain first major overhauls or modifications, which usually reflect the usage of the aircraft prior to the commencement of the lease, and which are covered by the prior operator's usage fees. We may be obligated under the leases to make reimbursements of maintenance reserves previously received to lessees for expenses incurred for certain planned major maintenance. We also, on occasion, may contribute towards aircraft modifications (e.g., winglets and new interiors) and recover any such costs over the life of the lease.

        The lessee is responsible for compliance with applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the U.S. Federal Aviation Administration ("FAA") or its equivalent in foreign jurisdictions. Generally, we receive a cash deposit as security for the lessee's performance of obligations under the lease and the condition of the aircraft upon return. In addition, most leases contain extensive provisions regarding our remedies and rights in the event of a default by a lessee. The lessee generally is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

        Some foreign countries have currency and exchange laws regulating the international transfer of currencies. When necessary, we require, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtains the necessary approvals of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed in U.S. dollars. We attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars; although, where appropriate, we may agree to leases with payments denominated in other currencies. All guarantees obtained to support various lease agreements are denominated for payment in the same currency as the lease. To meet the needs of certain of our airline customers, a relatively small number of our leases may designate the payment currency to be Euros. As the Euro to U.S. dollar exchange rate fluctuates, airlines' interest in entering into Euro-denominated lease agreements will change. After we agree to the rental payment currency with an airline, the negotiated currency typically remains for the term of the lease. We occasionally may enter into contracts to mitigate our foreign currency risk, but we expect that the economic risk arising from foreign currency denominated leases will be immaterial to us.

        Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third parties. During the life of the lease, situations may lead us to restructure leases with our lessees. When we repossess an aircraft leased in a foreign country, we generally expect to export the aircraft from the lessee's jurisdiction. In some very limited situations, the lessees may not fully cooperate in returning the aircraft. In those cases, we will take legal action in the appropriate jurisdictions, a process that we expect would ultimately delay the return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanics' liens, airport charges, and navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

Monitoring

        During the term of a lease, we monitor the operating performance and the financial health of the lessee. Our net operating leases generally require the lessee to pay for maintenance, insurance, taxes and all other aircraft operating expenses during the lease term.

        We also closely follow the operating and financial performance of our lessees so that we can identify early on those lessees that may be experiencing operating and financial difficulties. This assists us in assessing the lessee's ability to fulfill its obligations under the lease for the remainder of the term and, where appropriate, restructure the lease prior to the lessee's insolvency or the initiation of bankruptcy or similar proceedings, at which time we would have less control over, and would most likely incur greater costs in connection with, the restructuring of the lease or the repossession of the aircraft. To accomplish this objective, we maintain a high level of communication with the lessee and frequently evaluate the state of the market in which the lessee operates, including the impact of changes in passenger air travel and preferences, new government regulations, regional catastrophes and other unforeseen shocks to the relevant market.

Re-leasing or Disposition of Aircraft

        Our lease agreements are generally structured to require lessees to notify us nine to 12 months in advance of the lease's expiration if a lessee desires to renew or extend the lease. Requiring lessees to provide us with such advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to re-lease or sell the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. Our leases contain detailed provisions regarding the required condition of the aircraft and its components upon redelivery at the end of the lease term.

Insurance

        We require our lessees to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance, aircraft all-risk hull insurance and war-risk insurance covering risks such as hijacking, terrorism (but excluding coverage for weapons of mass destruction and nuclear events), confiscation, expropriation, seizure and nationalization. We generally require a certificate of insurance from the lessee's insurance broker prior to delivery of an aircraft. Generally, all certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

        Insurance premiums are to be paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage, in each case, should be suitable for the lessee's area of operations. We generally require that the certificates of insurance contain, among other provisions, a provision prohibiting cancellation or material change without at least 30 days' advance written notice to the insurance broker (who would be obligated to give us prompt notice), except in the case of hull war insurance policies, which customarily only provide seven days' advance written notice for cancellation and may be subject to shorter notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and we require that all insurance carriers be required to waive rights of subrogation against us.

        The stipulated loss value schedule under aircraft hull insurance policies is on an agreed-value basis acceptable to us and usually exceeds the book value of the aircraft. In cases where we believe that the agreed value stated in the lease is not sufficient, we make arrangements to cover such deficiency, which would include the purchase of additional "Total Loss Only" coverage for the deficiency.

        Aircraft hull policies generally contain standard clauses covering aircraft engines. The lessee is required to pay all deductibles. Furthermore, the hull war policies generally contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts.

        The comprehensive liability insurance listed on certificates of insurance generally include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500.0 million for Airbus and Boeing aircraft and $200.0 million for Embraer S.A. ("Embraer") and Avions de Transport Régional ("ATR") aircraft. As a standard in the industry, airline operator's policies contain a sublimit for third-party war risk liability in the amount of $50.0 million. We require each lessee to purchase higher limits of third-party war risk liability or obtain an indemnity from its respective government.

        In late 2005, the international aviation insurance market unilaterally introduced exclusions for physical damage to aircraft hulls caused by dirty bombs, bio-hazardous materials and electromagnetic pulsing. Exclusions for the same type of perils could be introduced into liability policies.

        Separately, we purchase contingent liability insurance and contingent hull insurance on all aircraft in our fleet and maintain other insurance covering the specific needs of our business operations. We believe our insurance is adequate both as to coverages and amounts.

        We cannot assure stockholders that our lessees will be adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that any particular claim will be paid, or that lessees will be able to obtain adequate insurance coverage at commercially reasonable rates in the future.

        We maintain key man life insurance policies on our Chairman and CEO and our President and Chief Operating Officer. Each policy is in the amount of $2.0 million, with the proceeds payable to us and permitted to be used for general corporate purposes.

Competition

        The leasing, remarketing and sale of aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competition for leasing transactions is based on a number of factors, including delivery dates, lease rates, terms of lease, other lease provisions, aircraft condition and the availability in the marketplace of the types of aircraft required to meet the needs of airline customers. We believe we are a strong competitor in all of these areas.

Government Regulation

        The air transportation industry is highly regulated. We do not operate commercial aircraft, and thus may not be directly subject to many industry laws and regulations, such as regulations of the U.S. Department of State (the "DOS"), the U.S. Department of Transportation, or their counterpart organizations in foreign countries regarding the operation of aircraft for public transportation of passengers and property. As discussed below, however, we are subject to government regulation in a number of respects. In addition, our lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered or operate. These laws govern, among other things, the registration, operation, maintenance and condition of the aircraft.

        We are required to register, and have registered, the aircraft which we acquire and lease to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are to be registered in the United States, with the FAA, or in other countries, with such countries' aviation authorities as applicable. Each aircraft registered to fly must have a Certificate of Airworthiness, which is a certificate demonstrating the aircraft's compliance with applicable government rules and regulations and that the aircraft is considered airworthy, or a ferry flight permit, which is an authorization to operate an aircraft on a specific route. Our lessees are obligated to maintain the Certificates of Airworthiness for the aircraft they lease and, to our knowledge, all of our lessees have complied with this requirement. When an aircraft is not on lease, we maintain the certificate or obtain a certificate in a new jurisdiction.

        Our involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister our aircraft on those countries' registries.

        We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the "DOC") to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. In some cases, we are required to obtain export licenses for parts installed in aircraft exported to foreign countries.

        The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries.

        The U.S. Patriot Act of 2001 (the "Patriot Act") prohibits financial transactions by U.S. persons, including U.S. individuals, entities and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. We comply with the provisions of the Patriot Act and closely monitor our activities with foreign entities.

        The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation. We monitor our imports for compliance with U.S. Customs and Border Protection regulations.

        The U.S. Bureau of Export Enforcement enforces regulations related to the export of aircraft to other jurisdictions and the export of parts for installation in other jurisdictions. We monitor our exports for compliance with the U.S. Bureau of Export Enforcement regulations.

        Jurisdictions in which aircraft are registered as well as jurisdictions in which they operate may impose regulations relating to noise and emission standards. In addition, most countries' aviation laws require aircraft to be maintained under an approved maintenance program with defined procedures and intervals for inspection, maintenance and repair. To the extent that aircraft are not subject to a lease or a lessee is not in compliance, we are required to comply with such requirements, possibly at our own expense.

        We believe we are in compliance in all material respects with all applicable governmental regulations.

Employees

        As of December 31, 2011, we had 47 full-time employees. None of our employees are represented by a union or collective bargaining agreements. We believe our relationship with our employees to be positive, which is a key component of our operating strategy. We strive to maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

Access to Our Information

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). We make our public SEC filings available, at no cost, through our website at www.airleasecorp.com as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. We will also provide these reports in electronic or paper format free of charge upon written request made to our investor relations department at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. Our SEC filings are also available to the public over the Internet at the SEC's website at www.sec.gov. The public may also read and copy any document we file with the SEC at the SEC's public reference room located at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Executive Officers of the Company

        Set forth below is certain information concerning each of our executive officers as of March 9, 2012, including his age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions*
Steven F. Udvar-Házy	66	Chairman and Chief Executive Officer (since February 2010)	Chairman and Chief Executive Officer of International Lease Finance Corporation ("ILFC"), 1973-2010
John L. Plueger	57	President, Chief Operating Officer and Director (since March 2010)	Chief Executive Officer of ILFC, 2010 President and Chief Operating Officer of ILFC, 2002-2010
Grant A. Levy	49	Executive Vice President, General Counsel and Secretary (since April 2010)	Senior Vice President, Marketing of ILFC, 2002-2010
Marc H. Baer	47	Executive Vice President, Marketing (since April 2010)	Senior Vice President of ILFC, 2007-2010
Alex A. Khatibi	51	Executive Vice President (since April 2010)	Managing Director of ILFC's Middle East business, 1996-2010
Jie Chen	48	Executive Vice President and Managing Director of Asia (since August 2010)	Senior Vice President and Managing Director, Asia of ILFC, 2002-2010
Gregory B. Willis	33	Senior Vice President and Chief Financial Officer (since March 2012)	Vice President, Finance, and Chief Accounting Officer, 2010-2012 Director of Accounting Policy of ILFC, 2007-2010
John D. Poerschke	50	Senior Vice President of Aircraft Procurement and Specifications (since March 2010)	Vice President, Aircraft Specifications and Material, of ILFC, 1995-2010

*
ILFC is an aircraft leasing company.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

We are a recently organized corporation with a brief operating history and, therefore, we have limited historical operating data from which you can evaluate our future prospects.

        Given our limited operating history, you have little historical information upon which to evaluate our performance, including our ability to acquire aircraft on favorable terms or to enter into profitable aircraft leases. We cannot assure you that we will be able to accomplish our business objectives, that we will continue to achieve our objectives or that we will be able to continue to operate profitably. The results of our operations will depend on several factors, including the availability of opportunities for the acquisition, disposition and leasing of aircraft, our ability to capitalize on any such opportunities, the creditworthiness of our counterparties, the level of volatility of interest rates and commodities, the availability of adequate short- and long-term financing, conditions in the financial markets and other economic conditions, particularly as these conditions impact airlines and manufacturers of aircraft and aircraft parts. Our limited historical operations place us at a competitive disadvantage that our competitors may exploit.

We cannot assure you that we will be able to enter into profitable leases for any aircraft acquired.

        We cannot assure you that we will be able to enter into profitable leases upon the acquisition of the aircraft we purchase in the future. If we experience significant delays in the implementation of our business strategies, including delays in the acquisition and leasing of aircraft, our growth strategy and long-term results of operations could be adversely affected.

        You must rely upon our management team's judgment and ability to evaluate the ability of lessees and other counterparties to perform their obligations to us and to negotiate transaction documents. We cannot assure you that our management team will be able to perform such functions in a manner that will achieve our investment objectives.

Our business model depends on the continual leasing and re-leasing of our aircraft, and we may not be able to do so on favorable terms.

        Our business model depends on the continual leasing and re-leasing of our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate positive cash flows from operations. Our ability to lease and re-lease our aircraft will depend on general market and competitive conditions at the time the initial leases are entered into and expire. If we are not able to lease or re-lease an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for our debt service obligations or operating expenses. Our ability to lease, re-lease or sell the aircraft on favorable terms or without significant off-lease time and costs could be adversely affected by depressed conditions in the airline and aircraft industries, airline bankruptcies, the effects of terrorism and war, the sale of other aircraft by financial institutions, and various other general market and competitive conditions and factors which are outside of our control.

Incurring significant costs resulting from lease defaults could adversely affect our financial results and growth prospects.

        If we are required to repossess an aircraft after a lessee default, we may be required to incur significant costs. Those costs likely would include legal and other expenses of court or other governmental proceedings, including the cost of posting surety bonds or letters of credit necessary to effect repossession of an aircraft, particularly if the lessee is contesting the proceedings or is in bankruptcy. In addition, during these proceedings the relevant aircraft would likely not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for re-lease or sale. We may also incur storage costs associated with any aircraft that we repossess and are unable to place immediately with another lessee. It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessor might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

        We may also suffer other adverse consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or re-export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. In addition, certain of our lessees are owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that lessee's domicile. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing the affected aircraft.

        If we repossess an aircraft, we may not necessarily be able to export or deregister and profitably redeploy the aircraft. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining the Certificate of Airworthiness for an aircraft. If, upon a lessee default, we incur significant costs in connection with repossessing our aircraft, are delayed in repossessing our aircraft or are unable to obtain possession of our aircraft as a result of lessee defaults, our financial results and growth prospects may be materially adversely affected.

If our lessees fail to discharge aircraft liens, we may be obligated to pay the aircraft liens, which could adversely affect our financial results and growth prospects.

        In the normal course of their business, our lessees are likely to incur aircraft liens that secure the payment of airport fees and taxes, customs duties, air navigation charges, including charges imposed by Eurocontrol, the European Organization for the Safety of Air Navigation, landing charges, salvage or other liens that may attach to our aircraft. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens, particularly liens on entire fleets of aircraft, exceed the value of the particular aircraft to which the liens have attached. Aircraft may also be subject to mechanics' liens as a result of routine maintenance performed by third parties on behalf of our lessees. Although we anticipate that the financial obligations relating to these liens will be the responsibility of our lessees, if they fail to fulfill such obligations, the liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, aircraft liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft.

        Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our aircraft. Our lessees may not comply with the anticipated obligations under their leases to discharge aircraft liens arising during the terms of the leases. If they do not, we may find it necessary to pay the claims secured by such aircraft liens in order to repossess the aircraft. Such payments could materially adversely affect our financial results and growth prospects.

If our lessees fail to perform as expected and we decide to restructure or reschedule our leases, the restructuring and rescheduling would likely result in less favorable leases, which could have an adverse effect on our financial results and growth prospects.

        A lessee's ability to perform its obligations under its lease will depend primarily on the lessee's financial condition and cash flow, which may be affected by factors outside our control, including:

  •
  competition;

  •
  fare levels;

  •
  passenger and air cargo rates;

  •
  passenger and air cargo demand;

  •
  geopolitical and other events, including war, acts of terrorism, outbreaks of epidemic diseases and natural disasters;

  •
  increases in operating costs, including the price and availability of jet fuel and labor costs;

  •
  labor difficulties;

  •
  economic conditions and currency fluctuations in the countries and regions in which the lessee operates; and

  •
  governmental regulation and associated fees affecting the air transportation business.

        We anticipate that some lessees may experience a weakened financial condition or suffer liquidity problems, which may lead to lease payment difficulties or breaches of our operating leases. We expect that some of these lessees encountering financial difficulties may seek a reduction in their lease rates or other concessions, such as a decrease in their contribution toward maintenance obligations. Any future downturns in the airline industry could greatly exacerbate the weakened financial condition and liquidity problems of some of these lessees and further increase the risk of delayed, missed or reduced rental payments. We may not correctly assess the credit risk of a lessee, or may not charge lease rates which correctly reflect the related risks, and as a result, lessees may not be able to satisfy their financial and other obligations under their leases. A delayed, missed or reduced rental payment from a lessee would decrease our revenues and cash flow. If we, in the exercise of our remedies under a lease, repossess an aircraft, we may not be able to re-lease the aircraft promptly or at favorable rates.

        It is likely that restructurings and/or repossessions with some of our lessees will occur in the future. The terms and conditions of possible lease restructurings or reschedulings may result in a significant reduction of lease revenue, which may adversely affect our financial results and growth prospects. If any request for payment restructuring or rescheduling is made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, although the terms of any revised payment schedules may be unfavorable and such payments may not be made. Our default levels would likely increase over time if economic conditions deteriorate. If lessees of a significant number of our aircraft defaulted on their leases, our financial results and growth prospects would be adversely affected.

Failure to obtain certain required licenses and approvals could negatively affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations.

        Lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered and in which they operate. As a result, we expect that certain aspects of our leases will require licenses, consents or approvals, including consents from governmental or regulatory authorities for certain payments under our leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and governmental consent, once given, could be withdrawn. Furthermore, consents needed in connection with the future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations.

Our aircraft require routine maintenance, and if they are not properly maintained, their value may decline and we may not be able to lease or re-lease such aircraft at favorable rates, if at all, which would adversely affect our financial results, asset values and growth prospects.

        We may be exposed to increased maintenance costs for our aircraft associated with a lessee's failure to properly maintain the aircraft or pay supplemental maintenance rent. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its lease or sale. We enter into leases pursuant to which the lessees are primarily responsible for many obligations, which include maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including operational, maintenance, government agency oversight, registration requirements and airworthiness directives. Failure of a lessee to perform required maintenance during the term of a lease could result in a decrease in value of an aircraft, an inability to re-lease an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease, which could be substantial, to restore the aircraft to an acceptable condition prior to re-leasing or sale. Any failure by our lessees to meet their obligations to perform required scheduled maintenance or our inability to maintain our aircraft may materially adversely affect our financial results, asset values and growth prospects.

If we experience abnormally high maintenance or obsolescence issues with any commercial aircraft that we acquire, our financial results and growth prospects could be materially and adversely affected.

        Unlike new aircraft, used aircraft typically do not carry warranties as to their condition. As a result, we may not be able to claim any warranty-related expenses on used aircraft. Although we may inspect an existing aircraft and its documented maintenance, usage, lease and other records prior to acquisition, we may not discover every defect during an inspection. Repairs and maintenance costs for existing aircraft are difficult to predict and generally increase as aircraft age, and an aircraft's condition can be adversely affected by prior operations. These repair costs could decrease our cash flow and reduce our liquidity.

        In addition, aircraft are long-lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete and less in demand over time when newer, more advanced aircraft are manufactured. By acquiring existing aircraft, we have greater exposure to more rapid obsolescence of our fleet, particularly if there are unanticipated events shortening the life cycle of such aircraft, such as government regulation or changes in our airline customers' preferences. This may result in a shorter life cycle for our fleet and, accordingly, declining lease rates, impairment charges, increased depreciation expense or losses related to aircraft asset value guarantees, if we were to provide such guarantees.

        Further, variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and airworthiness directives could make the operation of older aircraft more costly to our lessees and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. Any of these expenses or costs will have a negative impact on our financial results.

If we acquire a high concentration of a particular model of aircraft, our business and financial results could be adversely affected by changes in market demand or problems specific to that aircraft model.

        If we acquire a high concentration of a particular model of aircraft, our business and financial results could be adversely affected if the market demand for that model of aircraft declines, if it is redesigned or replaced by its manufacturer or if this type of aircraft experiences design or technical problems. If we acquire a high concentration of a particular aircraft model and such model encounters technical or other problems, the value and lease rates of such aircraft will likely decline, and we may be unable to lease such aircraft on favorable terms, if at all. A significant technical problem with a specific type of aircraft could result in the grounding of the aircraft. Any decrease in the value and lease rates of our aircraft may have a material adverse effect on our financial results and growth prospects.

The advent of superior aircraft technology or the introduction of a new line of aircraft could cause the aircraft that we acquire to become outdated or obsolete and therefore less desirable, which could adversely affect our financial results and growth prospects.

        As manufacturers introduce technological innovations and new types of aircraft, some of the aircraft in our fleet could become less desirable to potential lessees. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by our management or accounted for in our accounting policy. New aircraft manufacturers, such as Mitsubishi Aircraft Corporation in Japan, Sukhoi Company (JSC) in Russia and Commercial Aircraft Corporation of China Ltd. in China, could someday produce aircraft that compete with current offerings from Airbus, ATR, Boeing, Bombardier and Embraer.

  •
  Mitsubishi Aircraft Corporation in Japan, Sukhoi Company (JSC) in Russia and Aviation Industries of China and Commercial Aircraft Corporation of China Ltd. in China will most likely be producing regional jets in the future that compete with existing equipment from Bombardier and Embraer, and it is unclear how these offerings could adversely impact the demand and liquidity for the current offerings.

  •
  Additionally, manufacturers in China may develop a narrowbody aircraft that competes with established aircraft types from Boeing and Airbus, and the new Chinese product could put downward price pressure on and decrease the liquidity for aircraft from Boeing and Airbus.

  •
  New aircraft types that are introduced into the market could be more attractive for the target lessees of our aircraft.

        In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft less desirable and less valuable in the marketplace. Any of these risks may adversely affect our ability to lease or sell our aircraft on favorable terms, if at all, which could have a material adverse effect on our financial results and growth prospects. The advent of new technologies or introduction of a new type of aircraft may materially adversely affect the value of the aircraft in our fleet.

We may be indirectly subject to many of the economic and political risks associated with emerging markets, which could adversely affect our financial results and growth prospects.

        Our business strategy emphasizes leasing aircraft to lessees outside of the United States, including to airlines in emerging market countries. Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. The occurrence of any of these events in markets served by our lessees and the resulting economic instability that may arise, particularly if combined with high fuel prices, could adversely affect the value of our aircraft subject to lease in such countries, or the ability of our lessees, which operate in these markets, to meet their lease obligations. As a result, lessees that operate in emerging market countries may be more likely to default than lessees that operate in developed countries. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in such countries.

        Further, demand for aircraft is dependent on passenger and cargo traffic, which in turn is dependent on general business and economic conditions. As a result, weak or negative economic growth in emerging markets may have an indirect effect on the value of the assets that we acquire if airlines and other potential lessees are adversely affected. We cannot assure you that the recent global economic downturn will not continue or worsen or that any assets we purchase will not decline in value, which may have an adverse effect on our results of operations or our financial condition. For these and other reasons, our financial results and growth prospects may be negatively impacted by adverse economic and political developments in emerging market countries.

A significant discounting of prices on new aircraft by manufacturers or increase in the rate of new aircraft production may indirectly affect demand for used aircraft we purchase for leasing and our financial results and growth prospects.

        The recent financial crisis has had a significant impact on the values of new aircraft as some buyers lost some or all of the funding for orders they had placed. As a result, some orders for new aircraft were cancelled or deferred. Ex-Im Bank and the European Export Credit Agencies ("ECAs") supported debt financing for many new deliveries during the recent financial crisis but equity was still needed for these financings, which limited buyers' access to these agencies. Consequently, to secure sales of new aircraft and maintain revenues, manufacturers sold many of these aircraft at significant discounts. If there is another downturn in the financial markets or economy and manufacturers again drive down the price of new aircraft, this may have an adverse effect on the value of any aircraft we own and our ability to lease them at attractive rates. We intend for used aircraft to make up a part of our target assets and our ability to extend leases or create new leases may be adversely affected by a surplus in the availability of new aircraft. Further, if manufacturers discount the prices of new aircraft, it may require us to mark down the value of aircraft we carry on our balance sheet or depreciate our aircraft portfolio at a faster rate. Thus, a significant decrease in the prices of new aircraft could adversely affect our results of operations and financial condition.

The introduction of new aircraft models could increase the supply of other aircraft types, which could in turn decrease the value and lease rates of aircraft in our portfolio.

        As manufacturers introduce new types of aircraft, certain aircraft in the marketplace may become less desirable to potential lessees. For example, on December 1, 2010, Airbus announced the launch of the NEO program, which involves the offering of two new engine types—one from Pratt & Whitney, a division of United Technologies Corporation, and the other from CFM International, Inc.—on certain Airbus A319/A320/A321 aircraft. These aircraft are scheduled to commence delivery in 2015. In addition, Boeing has announced the launch of the Boeing 737 MAX to replace the Boeing 737-700/800/900ER. The Boeing 737 MAX will feature a new engine type from CFM International, Inc. and is scheduled to commence delivery in 2017. The development of these new aircraft and engine options could decrease the desirability of certain Airbus and Boeing aircraft and thereby increase the supply of those types of aircraft in the marketplace. These increases in supply could, in turn, reduce both future residual values and lease rates for certain types of aircraft in our portfolio.

From time to time, the aircraft industry has experienced periods of oversupply during which lease rates and aircraft values have declined, and any future oversupply could materially adversely affect our financial results and growth prospects.

        Historically, the aircraft leasing business has experienced periods of aircraft oversupply. The oversupply of a specific type of aircraft is likely to depress the lease rates for and the value of that type of aircraft. The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are outside of our control, including:

  •
  passenger and air cargo demand;

  •
  fuel costs and general economic conditions;

  •
  geopolitical events, including war, prolonged armed conflict and acts of terrorism;

  •
  outbreaks of communicable diseases and natural disasters;

  •
  governmental regulation;

  •
  interest rates;

  •
  the availability of credit;

  •
  airline restructurings and bankruptcies;

  •
  manufacturer production levels and technological innovation;

  •
  manufacturers merging or exiting the industry or ceasing to produce aircraft types;

  •
  retirement and obsolescence of aircraft models;

  •
  reintroduction into service of aircraft previously in storage; and

  •
  airport and air traffic control infrastructure constraints.

        In addition, due to the recent economic downturn and increased financial pressures, a number of operating lessors may be sold or merged with other operating lessors. The sale of any of these operating lessors (which may include a reduction in their aircraft fleets) and, in particular, their aircraft portfolios, could increase supply levels of used and older aircraft in the market.

        These factors may produce sharp and prolonged decreases in aircraft lease rates and values and have a material adverse effect on our ability to lease or re-lease the commercial aircraft that we ultimately acquire and on our ability to sell such aircraft and parts at acceptable prices. Any of these factors could materially and adversely affect our financial results and growth prospects.

The value of the aircraft we acquire and the market rates for leases could decline and this could have a material adverse effect on financial results and growth prospects of aircraft lessors.

        Aircraft values and market rates for leases have from time to time experienced sharp decreases due to a number of factors including, but not limited to, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and increases in interest rates. Operating leases place the risk of realization of residual values on aircraft lessors because only a portion of the equipment's value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry generally, many other factors may affect the value of the aircraft that we acquire and market rates for leases, including:

  •
  the particular maintenance, operating history and documentary records of the aircraft;

  •
  the number of operators using that type of aircraft;

  •
  aircraft age;

  •
  the regulatory authority under which the aircraft is operated;

  •
  any renegotiation of an existing lease on less favorable terms;

  •
  the negotiability of clear title free from mechanics' liens and encumbrances;

  •
  any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased;

  •
  compatibility of aircraft configurations or specifications with other aircraft owned by operators of that type;

  •
  comparative value based on newly manufactured competitive aircraft; and

  •
  the availability of spare parts.

        Any decrease in the value of aircraft that we acquire and market rates for leases, which may result from the above factors or other unanticipated factors, may have a material adverse effect on our financial results and growth prospects.

Competition from other aircraft lessors with greater resources or a lower cost of capital than ours could adversely affect our financial results and growth prospects.

        The aircraft leasing industry is highly competitive, and although it is comprised of over 100 aircraft lessors, the top five lessors in terms of the number of aircraft owned control more than 50% of the total number of aircraft that are currently on lease. We believe most of our primary competitors—those top five aircraft lessors—are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets we conduct business in.

        In addition, we may encounter competition from other entities in the acquisition of aircraft such as:

  •
  airlines;

  •
  financial institutions;

  •
  aircraft brokers;

  •
  public and private partnerships, investors and funds with more capital to invest in aircraft; and

  •
  other aircraft leasing companies that we do not currently consider our major competitors.

        Competition for a leasing transaction is based principally upon lease rates, delivery dates, lease terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the needs of the customer. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, and where applicable the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee. We likely will not always be able to compete successfully with our competitors and other entities, which could materially adversely affect our financial results and growth prospects.

        Given the financial condition of the airline industry, many airlines have reduced their capacity by eliminating select types of aircraft from their fleets, affecting the prices both of the aircraft types they eliminate and the types they continue to use. This elimination of certain aircraft from their fleets has resulted in an increase in the availability of such aircraft in the market, a decrease in rental rates for such aircraft and a decrease in market values of such aircraft. We cannot assure you that airlines will continue to acquire the same types of aircraft, or that we will not acquire aircraft that cease to be in use by our potential lessees.

There are a limited number of airframe and engine manufacturers and the failure of any manufacturer to meet its delivery obligations to us could adversely affect our financial results and growth prospects.

        The supply of commercial aircraft is dominated by a few airframe manufacturers, including Boeing, Airbus, Embraer and ATR and a limited number of engine manufacturers, such as GE Aviation, Rolls-Royce plc, Pratt & Whitney, a division of United Technologies Corporation, IAE International Aero Engines AG and CFM International, Inc. As a result, we will be dependent on the success of these manufacturers in remaining financially stable, producing products and related components which meet the airlines' demands and fulfilling any contractual obligations they may have to us.

        Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill any contractual obligations they might have to us, we may experience:

  •
  missed or late delivery of aircraft and a potential inability to meet our contractual obligations owed to any of our then lessees, resulting in potential lost or delayed revenues, lower growth rates and strained customer relationships;

  •
  an inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to airline customers at a profit, resulting in lower growth rates or a contraction in our aircraft fleet;

  •
  a market environment with too many aircraft available, potentially creating downward pressure on demand for the anticipated aircraft in our fleet and reduced market lease rates and sale prices; or

  •
  a reduction in our competitiveness due to deep discounting by the manufacturers, which may lead to reduced market lease rates and aircraft values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet.

        There have been recent well-publicized delays by Boeing and Airbus in meeting stated deadlines in bringing new aircraft to market. If there are manufacturing delays for aircraft for which we have made future lease commitments, some or all of our affected lessees could elect to terminate their lease arrangements with respect to such delayed aircraft. Any such termination could strain our relations with those lessees going forward and adversely affect our financial results and growth prospects.

Aircraft have limited economically useful lives and depreciate over time, which could adversely affect our financial condition and growth prospects.

        As commercial aircraft age, they will depreciate and generally the aircraft will generate lower revenues and cash flows. We must be able to replace such older depreciated aircraft with newer aircraft, or our ability to maintain or increase our revenues and cash flow will decline. In addition, since we depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft's residual value over its estimated useful life, if we dispose of an aircraft for a price that is less than the depreciated book value of the aircraft on our balance sheet, we will recognize a loss on the sale.

Failure to close our aircraft acquisition commitments could negatively impact our share price and financial results.

        As of December 31, 2011, we had binding and non-binding purchase commitments to acquire a total of 239 new and used aircraft for delivery through 2020. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

  •
  forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments, such as actual damages, and legal, accounting and financial advisory expenses, and not realizing any of the benefits of completing the transactions;

  •
  defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees; and

  •
  failing to capitalize on other aircraft acquisition opportunities that were not pursued due to our management's focus on these commitments.

        If we determine that the capital we require to satisfy these commitments may not be available to us, either at all or on terms we deem attractive, we may eliminate or reduce any dividend program that may be in place at that time in order to preserve capital to apply to these commitments. These risks could materially adversely affect our share price and financial results.

Our credit facilities may limit our operational flexibility, our ability to effectively compete and our ability to grow our business as currently planned.

        Our credit facilities contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: debt-to-equity, dividend restrictions, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender's prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, our failure to comply with any of these covenants would likely constitute a default under such facilities and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a material adverse effect on our business and our ability to continue as a going concern.

        We have applied for ECA and Ex-Im Bank supported credit facilities and credit facilities provided by BNDES. We expect that, similar to commercial lenders, the ECAs, Ex-Im Bank and BNDES will require certain structural and operational restrictions to be included in the terms of the operating leases, particularly with respect to subleasing, insurance and the possession, use and location of the aircraft financed under such facilities. The imposition of these mandatory provisions could significantly restrict a lessee's business operations, which may cause such aircraft to be less desirable to potential lessees and make it more difficult for us to negotiate operating leases for such aircraft on favorable terms. In addition, the credit facilities supported by the ECAs and Ex-Im Bank may contain certain change of control provisions, which would require us to prepay the loans in the event that our ownership structure changes. Complying with such change of control provisions may also require us to forego other opportunities, which may adversely affect our financial condition.

        In addition, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to service our debt and grow our operations as planned. We cannot assure you that we will be able to refinance any of our debt on favorable terms, if at all. Any inability to generate sufficient cash flow or maintain our existing fleet and facilities could have a material adverse effect on our financial condition and results of operations.

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy our commitments to acquire additional aircraft and to compete effectively in the commercial aircraft leasing market.

        Growing our fleet will require substantial additional capital. Accordingly, we will need to obtain additional financing, which may not be available to us on favorable terms or at all. Our access to additional sources of financing will depend upon a number of factors over which we have limited control, including:

  •
  general market conditions;

  •
  the market's view of the quality of our assets;

  •
  the market's perception of our growth potential;

  •
  interest rate fluctuations;

  •
  our current and potential future earnings and cash distributions; and

  •
  the market price of our Class A Common Stock.

        Weaknesses in the capital and credit markets could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if there are new regulatory capital requirements imposed on our private lenders, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

        If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements should we have any aircraft acquisition commitments then in place. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to potential breach of contract claims by our lessees and manufacturers. These risks may also be increased by the volatility and disruption in the capital and credit markets. Depending on market conditions at the time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. Moreover, if additional capital is raised through the issuance of additional equity securities, the interests of existing stockholders could be diluted. Because our charter permits the issuance of preferred stock, if our board of directors approves the issuance of preferred stock in a future financing transaction, such preferred stockholders may have rights, preferences or privileges senior to existing stockholders, and you will not have the ability to approve such a transaction.

We may not be able to obtain debt refinancing on attractive terms, if at all, or qualify for guarantees, or obtain attractive terms for such guarantees, from the ECAs, Ex-Im Bank or SBCE, any of which may adversely affect our growth strategy and results of operations.

        Our business model contemplates our ability to enter into attractive and economical long-term financing transactions. Conditions in the capital markets or debt markets may prevent us from entering into long-term debt financing arrangements on terms favorable to us, if at all, which could cause such financings to be more costly or otherwise less attractive to us. Obtaining credit support from the ECAs, Ex-Im Bank and SBCE could facilitate our access to long-term financing, but the ECAs, Ex-Im Bank and SBCE have in place certain pre-approval criteria that must be met in order to qualify for, and gain access to, the credit support or financing from such agencies, and we cannot assure you that we would qualify for financing under these programs. While we have obtained credit approval from the ECAs for a portion of our 2012 deliveries, if in the future we are unable to meet the pre-approval criteria of these entities, whether due to changes in our financial condition or changes in the underlying criteria, or if the entities discontinue providing credit support, or if there are changes in the economic terms of the programs sponsored by these agencies, then we may no longer be able to access such favorable credit support, which may cause the terms of the debt financing that we are able to obtain, if any, to be less favorable. A new aircraft sector understanding ("ASU") governing credit support from the ECAs,

Ex-Im Bank and SBCE went into effect on February 1, 2011. While these government-sponsored financings have historically provided favorable funding levels at interest rates below those obtainable from traditional commercial sources, under the new ASU, aircraft under firm contract after December 31, 2010 or scheduled for delivery after December 31, 2012 will be subject to significantly higher guarantee fees, which may make such financings less attractive to us than alternative sources of financing. Aircraft under firm contract on or before December 31, 2010 and scheduled to deliver on or before December 31, 2012 are grandfathered under the new ASU and are not subject to the higher fee structure. While we are pursuing credit support from the ECAs, Ex-Im Bank and SBCE for our grandfathered aircraft, it is uncertain at this time whether we would be able to obtain attractive financing terms from these government-sponsored programs for our non-grandfathered aircraft. To the extent we are unable to obtain attractive financing terms, we would be more limited in the sources of favorable financing available to us.

        Accordingly, we cannot assure you that in the future we will be able to access long-term financing or credit support from the ECAs, Ex-Im Bank or SBCE on favorable terms, if at all. Our inability to access such financing or credit support could adversely affect our growth strategy and results of operations.

An unexpected increase in our borrowing costs may adversely affect our earnings.

        We finance many of the aircraft in our fleet through a combination of short- and long-term debt financings. As these debt financings mature, we may have to refinance these existing commitments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets. Moreover, an increase in interest rates under the various debt financing facilities we have in place would have an adverse effect on our earnings and could make our aircraft leasing contracts unprofitable. Our Warehouse Facility, as amended, has incremental increases in the interest rate beginning in June 2013 (absent an earlier termination of this period, or the extension of this period, which will require the consent of the agent thereunder and all of the lenders). In addition, the terms of the Warehouse Facility will then become more stringent, including principal amortization and increases in the interest rate, thereby adversely affecting our cash flows and profitability.

        The Warehouse Facility and some of our other debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2011, we had $2.0 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2011, of approximately $20.0 million on an annualized basis, which would negatively affect our operating margins.

        The interest rates that we obtain on our debt financings have several components, including credit spreads, swap spreads, duration, and new issue premiums. These are all incremental to the underlying risk-free rates, as applicable. Volatility in our perceived risk of default or in a market sector's risk of default will negatively impact our cost of funds.

        We currently are not involved in any interest rate hedging activities, but we are contemplating engaging in hedging activities in the future. Any such hedging activities will require us to incur additional costs, and there can be no assurance that we will be able to successfully protect ourselves from any or all adverse interest rate fluctuations at a reasonable cost.

Our substantial indebtedness incurred to acquire our aircraft requires significant debt service payments.

        As of December 31, 2011, we had $2.6 billion in debt outstanding, and we expect this amount to grow as we acquire more aircraft. If our cash flow and capital resources are insufficient to fund our debt service payments, we may be forced to reduce or delay capital expenditures, dispose of assets, issue equity or incur additional debt to obtain necessary funds, or restructure our debt, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

Under our Warehouse Facility and other of our financing arrangements, creditors of any subsidiaries we form for purposes of such facilities will have priority over our stockholders in the event of a distribution of such subsidiaries' assets.

        All of the aircraft and other assets we acquire with the Warehouse Facility are held in subsidiaries of ALC Warehouse Borrower, LLC, a special-purpose, bankruptcy-remote subsidiary of our Company. Liens on those assets will be held by a collateral agent for the benefit of the lenders under such facility. ALC Warehouse Borrower, LLC's assets will be primarily composed of its investment in the stock or other equity interests of these subsidiaries, which stock or other equity interests will also be subject to liens held by the collateral agent for the benefit of the lenders under such facility. In addition, funds generated from the lease of aircraft in the Warehouse Facility generally are applied first to amounts due to lenders thereunder, with certain exceptions. As a result, the creditors in the Warehouse Facility will have priority over us and our stockholders in any distribution of ALC Warehouse Borrower, LLC's subsidiaries' assets in a liquidation, reorganization or otherwise. Similarly, creditors of other of our special-purpose, bankruptcy-remote subsidiaries that were established for some of our other financing arrangements will have priority over our stockholders in the event of a distribution of such subsidiaries' assets.

Defaults by one or more of our significant airline customers may have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations.

        The airline industry is cyclical, economically sensitive and highly competitive. Our lessees are affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns, and other political or economic events adversely affecting the world or regional trading markets. Our lessees' abilities to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will likely affect our revenues and income. The loss of one or more of our significant airline customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material adverse effect on our cash flow and earnings. This, in turn, could result in a breach of the covenants contained in any of our long-term debt facilities, possibly resulting in accelerated amortization or defaults and materially adversely affecting our ability to meet our debt obligations.

To a large extent, our success also depends upon our ability to access financing on favorable terms, including accessing the public and private debt and equity markets and bank loans, to finance the purchase of aircraft and repay outstanding debt obligations as they mature. If disruptions in credit markets occur, we may not be able to obtain financing from third parties on favorable terms, if at all.

        During the recent financial crisis, many companies experienced downward pressure on share prices and had limited or no access to the credit markets, often without regard to their underlying financial strength. If financial market disruption and volatility were to occur again, we cannot assure you that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.

        We will be exposed to risk from volatility and disruption in the financial markets in various ways, including:

  •
  difficulty or inability to finance obligations for, or to finance a portion of, the acquisition of aircraft;

  •
  increased risk of default by our lessees resulting from financial market distress, lack of available credit or continuing effects of the global economic recession;

  •
  exposure to increased bank or counterparty risk in the current environment, including the risk that our counterparties will not be able to perform their obligations under contracts effectively locking in interest rates for our debt that has a floating interest rate feature and the risk that, if banks issue letters of credit to us in lieu of cash security deposits from our lessees, such banks may fail to pay when we seek to draw on these letters of credit; and

  •
  the risk that we will not be able to re-finance any of our debt financings, as they come due, on favorable terms or at all.

Certain of our subsidiaries may be restricted in their ability to make distributions to us.

        The subsidiaries that hold our aircraft are legally distinct from us, and some of these subsidiaries are restricted from paying dividends or otherwise making funds available to us pursuant to agreements governing our indebtedness. All of our principal debt facilities have financial covenants. If we are unable to comply with these covenants, then the amounts outstanding under these facilities may become immediately due and payable, cash generated by our subsidiaries affected by these facilities may be unavailable to us and/or we may be unable to draw additional amounts under these facilities. The events that could cause some of our subsidiaries not to be in compliance with their loan agreements, such as a lessee default, may be beyond our control, but they nevertheless could have a substantial adverse impact on the amount of our cash flow available to fund working capital, make capital expenditures and satisfy other cash needs. For a description of the operating and financial restrictions in our debt facilities, see the section titled "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources."

Our aircraft may not at all times be adequately insured either as a result of lessees failing to maintain sufficient insurance during the course of a lease or insurers not being willing to cover certain risks.

        We do not directly control the operation of any aircraft we acquire. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world, or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could adversely affect our financial results.

        In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events. Accordingly, we anticipate that our lessees' insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us in the event that we are sued and are required to make payments to claimants, which could have a material adverse effect on our financial results and growth prospects.

The death, incapacity or departure of key officers could harm our business and financial results.

        We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Mr. Udvar-Házy, our founder, Chairman and Chief Executive Officer; Mr. Plueger, our President and Chief Operating Officer; and our other senior officers, including Messrs. Levy, Baer, Khatibi, Chen, Willis and Poerschke, each of whose services are critical to the successful implementation of our business strategies. We only have employment agreements with Messrs. Udvar-Házy and Plueger and have no intention at this time to enter into employment agreements with any of our other senior officers. If we were to lose the services of any of the members of our senior management team, our business and financial results could be adversely affected.

Conflicts of interest may arise between us and clients who will utilize our fleet management services, which may adversely affect our business interests.

        Conflicts of interest may arise between us and third-party aircraft owners, financiers and operating lessors who hire us to perform fleet management services such as leasing, re-leasing, lease management and sales services. These conflicts may arise because services we anticipate providing for these clients are also services we will provide for our own fleet, including the placement of aircraft with lessees. We expect our fleet management services agreements will provide that we will use our reasonable commercial efforts in providing services, but, to the extent that we are in competition with the client for leasing opportunities, we will give priority to our own fleet. Nevertheless, despite these contractual waivers, competing with our fleet management clients in practice may result in strained relationships with them, which may adversely affect our business interests.

We may on occasion enter into strategic ventures with the intent that we would serve as the manager of such strategic ventures; however, entering into strategic relationships poses risks in that we most likely would not have complete control over the enterprise, and our financial results and growth prospects could be adversely affected if we encounter disputes, deadlock or other conflicts of interest with our strategic partners.

        We may on occasion enter into strategic ventures with third parties to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Although we anticipate that we would serve as the manager of any such strategic ventures, it has been our management's experience that most strategic venture agreements will provide the non-managing strategic partner certain veto rights over various significant actions, including the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a strategic venture that generates significant management fees, our financial results and growth prospects could be materially and adversely affected. In addition, if we were unable to resolve a dispute with a significant strategic partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the strategic venture at a time and in a manner that could result in our losing some or all of our original investment in the strategic venture, which could have a material adverse effect on our financial results and growth prospects.

Our business and earnings are affected by general business, financial market and economic conditions throughout the world, which could have a material adverse effect on our cash flow and results of operations.

        Our business and earnings are affected by general business, financial market and economic conditions throughout the world. As an aircraft leasing business focused on emerging markets, we are particularly exposed to downturns in these emerging markets. A recession or worsening of economic conditions, particularly if combined with high fuel prices, may have a material adverse effect on the ability of our lessees to meet their financial and other obligations under our operating leases, which, if our lessees default on their obligations to us, could have a material adverse effect on our cash flow and results of operations. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, employment levels, bankruptcies, demand for passenger and cargo air travel, volatility in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the global economy and the local economies in which we operate.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect lessees and the airline industry.

        As a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, costs for aircraft insurance and security measures increased, passenger and cargo demand for air travel decreased, and operators faced, and to a certain extent, continue to face, increased difficulties in acquiring war risk and other insurance at reasonable costs. The September 11, 2001 terrorist attacks resulted in substantial flight disruption costs caused by the temporary grounding of the U.S. airline industry's fleet and prohibition of all flights in and out of the U.S. by the U.S. Federal Aviation Administration, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic.

        Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or any precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or reduction of flights), could materially adversely affect lessees and the airline industry. The wars in Iraq and Afghanistan and additional international hostilities, including heightened terrorist activity, could also have a material adverse impact on our lessees' financial condition, liquidity and results of operations. Lessees' financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States or U.S. interests, which could result in significant decreases in aircraft leasing transactions and thereby materially adversely affect our results of operations.

Increases in fuel costs could materially adversely affect our lessees and by extension the demand for our aircraft.

        Fuel costs represent a major expense to airlines, and fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events, regulatory changes (including those related to greenhouse gas emissions) and currency exchange rates. If airlines are unable to increase ticket prices to offset fuel price increases, their cash flows will suffer. Political unrest in the Middle East and North Africa has generated uncertainty regarding the predictability of the world's future oil supply, which recently led to significant near-term increases in fuel costs. If this unrest continues, fuel costs may continue to rise in the future. Other events can also significantly affect fuel availability and prices, including natural disasters (such as the recent natural disaster in Japan), decisions by the Organization of the Petroleum Exporting Countries regarding their members' oil output, and the increase in global demand for fuel from countries such as China.

        High fuel costs, such as the increases that have recently occurred and fuel cost increases that could occur in the future, would likely have a material adverse impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines are successful in increasing fares, demand for air travel may be adversely affected. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. If fuel price increases continue to occur, they are likely to cause our lessees to incur higher costs or experience reduced revenues. Consequently, these conditions may:

  •
  affect our lessees' ability to make rental and other lease payments;

  •
  result in lease restructurings and aircraft and engine repossessions;

  •
  increase our costs of maintaining and marketing aircraft;

  •
  impair our ability to re-lease aircraft and other aviation assets or re-lease or otherwise sell our assets on a timely basis at favorable rates; or

  •
  reduce the sale proceeds received for aircraft or other aviation assets upon any disposition.

        Such effects could materially adversely affect demand for our aircraft.

A deterioration in the financial condition of the airline industry would have an adverse impact on our ability to lease our aircraft and sustain our revenues.

        The financial condition of the airline industry is of particular importance to us because we plan to lease our aircraft to passenger airlines. Our ability to achieve our primary business objectives will depend on the financial condition and growth of the airline industry. The risks affecting airlines are generally out of our control, but because these risks have a significant impact on our intended airline customers, they will affect us as well. We may experience:

  •
  downward pressure on demand for our aircraft and reduced market lease rates and lease margins;

  •
  a higher incidence of lessee defaults, lease restructurings, repossessions and airline bankruptcies and restructurings, resulting in lower lease margins due to maintenance and legal costs associated with repossession, as well as lost revenue for the time our aircraft are off lease and possibly lower lease rates from our new lessees; and

  •
  an inability to lease aircraft on commercially acceptable terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in storage, insurance and maintenance costs.

SARS, H1N1 and other epidemic diseases may hinder airline travel and reduce the demand for aircraft.

        The outbreak of severe acute respiratory syndrome ("SARS") materially adversely affected passenger demand for air travel in 2003. In addition, since 2003, there have been several outbreaks of avian influenza, or the bird flu, beginning in Asia and, eventually, spreading to certain parts of Africa and Europe. More recently, there was a global outbreak of the H1N1 virus, or the swine flu, which depressed travel due to fears of a global pandemic. Additional outbreaks of SARS, bird flu, swine flu or other pandemic diseases, or the fear of such events, could provoke responses, including government-imposed travel restrictions, which could negatively affect passenger demand for air travel and the financial condition of the aviation industry. The consequences of these events may reduce the demand for aircraft and/or impair our lessees' ability to satisfy their lease payment obligations to us, which in turn would adversely affect our financial results and growth prospects.

Natural disasters and other natural phenomena may disrupt air travel and reduce the demand for aircraft.

        Air travel can be disrupted, sometimes severely, by the occurrence of natural disasters and other natural phenomena. A natural disaster could cause disruption to air travel and could result in a reduced demand for aircraft and/or impair our lessees' ability to satisfy their lease payment obligations to us, which in turn would adversely affect our financial results and growth prospects.

The effects of various environmental regulations may negatively affect the airline industry, which may in turn cause lessees to default on their lease payment obligations to us.

        Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (the "ICAO"), have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporated aviation-related emissions into the European Union's Emission Trading Scheme beginning in 2012. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

        In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Because aircraft engines are replaced from time to time in the normal course, it is likely that the number of such engines would increase over time. Concerns over global warming could result in more stringent limitations on the operation of aircraft powered by older, noncompliant engines, as well as newer engines.

        European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that aviation is to be included in the European Union's Emissions Trading Scheme starting in 2012, and that all of the emissions associated with international flights that land or take off within the European Union will be subject to the trading program, even those emissions that are emitted outside of the European Union. Although many airlines, airline industry organizations and various foreign governments are challenging the extra-territorial application of the Emissions Trading Scheme, this inclusion could possibly distort the European air transport market, leading to higher ticket prices and ultimately a reduction in the number of airline passengers. In response to these concerns, European airlines have established the Committee for Environmentally Friendly Aviation to promote the positive environmental performance of airlines. The United Kingdom doubled its air passenger duties, effective February 1, 2007, in recognition of the environmental costs of air travel. Similar measures may be implemented in other jurisdictions as a result of environmental concerns.

        Compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in an adverse impact on their financial conditions. Consequently, such compliance may affect lessees' ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which could have an adverse effect on our financial results and growth prospects.

After a period of strong fleet growth, if the rate at which we add aircraft to our fleet decreases, we may be required to recognize deferred tax liabilities accumulated during the growth period, which could have a negative impact on our cash flow.

        It is typical in the aircraft leasing industry for companies that are continuously acquiring additional aircraft to incur significant tax depreciation, which offsets taxable income but creates a deferred tax liability on the aircraft leasing company's balance sheet. This deferred tax liability is attributable to the excess of the depreciation claimed for tax purposes over the depreciation claimed for financial statement purposes. If we are unable to continue to acquire additional aircraft at a sufficient pace, then we will begin to recognize some or all of our deferred tax liability, which could have a negative impact on our cash flow.

A new standard for lease accounting is expected to be announced in the future, but we are unable to predict the impact of such a standard at this time.

        In August 2010, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. Subsequent meetings of the joint committee of the FASB and the IASB have made further changes to the proposed lease accounting.

        Under the current proposed accounting model, lessees will be required to record an asset representing the right to use the leased item for the lease term (the "Right-of-Use Asset") and a liability to make lease payments. The Right-of-Use Asset and liability incorporate the rights arising under the lease and are based on the lessee's assessment of expected payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments.

        Under the current proposed accounting model, lessors will apply the receivable and residual method. This will require a lessor to derecognize its flight equipment into a receivable based upon the present value of the lease payments under a lease and a residual value. Revenue recognized would be interest income based upon the effective interest rate explicit in the lease.

        The FASB and the IASB intend to issue a revised exposure draft during the first six months of 2012. The proposal does not include a proposed effective date; rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. The FASB and the IASB continue to deliberate on the proposed accounting. Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft.

Risks Related to Our Class A Common Stock

The price of our Class A Common Stock historically has been volatile. This volatility may adversely affect the price of our Class A Common Stock.

        The market price for our Class A Common Stock has varied between a high of $29.94 on May 20, 2011 and a low of $17.24 on October 4, 2011 since it began trading on the NYSE on April 19, 2011. This volatility may adversely affect the price of our Class A Common Stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

  •
  announcements concerning our competitors, the airline industry or the economy in general;

  •
  announcements concerning the availability of the type of aircraft we own;

  •
  general and industry-specific economic conditions;

  •
  changes in the price of aircraft fuel;

  •
  changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations;

  •
  additions or departures of key members of management;

  •
  any increased indebtedness we may incur in the future;

  •
  speculation or reports by the press or investment community with respect to us or our industry in general;

  •
  announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

  •
  changes or proposed changes in laws or regulations affecting the airline industry or enforcement of these laws and regulations, or announcements relating to these matters; and

  •
  general market, political and economic conditions, including any such conditions and local conditions in the markets in which our lessees are located.

        These broad market and industry factors may decrease the market price of our Class A Common Stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including periods of sharp decline, as in late 2008, early 2009 and in August of 2011. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Provisions in Delaware law and our restated certificate of incorporation and amended and restated bylaws may inhibit a takeover of us, which could cause the market price of our Class A Common Stock to decline and could entrench management.

        Our restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests, including the ability of our board of directors to designate the terms of and issue new series of preferred stock, a prohibition on our stockholders from calling special meetings of the stockholders, and advance notice requirements for stockholder proposals and director nominations. In addition, Section 203 of the Delaware General Corporation Law, which we have not opted out of, prohibits a public Delaware corporation from engaging in certain business combinations with an "interested stockholder" (as defined in such section) for a period of three years following the time that such stockholder became an interested stockholder without the prior consent of our board of directors. The effect of Section 203 of the Delaware General Corporation Law, as well as these charter and bylaws provisions, may make the removal of management more difficult. It may also impede a merger, takeover or other business combination or discourage a potential acquirer from making a tender offer for our Class A Common Stock, which, under certain circumstances, could reduce the market price of our Class A Common Stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Flight Equipment

        We seek aircraft that produce attractive returns on equity while maintaining diversified lease portfolio characteristics in terms of aircraft type, aircraft age, lease term and geographic location of our lessees. Before committing to purchase specific aircraft, we consider various factors including estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines, trends in local, regional, and worldwide air travel, fuel economy, environmental considerations (e.g., nitrogen oxide emissions and noise standards), operating costs, and anticipated obsolescence. We plan to expand our fleet with a mix of single-aisle jet aircraft, twin-aisle widebody aircraft and turboprop aircraft that we expect to have long useful lives and that are currently in widespread use by airlines, with a greater focus on acquiring single-aisle aircraft.

        As of December 31, 2011, our fleet consisted of 102 aircraft, comprised of 81 single-aisle jet aircraft, 19 twin-aisle widebody aircraft and two turboprop aircraft, with a weighted average age of 3.6 years.

        The following table shows the scheduled lease terminations (for the minimum noncancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio as of December 31, 2011:

Aircraft type	2012	2013	2014	2015	2016	Thereafter	Total
Airbus A319-100		3		1	1	2	7
Airbus A320-200	2	3		2	2	12	21
Airbus A321-200					2	1	3
Airbus A330-200	1				1	9	11
Boeing B737-700		1	2		2	3	8
Boeing B737-800	1	3	7	9	3	7	30
Boeing B767-300ER		2	1				3
Boeing B777-200ER					1		1
Boeing B777-300ER						4	4
Embraer E175-200						2	2
Embraer E190-100						10	10
ATR 72-600						2	2

Total	4	12	10	12	12	52	102

Commitments

        As of December 31, 2011, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $11.0 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect credits given by the manufacturers in connection with the leasing of aircraft or changes in budgeted buyer furnished equipment required by a specific airline customer.

Aircraft Type	2012	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	10	13	12	7			42
Airbus A320/321 NEO(1)(2)					3	47	50
Airbus A330-200/300	6	3					9
Boeing 737-800	4	12	12	14	17	20	79
Boeing 777-300ER			2	3			5
Boeing 787-9(1)						4	4
Embraer E175/190	17	1					18
ATR 72-600	8	2					10

Total	45	31	26	24	20	71	217

(1)
As of December 31, 2011, the Airbus A320/321 NEO aircraft and the Boeing 787-9 aircraft were subject to non-binding memoranda of understanding for the purchase of these aircraft.

(2)
We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft.

        Our new aircraft are being purchased pursuant to binding purchase agreements with each of Airbus, Boeing, Embraer and ATR, other than, as of December 31, 2011, the purchase of one Boeing 737-800 delivering in 2012, which is being purchased through a sale-leaseback transaction with one of our airline customers. Further, as of December 31, 2011, the purchase of the Airbus A320/A321 NEO aircraft and the Boeing 787-9 aircraft were subject to non-binding memoranda of understanding. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft types that we ultimately acquire. We also have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft.

Lease Placements

        As of December 31, 2011, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2020 as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2012	45	45	100.0%
2013	31	28	90.3
2014	26	22	84.6
2015	24	5	20.8
2016	20	—	—
Thereafter	71	—	—

Total	217	100	46.1%

        Our future lease commitments for all of the aircraft to be delivered in 2012 are comprised of 35 binding leases and ten non-binding letters of intent. Our future lease commitments for the 28 out of 31 aircraft to be delivered in 2013 are comprised of 14 binding leases and 14 non-binding letters of intent. Our future lease commitments for the 22 out of 26 aircraft to be delivered in 2014 are comprised of five binding leases and 17 non-binding letter of intent. Our future lease commitments for the five out of 24 aircraft to be delivered in 2015 are comprised of non-binding letters of intent. While our management's historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we are not certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for the aircraft that are scheduled to be delivered through 2020, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

        We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. We do not own any real estate.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    MINE SAFE DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A Common Stock has been quoted on the New York Stock Exchange (the "NYSE") under the symbol "AL" since April 19, 2011. Prior to that time, there was no public market for our stock. As of September 30, 2011, there were 98,885,131 shares of Class A Common Stock outstanding held by approximately 148 holders of record, and 1,829,339 shares of Class B Non-Voting Common Stock outstanding held by one stockholder of record.

        On March 8, 2012 the closing price of our Class A Common Stock was $23.85 per share as reported by the NYSE. The table below sets forth for the indicated periods the high and low sales prices for our Class A Common Stock as reported on the NYSE. Our Class B Non-Voting Common Stock is not currently listed on any national exchange or market system.

Fiscal Year 2011 Quarters Ended:	High	Low
June 30, 2011	$29.94	$23.02
September 30, 2011	25.36	18.32
December 31, 2011	23.95	17.24

Dividends

        The Company did not declare or pay any dividends during 2011. The Board of Directors does not expect that the Company will pay any dividends or other distributions in the foreseeable future.

Stock Authorized for Issuance Under Equity Compensation Plans

        Set forth below is certain information about the Class A Common Stock authorized for issuance under the Company's equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,472,072	$20.39	1,707,340
Equity compensation plans not approved by security holders
Total	6,472,072	$20.39	1,707,340

Performance Graph

        The graph below compares the cumulative return since April 19, 2011 of the Company's Class A Common Stock, the S&P Midcap Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of April 19, 2011, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A Common Stock, in the peer group and in the S&P Midcap Index on April 19, 2011, and the relative performance of each is tracked through December 31, 2011. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 9 Month Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2011

Company Purchases of Stock

        The Company did not purchase any shares of its Class A Common Stock or Class B Non-Voting Common Stock during 2011.

Use of Proceeds

        Our initial public offering of Class A Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-171734) that was declared effective by the Securities and Exchange Commission on April 8, 2011, which registered an aggregate of 34,825,470 shares of our Class A Common Stock, including 4,542,450 shares related to the exercise of the underwriters' over-allotment option. On April 25, 2011, we sold 34,825,470 shares of Class A Common Stock at an initial public offering price of $26.50 per share, for aggregate gross proceeds of approximately $922.9 million. As of December 31, 2011, all of the proceeds from the offering had been applied in the manner described in our final prospectus for the offering filed with the Securities and Exchange Commission on April 19, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        The consolidated statements of operations data for the year ended December 31, 2011 and the period from inception to December 31, 2010 and the consolidated balance sheet data at December 31, 2011 and 2010 are derived from our audited consolidated financial statements appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands, except share and aircraft data)
Operating data:
Rentals of flight equipment	$332,719	$57,075
Interest and other	4,022	1,291

Total revenues	336,741	58,366
Expenses	253,900	119,281

Income (loss) before taxes	82,841	(60,915)
Income tax (expense) benefit	(29,609)	8,875

Net income (loss)	$53,232	$(52,040)

Net income (loss) per share:
Basic	$0.59	$(1.32)
Diluted	$0.59	$(1.32)
Weighted average shares outstanding:
Basic	89,592,945	39,511,045
Diluted	90,416,346	39,511,045
Other financial data:
Adjusted net income(1)	$87,954	$2,520
Adjusted EBITDA(2)	$290,168	$32,973
Cash flow data:
Net cash flows from:
Operating activities	$267,166	$41,934
Investing activities	(2,977,156)	(1,851,520)
Financing activities	2,662,974	2,138,407

	As of December 31,
	2011	2010
	(in thousands, except share and aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$4,237,416	$1,629,809
Total assets	5,164,593	2,276,282
Total debt	2,602,799	911,981
Total liabilities	2,988,310	1,051,347
Shareholders' equity	2,176,283	1,224,935
Other operating data:
Aircraft lease portfolio at period end:
Owned(3)	102	40
Managed(4)	2	—

(1)
Adjusted net income (defined as net income before stock-based compensation expense and non-cash interest expense, which includes the amortization of debt issuance costs, extinguishment of debt and convertible debt discounts) is a measure of both operating performance and liquidity that is not defined by United States generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted net income is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted net income provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted net income as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted net income as an analytical tool and a reconciliation of adjusted net income to our GAAP net loss and cash flow from operating activities.

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

          The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income.

	Year Ended December 31, 2011	For the period From Inception to December 31, 2010
	(in thousands)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$267,166	$41,934
Depreciation of flight equipment	(112,307)	(19,262)
Stock-based compensation	(39,342)	(24,044)
Deferred taxes	(29,567)	8,875
Amortization of discounts and deferred debt issue costs	(9,481)	(4,883)
Extinguishment of debt	(3,349)	—
Amortization of convertible debt discounts	—	(35,798)
Changes in operating assets and liabilities:
Other assets	17,438	8,040
Accrued interest and other payables	(19,347)	(18,864)
Rentals received in advance	(17,979)	(8,038)

Net income (loss)	53,232	(52,040)
Amortization of discounts and deferred debt issue costs	9,481	4,883
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798
Stock-based compensation	39,342	24,044
Tax effect	(17,450)	(10,165)

Adjusted net income	$87,954	$2,520

	Year Ended December 31, 2011	For the period From Inception to December 31, 2010
	(in thousands)
Reconciliation of net income (loss) to adjusted net income:
Net income (loss)	$53,232	$(52,040)
Amortization of discounts and deferred debt issue costs	9,481	4,883
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798
Stock-based compensation	39,342	24,044
Tax effect	(17,450)	(10,165)

Adjusted net income	$87,954	$2,520

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

          The following tables show the reconciliation of net income (loss) and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA.

	Year Ended December 31, 2011	For the period From Inception to December 31, 2010
	(in thousands)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$267,166	$41,934
Depreciation of flight equipment	(112,307)	(19,262)
Stock-based compensation	(39,342)	(24,044)
Deferred taxes	(29,567)	8,875
Amortization of discounts and deferred debt issue costs	(9,481)	(4,883)
Extinguishment of debt	(3,349)	—
Amortization of convertible debt discounts	—	(35,798)
Changes in operating assets and liabilities:
Other assets	17,438	8,040
Accrued interest and other payables	(19,347)	(18,864)
Rentals received in advance	(17,979)	(8,038)

Net income (loss)	53,232	(52,040)
Net interest expense	55,678	50,582
Income taxes	29,609	(8,875)
Depreciation	112,307	19,262
Stock-based compensation	39,342	24,044

Adjusted EBITDA	$290,168	$32,973

	Year Ended December 31, 2011	For the period From Inception to December 31, 2010
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$53,232	$(52,040)
Net interest expense	55,678	50,582
Income taxes	29,609	(8,875)
Depreciation	112,307	19,262
Stock-based compensation	39,342	24,044

Adjusted EBITDA	$290,168	$32,973

(3)
As of December 31, 2011, we owned 102 aircraft (of which 36 were new aircraft and 66 were used aircraft). As of December 31, 2010, we owned 40 aircraft of which four were new aircraft and 36 were used aircraft.

(4)
As of December 31, 2011, we managed two aircraft. As of December 31, 2010, we did not manage any aircraft.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our primary business is to acquire new and used popular and fuel-efficient commercial aircraft from aircraft manufacturers and other parties and to lease those aircraft to airlines around the world. We supplement our leasing revenues by providing management services to investors and/or owners of aircraft portfolios, for which we will receive fee-based revenue. These services include leasing, re-leasing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. In addition to our leasing activities and management services, and depending on market conditions, we expect to sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

        On April 25, 2011, we completed an initial public offering of our Class A Common Stock and listing of our Class A Common Stock on the New York Stock Exchange under the symbol "AL." The offering was upsized by 20% and the underwriters exercised their over-allotment option in full, resulting in the sale of an aggregate of 34,825,470 shares of Class A Common Stock. We received gross proceeds of approximately $922.9 million.

        During 2011, the Company raised an incremental $1.2 billion in debt financing. This balance was comprised of $587.6 million in unsecured financing, which included $120.0 million in senior unsecured notes issued in a private placement to institutional investors and $200.0 million in convertible senior notes. We ended the year with total unsecured debt outstanding of $826.2 million. The Company's unsecured debt as a percentage of total debt increased from 14.6% as of December 31, 2010 to 31.7% as of December 31, 2011. As part of our 2012 financing strategy, the Company will continue to focus on raising unsecured financing, of which we have already raised $502.0 million during the first quarter of 2012.

        During the year ended December 31, 2011, we entered into binding and non-binding commitments to acquire up to 83 additional aircraft from Airbus, Boeing and Embraer for an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $5.0 billion. Deliveries of the additional aircraft are scheduled to commence in 2012 and to continue through 2020. From Airbus, we agreed to purchase one additional Airbus A321 aircraft and entered into a non-binding memorandum of understanding for the purchase of 50 Airbus A320/321 NEO aircraft and we have cancellation rights with respect to 14 of the 50 Airbus A320/321 NEO aircraft. From Boeing, we agreed to purchase an additional 18 Boeing 737-800 aircraft, five Boeing 777-300ER aircraft and entered into a memorandum of understanding for the purchase of four Boeing 787-9 aircraft. From Embraer, we agreed to purchase an additional five Embraer E190 aircraft.

        We continued successful lease placements of new aircraft from our order book throughout 2011 ending the year with contracts for the lease of 100% of the aircraft delivering in 2012, 90.3% of the aircraft delivering in 2013 and 84.6% of the aircraft delivering in 2014.

Our Fleet

        We have continued to build one of the world's youngest, most fuel-efficient aircraft operating lease portfolios. During the year ended December 31, 2011, we acquired an additional 62 aircraft ending the year with a total of 102 aircraft (of which 36 were new aircraft and 66 were used aircraft). We also managed two aircraft as of December 31, 2011. Our weighted average fleet age as of December 31, 2011 was 3.6 years.

        Portfolio metrics of our fleet as of December 31, 2011 and 2010 are as follows:

	December 31, 2011(1)	December 31, 2010
	(dollars in thousands)
Fleet size	102	40
Weighted average fleet age	3.6 years	3.8 years
Weighted average remaining lease term	6.6 years	5.6 years
Aggregate fleet cost	$4,368,985	$1,649,071

(1)
We acquired our existing fleet of 102 aircraft from 24 separate owners and operators of aircraft, 51 of which were subject to existing operating leases originated by 12 different aircraft lessors. The individual transactions ranged in size from one to eight aircraft, and from $22.3 million to $330.2 million, respectively. The 51 existing operating leases were with 39 different airline customers. Of the 51 aircraft that we acquired from other aircraft lessors, none of the aircraft represented an entire portfolio (i.e., a group of aircraft characterized by risk, geography or other common features) of the respective seller lessor, and none of the seller lessors sold their aircraft as part of a plan to exit their respective aircraft leasing businesses. With respect to these transactions, we did not acquire any information technology systems, infrastructure, employees, other assets, services, financing or any other activities indicative of a business.

        The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Region	Net book value	% of total	Net book value	% of total
Europe	$1,782,949	42.1%	$688,607	42.3%
Asia/Pacific	1,355,432	32.0	425,670	26.1
Central America, South America and Mexico	515,145	12.2	163,622	10.0
U.S. and Canada	386,101	9.1	254,201	15.6
The Middle East and Africa	197,789	4.6	97,709	6.0

Total	$4,237,416	100.0%	$1,629,809	100.0%

        The following table sets forth the number of aircraft we leased by aircraft type as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319-100	7	6.9%	7	17.5%
Airbus A320-200	21	20.6	8	20.0
Airbus A321-200	3	2.9	2	5.0
Airbus A330-200	11	10.8	2	5.0
Boeing 737-700	8	7.8	5	12.5
Boeing 737-800	30	29.4	14	35.0
Boeing 767-300ER	3	2.9	—	—
Boeing 777-200ER	1	1.0	—	—
Boeing 777-300ER	4	3.9	2	5.0
Embraer E175	2	2.0	—	—
Embraer E190	10	9.8	—	—
ATR 72-600	2	2.0	—	—

Total	102	100.0%	40	100.0%

        As of December 31, 2011, we had contracted to buy 217 new aircraft for delivery through 2020, with an estimated aggregate purchase price (including adjustments for inflation) of $11.0 billion for delivery as follows:

Aircraft Type	2012	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	10	13	12	7			42
Airbus A320/321 NEO(1)(2)					3	47	50
Airbus A330-200/300	6	3					9
Boeing 737-800	4	12	12	14	17	20	79
Boeing 777-300ER			2	3			5
Boeing 787-9(1)						4	4
Embraer E175/190	17	1					18
ATR 72-600	8	2					10

Total	45	31	26	24	20	71	217

  (1)
  As of December 31, 2011, the Airbus A320/321 NEO aircraft and the Boeing 787-9 aircraft were subject to non-binding memoranda of understanding for the purchase of these aircraft.

  (2)
  We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft.

        Our lease placements are progressing in line with expectations. As of December 31, 2011 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2012	45	45	100.0%
2013	31	28	90.3
2014	26	22	84.6
2015	24	5	20.8
2016	20	—	—
Thereafter	71	—	—

Total	217	100	46.1%

Aircraft Industry and Sources of Revenues

        Our revenues are principally derived from operating leases with scheduled and charter airlines. As of December 31, 2011 and December 31, 2010, we derived more than 90% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign lessees. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers' ability to react to, and cope with, the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

        Demand for air travel has consistently grown in terms of both the number of aircraft and passenger traffic over the last 40 years. The industry has remained resilient over time, while enduring the effects of both business cycle downturns and external events. Today, air travel has penetrated most world regions, with the highest growth now coming from emerging markets and economies. The long-term outlook for an increasing number of aircraft remains robust due primarily to increased passenger traffic. AVITAS, Inc. ("AVITAS") forecasts that there will be almost 24,000 aircraft in service by 2015, an increase of almost 5,000 over the level at the beginning of 2011.

        The airline industry is cyclical and generally grows along with the economy. Historically, there has been a strong positive correlation between changes in world Gross Domestic Product, measured in U.S. dollars, and changes in passenger traffic (as indicated by revenue passenger kilometers ("RPK"), an industry-standard measure of passengers flown where each RPK represents one kilometer traveled by a paying customer).

        The business cycle effects are such that RPK declines or softens within recessionary periods. However, aircraft inventory has trended upward consistently, regardless of the economic cycle, as many aircraft are delivered during downturns despite reduced passenger travel.

        Long-term passenger traffic growth is expected to be underpinned by projected growth in demand from emerging markets. Travel growth remains concentrated in the emerging markets of the Asia/Pacific region, Latin America and the Middle East while the more mature markets in the U.S. and Europe have slower growth rates overall. According to AVITAS, the percentage of world traffic attributable to emerging markets has been continuously increasing since the early 1990s. For example, in 1990, the Asia/Pacific region represented about 17% of the world's passenger traffic, and its share was estimated to be approximately 29% in 2010. Since 1990, China's passenger traffic has grown approximately 15% annually on average to 403 billion RPKs in 2010. Currently, China's passenger traffic is the second highest in the world.

        AVITAS expects to see considerably higher growth in 2011 through 2015 in the Asia/Pacific region, the Middle East and Latin America, as compared to North America and Europe. In fact, AVITAS forecasts that by 2015 passenger traffic in the Asia/Pacific region will surpass passenger traffic in North America.

        International Air Transport Association ("IATA") projects some profit weakening in 2012 as a result of relatively high fuel costs and softening of passenger traffic and yields. In addition, IATA believes the most significant risk currently facing airline profitability for 2012 is the economic turmoil that would result from a failure of governments to resolve the Eurozone sovereign debt crisis. While IATA is projecting airline industry profits of approximately $3.5 billion in 2012, it is also indicating that there is a significant risk that the debt crisis in the Eurozone, if unresolved, could lead to a banking crisis and cause more widespread economic weakness. IATA projects that a scenario of this nature could cause the worldwide airline industry to experience losses of as much as $8.3 billion.

        Despite industry cyclicality and current stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the aircraft leasing industry, and ALC specifically, provides in facilitating the fleet transactions necessary to facilitate growth of commercial air transport.

Liquidity and Capital Resources

Overview

        As we grow our business, we envision funding our aircraft purchases through multiple sources, including cash raised in our prior equity offerings, cash flow from operations, the Warehouse Facility, additional unsecured debt financing through banks and the capital markets, credit facilities, and government-sponsored export guaranty and lending programs.

        We have substantial cash requirements as we continue to expand our fleet through our purchase commitments. However, we believe that we will have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

        Our liquidity plans are subject to a number of risks and uncertainties, including those described in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, some of which are outside of our control. Macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.

Debt

        Our debt financing was comprised of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Secured
Term financings	$735,285	$223,981
Warehouse facility	1,048,222	554,915

	1,783,507	778,896
Unsecured
Term financings	268,209	13,085
Convertible senior notes	200,000	—
Revolving credit facilities	358,000	120,000

	826,209	133,085
Total secured and unsecured debt financing	2,609,716	911,981
Less: Debt discount	(6,917)	—

Total debt	$2,602,799	$911,981
Selected interest rates and ratios:
Composite interest rate(1)	3.14%	3.32%
Composite interest rate on fixed debt(1)	4.28%	3.83%
Percentage of total debt at fixed rate	24.3%	1.40%

(1)
This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Secured term financing

        During the year ended December 31, 2011, ten of our wholly-owned subsidiaries entered into separate secured term facilities, with recourse to the Company, aggregating $548.8 million and one of our wholly-owned subsidiaries entered into a $14.5 million, non-recourse, secured term facility.

        The outstanding balance on our secured term facilities was $735.3 million and $224.0 million at December 31, 2011 and December 31, 2010, respectively. In connection with these facilities, the Company pledged $1.1 billion and $336.8 million in aircraft collateral as of December 31, 2011 and 2010, respectively.

Warehouse facility

        On May 26, 2010, ALC Warehouse Borrower, LLC, one of our wholly-owned subsidiaries, entered into the Warehouse Facility, which is a non-recourse, revolving credit facility to finance the acquisition of aircraft. On April 1, 2011, the Company executed an amendment to the Warehouse Facility that took effect on April 21, 2011. This facility, as amended, provides us with financing of up to $1.25 billion, modified from the original facility size of $1.5 billion. We are able to draw on this facility, as amended, during an availability period that ends in June 2013. Prior to the amendment of the Warehouse Facility, the Warehouse Facility accrued interest during the availability period based on LIBOR plus 3.25% on drawn balances and at a fixed rate of 1.00% on undrawn balances. Following the amendment, the Warehouse Facility accrues interest during the availability period based on LIBOR plus 2.50% on drawn balances and at a fixed rate of 0.75% on undrawn balances. Pursuant to the amendment, the advance level under the facility was increased from 65% of the appraised value of the aircraft pledged and 50% of the cash pledged to the Warehouse Facility to 70% of the appraised value of the aircraft pledged and 50% of the cash pledged to the Warehouse Facility. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%. As a result of amending the Warehouse Facility, we recorded an extinguishment of debt charge of $3.3 million from the write-off of deferred debt issue costs when the amendment became effective on April 21, 2011.

        During 2011, the Company drew a net $493.3 million under the Warehouse Facility and incrementally pledged $660.7 million in aircraft collateral. As of December 31, 2011, the Company had borrowed $1.0 billion under the Warehouse Facility compared to $554.9 million as of December 31, 2010. As of December 31, 2011, the Company had pledged 38 aircraft as collateral with a net book value of $1.6 billion. As of December 31, 2010, the Company had pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $86.9 million and $48.3 million at December 31, 2011 and December 31, 2010, respectively. We intend to continue to utilize the Warehouse Facility to finance aircraft acquisitions through 2012, as this facility provides us with ample liquidity to make opportunistic acquisitions of aircraft on short notice.

Unsecured term financings

        During the year ended December 31, 2011, the Company entered into 14 unsecured term facilities aggregating $141.6 million. We ended 2011 with a total of 16 unsecured term facilities. The total amount outstanding under our unsecured term facilities was $148.2 million and $13.1 million as of December 31, 2011 and December 31, 2010, respectively.

        In June 2011, the Company issued $120.0 million in senior unsecured notes in a private placement to institutional investors. The notes have a five-year term and a coupon of 5.0%.

Convertible senior notes

        In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 (the "Convertible Notes") in an offering exempt from registration under the Securities Act. The Convertible Notes bear interest at a rate of 3.875% per annum and are convertible at the option of the holder into shares of our Class A Common Stock at a price of $30.23 per share.

Unsecured revolving credit facilities

        The Company ended 2011 with a total of 13 revolving unsecured credit facilities aggregating $358.0 million, each with a borrowing rate of LIBOR plus 2.00%. The total amount outstanding under our revolving credit facilities was $358.0 million and $120.0 million as of December 31, 2011 and December 31, 2010, respectively.

Liquidity

        We finance the acquisition of our aircraft through available cash balances, internally generated funds and debt financings. As of December 31, 2011, we had available liquidity of $483.6 million comprised of unrestricted cash of $281.8 million and undrawn balances under our Warehouse Facility of $201.8 million.

        Our financing plan for 2012 is focused on continuing to raise unsecured debt in the global bank market and through international and domestic capital markets transactions, reinvesting cash flow from operations and through government guaranteed loan programs from the ECAs in support of our new Airbus aircraft deliveries and Ex-Im Bank in support of our new Boeing aircraft deliveries and direct financing from BNDES/SBCE in support of our new Embraer deliveries.

        In the first quarter of 2012, the Company entered into debt facilities and obtained financing commitments for $855.0 million. This included eight unsecured debt facilities totaling $522.0 million, comprised of: $155.0 million in senior unsecured notes issued in a private placement to institutional investors; $200.0 million in short-term unsecured bridge financing from two members of our banking group in connection with the closing of four ECA supported aircraft deliveries; $105.0 million in unsecured term financing and $62.0 million of seller financing.

        As of the date of this filing, we have obtained long-term funding commitments from the ECAs and a banking group to provide export guaranteed financing for eight of our Airbus deliveries in 2012, aggregating to approximately $340.0 million in sovereign guaranteed financing. Additionally, we have approached Ex-Im Bank for support related to three aircraft and BNDES for 12 aircraft, aggregating $410.0 million in government supported export financing.

        Lastly, during the first quarter of 2012, a wholly-owned subsidiary of the Company entered into a secured term facility to finance the acquisition of aircraft. This facility provided the Company with $192.8 million, which we will use to refinance eight aircraft previously financed through the Warehouse Facility creating additional availability under our Warehouse Facility.

        We will continue to focus our financing efforts throughout 2012 on expanding our unsecured borrowing base supplemented by internally generated funds and government supported export financing.

Results of Operations

	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands, except share data)
Revenues
Rental of flight equipment	$332,719	$57,075
Interest and other	4,022	1,291

Total revenues	336,741	58,366
Expenses
Interest	44,862	11,062
Amortization of discounts and deferred debt issue costs	9,481	4,883
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798

Interest expense	57,692	51,743
Depreciation of flight equipment	112,307	19,262
Selling, general and administrative	44,559	24,232
Stock-based compensation	39,342	24,044

Total expenses	253,900	119,281

Income (loss) before taxes	82,841	(60,915)
Income tax (expense) benefit	(29,609)	8,875

Net income (loss)	$53,232	$(52,040)

Other Financial Data:
Adjusted net income(1)	$87,954	$2,520
Adjusted EBITDA(2)	$290,168	$32,973

(1)
Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income (loss) and cash flows from operations.

(2)
Adjusted EBITDA is a measure of financial and operational performance that is not defined by GAAP. See note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted EBITDA as a non-GAAP measure and a reconciliation of this measure to net income (loss) and cash flows from operations.

2011 Compared to 2010

Rental revenue

        As of December 31, 2011, we had acquired 102 aircraft at a total cost of $4.4 billion and recorded $332.7 million in rental revenue for the year then ended, which included overhaul revenue of $11.0 million. In the prior year, as of December 31, 2010, we had acquired 40 aircraft at a total cost of $1.6 billion and recorded $57.1 million in rental revenue for the period from inception to December 31, 2010, which included overhaul revenue of $3.6 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

        All of the aircraft in our fleet were leased as of December 31, 2011. All of the aircraft in our fleet were leased as of December 31, 2010, except for one aircraft with respect to which we had entered into a binding lease commitment but for which delivery occurred during February 2011.

Interest and other income

        Interest and other income totaled $4.0 million for the year ended December 31, 2011 compared to $1.3 million for the period from inception to December 31, 2010. During 2011, the Company provided short-term bridge financing for the acquisition of an aircraft for which we earned $1.9 million in fee and interest income. In addition, the Company earned $0.5 million in servicing fee revenue with respect to the two aircraft we manage.

Interest expense

        Interest expense totaled $57.7 million for the year ended December 31, 2011 compared to $51.7 million for the period from inception to December 31, 2010. The change was primarily due to an increase in our outstanding debt balances resulting in a $33.8 million increase in interest, an increase of $4.6 million in amortization of our deferred debt issue costs and a $3.3 million charge for the extinguishment of debt associated with the modification of the Warehouse Facility, offset by a one-time $35.8 million charge for the amortization of convertible debt discounts recorded during 2010.

        The $35.8 million charge in 2010 was a one-time, equity-neutral charge. This charge was a result of our issuance of $60.0 million of convertible notes at 6.0%, on May 7, 2010, to funds managed by Ares Management LLC and Leonard Green & Partners, L.P. and members of our management and board of directors (and their family members or affiliates) and simultaneously entering into a forward purchase arrangement with such funds managed by Ares Management LLC and Leonard Green & Partners, L.P. to purchase shares at a discounted price.

        We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

        Our overall composite interest rate decreased from the prior year as a result of our credit spreads on new debt issuances continuing to tighten, combined with a low, short-term interest rate environment.

Depreciation expense

        We recorded $112.3 million in depreciation expense of flight equipment for the year ended December 31, 2011 compared to $19.3 million for the period from inception to December 31, 2010. The increase in depreciation expense for 2011, compared to 2010, was attributable to the acquisition of additional aircraft.

        The full impact on depreciation expense for aircraft added during the year will be reflected in subsequent periods.

Selling, general and administrative expenses

        We recorded selling, general and administrative expenses of $44.6 million for the year ended December 31, 2011 compared to $24.2 million for the period from inception to December 31, 2010. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to continue decreasing as a percentage of our revenue.

Stock-based compensation expense

        Stock-based compensation expense totaled $39.3 million for the year ended December 31, 2011 compared to $24.0 million for the period from inception to December 31, 2010. This increase is primarily a result of timing as the full impact on stock-based compensation expense for grants made during the second quarter of 2010, partially offset by the effects of the expense recognition pattern related to our restricted stock unit grants, which are front end loaded. We determine the fair value of our grants on the grant date and will recognize the value of the grants as expense over the vesting period, with an offsetting increase to equity.

Taxes

        The effective tax rate for the year ended December 31, 2011 was 35.7% compared to 14.6% for the period from inception to December 31, 2010. The change in effective tax rate for the respective periods is primarily a result of a one-time $35.8 million charge for the amortization of convertible debt discounts recorded in 2010 which is not deductible for tax purposes.

Net income (loss)

        For the year ended December 31, 2011, the Company reported consolidated net income of $53.2 million, or $0.59 per diluted share, compared to a consolidated net loss of $52.0 million, or $1.32 per diluted share, for the period from inception to December 31, 2010. The increase in net income for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income

        We recorded adjusted net income of $88.0 million for the year ended December 31, 2011 compared to $2.5 million for the period from inception to December 31, 2010. The change in adjusted net income for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

        Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income (loss) and cash flows from operations.

Adjusted EBITDA

        We recorded adjusted EBITDA of $290.2 million for the year ended December 31, 2011 compared to $33.0 million for the period from inception to December 31, 2010. The change in adjusted EBITDA for 2011, compared to 2010, was primarily attributable to the acquisition and lease of additional aircraft.

        Adjusted EBITDA is a measure of financial and operational performance that is not defined by GAAP. See note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted EBITDA as a non-GAAP measure and a reconciliation of this measure to net income (loss) and cash flows from operations.

Contractual Obligations

        Our contractual obligations as of December 31, 2011 are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations(1)(2)	$196,374	$480,852	$457,816	$330,520	$671,009	$473,145	$2,609,716
Interest payments on debt outstanding(3)	50,467	44,674	34,848	29,056	21,222	29,315	209,582
Purchase commitments	1,926,515	1,525,660	1,417,023	1,381,288	950,515	3,924,310	11,125,311
Operating leases	1,441	2,325	2,395	2,467	2,541	20,700	31,869

Total	$2,174,797	$2,053,511	$1,912,082	$1,743,331	$1,645,287	$4,447,470	$13,976,478

(1)
As of December 31, 2011, the Company had $1.0 billion of debt outstanding under the Warehouse Facility which will come due beginning in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company's option to an amortizing, four-year term loan and has been presented as if such option were exercised in the contractual obligation schedule above.

(2)
As of December 31, 2011, the Company had $358.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the contractual obligation schedule above.

(3)
Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2011.

Off-balance Sheet Arrangements

        We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

        We believe the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

Lease revenue

        We lease flight equipment principally under operating leases and report rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in "Rentals received in advance" on our Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in "Lease receivables," as a component of "Other assets" on our Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past-due rentals based on management's assessment of collectability. Our management team monitors all lessees with past due lease payments (if any) and discusses relevant operational and financial issues facing those lessees with our marketing executives in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, we will not recognize rental income for amounts due under our lease contracts and will recognize revenue for such lessees on a cash basis. Should a lessee's credit quality deteriorate, we may be required to record an allowance for doubtful accounts and/or stop recognizing revenue until cash is received, both of which could have a material impact on our results of operations and financial condition.

        Our aircraft lease agreements typically contain provisions which require the lessee to make additional rental payments based on either the usage of the aircraft, measured on the basis of hours or cycles flown per month (a cycle is one take-off and landing), or calendar-based time ("Contingent Rentals"). These payments represent contributions to the cost of major future maintenance events ("Qualifying Events") associated with the aircraft and typically cover major airframe structural checks, engine overhauls, the replacement of life limited parts contained in each engine, landing gear overhauls and overhauls of the auxiliary power unit. These Contingent Rentals are generally collected monthly based on reports of usage by the lessee or collected as fixed monthly rates.

        In accordance with our lease agreements, Contingent Rentals are subject to reimbursement to the lessee upon the occurrence of a Qualifying Event. The reimbursable amount is capped by the amount of Contingent Rentals received by the Company, net of previous reimbursements. The Company is only required to reimburse for Qualifying Events during the lease term. The Company is not required to reimburse for routine maintenance or additional maintenance costs incurred during a Qualifying Event. All amounts of Contingent Rentals unclaimed by the lessee at the end of the lease term are retained by the Company.

        We record as rental revenue the portion of Contingent Rentals that we are virtually certain we will not reimburse to the lessee as a component of "Rental of flight equipment" in our Consolidated Statement of Operations. Contingent Rentals which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of "Security deposits and maintenance reserves on flight equipment leases" in our Consolidated Balance Sheet.

        Estimating when we are virtually certain that Contingent Rental payments will not be reimbursed requires judgments to be made as to the timing and cost of future maintenance events. In order to determine virtual certainty with respect to this contingency, our Technical Asset Management department analyzes the terms of the lease, utilizes available cost estimates published by the equipment manufacturers, and thoroughly evaluates an airline's Maintenance Planning Document ("MPD"). The MPD describes the required inspections and the frequency of those inspections. Our Technical Asset Management department utilizes this information, combined with their cumulative industry experience, to determine when major Qualifying Events are expected to occur for each relevant component of the aircraft, and translates this information into a determination of how much we will ultimately be required to reimburse to the lessee. We record Contingent Rental revenue as the aircraft is operated when we determine that a Qualifying Event will occur outside the non-cancellable lease term or after we have collected Contingent Rentals equal to the amount that we expect to reimburse to the lessee as the aircraft is operated.

        Should such estimates be inaccurate, we may be required to reverse revenue previously recognized. In addition, if we can no longer make accurate estimates with respect to a particular lease, we will stop recognizing any Contingent Rental revenue until the end of such lease.

        All of our lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize overhaul expense in our Consolidated Statement of Operations for all such expenditures.

        Lessee-specific modifications such as those related to modifications of the aircraft cabin are expected to be capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statement of Operations.

Flight equipment

        Flight equipment under operating lease is stated at cost less accumulated depreciation. Purchases, major additions and modifications, and interest on deposits during the construction phase are capitalized. We generally depreciate passenger aircraft on a straight-line basis over a 25-year life from the date of manufacture to a 15% residual value. Changes in the assumption of useful lives or residual values for aircraft could have a significant impact on our results of operations and financial condition. At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

        Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with our Fair Value Policy, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which could have a significant impact on our results of operations and financial condition. To date, we have not recorded any impairment charges.

        We record flight equipment at fair value if we determine the carrying value may not be recoverable. We principally use the income approach to measure the fair value of aircraft. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. These valuations are considered Level 3 valuations, as the valuations contain significant non-observable inputs.

Stock-based compensation

        To compensate and incentivize our employees and directors, we grant stock-based compensation awards. To date, we have granted stock options and restricted stock units. All share-based payment awards granted have been equity classified awards. We account for such awards by estimating the grant date fair value of the award as calculated by the Black-Scholes-Merton ("BSM") option pricing model and amortizing that value on a straight-line basis over the requisite service period less any anticipated forfeitures. The estimation of the fair value of share-based awards requires considerable judgment, particularly since we were a private company until April 2011, with a short history of operations. Key estimates we make in determining the fair value of an award include the fair value of our Common Stock, the expected term of the award and the volatility of our Common Stock. To date, we have principally used transaction prices from sales of our Common Stock to determine the fair value of our Common Stock. As we have a limited history, we have used the simplified averaging approach to estimating the expected term of the award. We have estimated the volatility of our Common Stock by using the average historic volatility of a peer group of companies. For future awards, we will be required to continue to make such subjective judgments, and while we intend to continue to use the approach discussed above to make key estimates, there can be no assurance that changes in such estimates will not have a significant impact to our results of operations in the future.

Income taxes

        We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance for deferred tax assets when the probability of realization of the full value of the asset is less than 50%. Based on the timing of reversal of deferred tax liabilities, future anticipated taxable income based on lease and debt arrangements in place at the balance sheet date and tax planning strategies available to us, our management considers the deferred tax asset recoverable. Should events occur in the future that make the likelihood of recovery of deferred tax assets less than 50%, a deferred tax valuation allowance will be required that could have a significant impact on our results of operations and financial condition.

        We recognize the impact of a tax position, if that position has a probability of greater than 50% that it would be sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that has a probability of more than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As our business develops, we may take tax positions that have a probability of less than 50% of being sustained on audit which will require us to reserve for such positions. If these tax positions are audited by a taxing authority, there can be no assurance that the ultimate resolution of such tax positions will not result in further losses. Such losses could have a significant impact on our results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

        The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2011, we had $2.0 billion in floating-rate debt. As of December 31, 2010, we had $898.9 million in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2011 and December 31, 2010, of approximately $20.0 million and $9.0 million, each on an annualized basis, which would put downward pressure on our operating margins.

Foreign Exchange Rate Risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2011 and December 31, 2010, 3.5% and 3.7%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Contents

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Air Lease Corporation:

        We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2011 and the period from inception to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Lease Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and the period from inception to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California
March 9, 2012

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in thousands, except share data)
Assets
Cash and cash equivalents	$281,805	$328,821
Restricted cash	96,157	48,676
Flight equipment subject to operating leases	4,368,985	1,649,071
Less accumulated depreciation	(131,569)	(19,262)

	4,237,416	1,629,809
Deposits on flight equipment purchases	405,549	183,367
Deferred debt issue costs—less accumulated amortization of $17,500 and $4,754 as of December 31, 2011 and December 31, 2010, respectively	47,609	46,422
Deferred tax asset	—	8,875
Other assets	96,057	30,312

Total assets	$5,164,593	$2,276,282

Liabilities and Shareholders' Equity
Accrued interest and other payables	$54,648	$22,054
Debt financing	2,602,799	911,981
Security deposits and maintenance reserves on flight equipment leases	284,154	109,274
Rentals received in advance	26,017	8,038
Deferred tax liability	20,692	—

Total liabilities	$2,988,310	1,051,347

Shareholders' Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 98,885,131 and 63,563,810 shares at December 31, 2011 and December 31, 2010, respectively	984	636
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,174,089	1,276,321
Retained earnings (accumulated deficit)	1,192	(52,040)

Total shareholders' equity	2,176,283	1,224,935

Total liabilities and shareholders' equity	$5,164,593	$2,276,282

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands, except share data)
Revenues
Rental of flight equipment	$332,719	$57,075
Interest and other	4,022	1,291

Total revenues	336,741	58,366
Expenses
Interest	44,862	11,062
Amortization of discounts and deferred debt issue costs	9,481	4,883
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798

Interest expense	57,692	51,743
Depreciation of flight equipment	112,307	19,262
Selling, general and administrative	44,559	24,232
Stock-based compensation	39,342	24,044

Total expenses	253,900	119,281

Income (loss) before taxes	82,841	(60,915)
Income tax (expense) benefit	(29,609)	8,875

Net income (loss)	$53,232	$(52,040)

Net income (loss) per share of Class A and Class B Common Stock:
Basic	$0.59	$(1.32)
Diluted	$0.59	$(1.32)
Weighted-average shares outstanding:
Basic	89,592,945	39,511,045
Diluted	90,416,346	39,511,045

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Class A Common Stock		Class B Non-Voting Common Stock
	Preferred Stock
							Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(in thousands, except share data)
Balance at inception	—	$—	—	$—	—	$—	$—	$—	$—
Class A Common Stock issuance	—	—	55,750,972	558	—	—	1,026,082	—	1,026,640
Class B Non-Voting Common Stock issuance	—	—	—	—	6,308,844	63	124,852	—	124,915
Class B conversion to Class A	—	—	4,479,505	45	(4,479,505)	(45)	—	—	—
Issuance of warrants	—	—	—	—	—	—	5,578	—	5,578
Conversion of convertible notes	—	—	3,333,333	33	—	—	59,967	—	60,000
Convertible debt discounts	—	—	—	—	—	—	35,798	—	35,798
Stock based compensation	—	—	—	—	—	—	24,044	—	24,044
Net (loss)	—	—	—	—	—	—	—	(52,040)	(52,040)

Balance at December 31, 2010	—	$—	63,563,810	$636	1,829,339	$18	$1,276,321	$(52,040)	$1,224,935

Class A Common Stock issuance	—	—	34,825,470	348	—	—	866,882	—	867,230
Issuance of restricted stock units	—	—	843,975	—	—	—	—	—	—
Tax withholdings on stock based compensation	—	—	(348,124)	—	—	—	(8,456)	—	(8,456)
Stock based compensation	—	—	—	—	—	—	39,342	—	39,342
Net income	—	—	—	—	—	—	—	53,232	53,232

Balance at December 31, 2011	—	$—	98,885,131	$984	1,829,339	$18	$2,174,089	$1,192	$2,176,283

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(dollars in thousands)
Operating Activities
Net income (loss)	$53,232	$(52,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of flight equipment	112,307	19,262
Stock-based compensation	39,342	24,044
Deferred taxes	29,567	(8,875)
Amortization of discounts and deferred debt issue costs	9,481	4,883
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798
Changes in operating assets and liabilities:
Other assets	(17,438)	(8,040)
Accrued interest and other payables	19,347	18,864
Rentals received in advance	17,979	8,038

Net cash provided by operating activities	267,166	41,934

Investing Activities
Acquisition of flight equipment under operating lease	(2,529,901)	(1,649,071)
Payments for deposits on flight equipment purchases	(360,587)	(183,367)
Acquisition of furnishings, equipment and other assets	(86,668)	(19,082)

Net cash used in investing activities	(2,977,156)	(1,851,520)

Financing Activities
Issuance of common stock and warrants	867,230	1,157,133
Tax withholdings on stock based compensation	(8,456)	—
Issuance of convertible notes	193,000	60,000
Net change in unsecured revolving facilities	238,000	120,000
Proceeds from debt financings	1,344,530	796,921
Payments in reduction of debt financings	(84,796)	(4,940)
Restricted cash	(47,481)	(48,676)
Debt issue costs	(13,933)	(51,305)
Security deposits and maintenance reserve receipts	180,862	109,274
Security deposits and maintenance reserve disbursements	(5,982)	—

Net cash provided by financing activities	2,662,974	2,138,407

Net increase (decrease) in cash	(47,016)	328,821
Cash and cash equivalents at beginning of period	328,821	—

Cash and cash equivalents at end of period	$281,805	$328,821

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $10,390 at December 31, 2011 and capitalized interest of $1,769 at December 31, 2010	$51,986	$12,723
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment under operating leases	$190,013	$—
Conversion of convertible notes to Class A Common Stock	$—	$60,000

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of significant accounting policies

Organization

        Air Lease Corporation (the "Company", "ALC", "we", "our" or "us") was incorporated in the State of Delaware and licensed to operate in the State of California. We commenced operations in February 2010 and elected a fiscal year end of December 31. The Company is principally engaged in the leasing of commercial aircraft to airlines throughout the world. We supplement our leasing revenues by providing fleet management and remarketing services to third parties. We typically provide many of the same services that we perform for our fleet, including leasing, releasing, lease management and sales services for which we charge a fee, with the objective of assisting our clients to maximize lease or sale revenues.

Principles of consolidation

        The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are thus the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Rental of flight equipment

        The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company's Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company's Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past-due rentals based on management's assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees with its marketing executives in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company's lease contracts and will recognize revenue for such lessees on a cash basis. As of December 31, 2011 and 2010, the Company had no such allowance, and no leases were on a cash basis.

        All of the Company's lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize overhaul expense in our Consolidated Statement of Operations for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments of supplemental maintenance rent, which is calculated with reference to the utilization of the airframe, engines and other major life-limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the actual major maintenance incurred, up to the maximum of the amount of supplemental maintenance rental payments made by the lessee during the lease term. These payments are made upon the lessee's presentation of invoices evidencing the completion of such qualifying major maintenance. The Company records as rental revenue, the portion of supplemental maintenance rent that is virtually certain will not be reimbursed to the lessee. Supplemental maintenance rental payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of Security deposits and overhaul reserves on flight equipment leases in our Consolidated Balance Sheet.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

        Lessee-specific modifications are expected to be capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statement of Operations.

Initial direct costs

        The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to the Company's lessees. Amounts paid by us to lessees, or other parties, in connection with the lease transactions are capitalized and amortized as a reduction to lease revenue over the lease term.

Cash and cash equivalents

        The Company considers cash and cash equivalents to be cash on hand and highly liquid investments with original maturity dates of 90 days or less.

Restricted cash

        Restricted cash consists of pledged security deposits, maintenance reserves, and rental payments related to secured aircraft financing arrangements.

Flight equipment

        Flight equipment under operating lease is stated at cost less accumulated depreciation. Purchases, major additions and modifications, and interest on deposits during the construction phase are capitalized. The Company generally depreciates passenger aircraft on a straight-line basis over a 25-year life from the date of manufacture to a 15% residual value. Changes in the assumption of useful lives or residual values for aircraft could have a significant impact on the Company's results of operations and financial condition.

        At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss on our Consolidated Statement of Operations.

        Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with the Company's Fair Value Policy, resulting in an

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

impairment charge. Our Fair Value Policy is described below under "Fair Value Measurements". As of December 31, 2011 and 2010, no impairment charges have been incurred to date.

Capitalized interest

        The Company may borrow funds to finance deposits on new flight equipment purchases. The Company capitalizes interest expense on such borrowings. The capitalized amount is calculated using our composite borrowing rate and is recorded as an increase to the cost of the flight equipment on our Consolidated Balance Sheet.

Fair value measurements

        Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of certain assets on a non-recurring basis, principally our flight equipment, when Generally Accepted Accounting Principles ("GAAP") requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable.

        The Company records flight equipment at fair value when we determine the carrying value may not be recoverable. The Company principally uses the income approach to measure the fair value of flight equipment. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. These valuations are considered Level 3 valuations, as the valuations contain significant non-observable inputs.

Income taxes

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance for deferred tax assets when the probability of realization of the full value of the asset is less than 50%. The Company recognizes the impact of a tax position, if that position is more than 50% likely to be sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

        The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

Deferred costs

        The Company incurs debt issue costs in connection with debt financings. Those costs are deferred and amortized over the life of the specific loan using the effective interest method and charged to interest expense. The Company also incurs costs in connection with equity offerings. Such costs are

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

deferred until the equity offering is completed and either netted against the equity raised, or expensed if the equity offering is abandoned.

Stock-based compensation

        Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.

Use of estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

        Certain amounts have been reclassified in the 2010 financial statements to conform to 2011 presentation.

Note 2. Debt financing

        The Company's consolidated debt as of December 31, 2011 and 2010 are summarized below:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Secured
Term financings	$735,285	$223,981
Warehouse facility	1,048,222	554,915

Total secured debt financing	1,783,507	778,896
Unsecured
Term financings	268,209	13,085
Convertible senior notes	200,000	—
Revolving credit facilities	358,000	120,000

Total unsecured debt financing	826,209	133,085
Total secured and unsecured debt financing	2,609,716	911,981
Less: Debt discount	(6,917)	—

Total debt	$2,602,799	$911,981

        At December 31, 2011, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

        The Company's secured obligations as of December 31, 2011 and 2010 are summarized below:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Nonrecourse	$1,076,965	$573,222
Recourse	706,542	205,674

Total	$1,783,507	$778,896
Number of aircraft pledged as collateral	54	29
Net book value of aircraft pledged as collateral	$2,692,652	$1,266,762

Secured term financings

        The Company funds some aircraft purchases through secured term financings. Wholly-owned subsidiaries of the Company will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by the wholly-owned subsidiaries to airlines. The Company may guarantee the obligations of the wholly-owned subsidiaries under the loan agreements. The loans may be secured by a pledge of the shares of the subsidiary, the aircraft, the lease receivables, security deposits, maintenance reserves or a combination thereof.

        During the year ended December 31, 2011, ten of our wholly-owned subsidiaries entered into separate secured term facilities, with recourse to the Company, aggregating $548.8 million and one of our wholly-owned subsidiaries entered into a $14.5 million, non-recourse, secured term facility. In connection with these facilities, the Company pledged $816.6 million in aircraft collateral.

        The outstanding balance on our secured term facilities was $735.3 million and $224.0 million at December 31, 2011 and December 31, 2010, respectively. The outstanding balance under our secured term facilities as of December 31, 2011 was comprised of $184.3 million fixed rate debt and $550.9 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.5% to LIBOR plus 3.6%, respectively. The outstanding balance under our secured term facilities as of December 31, 2010 was comprised entirely of floating rate debt with interest rates ranging from LIBOR plus 2.6% to LIBOR plus 3.0%. In connection with these facilities, the Company pledged $1.1 billion and $336.8 million in aircraft collateral as of December 31, 2011 and 2010, respectively.

Warehouse facility

        On May 26, 2010, ALC Warehouse Borrower, LLC, one of our wholly-owned subsidiaries, entered into the Warehouse Facility, which is a non-recourse, revolving credit facility to finance the acquisition of aircraft. On April 1, 2011, the Company executed an amendment to the Warehouse Facility that took effect on April 21, 2011. This facility, as amended, provides us with financing of up to $1.25 billion, modified from the original facility size of $1.5 billion. We are able to draw on this facility, as amended, during an availability period that ends in June 2013. Prior to the amendment of the Warehouse Facility, the Warehouse Facility accrued interest during the availability period based on LIBOR plus 3.25% on drawn balances and at a fixed rate of 1.00% on undrawn balances. Following the amendment, the Warehouse Facility accrues interest during the availability period based on LIBOR plus 2.50% on drawn balances and at a fixed rate of 0.75% on undrawn balances. Pursuant to the amendment, the advance level under the facility was increased from 65% of the appraised value of the aircraft pledged and 50% of the cash pledged to the Warehouse Facility to 70% of the appraised value of the aircraft

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

pledged and 50% of the cash pledged to the Warehouse Facility. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%. As a result of amending the Warehouse Facility, we recorded an extinguishment of debt charge of $3.3 million from the write-off of deferred debt issue costs when the amendment became effective on April 21, 2011.

        During 2011, the Company drew a net $493.3 million under the Warehouse Facility and incrementally pledged $660.7 million in aircraft collateral. As of December 31, 2011, the Company had borrowed $1.0 billion under the Warehouse Facility compared to $554.9 million as of December 31, 2010. As of December 31, 2011, the Company had pledged 38 aircraft as collateral with a net book value of $1.6 billion. As of December 31, 2010, the Company had pledged 23 aircraft as collateral with a net book value of $930.0 million. The Company had pledged cash collateral and lessee deposits of $86.9 million and $48.3 million at December 31, 2011 and December 31, 2010, respectively. We intend to continue to utilize the Warehouse Facility to finance aircraft acquisitions through 2012, as this facility provides us with ample liquidity to make opportunistic acquisitions of aircraft on short notice.

Unsecured term financings

        The Company funds some aircraft purchases through unsecured term financings.

        In June 2011, the Company issued $120.0 million in senior unsecured notes in a private placement to institutional investors. The notes have a five-year term and a coupon of 5.0%.

        During the year ended December 31, 2011, the Company entered into 13 additional unsecured term facilities aggregating $121.6 million with terms ranging from one to five years with fixed interest rates ranging from 3.0% to 4.3% and a three-year $20.0 million unsecured term facility at a floating rate of LIBOR plus 3.95%. We ended 2011 with a total of 16 unsecured term facilities all of which bear interest at a rate of LIBOR plus 2.0%. The total amount outstanding under our unsecured term facilities was $148.2 million and $13.1 million as of December 31, 2011 and December 31, 2010, respectively.

        In April 2010, the Company borrowed $2.0 million under a promissory note agreement with an entity controlled by the Company's Chairman and CEO. Interest due under the promissory note was based on LIBOR plus 3.50%, compounded annually. This note matured on June 4, 2010, upon the successful offering of the Company's common stock pursuant to Rule 144A, Regulation S, and Regulation D of the Securities Act of 1933, as amended.

        In February 2010, the Company borrowed $250,000 under a promissory note agreement with an entity controlled by the Company's Chairman and CEO. Interest due under the promissory note was at an annual rate of 3.00%, compounded quarterly. This note matured on June 4, 2010, upon the successful offering of the Company's common stock pursuant to Rule 144A, Regulation S, and Regulation D of the Securities Act of 1933, as amended.

Convertible senior notes

        During the year ended December 31, 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 (the "Convertible Notes") in an offering exempt from registration under the Securities Act. The Convertible Notes were sold to Qualified

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

Institutional Buyers in reliance upon Rule 144A under the Securities Act. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012. The Convertible Notes are convertible at the option of the holder into shares of our Class A Common Stock at a price of $30.23 per share.

        On May 7, 2010, two investors (the "Early Investors") agreed to lend the Company $50.0 million, and certain members of the Company's management (and their respective families or affiliates) and Board of Directors agreed to lend the Company $10.0 million, pursuant to convertible promissory note agreements. Interest accrued under the notes at an annual rate of 6.00% and was payable quarterly in cash. The notes were automatically converted on June 4, 2010, in satisfaction of the lenders' obligations to purchase shares of the Company's common stock at a price equal to $18.00 per share, in connection with the successful offering of the Company's common stock pursuant to Rule 144A, Regulation S, and Regulation D of the Securities Act of 1933, as amended.

        On May 7, 2010, the Early Investors contingently committed to purchase $250.0 million of the Company's common stock at the lesser of (i) $18.00 per share and (ii) 90% of the offering price per share upon the completion of the Company's common stock offering pursuant to Rule 144A, Regulation S, and Regulation D of the Securities Act of 1933, as amended, prior to December 31, 2010, including $50.0 million of the Company's common stock that would be acquired upon conversion of the convertible promissory notes. On June 4, 2010, the Early Investors purchased $250.0 million of the Company's common stock at a price equal to $18.00 per share upon the completion of the Company's common stock offering, including $50.0 million of the Company's common stock that was acquired upon conversion of the convertible promissory notes.

        The Early Investors simultaneously entered into a convertible note agreement and a contingent stock purchase agreement. The Company allocated the proceeds received between the convertible note and the stock purchase agreement based on their relative fair value at issuance. An independent appraiser determined that the relative aggregate fair value of the convertible notes and stock purchase agreement was $35.4 million and $14.6 million, respectively. Consequently the Company recorded a $14.6 million discount at the issuance of the convertible notes, with an offsetting increase to Paid-in capital on the Company's Consolidated Balance Sheet. The Company fully amortized this debt discount into Interest expense on the Consolidated Statement of Operations upon the conversion of the notes.

        The Company evaluated the conversion option within the convertible notes to determine whether the conversion price was beneficial to the note holders. For the convertible notes issued to the Early Investors, management measured the intrinsic value in the conversion option based on the proceeds allocated to the convertible debt after proceeds were allocated to the contingent stock purchase agreement. As a result, the Company determined that the beneficial conversion features within the convertible notes was $21.2 million. The Company recorded the beneficial conversion feature as a discount at the issuance of the convertible notes, with an offsetting increase to Paid-in capital on the Company's Consolidated Balance Sheet. The Company fully amortized this debt discount into Interest expense on the Consolidated Statement of Operations upon the conversion of the notes.

Unsecured revolving credit facilities

        The Company funds some aircraft purchases through revolving unsecured credit facilities.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

        The Company ended 2011 with a total of 13 revolving unsecured credit facilities aggregating $358.0 million, each with a borrowing rate of LIBOR plus 2.00%. The total amount outstanding under our revolving credit facilities was $358.0 million and $120.0 million as of December 31, 2011 and December 31, 2010, respectively.

Maturities

        Maturities of debt outstanding as of December 31, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2012	$196,374
2013	480,852
2014	457,816
2015	330,520
2016	671,009
Thereafter	473,145

Total(1)(2)	$2,609,716

(1)
As of December 31, 2011, the Company had $1.0 billion of debt outstanding under the Warehouse Facility which will come due beginning in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company's option to an amortizing, four-year term loan and has been presented as such in the maturity schedule, above.

(2)
As of December 31, 2011, the Company had $358.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule, above.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Interest expense

        The following table shows the components of interest for the year ended December 31, 2011 and the period from inception to December 31, 2010:

	Year ended December 31, 2011	For the period from inception to December 31, 2010
	(dollars in thousands)
Interest on borrowings	$55,252	$12,831
Less capitalized interest	(10,390)	(1,769)

Interest	44,862	11,062
Amortization of discounts and deferred debt issue costs	9,481	4,883
Extinguishment of debt	3,349	—
Amortization of convertible debt discounts	—	35,798

Interest expense	$57,692	$51,743

Note 4. Shareholders' equity

        In 2010, the Company authorized 500,000,000 shares of Class A Common Stock, $0.01 par value per share, of which 98,885,131 and 63,563,810 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had authorized 10,000,000 shares of Class B Non-Voting Common Stock, $0.01 par value per share, of which 1,829,339 shares were issued and outstanding. The rights and obligations of the holders of Class A and Class B Non-Voting Common Stock are identical, except with respect to voting rights and conversion rights. The holders of Class A Common Stock possess all voting power, and are not convertible into Class B Non-Voting Common Stock.

        Each share of Class B Non-Voting Common Stock is convertible into one share of Class A Common Stock at the option of the holder, and is automatically converted at the time it is transferred to a third party unaffiliated with such initial holder, subject to the transfer restrictions.

        As of December 31, 2011 and 2010 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

        On June 4, 2010, the Company issued 482,625 warrants to two institutional investors (the "Committed Investors"). The warrants have a seven-year term and an exercise price of $20 per share. The Company uses the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk-free interest rate and expected dividends. The warrants have a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid-in capital on the Consolidated Balance Sheet.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Shareholders' equity (Continued)

        On April 25, 2011, we completed an initial public offering of our Class A Common Stock and listing of our Class A Common Stock on the New York Stock Exchange under the symbol "AL." The offering was upsized by 20% and the underwriters exercised their over-allotment option in full, resulting in the sale of an aggregate of 34,825,470 shares of Class A Common Stock. We received gross proceeds of approximately $922.9 million.

Note 5. Rental Income

        At December 31, 2011 minimum future rentals on non-cancelable operating leases of flight equipment, which have been delivered as of December 31, 2011, are as follows:

(dollars in thousands)
Years ending December 31,
2012	$481,636
2013	453,889
2014	415,206
2015	374,257
2016	323,270
Thereafter	267,123

Total	$2,315,381

        The Company earned $ 11.0 million and $3.6 in contingent rentals based on our lessees' usage of the aircraft for the year ended December 31, 2011 and the period from inception to December 31, 2010, respectively.

        The following table shows the scheduled lease terminations (for the minimum noncancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio as of December 31, 2011:

Aircraft type	2012	2013	2014	2015	2016	Thereafter	Total
Airbus A319-100		3		1	1	2	7
Airbus A320-200	2	3		2	2	12	21
Airbus A321-200					2	1	3
Airbus A330-200	1				1	9	11
Boeing B737-700		1	2		2	3	8
Boeing B737-800	1	3	7	9	3	7	30
Boeing B767-300ER		2	1				3
Boeing B777-200ER					1		1
Boeing B777-300ER						4	4
Embraer E175-200						2	2
Embraer E190-100						10	10
ATR 72-600						2	2

Total	4	12	10	12	12	52	102

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk

Geographical and credit risks

        As of December 31, 2011, all of the Company's revenues were generated by leasing flight equipment to foreign and domestic airlines, and currently the Company leases aircraft to 55 lessees in 33 countries compared to 25 lessees in 15 countries as of December 31, 2010.

        Over 90% of our aircraft are operated internationally based on net book value. The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
Region	Net book value	% of total	Net book value	% of total
	(dollars in thousands)
Europe	$1,782,949	42.1%	$688,607	42.3%
Asia/Pacific	1,355,432	32.0	425,670	26.1
Central America, South America and Mexico	515,145	12.2	163,622	10.0
U.S. and Canada	386,101	9.1	254,201	15.6
The Middle East and Africa	197,789	4.6	97,709	6.0

Total	$4,237,416	100.0%	$1,629,809	100.0%

        At December 31, 2011 and 2010, we leased aircraft to customers in the following regions:

	December 31, 2011		December 31, 2010
Region	Number of customers(1)	% of total	Number of customers(1)	% of total
Asia/Pacific	22	40.0%	8	32.0%
Europe	13	23.6	6	24.0
Central America, South America and Mexico	8	14.6	4	16.0
U.S. and Canada	7	12.7	4	16.0
The Middle East and Africa	5	9.1	3	12.0

Total	55	100.0%	25	100.0%

(1)
A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk (Continued)

        The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline's principal place of business:

	Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Region	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Europe	$151,566	45.6%	$31,157	54.6%
Asia/Pacific	93,237	28.0	11,933	20.9
Central America, South America and Mexico	30,714	9.2	4,953	8.7
U.S. and Canada	39,350	11.8	6,309	11.0
The Middle East and Africa	17,852	5.4	2,723	4.8

Total	$332,719	100.0%	$57,075	100.0%

        As our aircraft portfolio grows, we anticipate that a growing percentage of our aircraft will be located in the Asia/Pacific, the Central America, South America and Mexico, and the Middle East and Africa regions.

        The following table sets forth the revenue attributable to individual countries representing at least 10% of our rental of flight equipment revenue for the year ended December 31, 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Country	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
France	$62,240	18.7%	$8,598	15.1%
China	$39,603	11.9%	$6,091	10.7%
Germany	$29,642	8.9%	$15,153	26.5%

        The following table sets forth the revenue attributable to individual airlines representing at least 10% of our rental of flight equipment revenue for the year ended December 31, 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Customer(1)	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Air France	$45,444	13.7%	$8,598	15.1%
Air Berlin	$29,642	8.9%	$15,153	26.5%

(1)
A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk (Continued)

Currency risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

        The provision for income taxes consists of the following:

	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(dollars in thousands)
Current:
Federal	$—	$—
State	—	—
Foreign	49	—
Deferred:
Federal	29,102	(8,547)
State	458	(328)
Foreign	—	—

Income tax (expense) benefit	$29,609	$(8,875)

        Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31, 2011		For the Period from Inception to December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income taxes at statutory federal rate	$28,997	35.0%	$(21,320)	(35.0)%
State income taxes, net of federal income tax effect	298	0.3	(213)	(0.4)
Nondeductible interest—convertible note	—	—	12,529	20.6
Other	314	0.4	129	0.2

	$29,609	35.7%	$(8,875)	(14.6)%

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

        The Company's net deferred tax assets (liabilities) are as follows:

	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(dollars in thousands)
Assets (Liabilities)
Equity compensation	$16,057	$8,616
Net operating losses	12,000	5,726
Rents received in advance	9,163	2,920
Accrued bonus	3,043	2,575
Other	3,730	489
Aircraft depreciation	(64,685)	(11,451)

Total (liabilities) assets	$(20,692)	$8,875

        At December 31, 2011 and 2010, the Company has net operating loss carry-forwards (NOLs) for federal and state income tax purposes of $37.8 million and $17.8 million, respectively, which are available to offset future taxable income in future periods and begin to expire in 2030. The Company recognizes tax benefits associated with stock-based compensation directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2011 and 2010, the Company has windfall tax benefits of $3.7 million and zero, respectively, included in its U.S. net operating loss carryforward, but not reflected in deferred tax assets. The Company uses a with-and-without approach to determine if the excess tax deductions associated compensation costs have reduced income taxes payable.

        The Company has not recorded a deferred tax valuation allowance as of December 31, 2010 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible or before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2011 and 2010 the Company has not recorded any liability for unrecognized tax benefits.

        The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2010 tax year and forward.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies

Aircraft Acquisition

        As of December 31, 2011, we had contracted to buy 217 new aircraft for delivery through 2020 as follows:

Aircraft Type	2012	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	10	13	12	7			42
Airbus A320/321 NEO(1)(2)					3	47	50
Airbus A330-200/300	6	3					9
Boeing 737-800	4	12	12	14	17	20	79
Boeing 777-300ER			2	3			5
Boeing 787-9(1)						4	4
Embraer E175/190	17	1					18
ATR 72-600	8	2					10

Total	45	31	26	24	20	71	217

(1)
As of December 31, 2011, the Airbus A320/321 NEO aircraft were subject to non-binding memoranda of understanding for the purchase of these aircraft.

(2)
We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft.

        Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $11.0 billion at December 31, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2012	$1,926,515
2013	1,525,660
2014	1,417,023
2015	1,381,288
2016	950,515
Thereafter	3,924,310

Total	$11,125,311

        We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $405.5 million and $183.4 million as of December 31, 2011 and December 31, 2010, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Office Lease

        The Company's lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

selling, general and administrative expenses against rent expense. The Company recorded office lease expense of $2.1 million and $0.5 million for the year ended December 31, 2011 and the period from inception to December 31, 2010, respectively.

        Commitments for minimum rentals under the non-cancelable lease term at December 31, 2011 are as follows:

(dollars in thousands)
Years ending December 31,
2012	$1,441
2013	2,325
2014	2,395
2015	2,467
2016	2,541
Thereafter	20,700

Total	$31,869

Note 9. Net Earnings Per Share

        Basic net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company's two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.

        Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the year ended December 31, 2011, the Company excluded 3,375,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the period from inception to December 31, 2010, the Company excluded 206,749 shares related to these potentially dilutive securities from the computation of diluted earnings per share because they were anti-dilutive. In addition, the Company excluded 2,613,539 and 3,225,907 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2011 and 2010, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Net Earnings Per Share (Continued)

        The following table sets forth the reconciliation of basic and diluted net income (loss) per share:

	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands, except share data)
Basic net income per share:
Numerator
Net income (loss)	$53,232	$(52,040)
Denominator
Weighted-average common shares outstanding	89,592,945	39,511,045
Basic net income per share	$0.59	$(1.32)
Diluted net income per share:
Numerator
Net income (loss)	$53,232	$(52,040)
Interest on convertible senior notes	560	—

Net income (loss) plus assumed conversions	$53,792	$(52,040)
Denominator
Number of shares used in basic computation	89,592,945	39,511,045
Weighted-average effect of dilutive securities	823,401	—

Number of shares used in per share computation	90,416,346	39,511,045
Diluted net income per share	$0.59	$(1.32)

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

        The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of December 31, 2011 or 2010.

Fair Value of Financial Instruments

        The carrying value reported on the balance sheet for cash and cash equivalents, restricted cash and other payables approximates their fair value.

        The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of debt financing as of December 31, 2011 was $2,591.0 million compared to a book value of $2,602.8 million. The estimated fair value of debt financing as of December 31, 2010 was $931.2 million compared to a book value of $912.0 million.

Note 11. Stock-based Compensation

        In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan ("Plan"), the number of stock options ("Stock Options") and restricted stock units ("RSUs") authorized under the Plan is approximately 8,193,088 as of December 31, 2011. Options are generally

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

granted for a term of 10 years. As of December 31, 2011, the Company granted 3,375,908 Stock Options and 3,457,964 RSUs.

        The Company recorded $39.3 million and $24.0 million of stock-based compensation expense for the year ended December 31, 2011 and the period from inception to December 31, 2010, respectively.

Stock Options

        The Company uses the BSM option pricing model to determine the fair value of stock options. The fair value of stock-based payment awards on the date of grant is determined by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, a risk-free interest rate and expected dividends.

        Estimated volatility of the Company's common stock for new grants is determined by using historical volatility of the Company's peer group. Due to our limited operating history, there is no historical exercise data to provide a reasonable basis which the Company can use to estimate expected terms. Accordingly, the Company uses the "simplified method" as permitted under Staff Accounting Bulletin No. 110. The risk-free interest rate used in the option valuation model is derived from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an assumed dividend yield of zero in the option valuation model. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. During the year ended December 31, 2011, the Company granted 150,000 Stock Options. The average assumptions used to value stock-based payments are as follows:

	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
Dividend yield	None	None
Expected term	5.9 years	6.0 years
Risk-free interest rate	2.4%	2.3%
Volatility	50.2%	52.7%

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

        A summary of stock option activity in accordance with the Company's stock option plan as of December 31, 2011 and 2010, and changes for the year and the period from inception then ended follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)(1)
Balance at December 31, 2010	3,225,908	$20.00	9.5	$—
Granted	150,000	$28.80	9.3	$—
Exercised	—
Forfeited/canceled	—

Balance at December 31, 2011	3,375,908	$20.39	8.5	$11,968
Vested and exercisable as of December 31, 2011	1,125,292	$20.00	8.5	$4,175
Vested and exercisable as of December 31, 2011 and expected to vest thereafter(2)	3,365,818	$20.39	8.5	$11,931

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $23.71 of our Class A Common Stock on December 31, 2011.

(2)
Options expected to vest reflect an estimated forfeiture rate.

        Stock-based compensation expense related to employee stock options for the year ended December 31, 2011 and the period from inception to December 31, 2010, totaled $12.0 million and $6.1 million, respectively.

        The following table summarizes additional information regarding outstanding and exercisable and vested at December 31, 2011:

	Options outstanding		Options exercisable and vested
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Number of shares	Weighted- average remaining life (in years)
$20.00	3,225,908	8.5	1,125,292	8.5
$28.80	150,000	9.3	—	—

$20.00 - $28.80	3,375,908	8.5	1,125,292	8.5

        As of December 31, 2011, there was $17.2 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

Restricted Stock Unit Plan

        The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2011:

	Unvested Restricted Stock Units
	Number of shares	Weighted- Average grant-date fair value
Unvested at December 31, 2010	3,225,907	$20.00
Granted	232,057	$28.80
Vested	(843,975)	$20.00
Forfeited/canceled	(450)	$20.00

Unvested at December 31, 2011	2,613,539	$20.78

Expected to vest after December 31, 2011(1)	2,602,154	$20.78

(1)
RSUs expected to vest reflect an estimated forfeiture rate.

        At December 31, 2011, the outstanding RSUs are expected to vest as follows: 2012—895,327; 2013—874,380; 2014—843,832. The Company recorded $27.4 million and $17.9 million of stock-based compensation expense related to RSUs for the year ended December 31, 2011 and the period from inception to December 31, 2010, respectively.

        As of December 31, 2011, there was $42.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 1.03 years.

Note 12. Related party transactions

        In March 2011, we entered into a Servicing Agreement with Commonwealth Bank of Australia and one of its subsidiaries. Commonwealth Bank beneficially owns more than 5% of our Class A Common Stock, and one of our directors, Ian M. Saines, is Group Executive of the Institutional Banking and Markets division of Commonwealth Bank. Pursuant to the Servicing Agreement, we agreed to arrange the acquisition of an Airbus A320 aircraft on behalf of the subsidiary, to manage the lease of the aircraft to a third party and subsequent lessees, and if requested by the subsidiary, to remarket the aircraft for subsequent leases or for sale. In connection with this transaction, Commonwealth Bank paid us fees for acquiring the aircraft and for collecting the first rent payment under the lease, and will pay us a percentage of the contracted rent and the rent actually paid by the lessee each month. We may earn up to an aggregate of approximately $650,000 in fees under the Servicing Agreement in connection with the acquisition of the aircraft and management of the current lease.

        In March 2011, Commonwealth Bank of Australia provided the Company with a three-year unsecured revolving loan of $25.0 million at a rate of LIBOR plus 2.0%.

        In March 2011, Commonwealth Bank of Australia provided the Company with a five-year unsecured term loan of $12.0 million at a rate of 4.1%.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Related party transactions (Continued)

        In October 2011, Commonwealth Bank of Australia provided the Company with a five-year unsecured term loan of $13.0 million at a rate of 3.5%.

        In December 2011, the Company, through a limited liability company of which it is the sole member, entered into a purchase agreement to acquire a corporate aircraft in 2012. The right to purchase the corporate aircraft was formerly held by an unrelated entity controlled by Mr. Udvar-Házy, our Chairman and CEO. The parties conducted this transaction on an arm's-length basis. The Company believes, based on independent expert advice, that at the time the Company entered into the purchase agreement, the purchase price of the aircraft was significantly below the then-current fair market value for such aircraft. No financial payment was made, and no financial benefit was received, by Mr. Udvar-Házy.

Note 13. Quarterly financial data (unaudited)

        The following table presents our unaudited quarterly results of operations for the period from inception to December 31, 2011.

	Quarter Ended
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
	(in thousands, except share data)
Revenues	$—	$1,709	$19,752	$36,905	$55,215	$74,344	$92,125	$115,057
Income (loss) before taxes	(477)	(45,143)	(11,237)	(4,058)	4,924	10,888	28,341	38,688
Net income (loss)	(477)	(41,141)	(7,747)	(2,675)	3,176	7,023	18,271	24,762
Net income (loss) per share:
Basic	$(1.06)	$(2.37)	$(0.12)	$(0.04)	$0.05	$0.08	$0.18	$0.25
Diluted	$(1.06)	$(2.37)	$(0.12)	$(0.04)	$0.05	$0.08	$0.18	$0.24

        The sum of quarterly earnings (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 14. Subsequent events

        In the first quarter of 2012 the Company entered into eight unsecured debt facilities totaling $522.0 million, which included: $155.0 million in senior unsecured notes issued in a private placement to institutional investors; $200.0 million in short-term unsecured bridge financing from two members of our banking group in connection with the closing of four ECA supported aircraft deliveries; $105.0 million in unsecured term financing and $62.0 million of seller financing. We will continue to place an emphasis on raising additional unsecured financing through the balance of 2012.

        As of the date of this filing we have obtained credit approvals from the ECAs and arranged a bank group to provide export guaranteed financing for eight of our Airbus deliveries in 2012 aggregating to approximately $340.0 million in sovereign guarantees.

        Additionally, during the first quarter of 2012, a wholly-owned subsidiary of the Company entered into a secured term facility to finance the acquisition of aircraft. This facility provided the Company $192.8 million, which we will use to refinance eight aircraft previously financed through the Warehouse Facility creating additional availability under our Warehouse Facility.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

        We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2011.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Effective March 8, 2012, the Company amended and restated its bylaws to provide that a director resignation shall take effect upon receipt of notice of such resignation by the Board of Directors, the Chairman of the Board of Directors or the Secretary. The foregoing summary description is qualified in its entirety by reference to the Second Amended and Restated Bylaws of Air Lease Corporation, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Except as set forth below or as contained in Part I above, under "Executive Officers of the Company", the other information required by this item is incorporated by reference to the "Corporate Governance" and the "Proposal 1: Election of Directors" sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 29, 2012.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics is available on our website at www.airleasecorp.com under the Investors tab.

        Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website at www.airleasecorp.com under the Investors tab any amendment to our Code of Business Conduct and Ethics.

Corporate Governance Guidelines

        We have adopted Corporate Governance Guidelines that are available on our website at http://www.airleasecorp.com under the Investors tab.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the "Corporate Governance" and the "Executive Compensation" sections of the 2012 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the "Ownership of Air Lease Corporation Securities" section of the 2012 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided in Item 5 of Part II above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the "Corporate Governance," "Other Matters" and "Proposal 1: Election of Directors" sections of our 2012 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the "Independent Auditor Fees and Services" section of our 2012 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.     Consolidated Financial Statements

        The following documents are filed as part of this Annual Report on Form 10-K:

2.     Financial Statement Schedules

        Financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included in the consolidated financial statements or the notes thereto.

3.     Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Air Lease Corporation
3.2	Second Amended and Restated Bylaws of Air Lease Corporation
4.1*	Form of Specimen Class A Common Stock Certificate
4.2*	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent
10.1*	Warehouse Loan Agreement, dated as of May 26, 2010, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent
10.2*	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent
10.3*§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan
10.4*§	Form of Restricted Stock Unit Award Agreement
10.5*§	Form of Option Award Agreement
10.6#	Warrant No. 3 to purchase 214,500 shares of Common Stock, dated August 25, 2010 (in replacement of Warrant No. 1 to purchase 214,500 shares of Common Stock, dated June 4, 2010)
10.7*	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010
10.8*§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.9*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.10*§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger
10.11*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger
10.12*§	Form of Indemnification Agreement with directors and officers
10.13*†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.14*†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.15*†	Purchase Agreement Number PA-03524, dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company
10.16*†	Purchase Agreement, dated October 5, 2010, by and between Air Lease Corporation and Embraer—Empresa Brasileira de Aeronáutica S.A.
10.17*§	Amended and Restated Deferred Bonus Plan
10.18*§	Form of Grant Notice for Non-Employee Director Restricted Stock Units
10.19*†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.

Exhibit Number	Description
10.20*†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.21*†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.22*†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.23*†	Amendment N° 3 to the A330-200 Purchase Agreement, dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.24*†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.25*†	Amendment No. 1 to the Purchase Agreement COM0188-10, dated January 4, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.26*†	Amendment No. 2 to the Purchase Agreement COM0188-10, dated February 11, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.27*†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto
10.28*†	Amendment No. 4 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.29*†	Amendment No. 5 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.30*†	Amendment No. 3 to the Purchase Agreement COM0188-10, dated February 28, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.31*	First Amendment to Warehouse Loan Agreement, dated as of April 1, 2011, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent
10.32*#†	Supplemental Agreement No. 1 to Purchase Agreement Number PA-03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company
10.33*#†	Purchase Agreement PA-03658, dated August 5, 2011, by and between Air Lease Corporation and The Boeing Company
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1‡	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of Air Lease Corporation
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

*
Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-171734), as amended, for our initial public offering.

#
Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-173817), as amended.

‡
Incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2011.

†
The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2012.

Air Lease Corporation
By:	/s/ GREGORY B. WILLIS Gregory B. Willis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN F. UDVAR-HÁZY Steven F. Udvar-Házy	Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2012
/s/ JOHN L. PLUEGER John L. Plueger	President, Chief Operating Officer and Director	March 9, 2012
/s/ JOHN G. DANHAKL John G. Danhakl	Director	March 9, 2012
/s/ MATTHEW J. HART Matthew J. Hart	Director	March 9, 2012
/s/ ROBERT A. MILTON Robert A. Milton	Director	March 9, 2012

Signature	Title	Date

/s/ ANTONY P. RESSLER Antony P. Ressler	Director	March 9, 2012
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	March 9, 2012
/s/ IAN M. SAINES Ian M. Saines	Director	March 9, 2012
/s/ DR. RONALD D. SUGAR Dr. Ronald D. Sugar	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Air Lease Corporation
3.2	Second Amended and Restated Bylaws of Air Lease Corporation
4.1*	Form of Specimen Class A Common Stock Certificate
4.2*	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent
10.1*	Warehouse Loan Agreement, dated as of May 26, 2010, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent
10.2*	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent
10.3*§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan
10.4*§	Form of Restricted Stock Unit Award Agreement
10.5*§	Form of Option Award Agreement
10.6#	Warrant No. 3 to purchase 214,500 shares of Common Stock, dated August 25, 2010 (in replacement of Warrant No. 1 to purchase 214,500 shares of Common Stock, dated June 4, 2010)
10.7*	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010
10.8*§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.9*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.10*§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger
10.11*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger
10.12*§	Form of Indemnification Agreement with directors and officers
10.13*†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.14*†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.15*†	Purchase Agreement Number PA-03524, dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company
10.16*†	Purchase Agreement, dated October 5, 2010, by and between Air Lease Corporation and Embraer—Empresa Brasileira de Aeronáutica S.A.
10.17*§	Amended and Restated Deferred Bonus Plan
10.18*§	Form of Grant Notice for Non-Employee Director Restricted Stock Units
10.19*†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.

Exhibit Number	Description
10.20*†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.21*†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.22*†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.23*†	Amendment N° 3 to the A330-200 Purchase Agreement, dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.24*†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.25*†	Amendment No. 1 to the Purchase Agreement COM0188-10, dated January 4, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.26*†	Amendment No. 2 to the Purchase Agreement COM0188-10, dated February 11, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.27*†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto
10.28*†	Amendment No. 4 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.29*†	Amendment No. 5 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.30*†	Amendment No. 3 to the Purchase Agreement COM0188-10, dated February 28, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.31*	First Amendment to Warehouse Loan Agreement, dated as of April 1, 2011, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent
10.32*#†	Supplemental Agreement No. 1 to Purchase Agreement Number PA-03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company
10.33*#†	Purchase Agreement PA-03658, dated August 5, 2011, by and between Air Lease Corporation and The Boeing Company
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1‡	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of Air Lease Corporation
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

*
Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-171734), as amended, for our initial public offering.

#
Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-173817), as amended.

‡
Íncorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K, filed with the SEC on November 22, 2011.

†
The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§
Management contract or compensatory plan or arrangement.