Form 10-Q
period 2012-03-31
AIR LEASE CORP
filed 2012-05-14
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At May 14, 2012, there were 98,925,089 shares of Air Lease Corporation’s Class A Common Stock outstanding and 1,829,339 shares of Air Lease Corporation’s Class B Non-Voting Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2012

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this quarter report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements,” including any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance that are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in such statements, including as a result of the following factors, among others:

•                                          our status as a recently organized corporation with a limited operating history;

•                                          our inability to make acquisitions of, or lease, aircraft on favorable terms;

•                                          our inability to obtain additional financing on favorable terms, if required, to complete the acquisition of sufficient aircraft as currently contemplated or to fund the operations and growth of our business;

•                                          our inability to obtain refinancing prior to the time our debt matures;

•                                          impaired financial condition and liquidity of our lessees;

•                                          deterioration of economic conditions in the commercial aviation industry generally;

•                                          increased maintenance, operating or other expenses or changes in the timing thereof;

•                                          changes in the regulatory environment;

•                                          our inability to effectively deploy the net proceeds from our capital raising activities; and

•                                          potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•                                          the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$803,266	$281,805
Restricted cash	112,377	96,157
Flight equipment subject to operating leases	4,933,285	4,368,985
Less accumulated depreciation	(175,905)	(131,569)
	4,757,380	4,237,416
Deposits on flight equipment purchases	440,995	405,549
Deferred debt issue costs—less accumulated amortization of $20,050 and $17,500 as of March 31, 2012 and December 31, 2011, respectively	68,350	47,609
Other assets	104,260	96,057
Total assets	$6,286,628	$5,164,593
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$52,139	$54,648
Debt financing	3,657,632	2,602,799
Security deposits and maintenance reserves on flight equipment leases	299,417	284,154
Rentals received in advance	30,642	26,017
Deferred tax liability	35,371	20,692
Total liabilities	$4,075,201	$2,988,310
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 98,888,393 and 98,885,131 shares at March 31, 2012 and December 31, 2011, respectively	984	984
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,182,306	2,174,089
Retained earnings	28,119	1,192
Total shareholders’ equity	2,211,427	2,176,283
Total liabilities and shareholders’ equity	$6,286,628	$5,164,593

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues
Rental of flight equipment	$131,737	$54,612
Interest and other	816	603
Total revenues	132,553	55,215

Expenses
Interest	21,914	9,060
Amortization of discounts and deferred debt issue costs	2,867	2,328
Interest expense	24,781	11,388
Depreciation of flight equipment	44,336	18,130
Selling, general and administrative	13,609	9,865
Stock-based compensation	8,217	10,908
Total expenses	90,943	50,291
Income before taxes	41,610	4,924
Income tax expense	(14,683)	(1,748)
Net income	$26,927	$3,176

Net income per share of Class A and Class B Common Stock:
Basic	$0.27	$0.05
Diluted	$0.26	$0.05
Weighted-average shares outstanding:
Basic	100,717,302	65,393,149
Diluted	107,426,789	65,511,529

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2011	—	$—	98,885,131	$984	1,829,339	$18	$2,174,089	$1,192	$2,176,283
Issuance of restricted stock units	—	—	3,262	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	8,217	—	8,217
Net income	—	—	—	—	—	—	—	26,927	26,927
Balance at March 31, 2012	—	$—	98,888,393	$984	1,829,339	$18	$2,182,306	$28,119	$2,211,427

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Operating Activities
Net income	$26,927	$3,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	44,336	18,130
Stock-based compensation	8,217	10,908
Deferred taxes	14,679	1,748
Amortization of discounts and deferred debt issue costs	2,867	2,328
Changes in operating assets and liabilities:
Other assets	(7,658)	(2,044)
Accrued interest and other payables	7,529	969
Rentals received in advance	4,625	3,517
Net cash provided by operating activities	101,522	38,732
Investing Activities
Acquisition of flight equipment under operating lease	(458,710)	(502,550)
Payments for deposits on flight equipment purchases	(104,006)	(99,737)
Acquisition of furnishings, equipment and other assets	(35,113)	(9,773)
Net cash used in investing activities	(597,829)	(612,060)
Financing Activities
Net change in unsecured revolving facilities	(245,500)	148,500
Proceeds from debt financings	1,465,949	341,914
Payments in reduction of debt financings	(178,433)	(27,575)
Restricted cash	(16,220)	(13,388)
Debt issue costs	(23,291)	(5,539)
Security deposits and maintenance reserve receipts	26,703	31,875
Security deposits and maintenance reserve disbursements	(11,440)	(967)
Net cash provided by financing activities	1,017,768	474,820
Net increase (decrease) in cash	521,461	(98,508)
Cash and cash equivalents at beginning of period	281,805	328,821
Cash and cash equivalents at end of period	$803,266	$230,313
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $3,949 at March 31, 2012 and capitalized interest of $1,845 at March 31, 2011	$17,408	$10,363
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment under operating leases	$105,590	$27,510

See accompanying notes.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                  Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is incorporated in the State of Delaware and licensed to operate in the State of California. We commenced operations in February 2010 and elected a fiscal year end of December 31. The Company is principally engaged in the leasing of commercial aircraft to airlines throughout the world. We supplement our leasing revenues by providing fleet management and remarketing services to third parties. We typically provide many of the same services that we perform for our fleet, including leasing, releasing, lease management and sales services for which we charge a fee, with the objective of assisting our clients to maximize lease or sale revenues.

Note 2.                                  Basis of Preparation

The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the accounts of any Variable Interest Entity in which we have a controlling financial interest and for which we are determined to be the primary beneficiary. All material intercompany balances are eliminated in consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements include all adjustments, including normally recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2012, and for all periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012.

Note 3.          Debt Financing

The Company’s consolidated debt as of March 31, 2012 and December 31, 2011 are summarized below (in thousands):

	March 31, 2012	December 31, 2011
Secured
Term financings	$715,303	$735,285
Warehouse facilities	1,100,092	1,048,222
Total secured debt financing	1,815,395	1,783,507
Unsecured
Term financings	265,498	148,209
Convertible senior notes	200,000	200,000
Senior notes	1,275,000	120,000
Revolving credit facilities	112,500	358,000
Total unsecured debt financing	1,852,998	826,209

Total secured and unsecured debt financing	3,668,393	2,609,716
Less: Debt discount	(10,761)	(6,917)
Total debt	$3,657,632	$2,602,799

At March 31, 2012, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity, unencumbered assets and interest coverage ratios.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s secured obligations as of March 31, 2012 and December 31, 2011 are summarized below (in thousands, except number of aircraft which are reflected in units):

	March 31, 2012	December 31, 2011
Nonrecourse	$1,127,692	$1,076,965
Recourse	687,703	706,542
Total	$1,815,395	$1,783,507
Number of aircraft pledged as collateral	55	54
Net book value of aircraft pledged as collateral	$2,759,763	$2,692,652

Secured term financings

The Company did not enter into any additional secured term facilities during the first quarter of 2012. The outstanding balance on our secured term facilities was $715.3 million and $735.3 million at March 31, 2012 and December 31, 2011, respectively.

Warehouse facilities

In March 2012, a wholly-owned subsidiary of the Company entered into a senior secured warehouse facility (the “2012 Warehouse Facility”) to refinance a pool of eight aircraft previously financed under the Company’s non-recourse, revolving $1.25 billion credit facility (the “2010 Warehouse Facility”). The 2012 Warehouse Facility is non-recourse to the Company and provides the Company with $192.8 million of availability. Amounts drawn under the 2012 Warehouse Facility amortize over a 15 year term and accrue interest based on a floating rate plus a margin of 2.25% for the initial two years and a margin of 5.25% thereafter. The Company is required to pay a commitment fee in respect of unutilized commitments under the 2012 Warehouse Facility at a rate of 1.125%.

During the first quarter of 2012, the Company drew $136.0 million under the 2012 Warehouse Facility refinancing six aircraft previously financed under the 2010 Warehouse Facility creating additional availability under our 2010 Warehouse Facility. The Company must borrow the remaining $56.8 million under the 2012 Warehouse Facility and refinance the last two aircraft on or before September 2012, which is the end of the availability period. In addition, the Company drew $64.1 million under the 2010 Warehouse Facility and incrementally pledged $93.2 million in aircraft collateral.

As of March 31, 2012, the Company had borrowed $1.1 billion under our Warehouse Facilities and pledged 39 aircraft as collateral with a net book value of $1.6 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $94.3 million and $86.9 million at March 31, 2012 and December 31, 2011, respectively.

Unsecured term financings

In March 2012, the Company issued $1.0 billion in aggregate principal amount of senior unsecured notes due 2017 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The notes are senior unsecured obligations of the Company and bear interest at a rate of 5.625% per annum.

In January 2012, the Company issued $155.0 million in senior unsecured notes in a private placement to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The notes have a seven-year term and a coupon of 7.375% per annum.

During the first quarter of 2012 the Company entered into five additional unsecured term facilities aggregating $127.5 million with terms ranging from one to four years. Four of the facilities bear interest at fixed rates ranging from 3.17% to 4.25% and one facility bears interest at a floating rate of LIBOR plus 2.00%.

Unsecured revolving credit facilities

In February 2012, the Company entered into two separate short-term unsecured revolving credit facilities aggregating $200.0 million, each with a borrowing rate of LIBOR plus 2.00%. These facilities were provided as short-term bridge financing from two members of our banking group in connection with the closing of four European Export Credit Agency (“ECA”) supported aircraft deliveries.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company ended the first quarter of 2012 with a total of 15 unsecured revolving credit facilities aggregating $558.0 million, each with a borrowing rate of LIBOR plus 2.00%. The total amount outstanding under our unsecured revolving credit facilities was $112.5 million and $358.0 million as of March 31, 2012 and December 31, 2011, respectively.

Maturities

Maturities of debt outstanding as of March 31, 2012 are as follows (in thousands):

Years ending December 31,
2012	$189,904
2013	382,875
2014	378,832
2015	392,861
2016	660,360
Thereafter	1,663,561
Total(1)(2)	$3,668,393

(1)          As of March 31, 2012, the Company had $964.1 million of debt outstanding under the 2010 Warehouse Facility which matures in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the maturity schedule above.

(2)          As of March 31, 2012, the Company had $112.5 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

Note 4.          Commitments and Contingencies

Aircraft Acquisition

As of March 31, 2012, we had commitments to acquire a total of 205 new and one used aircraft for delivery as follows:

Aircraft Type	2012(1)	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	7	13	12	7	—	—	39
Airbus A320/321 NEO(2)(3)	—	—	—	—	3	47	50
Airbus A330-200/300	3	3	—	—	—	—	6
Boeing 737-800	4	12	12	14	17	20	79
Boeing 777-300ER	1	—	2	3	—	—	6
Boeing 787-9	—	—	—	—	—	4	4
Embraer E175/190	14	—	—	—	—	—	14
ATR 72-600	6	2	—	—	—	—	8
Total	35	30	26	24	20	71	206

(1)          Of the 35 aircraft that we committed to acquire in the remainder of 2012, one Boeing 777-300ER will be a used aircraft.

(2)          As of March 31, 2012, the Airbus A320/321 NEO aircraft were subject to non-binding memoranda of understanding for the purchase of these aircraft.

(3)          We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $10.6 billion at March 31, 2012 are as follows (in thousands):

Years ending December 31,
2012	$1,450,587
2013	1,458,801
2014	1,417,023
2015	1,381,288
2016	950,515
Thereafter	3,924,310
Total	$10,582,524

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $441.0 million and $405.5 million as of March 31, 2012 and December 31, 2011, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

Note 5.         Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three months ended March 31, 2012, the Company excluded 3,365,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the three months ended March 31, 2011, the Company excluded 3,225,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because they were anti-dilutive. In addition, the Company excluded 2,970,643 and 3,225,907 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2012 and 2011, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended March 31,
	2012	2011
Basic net income per share:
Numerator
Net income	$26,927	$3,176
Denominator
Weighted-average common shares outstanding	100,717,302	65,393,149
Basic net income per share	$0.27	$0.05
Diluted net income per share:
Numerator
Net income	$26,927	$3,176
Assumed conversion of convertible senior notes	1,480	—
Net income plus assumed conversions	$28,407	$3,176
Denominator
Number of shares used in basic computation	100,717,302	65,393,149
Weighted-average effect of dilutive securities	6,709,487	118,380
Number of shares used in per share computation	107,426,789	65,511,529
Diluted net income per share	$0.26	$0.05

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6.          Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of March 31, 2012 or December 31, 2011.

Fair Value of Financial Instruments

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as Level 2. The estimated fair value of debt financing as of March 31, 2012 was $3,686.9 million compared to a book value of $3,657.6 million. The estimated fair value of debt financing as of December 31, 2011 was $2,591.0 million compared to a book value of $2,602.8 million.

Other Financial Instruments Not Measured at Fair Value

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at March 31, 2012, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2012 approximates their carrying value as reported on the consolidated balance sheet.

The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.          Stock-based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“Plan”), the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of March 31, 2012. Options are generally granted for a term of 10 years and generally vest over a three-year period. There are two kinds of RSUs: those that vest based on the attainment of book-value goals and those that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The TSR RSUs will ultimately vest based upon the percentile ranking of the Company’s TSR among a peer group. To the extent to which the TSR metric is achieved the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted.  As of March 31, 2012, the Company granted 3,375,908 Stock Options and 3,830,846 RSUs of which 186,438 are TSR RSUs.

The Company recorded $8.2 million and $10.9 million of stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

A summary of stock option activity in accordance with the Company’s stock option plan as of March 31, 2012 and December 31, 2011, and changes for the three months ended March 31, 2012, are as follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)(1)
Balance at December 31, 2011	3,375,908	$20.39	8.5	$11,968
Granted	—
Exercised	—
Forfeited/canceled	(10,000)	$20.00	8.3	$41
Balance at March 31, 2012	3,365,908	$20.39	8.3	$13,089
Vested and exercisable as of March 31, 2012	1,125,292	$20.00	8.2	$4,580
Vested and exercisable as of March 31, 2012 and expected to vest thereafter(2)	3,356,067	$20.39	8.3	$13,049

(1)  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $24.07 of our Class A Common Stock on March 30, 2012.

(2)  Options expected to vest reflect an estimated forfeiture rate.

Stock-based compensation expense related to employee stock options for the three months ended March 31, 2012 and 2011 totaled $2.8 million.

The following table summarizes additional information regarding outstanding and exercisable and vested options at March 31, 2012:

	Options outstanding		Options exercisable and vested
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Number of shares	Weighted- average remaining life (in years)
$20.00	3,215,908	8.2	1,125,292	8.2
$28.80	150,000	9.1	—	—
$20.00 - $28.80	3,365,908	8.3	1,125,292	8.2

As of March 31, 2012, there was $14.2 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.2 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restricted Stock Unit Plan

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period.  The fair value of book-value RSUs is determined based on the closing market price of the Company’s Class A Common Stock on the date of grant, while the fair value of TSR RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period. Due to our limited stock history since the completion of our initial public offering on April 25, 2011, historical volatility was estimated based on all available information. The expected dividend distributions were estimated using the pattern of dividend distributions before the valuation date.

During the three months ended March 31, 2012, the Company granted 372,882 RSUs of which 186,438 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2012:

	Unvested Restricted Stock Units
	Number of shares	Weighted-average grant-date fair value
Unvested at December 31, 2011	2,613,539	$20.78
Granted	372,882	$24.76
Vested	(3,262)	$28.80
Forfeited/canceled	(12,516)	$20.89
Unvested at March 31, 2012	2,970,643	$21.27
Expected to vest after March 31, 2012(1)	2,955,605	$21.27

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

At March 31, 2012, the outstanding RSUs are expected to vest as follows: 2012—887,049; 2013—932,778; 2014—902,230 ; 2015—248,586.  The Company recorded $5.4 million and $8.1 million of stock-based compensation expense related to RSUs for the year three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $29.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 2.2 years.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8.          Subsequent Events

On April 9, 2012, the Company entered into a purchase agreement novation and related amendment (collectively, the “Novation Agreement”) with Vietnam Aircraft Leasing Joint Stock Company (“VALC”), whereby VALC assigned to the Company its purchase agreement with The Boeing Company (“Boeing”) for the purchase of eight 787-9 aircraft.  Deliveries of these aircraft are scheduled to commence in 2017 and continue through 2018.  Boeing has consented and agreed to the Novation Agreement.

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and International Lease Finance Corporation.  The complaint also names as defendants certain executive officers and employees of the Company.  Among other things, the suit alleges breach of fiduciary duty and misappropriation of trade secrets.  The complaint seeks an unspecified amount of damages.  The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. As of the date of this filing, the Company is unable to estimate a range of possible loss, if any, related to this matter.

On May 4, 2012, the Company entered into a three-year senior unsecured revolving credit facility in excess of $850 million (the “Syndicated Unsecured Revolving Credit Facility”). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015 and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500 million under certain circumstances.

Borrowings under the Syndicated Unsecured Revolving Credit Facility generally will bear interest at either (a) LIBOR plus a margin of 1.75% or (b) an alternative base rate plus a margin of 0.75%.  The Company is required to pay a commitment fee in respect of unutilized commitments under the Credit Facility at a rate of 0.375%.  Borrowings under the Credit Facility will be used to finance the working capital needs of the Company and its subsidiaries in the ordinary course of business and for other general corporate purposes.

The Syndicated Unsecured Revolving Credit Facility replaces certain of the Company’s senior unsecured revolving credit facilities totaling $273 million in the aggregate.  The lenders under the replaced credit facilities or their affiliates are lenders under the Syndicated Unsecured Revolving Credit Facility.

As of March 12, 2012, Commonwealth Bank of Australia, a lender under the Syndicated Unsecured Revolving Credit Facility, held 7.35% of our Class A Common Stock.  Certain of the lenders under the Syndicated Unsecured Revolving Credit Facility have other lending relationships with the Company and its subsidiaries, including under our 2010 Warehouse Facility.  In addition, certain lenders under the Syndicated Unsecured Revolving Credit Facility have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, or commercial banking services for the Company and its subsidiaries, for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

On May 10, 2012, the Company entered into a definitive purchase agreement and related letter agreements (collectively, the “Purchase Agreement”) with Airbus S.A.S. (“Airbus”). The Company agreed to purchase 50 Airbus A320/321 NEO aircraft which were previously subject to a non-binding memorandum of understanding. We have cancellation rights with respect to 14 of the 50 A320/321 NEO aircraft. Deliveries of these aircraft are scheduled to commence in 2016 and continue through 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the first quarter of 2012, we have continued to build one of the world’s youngest, most fuel-efficient aircraft operating lease portfolios. During the three months ended March 31, 2012, we acquired an additional 12 aircraft from our pipeline ending the quarter with a total of 114 aircraft (of which 48 were new aircraft and 66 were used aircraft), growing our fleet by 11.8% based on units.  The acquisition of additional new aircraft resulted in a further decrease in the weighted-average age of our fleet to 3.4 years as of March 31, 2012 compared to 3.6 years as of December 31, 2011. We also managed two aircraft as of March 31, 2012.

The Company recorded $131.7 million in rental revenue for the first quarter of 2012, an increase of $77.1 million or 141% compared to the first quarter of 2011. This increase is a result of the full impact on rental revenue of the fleet of 102 aircraft acquired as of December 31, 2011 in addition to rental revenue for the 12 aircraft acquired during the quarter for which the full impact will be reflected in subsequent periods.

During the first quarter of 2012, the Company raised an incremental $1.7 billion in debt financing. Of this amount $1.5 billion, or 88.5%, is unsecured, including $1.2 billion in senior unsecured notes. We ended the quarter with total unsecured debt outstanding of $1.9 billion. The Company’s unsecured debt as a percentage of total debt increased to 50.5% as of March 31, 2012 from 31.7% as of December 31, 2011. The Company’s fixed debt as a percentage of total debt increased to 51.5% as of March 31, 2012 from 24.3% as of December 31, 2011. We ended the first quarter of 2012 with a conservative balance sheet with low leverage and ample available liquidity of $1.6 billion. As part of our 2012 financing strategy the Company will continue to focus on raising unsecured financing.

Our fleet

Portfolio metrics of our fleet as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012(1)	December 31, 2011
Fleet size	114	102
Weighted-average fleet age(2)	3.4 years	3.6 years
Weighted-average remaining lease term(2)	6.9 years	6.6 years
Aggregate fleet cost	$4,933,285	$4,368,985

(1)               We acquired our existing fleet of 114 aircraft from 24 separate owners and operators of aircraft, 51 of which were subject to existing operating leases originated by 12 different aircraft lessors. The individual transactions ranged in size from one to eight aircraft, and from $22.3 million to $330.2 million, respectively. The 51 existing operating leases were with 39 different airline customers. Of the 51 aircraft that we acquired from other aircraft lessors, none of the aircraft represented an entire portfolio (i.e., a group of aircraft characterized by risk, geography or other common features) of the respective seller lessor, and none of the seller lessors sold their aircraft as part of a plan to exit their respective aircraft leasing businesses. With respect to these transactions, we did not acquire any information technology systems, infrastructure, employees, other assets, services, financing or any other activities indicative of a business.

(2)                Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
Region	Net book value	% of total	Net book value	% of total
Europe	$2,038,979	42.9%	$1,718,550	40.6%
Asia/Pacific	1,596,214	33.6	1,419,831	33.5
Central America, South America and Mexico	544,484	11.4	515,145	12.2
U.S. and Canada	381,965	8.0	386,101	9.1
The Middle East and Africa	195,738	4.1	197,789	4.6
Total	$4,757,380	100.0%	$4,237,416	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Aircraft type	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319/320/321	34	29.8%	31	30.4%
Airbus A330-200/300	14	12.3	11	10.8
Boeing 737-700/800	38	33.3	38	37.2
Boeing 767-300ER	3	2.6	3	2.9
Boeing 777-200/300ER	5	4.4	5	4.9
Embraer E175/190	16	14.1	12	11.8
ATR 72-600	4	3.5	2	2.0
Total	114	100.0%	102	100.0%

As of March 31, 2012, we had commitments to acquire a total of 205 new and one used aircraft for delivery as follows:

Aircraft Type	2012(1)	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	7	13	12	7	—	—	39
Airbus A320/321 NEO(2)(3)	—	—	—	—	3	47	50
Airbus A330-200/300	3	3	—	—	—	—	6
Boeing 737-800	4	12	12	14	17	20	79
Boeing 777-300ER	1	—	2	3	—	—	6
Boeing 787-9	—	—	—	—	—	4	4
Embraer E175/190	14	—	—	—	—	—	14
ATR 72-600	6	2	—	—	—	—	8
Total	35	30	26	24	20	71	206

(1)                    Of the 35 aircraft that we committed to acquire in the remainder of 2012, one Boeing 777-300ER will be a used aircraft.

(2)                    As of March 31, 2012, the Airbus A320/321 NEO aircraft were subject to non-binding memoranda of understanding for the purchase of these aircraft.

(3)                    We have cancellation rights with respect to 14 of the Airbus A320/321 NEO aircraft.

Our lease placements are progressing in line with expectations. As of March 31, 2012 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2012	35	35	100.0%
2013	30	28	93.3
2014	26	22	84.6
2015	24	5	20.8
2016	20	—	—
Thereafter	71	—	—
Total	206	90	43.7%

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. As of March 31, 2012 and March 31, 2011, we derived more than 90% of our revenues from airlines domiciled outside of the United States, and we anticipate that most of our revenues in the future will be generated from foreign lessees. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

Despite industry cyclicality and current stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ALC specifically, will have in the fleet transactions necessary to facilitate growth of commercial air transport.

Liquidity and capital resources

Overview

As we grow our business, we envision funding our aircraft purchases through multiple sources, including cash raised in our prior equity offerings, cash flow from operations, the Warehouse Facilities, our unsecured revolving credit facilities, additional unsecured debt financing through banks and the capital markets, credit facilities, and through optional financings including government-sponsored export guaranty and lending programs.

Our substantial cash requirements will continue as we expand our fleet through our purchase commitments. However, we believe that we will have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012.  In addition, macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.

Debt

Our debt financing was comprised of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Secured
Term financings	$715,303	$735,285
Warehouse facilities	1,100,092	1,048,222
Total secured debt financing	1,815,395	1,783,507
Unsecured
Term financings	265,498	148,209
Convertible senior notes	200,000	200,000
Senior notes	1,275,000	120,000
Revolving credit facilities	112,500	358,000
Total unsecured debt financing	1,852,998	826,209

Total secured and unsecured debt financing	3,668,393	2,609,716
Less: Debt discount	(10,761)	(6,917)
Total debt	$3,657,632	$2,602,799

Selected interest rates and ratios:
Composite interest rate(1)	4.05%	3.14%
Composite interest rate on fixed debt(1)	5.22%	4.28%
Percentage of total debt at fixed rate	51.5%	24.3%

(1)                This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Secured term financings

The Company did not enter into any additional secured term facilities during the first quarter of 2012. The outstanding balance on our secured term facilities was $715.3 million and $735.3 million at March 31, 2012 and December 31, 2011, respectively.

Warehouse facilities

In March 2012, a wholly-owned subsidiary of the Company entered into a senior secured warehouse facility (the “2012 Warehouse Facility”) to refinance a pool of eight aircraft previously financed under the Company’s non-recourse, revolving $1.25 billion credit facility (the “2010 Warehouse Facility”). The 2012 Warehouse Facility is non-recourse to the Company and provides the Company with $192.8 million of availability. Amounts drawn under the 2012 Warehouse Facility amortize over a 15 year term and accrue interest based on a floating rate plus a margin of 2.25% for the initial two years and a margin of 5.25% thereafter. The Company is required to pay a commitment fee in respect of unutilized commitments under the 2012 Warehouse Facility at a rate of 1.125%.

During the first quarter of 2012, the Company drew $136.0 million under the 2012 Warehouse Facility refinancing six aircraft previously financed under the 2010 Warehouse Facility creating additional availability under our 2010 Warehouse Facility. The Company must borrow the remaining $56.8 million under the 2012 Warehouse Facility and refinance the last two aircraft on or before September 2012, which is the end of the availability period. In addition, the Company drew $64.1 million under the 2010 Warehouse Facility and incrementally pledged $93.2 million in aircraft collateral.

As of March 31, 2012, the Company had borrowed $1.1 billion under our Warehouse Facilities and pledged 39 aircraft as collateral with a net book value of $1.6 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $94.3 million and $86.9 million at March 31, 2012 and December 31, 2011, respectively.

Unsecured term financings

In March 2012, the Company issued $1.0 billion in aggregate principal amount of senior unsecured notes due 2017 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The notes are senior unsecured obligations of the Company and bear interest at a rate of 5.625% per annum.

In January 2012, the Company issued $155.0 million in senior unsecured notes in a private placement to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The notes have a seven-year term and a coupon of 7.375% per annum.

During the first quarter of 2012 the Company entered into five additional unsecured term facilities aggregating $127.5 million with terms ranging from one to four years. Four of the facilities bear interest at fixed rates ranging from 3.17% to 4.25% and one facility bears interest at a floating rate of LIBOR plus 2.00%.

Unsecured revolving credit facilities

In February 2012, the Company entered into two separate short-term unsecured revolving credit facilities aggregating $200.0 million, each with a borrowing rate of LIBOR plus 2.00%. These facilities were provided as short-term bridge financing from two members of our banking group in connection with the closing of four ECA supported aircraft deliveries.

The Company ended the first quarter of 2012 with a total of 15 unsecured revolving credit facilities aggregating $558.0 million, each with a borrowing rate of LIBOR plus 2.00%. The total amount outstanding under our unsecured revolving credit facilities was $112.5 million and $358.0 million as of March 31, 2012 and December 31, 2011, respectively.

Liquidity

We finance the acquisition of our aircraft through available cash balances, internally generated funds and debt financings. As of March 31, 2012, we had available liquidity of $1.6 billion comprised of unrestricted cash of $803.3 million and undrawn balances under our Warehouse Facilities and unsecured revolving credit facilities of $788.2 million.

During the first quarter of 2012, the Company raised an incremental $1.7 billion in debt financing. This included, nine unsecured debt facilities totaling $1.5 billion, comprised of: $1.0 billion in senior unsecured notes issued to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act, $155.0 million in senior unsecured notes issued in a private placement to institutional investors, $200.0 million in short-term unsecured bridge financing from two members of our banking group in connection with the closing of four ECA supported aircraft deliveries, $115.0 million in unsecured term financing and $12.5 million of seller financing.

We will continue to focus our financing efforts throughout 2012 on raising unsecured debt through international and domestic capital markets transactions and in the global bank market, reinvesting cash flow from operations and through optional financings including government guaranteed loan programs from the ECAs in support of our new Airbus aircraft deliveries, from Ex-Im Bank in support of our new Boeing aircraft deliveries and direct financing from BNDES/SBCE in support of our new Embraer deliveries.

Results of Operations

The following table presents our historical operating results for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues
Rental of flight equipment	$131,737	$54,612
Interest and other	816	603
Total revenues	132,553	55,215
Expenses
Interest	21,914	9,060
Amortization of discounts and deferred debt issue costs	2,867	2,328
Interest expense	24,781	11,388
Depreciation of flight equipment	44,336	18,130
Selling, general and administrative	13,609	9,865
Stock-based compensation	8,217	10,908
Total expenses	90,943	50,291
Income before taxes	41,610	4,924
Income tax expense	(14,683)	(1,748)
Net income	$26,927	$3,176

Other Financial Data:
Adjusted net income(1)	$34,100	$11,713
Adjusted EBITDA(2)	$118,317	$45,249

(1)          Adjusted net income (defined as net income before stock-based compensation expense and non-cash interest expense, which includes the amortization of discounts and debt issuance costs, extinguishment of debt and convertible debt discounts) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted net income is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted net income provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted net income as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted net income as an analytical tool and a reconciliation of adjusted net income to our GAAP net income and cash flow from operating activities.

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

Limitations:  Adjusted net income has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are as follows:

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$101,522	$38,732
Depreciation of flight equipment	(44,336)	(18,130)
Stock-based compensation	(8,217)	(10,908)
Deferred taxes	(14,679)	(1,748)
Amortization of discounts and deferred debt issue costs	(2,867)	(2,328)
Changes in operating assets and liabilities:
Other assets	7,658	2,044
Accrued interest and other payables	(7,529)	(969)
Rentals received in advance	(4,625)	(3,517)
Net income	26,927	3,176
Amortization of discounts and deferred debt issue costs	2,867	2,328
Stock-based compensation	8,217	10,908
Tax effect	(3,911)	(4,699)
Adjusted net income	$34,100	$11,713

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$26,927	$3,176
Amortization of discounts and deferred debt issue costs	2,867	2,328
Stock-based compensation	8,217	10,908
Tax effect	(3,911)	(4,699)
Adjusted net income	$34,100	$11,713

(2)          Adjusted EBITDA (defined as net income before net interest expense, stock-based compensation expense, income tax expense, and depreciation and amortization expense) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted EBITDA provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted EBITDA as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted EBITDA as an analytical tool and a reconciliation of adjusted EBITDA to our GAAP net income and cash flow from operating activities.

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

Limitations:  Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are as follows:

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$101,522	$38,732
Depreciation of flight equipment	(44,336)	(18,130)
Stock-based compensation	(8,217)	(10,908)
Deferred taxes	(14,679)	(1,748)
Amortization of discounts and deferred debt issue costs	(2,867)	(2,328)
Changes in operating assets and liabilities:
Other assets	7,658	2,044
Accrued interest and other payables	(7,529)	(969)
Rentals received in advance	(4,625)	(3,517)
Net income	26,927	3,176
Net interest expense	24,154	11,287
Income taxes	14,683	1,748
Depreciation	44,336	18,130
Stock-based compensation	8,217	10,908
Adjusted EBITDA	$118,317	$45,249

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Reconciliation of net income to adjusted EBITDA:
Net income	$26,927	$3,176
Net interest expense	24,154	11,287
Income taxes	14,683	1,748
Depreciation	44,336	18,130
Stock-based compensation	8,217	10,908
Adjusted EBITDA	$118,317	$45,249

Rental revenue

As of March 31, 2012, we had acquired 114 aircraft at a total cost of $4.9 billion and recorded $131.7 million in rental revenue for the three-months then ended, which included overhaul revenue of $3.5 million. In the prior year, as of March 31, 2011, we had acquired 49 aircraft at a total cost of $2.2 billion and recorded $54.6 million in rental revenue for the three-months then ended, which included overhaul revenue of $1.7 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of March 31, 2012 and 2011.

Interest expense

Interest expense totaled $24.8 million for the three-months ended March 31, 2012 compared to $11.4 million for the three-months ended March 31, 2011. The change was primarily due to an increase in our outstanding debt balances resulting in a $12.9 million increase in interest and an increase of $0.5 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $44.3 million in depreciation expense of flight equipment for the three-months ended March 31, 2012 compared to $18.1 million for the three-months ended March 31, 2011. The increase in depreciation expense for 2012, compared to 2011, was attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $13.6 million for the three-months ended March 31, 2012 compared to $9.9 million for the three-months ended March 31, 2011. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $8.2 million for the three-months ended March 31, 2012 compared to $10.9 million for the three-months ended March 31, 2011. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on graded vesting, in addition to timing as the full impact on stock-based compensation expense for grants made during the period will be reflected in subsequent periods. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the three-months ended March 31, 2012 was 35.29% compared to 35.50% for the three-months ended March 31, 2011. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

For the three-months ended March 31, 2012, the Company reported consolidated net income of $26.9 million, or $0.26 per diluted share, compared to consolidated net income of $3.2 million, or $0.05 per diluted share, for the three-months ended March 31, 2011. The increase in net income for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

Contractual Obligations

Our contractual obligations as of March 31, 2012 are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations(1)(2)	$189,904	$382,875	$378,832	$392,861	$660,360	$1,663,561	$3,668,393
Interest payments on debt outstanding(3)	112,269	148,750	137,053	123,363	104,421	87,463	713,319
Purchase commitments	1,450,587	1,458,801	1,417,023	1,381,288	950,515	3,924,310	10,582,524
Operating leases	1,441	2,325	2,395	2,467	2,541	20,700	31,869
Total	$1,754,201	$1,992,751	$1,935,303	$1,899,979	$1,717,837	$5,696,034	$14,996,105

(1)          As of March 31, 2012, the Company had $964.1 million of debt outstanding under the 2010 Warehouse Facility which matures in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the contractual obligations schedule above.

(2)          As of March 31, 2012, the Company had $112.5 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the contractual obligations schedule above.

(3)          Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2012.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012. There have been no changes to critical accounting policies in the three months ended March 31, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of March 31, 2012, we had $1.8 billion in floating-rate debt. As of December 31, 2011, we had $2.0 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $18.0 million and $20.0 million as of March 31, 2012 and December 31, 2011, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in total floating-rate debt outstanding as of March 31, 2012 compared to December 31, 2011.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of March 31, 2012 and December 31, 2011, 3.2% and 3.5% respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and International Lease Finance Corporation.  The complaint also names as defendants certain executive officers and employees of the Company.  Among other things, the suit alleges breach of fiduciary duty and misappropriation of trade secrets.  The complaint seeks an unspecified amount of damages.  The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously.

Item 6.  Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

May 14, 2012	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

May 14, 2012	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.