Form 10-Q
period 2012-06-30
AIR LEASE CORP
filed 2012-08-09
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 9, 2012, there were 99,417,998 shares of Air Lease Corporation’s Class A Common Stock outstanding and 1,829,339 shares of Air Lease Corporation’s Class B Non-Voting Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2012

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q that are not historical facts may constitute “forward-looking statements,” including any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance that are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in such statements, including as a result of the following factors, among others:

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$388,587	$281,805
Restricted cash	113,009	96,157
Flight equipment subject to operating leases	5,881,694	4,368,985
Less accumulated depreciation	(228,442)	(131,569)
	5,653,252	4,237,416
Deposits on flight equipment purchases	469,874	405,549
Deferred debt issue costs—less accumulated amortization of $23,389 and $17,500 as of June 30, 2012 and December 31, 2011, respectively	73,980	47,609
Other assets	109,635	96,057
Total assets	$6,808,337	$5,164,593
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$81,994	$54,648
Debt financing	4,046,786	2,602,799
Security deposits and maintenance reserves on flight equipment leases	350,906	284,154
Rentals received in advance	36,718	26,017
Deferred tax liability	51,083	20,692
Total liabilities	$4,567,487	$2,988,310
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 99,417,998 and 98,885,131 shares at June 30, 2012 and December 31, 2011, respectively	991	984
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,183,550	2,174,089
Retained earnings	56,291	1,192
Total shareholders’ equity	2,240,850	2,176,283
Total liabilities and shareholders’ equity	$6,808,337	$5,164,593

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Revenues
Rental of flight equipment	$155,050	$74,004	$286,787	$128,616
Interest and other	3,123	340	3,939	943
Total revenues	158,173	74,344	290,726	129,559

Expenses
Interest	34,146	10,090	56,060	19,150
Amortization of discounts and deferred debt issue costs	4,091	2,336	6,958	4,664
Extinguishment of debt	—	3,349	—	3,349
Interest expense	38,237	15,775	63,018	27,163

Depreciation of flight equipment	52,537	24,644	96,873	42,774
Selling, general and administrative	14,308	11,284	27,917	21,149
Stock-based compensation	9,207	11,753	17,424	22,660
Total expenses	114,289	63,456	205,232	113,746

Income before taxes	43,884	10,888	85,494	15,813
Income tax expense	(15,712)	(3,865)	(30,395)	(5,614)
Net income	$28,172	$7,023	$55,099	$10,199

Net income per share of Class A and Class B Common Stock:
Basic	$0.28	$0.08	$0.55	$0.13
Diluted	$0.28	$0.08	$0.54	$0.13
Weighted-average shares outstanding:
Basic	100,749,892	91,039,329	100,733,597	78,287,085
Diluted	107,410,967	91,163,657	107,420,100	78,408,463

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2011	—	$—	98,885,131	$984	1,829,339	$18	$2,174,089	$1,192	$2,176,283
Common stock issued	—	—	897,110	7	—	—	63	—	70
Stock based compensation expense	—	—	—	—	—	—	17,424	—	17,424
Tax withholding related to vesting of restricted stock units	—	—	(364,243)	—	—	—	(8,026)	—	(8,026)
Net income	—	—	—	—	—	—	—	55,099	55,099
Balance at June 30, 2012	—	$—	99,417,998	$991	1,829,339	$18	$2,183,550	$56,291	$2,240,850

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Operating Activities
Net income	$55,099	$10,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	96,873	42,774
Stock-based compensation	17,424	22,660
Deferred taxes	30,391	5,614
Amortization of deferred debt issue costs	6,958	4,664
Extinguishment of debt	—	3,349
Changes in operating assets and liabilities:
Other assets	(8,387)	(16,327)
Accrued interest and other payables	31,161	6,932
Rentals received in advance	10,701	7,167
Net cash provided by operating activities	240,220	87,032
Investing Activities
Acquisition of flight equipment under operating lease	(1,256,809)	(1,177,551)
Payments for deposits on flight equipment purchases	(250,836)	(169,143)
Acquisition of furnishings, equipment and other assets	(55,243)	(24,629)
Net cash used in investing activities	(1,562,888)	(1,371,323)
Financing Activities
Issuance of common stock	70	868,554
Net change in unsecured revolving facilities	122,000	(120,000)
Proceeds from debt financings	1,586,188	635,000
Payments in reduction of debt financings	(287,369)	(43,411)
Restricted cash	(16,852)	(20,186)
Debt issue costs	(32,661)	(9,565)
Security deposits and maintenance reserve receipts	78,247	91,992
Security deposits and maintenance reserve disbursements	(20,173)	(1,876)
Net cash provided by financing activities	1,429,450	1,400,508
Net increase in cash	106,782	116,217
Cash and cash equivalents at beginning of period	281,805	328,821
Cash and cash equivalents at end of period	$388,587	$445,038
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $8,631 at June 30, 2012 and capitalized interest of $4,214 at June 30, 2011	$43,010	$22,801
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment under operating leases	$255,900	$33,408

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2012, and for all periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012.

Note 3.          Debt Financing

The Company’s consolidated debt as of June 30, 2012 and December 31, 2011 are summarized below (in thousands):

	June 30, 2012	December 31, 2011
Secured
Term financings	$695,023	$735,285
Warehouse facilities	1,125,448	1,048,222
Total secured debt financing	1,820,471	1,783,507
Unsecured
Term financings	281,725	148,209
Convertible senior notes	200,000	200,000
Senior notes	1,275,000	120,000
Revolving credit facilities	480,000	358,000
Total unsecured debt financing	2,236,725	826,209

Total secured and unsecured debt financing	4,057,196	2,609,716
Less: Debt discount	(10,410)	(6,917)
Total debt	$4,046,786	$2,602,799

At June 30, 2012, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity, unencumbered assets and interest coverage ratios.

The Company’s secured obligations as of June 30, 2012 and December 31, 2011 are summarized below (in thousands, except number of aircraft which are reflected in units):

	June 30, 2012	December 31, 2011
Nonrecourse	$1,151,895	$1,076,965
Recourse	668,576	706,542
Total	$1,820,471	$1,783,507
Number of aircraft pledged as collateral	56	54
Net book value of aircraft pledged as collateral	$2,781,179	$2,692,652

Secured term financings

The Company did not enter into any additional secured term facilities during the second quarter of 2012. The outstanding balance on our secured term facilities was $695.0 million and $735.3 million at June 30, 2012 and December 31, 2011, respectively.

Warehouse facilities

In March 2012, a wholly-owned subsidiary of the Company entered into a $192.8 million senior secured warehouse facility (the “2012 Warehouse Facility”) to refinance a pool of eight aircraft previously financed under the Company’s non-recourse, revolving $1.25 billion credit facility (the “2010 Warehouse Facility” and together with the 2012 Warehouse Facility the “Warehouse Facilities”).

As of June 30, 2012, the Company had borrowed $1.1 billion under our Warehouse Facilities and pledged 40 aircraft as collateral with a net book value of $1.7 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $102.8 million and $86.9 million at June 30, 2012 and December 31, 2011, respectively.

Unsecured term financings

During the second quarter of 2012, the Company entered into additional unsecured term facilities aggregating $32.6 million with terms ranging from one to four years and bearing interest at fixed rates ranging from 1.00% to 3.95%.

Unsecured revolving credit facilities

During the second quarter of 2012, the Company entered into a $853.0 million three-year senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015 and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500.0 million.

Borrowings under the Syndicated Unsecured Revolving Credit Facility generally will bear interest at LIBOR plus a margin of 1.75%.  The Company is required to pay a commitment fee in respect of unutilized commitments under the Syndicated Unsecured Revolving Credit Facility at a rate of 0.375%.

The Syndicated Unsecured Revolving Credit Facility replaced certain of the Company’s senior unsecured revolving credit facilities totaling $273.0 million in the aggregate.  The lenders under the replaced credit facilities or their affiliates are lenders under the Syndicated Unsecured Revolving Credit Facility.

Commonwealth Bank of Australia, a lender under the Syndicated Unsecured Revolving Credit Facility, beneficially owns more than 5% of our Class A Common Stock, and one of our directors, Ian M. Saines, is Group Executive of the Institutional Banking and Markets division of Commonwealth Bank.  Certain of the lenders under the Syndicated Unsecured Revolving Credit Facility have other lending relationships with the Company and its subsidiaries, including under our 2010 Warehouse Facility.  In addition, certain lenders under the Syndicated Unsecured Revolving Credit Facility have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, or commercial banking services for the Company and its subsidiaries, for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

The Company ended the second quarter of 2012 with a total of five unsecured revolving credit facilities aggregating $938.0 million. The total amount outstanding under our unsecured revolving credit facilities was $480.0 million and $358.0 million as of June 30, 2012 and December 31, 2011, respectively.

Maturities

Maturities of debt outstanding as of June 30, 2012 are as follows (in thousands):

Years ending December 31,
2012	$86,576
2013	393,197
2014	382,877
2015	838,279
2016	656,402
Thereafter	1,699,865
Total(1)(2)	$4,057,196

(1)          As of June 30, 2012, the Company had $935.0 million of debt outstanding under the 2010 Warehouse Facility which matures in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the maturity schedule above.

(2)          As of June 30, 2012, the Company had $480.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

Note 4.          Commitments and Contingencies

Aircraft Acquisition

As of June 30, 2012, we had commitments to acquire a total of 294 new aircraft for delivery as follows:

Aircraft Type	2012	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	2	13	13	6	—	—	34
Airbus A320/321 NEO(2)	—	—	—	—	3	47	50
Airbus A330-200/300	2	3	—	—	—	—	5
Boeing 737-800	3	12	12	17	19	15	78
Boeing 737-8/9 MAX(1)(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	—	2	3	—	—	5
Boeing 787-9	—	—	—	—	—	12	12
Embraer E175/190	5	—	—	—	—	—	5
ATR 72-600	3	2	—	—	—	—	5
Total	15	30	27	26	22	174	294

(1)          As of June 30, 2012, the Boeing 737-8/9 MAX aircraft was subject to a non-binding memorandum of understanding for the purchase of these aircraft. On July 3, 2012 the Company entered into a definitive purchase agreement for the purchase of these aircraft. See Note 10 of Notes to Consolidated Financial Statements.

(2)          As of June 30, 2012, 14 of the Airbus A320/321 NEO aircraft and 25 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $16.7 billion at June 30, 2012 are as follows (in thousands):

Years ending December 31,
2012	$741,291
2013	1,488,618
2014	1,469,451
2015	1,407,029
2016	1,190,633
Thereafter	10,387,505
Total	$16,684,527

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $469.9 million and $405.5 million as of June 30, 2012 and December 31, 2011, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

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

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and six months ended June 30, 2012 and 2011, the Company excluded 3,358,574 and 3,375,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 2,116,157 and 2,613,989 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2012 and 2011, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income per share:
Numerator
Net income	$28,172	$7,023	$55,099	$10,199
Denominator
Weighted-average common shares outstanding	100,749,892	91,039,329	100,733,597	78,287,085
Basic net income per share	$0.28	$0.08	$0.55	$0.13
Diluted net income per share:
Numerator
Net income	$28,172	$7,023	$55,099	$10,199
Assumed conversion of convertible senior notes	1,495	—	2,968	—
Net income plus assumed conversions	$29,667	$7,023	$58,067	$10,199
Denominator
Number of shares used in basic computation	100,749,892	91,039,329	100,733,597	78,287,085
Weighted-average effect of dilutive securities	6,661,075	124,329	6,686,503	121,379
Number of shares used in per share computation	107,410,967	91,163,657	107,420,100	78,408,463
Diluted net income per share	$0.28	$0.08	$0.54	$0.13

Note 6.          Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2012 or December 31, 2011.

Fair Value of Financial Instruments

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2012 was $4,057.7 million compared to a book value of $4,046.8 million. The estimated fair value of debt financing as of December 31, 2011 was $2,591.0 million compared to a book value of $2,602.8 million.

Other Financial Instruments Not Measured at Fair Value

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at June 30, 2012, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2012 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.          Stock-based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“Plan”), the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of June 30, 2012. Options are generally granted for a term of 10 years and generally vest over a three year period. There are two kinds of RSUs: those that vest based on the attainment of book-value goals and those that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The TSR RSUs will ultimately vest based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.  As of June 30, 2012, the Company granted 3,375,908 Stock Options and 3,863,808 RSUs of which 192,788 are TSR RSUs.

The Company recorded $9.2 million and $11.7 million of stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively.  Stock-based compensation expense for the six months ended June 30, 2012 and 2011 totaled $17.4 million and $22.7 million, respectively.

Stock Options

A summary of stock option activity in accordance with the Company’s stock option plan as of June 30, 2012, and changes for the six month period then ended, follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)(1)
Balance at December 31, 2011	3,375,908	$20.39	8.50	$11,968
Granted	—
Exercised	(7,000)	$20.00	8.01	$18
Forfeited/canceled	(10,334)	$20.00	8.04	$—
Balance at June 30, 2012	3,358,574	$20.39	8.03	$—
Vested and exercisable as of June 30, 2012	2,238,431	$20.20	7.98	$—
Vested and exercisable as of June 30, 2012 and expected to vest thereafter(2)	3,353,589	$20.39	8.00	$—

(1)          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

(2)          Options expected to vest reflect an estimated forfeiture rate.

Stock-based compensation expense related to employee stock options for the three months ended June 30, 2012 and 2011 each totaled $3.0 million. Stock-based compensation expense related to employee stock options for the six months ended June 30, 2012 and 2011 each totaled $5.8 million.

The following table summarizes additional information regarding outstanding and exercisable and vested options at June 30, 2012:

	Options outstanding		Options exercisable and vested
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Number of shares	Weighted- average remaining life (in years)
$20.00	3,208,574	7.96	2,188,431	7.96
$28.80	150,000	8.82	50,000	8.82
$20.00 -$28.80	3,358,574	8.00	2,238,431	7.98

As of June 30, 2012, there was $11.3 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of one year. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Restricted Stock Unit Plan

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period.  The fair value of book-value RSUs is determined based on the closing market price of the Company’s Class A Common Stock on the date of grant, while the fair value of TSR RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period. Due to our limited stock history since the completion of our initial public offering on April 25, 2011, historical volatility was estimated based on all available information. The dividend distributions were estimated to be zero based on dividend distributions before the valuation date.

During the six months ended June 30, 2012, the Company granted 405,844 RSUs of which 192,788 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2012:

	Unvested Restricted Stock Units
	Number of shares	Weighted-average grant-date fair value
Unvested at January 1, 2012	2,613,539	$20.78
Granted	405,844	24.48
Vested	(890,110)	20.50
Forfeited/canceled	(13,116)	20.85
Unvested at June 30, 2012	2,116,157	$21.61
Expected to vest after June 30, 2012(1)	2,104,409	$21.61

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $6.2 million and $8.7 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2012 and 2011, respectively. The Company recorded $11.6 million and $16.9 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, the outstanding RSUs are expected to vest as follows: 2013— 954,957; 2014— 904,146 ; 2015— 257,054. As of June 30, 2012, there was $23.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 2.1 years.

Note 8.  Related Party Transactions

In April 2012, we entered into a Servicing Agreement with Commonwealth Bank of Australia and one of its subsidiaries at terms no more favorable than would be to an unrelated third party. Commonwealth Bank beneficially owns more than 5% of our Class A Common Stock, and one of our directors, Mr. Saines, is Group Executive of the Institutional Banking and Marketing division of Commonwealth Bank. Pursuant to the Servicing Agreement, we agreed to arrange the acquisition of a Boeing 777 aircraft on behalf of a subsidiary, to manage the lease of the aircraft to a third party, and if requested by the subsidiary, to remarket the aircraft for subsequent leases or for sale. In connection with this transaction, Commonwealth Bank paid us fees for acquiring the aircraft and for collecting the first rent payment under the lease, and will pay us a percentage of the contracted rent and the rent actually paid by the lessee each month. We may earn up to an aggregate of approximately $2.7 million in fees under the Servicing Agreement in connection with the acquisition of the aircraft and management of the current lease.

In March 2012, we entered into a Syndicated Unsecured Revolving Credit Facility under which Commonwealth Bank is a lender. See Note 3 of Notes to Consolidated Financial Statements.

Note 9. Litigation

In April 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and International Lease Finance Corporation.  The complaint also names as defendants certain executive officers and employees of the Company.  Among other things, the suit alleges breach of fiduciary duty and misappropriation of trade secrets.  The complaint seeks an unspecified amount of damages.  The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. As of the date of this filing, the Company is unable to estimate a range of possible loss, if any, related to this matter.

Note 10.  Subsequent Events

On July 3, 2012, the Company entered into a definitive purchase agreement and related letter agreements (collectively, the “Purchase Agreement”) with The Boeing Company (“Boeing”). Pursuant to the Purchase Agreement, the Company agreed to purchase 75 737-8/9 MAX aircraft from Boeing, with 25 additional aircraft subject to reconfirmation. Deliveries of these aircraft are scheduled to commence in 2018 and to continue through 2022.

On July 20, 2012, the Company added an additional lender to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount of the facility by $60.0 million to $913.0 million.

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

During the second quarter of 2012, we have continued to build one of the world’s youngest, most fuel-efficient aircraft operating lease portfolios. During the three months ended June 30, 2012, we acquired an additional 23 aircraft from our pipeline ending the quarter with a total of 137 aircraft (of which 68 were new aircraft and 69 were used aircraft), growing our fleet by 18.8% based on net book value.  The acquisition of additional new aircraft resulted in a further decrease in the weighted-average age of our fleet to 3.3 years as of June 30, 2012 compared to 3.6 years as of December 31, 2011. We also managed three aircraft as of June 30, 2012.

The Company recorded $155.1 million in rental revenue for the second quarter of 2012, an increase of $81.1 million or 109.5% compared to the second quarter of 2011. This increase is a result of the full impact on rental revenue of the fleet of 114 aircraft acquired as of March 31, 2012 in addition to rental revenue for the 23 aircraft acquired during the three months ended June 30, 2012, for which the full impact will be reflected in subsequent periods.

During the second quarter of 2012, the Company entered into additional debt facilities aggregating $885.6 million, which included our $853.0 million Syndicated Unsecured Revolving Credit Facility and additional unsecured term facilities aggregating $32.6 million. We ended the quarter with total unsecured debt outstanding of $2.2 billion. The Company’s unsecured debt as a percentage of total debt increased to 55.1% as of June 30, 2012 from 31.7% as of December 31, 2011. We ended the second quarter of 2012 with a conservative balance sheet with low leverage and ample available liquidity of $1.2 billion. As part of our 2012 financing strategy we will continue to focus on financing the Company on an unsecured basis.

Our fleet

Portfolio metrics of our fleet as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Fleet size	137	102
Weighted-average fleet age(1)	3.3 years	3.6 years
Weighted-average remaining lease term(1)	7.0 years	6.6 years
Aggregate fleet cost	$5,881,694	$4,368,985

(1)               Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
Region	Net book value	% of total	Net book value	% of total
Europe	$2,261,530	40.0%	$1,718,550	40.6%
Asia/Pacific	1,909,959	33.8	1,419,831	33.5
Central America, South America and Mexico	679,435	12.0	515,145	12.2
U.S. and Canada	468,483	8.3	386,101	9.1
The Middle East and Africa	333,845	5.9	197,789	4.6
Total	$5,653,252	100.0%	$4,237,416	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Aircraft type	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319/320/321	39	28.5%	31	30.4%
Airbus A330-200/300	15	10.9	11	10.8
Boeing 737-700/800	40	29.2	38	37.2
Boeing 767-300ER	3	2.2	3	2.9
Boeing 777-200/300ER	7	5.1	5	4.9
Embraer E175/190	26	19.0	12	11.8
ATR 72-600	7	5.1	2	2.0
Total	137	100.0%	102	100.0%

As of June 30, 2012, we had commitments to acquire a total of 294 new aircraft for delivery as follows:

Aircraft Type	2012	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	2	13	13	6	—	—	34
Airbus A320/321 NEO(2)	—	—	—	—	3	47	50
Airbus A330-200/300	2	3	—	—	—	—	5
Boeing 737-800	3	12	12	17	19	15	78
Boeing 737-8/9 MAX(1)(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	—	2	3	—	—	5
Boeing 787-9	—	—	—	—	—	12	12
Embraer E175/190	5	—	—	—	—	—	5
ATR 72-600	3	2	—	—	—	—	5
Total	15	30	27	26	22	174	294

(1)         As of June 30, 2012, the Boeing 737-8/9 MAX aircraft was subject to a non-binding memorandum of understanding for the purchase of these aircraft. On July 3, 2012 the Company entered into a definitive purchase agreement for the purchase of these aircraft. See Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

(2)         As of June 30, 2012, 14 of the Airbus A320/321 NEO aircraft and 25 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

Our lease placements are progressing in line with expectations. As of June 30, 2012 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2012	15	15	100.0%
2013	30	28	93.3
2014	27	26	96.3
2015	26	8	30.8
2016	22	—	—
Thereafter	174	8	4.6
Total	294	85	28.9%

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. As of June 30, 2012 and June 30, 2011, we derived more than 90% of our revenues from airlines domiciled outside of the United States, and we anticipate that most of our revenues in the future will be generated from foreign lessees. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

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

Debt

Our debt financing was comprised of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Secured
Term financings	$695,023	$735,285
Warehouse facilities	1,125,448	1,048,222
Total secured debt financing	1,820,471	1,783,507
Unsecured
Term financings	281,725	148,209
Convertible senior notes	200,000	200,000
Senior notes	1,275,000	120,000
Revolving credit facilities	480,000	358,000
Total unsecured debt financing	2,236,725	826,209

Total secured and unsecured debt financing	4,057,196	2,609,716
Less: Debt discount	(10,410)	(6,917)
Total debt	$4,046,786	$2,602,799

Selected interest rates and ratios:
Composite interest rate(1)	3.84%	3.14%
Composite interest rate on fixed rate debt(1)	5.19%	4.28%
Percentage of total debt at fixed rate	46.90%	24.26%

(1)               This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Secured term financings

The Company did not enter into any additional secured term facilities during the second quarter of 2012. The outstanding balance on our secured term facilities was $695.0 million and $735.3 million at June 30, 2012 and December 31, 2011, respectively.

Warehouse facilities

In March 2012, a wholly-owned subsidiary of the Company entered into a $192.8 million senior secured warehouse facility (the “2012 Warehouse Facility”) to refinance a pool of eight aircraft previously financed under the Company’s non-recourse, revolving $1.25 billion credit facility (the “2010 Warehouse Facility” and together with the 2012 Warehouse Facility, the “Warehouse Facilities”).

As of June 30, 2012, the Company had borrowed $1.1 billion under our Warehouse Facilities and pledged 40 aircraft as collateral with a net book value of $1.7 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $95.5 million and $86.9 million at June 30, 2012 and December 31, 2011, respectively.

Unsecured term financings

During the second quarter of 2012 the Company entered into additional unsecured term facilities aggregating $32.6 million with terms ranging from one to four years and bearing interest at fixed rates ranging from 1.00% to 3.95%.

Unsecured revolving credit facilities

During the second quarter of 2012, the Company entered into a $853.0 million three-year senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015 and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500.0 million.

Borrowings under the Syndicated Unsecured Revolving Credit Facility generally will bear interest at LIBOR plus a margin of 1.75%.  The Company is required to pay a commitment fee in respect of unutilized commitments under the Syndicated Unsecured Revolving Credit Facility at a rate of 0.375%.

The Syndicated Unsecured Revolving Credit Facility replaced certain of the Company’s senior unsecured revolving credit facilities totaling $273.0 million in the aggregate.  The lenders under the replaced credit facilities or their affiliates are lenders under the Syndicated Unsecured Revolving Credit Facility.

The Company ended the second quarter of 2012 with a total of five unsecured revolving credit facilities aggregating $938.0 million. The total amount outstanding under our unsecured revolving credit facilities was $480.0 million and $358.0 million as of June 30, 2012 and December 31, 2011, respectively.

Liquidity

We finance the acquisition of our aircraft through available cash balances, internally generated funds and debt financings. As of June 30, 2012, we had available liquidity of $1.2 billion comprised of unrestricted cash of $388.6 million and undrawn balances under our Warehouse Facilities and unsecured revolving credit facilities of $773.0 million.

During the second quarter of 2012, the Company entered into additional debt facilities aggregating $885.6 million, which included our $853.0 million Syndicated Unsecured Revolving Credit Facility and additional unsecured term facilities aggregating $32.6 million. We ended the quarter with total unsecured debt outstanding of $2.2 billion. The Company’s unsecured debt as a percentage of total debt increased to 55.1% as of June 30, 2012 from 31.7% as of December 31, 2011. We ended the second quarter of 2012 with a conservative balance sheet with low leverage and ample available liquidity of $1.2 billion.

We will continue to focus our financing efforts throughout 2012 on raising unsecured debt through the international and domestic capital markets, the global bank market, reinvesting cash flow from operations and, to a limited extent, secured financings including government guaranteed loan programs from the European Export Credit Agencies in support of our new Airbus aircraft deliveries, from Ex-Im Bank in support of our new Boeing aircraft deliveries and direct financing from BNDES/SBCE in support of our new Embraer deliveries.

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June, 30
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues
Rental of flight equipment	$155,050	$74,004	$286,787	$128,616
Interest and other	3,123	340	3,939	943
Total revenues	158,173	74,344	290,726	129,559
Expenses
Interest	34,146	10,090	56,060	19,150
Amortization of discounts and deferred debt issue costs	4,091	2,336	6,958	4,664
Extinguishment of debt	—	3,349	—	3,349
Interest expense	38,237	15,775	63,018	27,163
Depreciation of flight equipment	52,537	24,644	96,873	42,774
Selling, general and administrative	14,308	11,284	27,917	21,149
Stock-based compensation	9,207	11,753	17,424	22,660
Total expenses	114,289	63,456	205,232	113,746
Income before taxes	43,884	10,888	85,494	15,813
Income tax expense	(15,712)	(3,865)	(30,395)	(5,614)
Net income	$28,172	$7,023	$55,099	$10,199

Net income per share of Class A and B Common Stock
Basic	$0.28	$0.08	$0.55	$0.13
Diluted	$0.28	$0.08	$0.54	$0.13

Other Financial Data
Adjusted net income(1)	$36,713	$19,459	$70,813	$31,172
Adjusted EBITDA(2)	$142,899	$62,780	$261,216	$108,029

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$138,698	$48,483	$240,220	$87,032
Depreciation of flight equipment	(52,537)	(24,644)	(96,873)	(42,774)
Stock-based compensation	(9,207)	(11,753)	(17,424)	(22,660)
Deferred taxes	(15,712)	(3,866)	(30,391)	(5,614)
Amortization of discounts and deferred debt issue costs	(4,091)	(2,336)	(6,958)	(4,664)
Extinguishment of debt	—	(3,349)	—	(3,349)
Changes in operating assets and liabilities:
Other assets	729	14,042	8,387	16,327
Accrued interest and other payables	(23,632)	(5,904)	(31,161)	(6,932)
Rentals received in advance	(6,076)	(3,650)	(10,701)	(7,167)
Net income	28,172	7,023	55,099	10,199
Amortization of discounts and deferred debt issue costs	4,091	2,336	6,958	4,664
Extinguishment of debt	—	3,349	—	3,349
Stock-based compensation	9,207	11,753	17,424	22,660
Tax effect	(4,757)	(5,002)	(8,668)	(9,700)
Adjusted net income	$36,713	$19,459	$70,813	$31,172

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$28,172	$7,023	$55,099	$10,199
Amortization of discounts and deferred debt issue costs	4,091	2,336	6,958	4,664
Extinguishment of debt	—	3,349	—	3,349
Stock-based compensation	9,207	11,753	17,424	22,660
Tax effect	(4,757)	(5,002)	(8,668)	(9,700)
Adjusted net income	$36,713	$19,459	$70,813	$31,172

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

•  adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest or principal payments on our debt; and

•  other companies in our industry may calculate this measure differently from how we calculate this measure, limiting its usefulness as a comparative measure.

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$138,698	$48,483	$240,220	$87,032
Depreciation of flight equipment	(52,537)	(24,644)	(96,873)	(42,774)
Stock-based compensation	(9,207)	(11,753)	(17,424)	(22,660)
Deferred taxes	(15,712)	(3,866)	(30,391)	(5,614)
Amortization of discounts and deferred debt issue costs	(4,091)	(2,336)	(6,958)	(4,664)
Extinguishment of debt	—	(3,349)	—	(3,349)
Changes in operating assets and liabilities:
Other assets	729	14,042	8,387	16,327
Accrued interest and other payables	(23,632)	(5,904)	(31,161)	(6,932)
Rentals received in advance	(6,076)	(3,650)	(10,701)	(7,167)
Net income	28,172	7,023	55,099	10,199
Net interest expense	37,271	15,495	61,425	26,782
Income taxes	15,712	3,865	30,395	5,614
Depreciation	52,537	24,644	96,873	42,774
Stock-based compensation	9,207	11,753	17,424	22,660
Adjusted EBITDA	$142,899	$62,780	$261,216	$108,029

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted EBITDA:
Net income	$28,172	$7,023	$55,099	$10,199
Net interest expense	37,271	15,495	61,425	26,782
Income taxes	15,712	3,865	30,395	5,614
Depreciation	52,537	24,644	96,873	42,774
Stock-based compensation	9,207	11,753	17,424	22,660
Adjusted EBITDA	$142,899	$62,780	$261,216	$108,029

Three months ended June 30, 2012, compared to the three months ended June 30, 2011

Rental revenue

As of June 30, 2012, we had acquired 137 aircraft at a total cost of $5.9 billion and recorded $155.1 million in rental revenue for the three months then ended, which included overhaul revenue of $6.8 million. In the prior year, as of June 30, 2011, we had acquired 65 aircraft at a total cost of $2.9 billion and recorded $74.0 million in rental revenue for the three months then ended, which included overhaul revenue of $2.5 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2012, except for one aircraft with respect to which we had entered into a binding lease commitment but for which delivery had not yet occurred.  All of the aircraft in our fleet were leased as of June 30, 2011.

Interest expense

Interest expense totaled $38.2 million for the three months ended June 30, 2012 compared to $15.8 million for the three months ended June 30, 2011. The change was primarily due to an increase in our average outstanding debt balances resulting in a $24.1 million increase in interest and an increase of $1.8 million in amortization of discounts and deferred debt issue costs, offset by a $3.3 million charge for the extinguishment of debt recorded during the second quarter of 2011. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $52.5 million in depreciation expense of flight equipment for the three months ended June 30, 2012 compared to $24.6 million for the three months ended June 30, 2011. The increase in depreciation expense for 2012, compared to 2011, was attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $14.3 million for the three months ended June 30, 2012 compared to $11.3 million for the three months ended June 30, 2011. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. Selling, general and administrative expense as a percentage of revenue decreased to 9.0% for the three months ended June 30, 2012 compared to 15.2% for the three months ended June 30, 2011. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $9.2 million for the three months ended June 30, 2012 compared to $11.7 million for the three months ended June 30, 2011. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on an accelerated vesting schedule. This decrease was partially offset by grants made in 2012, as the full impact on stock-based compensation expense for the 2012 grants will be reflected in subsequent periods. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the three months ended June 30, 2012 was 35.80% compared to 35.50% for the three months ended June 30, 2011. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the three months ended June 30, 2012, the Company reported consolidated net income of $28.2 million, or $0.28 per diluted share, compared to consolidated net income of $7.0 million, or $0.08 per diluted share, for the three months ended June 30, 2011. The increase in net income for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

Six months ended June 30, 2012, compared to the six months ended June 30, 2011

Rental revenue

As of June 30, 2012, we had acquired 137 aircraft at a total cost of $5.9 billion and recorded $286.8 million in rental revenue for the six months then ended, which included overhaul revenue of $10.3 million. In the prior year, as of June 30, 2011, we had acquired 65 aircraft at a total cost of $2.9 billion and recorded $128.6 million in rental revenue for the six months then ended, which included overhaul revenue of $4.3 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2012, except for one aircraft with respect to which we had entered into a binding lease commitment but for which delivery had not yet occurred.  All of the aircraft in our fleet were leased as of June 30, 2011

Interest expense

Interest expense totaled $63.0 million for the six months ended June 30, 2012 compared to $27.2 million for the six months ended June 30, 2011. The change was primarily due to an increase in our average outstanding debt balances resulting in a $36.9 million increase in interest and an increase of $2.3 million in amortization of discounts and deferred debt issue costs, offset by a $3.3 million charge for the extinguishment of debt recorded during the second quarter of 2011. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $96.9 million in depreciation expense of flight equipment for the six months ended June 30, 2012 compared to $42.8 million for the six months ended June 30, 2011. The increase in depreciation expense for 2012, compared to 2011, was attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $27.9 million for the six months ended June 30, 2012 compared to $21.1 million for the six months ended June 30, 2011. Selling, general and administrative expense represents a disproportionately higher percentage of revenues during our initial years of operation. Selling, general and administrative expense as a percentage of revenue decreased to 9.6% for the six months ended June 30, 2012 compared to 16.3% for the six months ended June 30, 2011. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $17.4 million for the six months ended June 30, 2012 compared to $22.7 million for the six months ended June 30, 2011. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on an accelerated vesting schedule. The decrease was partially offset by grants made in 2012, as the full impact on stock-based compensation expense for the 2012 grants will be reflected in subsequent periods. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the six months ended June 30, 2012 was 35.55% compared to 35.50% for the six months ended June 30, 2011. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the six months ended June 30, 2012, the Company reported consolidated net income of $55.1 million, or $0.54 per diluted share, compared to consolidated net income of $10.2 million, or $0.13 per diluted share, for the six months ended June 30, 2011. The increase in net income for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

Contractual Obligations

Our contractual obligations as of June 30, 2012 are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations(1)(2)	$86,576	$393,197	$382,877	$838,279	$656,402	$1,699,866	$4,057,197
Interest payments on debt outstanding(3)	81,558	152,653	141,027	122,665	103,572	92,668	694,143
Purchase commitments	741,291	1,488,618	1,469,451	1,407,029	1,190,633	10,387,505	16,684,527
Operating leases	1,441	2,325	2,395	2,467	2,541	20,700	31,869
Total	$910,866	$2,036,793	$1,995,750	$2,370,440	$1,953,148	$12,200,739	$21,467,736

(1)          As of June 30, 2012, the Company had $935.0 million of debt outstanding under the 2010 Warehouse Facility which matures in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the contractual obligations schedule above.

(2)          As of June 30, 2012, the Company had $480.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the contractual obligations schedule above.

(3)          Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2012.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012. There have been no changes to critical accounting policies in the six months ended June 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of June 30, 2012, we had $2.2 billion in floating-rate debt. As of December 31, 2011, we had $2.0 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $21.6 million and $20.0 million as of June 30, 2012 and December 31, 2011, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in total floating-rate debt outstanding as of June 30, 2012 compared to December 31, 2011.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of June 30, 2012 and December 31, 2011, 1.8 % and 3.5% respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

10.1†	Purchase Agreement Novation and Amendment No. 3710, dated as of April 9, 2012, by and between Air Lease Corporation and Vietnam Aircraft Leasing Joint Stock Company

10.2†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

August 9, 2012	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

August 9, 2012	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

10.1†	Purchase Agreement Novation and Amendment No. 3710, dated as of April 9, 2012, by and between Air Lease Corporation and Vietnam Aircraft Leasing Joint Stock Company

10.2†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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