Form 10-Q
period 2012-09-30
AIR LEASE CORP
filed 2012-11-08
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 9, 2012, there were 99,417,998 shares of Air Lease Corporation’s Class A Common Stock outstanding and 1,829,339 shares of Air Lease Corporation’s Class B Non-Voting Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2012

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q that are not historical facts may constitute “forward-looking statements,” including any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in such statements, including as a result of the following factors, among others:

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

•                                          potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•                                          the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                                          FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$439,681	$281,805
Restricted cash	111,784	96,157
Flight equipment subject to operating leases	6,158,762	4,368,985
Less accumulated depreciation	(286,374)	(131,569)
	5,872,388	4,237,416
Deposits on flight equipment purchases	544,817	405,549
Deferred debt issue costs—less accumulated amortization of $27,592 and $17,500 as of September 30, 2012 and December 31, 2011, respectively	76,603	47,609
Other assets	120,205	96,057
Total assets	$7,165,478	$5,164,593
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$95,240	$54,648
Debt financing	4,296,076	2,602,799
Security deposits and maintenance reserves on flight equipment leases	380,272	284,154
Rentals received in advance	36,953	26,017
Deferred tax liability	71,265	20,692
Total liabilities	$4,879,806	$2,988,310
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 99,417,998 and 98,885,131 shares at September 30, 2012 and December 31, 2011, respectively	991	984
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,191,361	2,174,089
Retained earnings	93,302	1,192
Total shareholders’ equity	2,285,672	2,176,283
Total liabilities and shareholders’ equity	$7,165,478	$5,164,593

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Revenues
Rental of flight equipment	$172,856	$90,476	$459,643	$219,092
Interest and other	2,069	1,649	6,008	2,592
Total revenues	174,925	92,125	465,651	221,684

Expenses
Interest	35,248	10,993	91,308	30,143
Amortization of discounts and deferred debt issue costs	4,595	2,308	11,553	6,972
Extinguishment of debt	—	—	—	3,349
Interest expense	39,843	13,301	102,861	40,464

Depreciation of flight equipment	57,932	30,657	154,805	73,431
Selling, general and administrative	12,833	11,512	40,750	32,661
Stock-based compensation	7,124	8,314	24,548	30,974
Total expenses	117,732	63,784	322,964	177,530

Income before taxes	57,193	28,341	142,687	44,154
Income tax expense	(20,182)	(10,070)	(50,577)	(15,684)
Net income	$37,011	$18,271	$92,110	$28,470

Net income per share of Class A and Class B Common Stock:
Basic	$0.37	$0.18	$0.91	$0.33
Diluted	$0.36	$0.18	$0.90	$0.33
Weighted-average shares outstanding:
Basic	101,247,337	100,714,470	100,906,094	85,845,031
Diluted	107,875,105	100,767,839	107,574,616	85,946,120

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2011	—	$—	98,885,131	$984	1,829,339	$18	$2,174,089	$1,192	$2,176,283
Common stock issued	—	—	897,110	7	—	—	36	—	43
Stock based compensation expense	—	—	—	—	—	—	24,548	—	24,548
Tax withholding related to vesting of restricted stock units	—	—	(364,243)	—	—	—	(7,312)	—	(7,312)
Net income	—	—	—	—	—	—	—	92,110	92,110
Balance at September 30, 2012	—	$—	99,417,998	$991	1,829,339	$18	$2,191,361	$93,302	$2,285,672

See accompanying notes.

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Operating Activities
Net income	$92,110	$28,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	154,805	73,431
Stock-based compensation	24,548	30,974
Deferred taxes	50,573	15,684
Amortization of discounts and deferred debt issue costs	11,553	6,972
Extinguishment of debt	—	3,349
Changes in operating assets and liabilities:
Other assets	(20,114)	(15,427)
Accrued interest and other payables	48,085	13,465
Rentals received in advance	10,936	9,279
Net cash provided by operating activities	372,496	166,197
Investing Activities
Acquisition of flight equipment under operating lease	(1,651,831)	(1,706,278)
Payments for deposits on flight equipment purchases	(185,373)	(278,820)
Acquisition of furnishings, equipment and other assets	(71,484)	(66,910)
Net cash used in investing activities	(1,908,688)	(2,052,008)
Financing Activities
Issuance of common stock	43	867,365
Tax witholdings on stock-based compensation	(7,312)	(8,456)
Net change in unsecured revolving facilities	(28,000)	153,000
Proceeds from debt financings	2,042,389	800,043
Payments in reduction of debt financings	(344,912)	(62,376)
Restricted cash	(15,627)	(26,143)
Debt issue costs	(39,487)	(10,338)
Security deposits and maintenance reserve receipts	108,968	127,262
Security deposits and maintenance reserve disbursements	(21,994)	(3,720)
Net cash provided by financing activities	1,694,068	1,836,637
Net increase (decrease) in cash	157,876	(49,174)
Cash and cash equivalents at beginning of period	281,805	328,821
Cash and cash equivalents at end of period	$439,681	$279,647
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $ 13,698 at September 30, 2012 and capitalized interest of $7,297 at September 30, 2011	$68,307	$34,849
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment under operating leases	$136,850	$33,408

See accompanying notes.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                 Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is incorporated in the State of Delaware and licensed to operate in the State of California. The Company is principally engaged in the leasing of commercial aircraft to airlines throughout the world. We supplement our leasing revenues by providing fleet management and remarketing services to third parties. We typically provide many of the same services that we perform for our fleet, including leasing, releasing, lease management and sales services for which we charge a fee, with the objective of assisting our clients to maximize lease or sale revenues. In addition to our leasing activities and management services, and depending on market conditions, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2012, and for all periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 3.         Debt Financing

The Company’s consolidated debt as of September 30, 2012 and December 31, 2011 are summarized below (in thousands):

	September 30, 2012	December 31, 2011
Secured
Term financings	$675,245	$735,285
Warehouse facilities	1,107,547	1,048,222
Total secured debt financing	1,782,792	1,783,507
Unsecured
Term financings	268,301	148,209
Convertible senior notes	200,000	200,000
Senior notes	1,725,000	120,000
Revolving credit facilities	330,000	358,000
Total unsecured debt financing	2,523,301	826,209

Total secured and unsecured debt financing	4,306,093	2,609,716
Less: Debt discount	(10,017)	(6,917)
Total debt	$4,296,076	$2,602,799

At September 30, 2012, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity, unencumbered assets and interest coverage ratios.

The Company’s secured obligations as of September 30, 2012 and December 31, 2011 are summarized below (in thousands, except number of aircraft which are reflected in units):

	September 30, 2012	December 31, 2011
Nonrecourse	$1,132,829	$1,076,965
Recourse	649,963	706,542
Total	$1,782,792	$1,783,507
Number of aircraft pledged as collateral	55	54
Net book value of aircraft pledged as collateral	$2,734,777	$2,692,652

Secured term financings

The Company did not enter into any additional secured term facilities during the third quarter of 2012. The outstanding balance on our secured term facilities was $675.2 million and $735.3 million at September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, the Company had borrowed $1.1 billion under our Warehouse Facilities and pledged 39 aircraft as collateral with a net book value of $1.6 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $108.5 million and $86.9 million at September 30, 2012 and December 31, 2011, respectively.

Unsecured term financings

In September 2012, the Company issued $450.0 million in aggregate principal amount of senior unsecured notes due 2016 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act.  The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.5% per annum.

During the third quarter of 2012, the Company entered into three additional unsecured term facilities aggregating $6.4 million with terms ranging from two to four years and bearing interest at fixed rates ranging from 3.0% to 4.0%.

Unsecured revolving credit facilities

In May 2012, the Company entered into an $853.0 million three-year senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015 and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500.0 million.

Borrowings under the Syndicated Unsecured Revolving Credit Facility generally will bear interest at LIBOR plus a margin of 1.75%. The Company is required to pay a commitment fee in respect of unutilized commitments under the Syndicated Unsecured Revolving Credit Facility at a rate of 0.375%.

During the third quarter of 2012, the Company added two additional lenders to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $90.0 million to $943.0 million.

The Company ended the third quarter of 2012 with a total of five unsecured revolving credit facilities aggregating $1.0 billion. The total amount outstanding under our unsecured revolving credit facilities was $330.0 million and $358.0 million as of September 30, 2012 and December 31, 2011, respectively.

Maturities

Maturities of debt outstanding as of September 30, 2012 are as follows (in thousands):

Years ending December 31,
2012	$44,308
2013	392,025
2014	381,593
2015	686,673
2016	1,101,628
Thereafter	1,699,866
Total(1)(2)	$4,306,093

(1)        As of September 30, 2012, the Company had $920.3 million of debt outstanding under the 2010 Warehouse Facility which matures in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the maturity schedule above.

(2)        As of September 30, 2012, the Company had $330.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

Note 4.         Commitments and Contingencies

Aircraft Acquisition

As of September 30, 2012, we had commitments to acquire a total of 291 new and one used aircraft for delivery as follows:

Aircraft Type	2012(1)	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	3	13	13	6	—	—	35
Airbus A320/321 NEO(2)	—	—	—	—	3	47	50
Airbus A330-200/300	—	3	—	—	—	—	3
Boeing 737-800	3	12	12	17	19	15	78
Boeing 737-8/9 MAX(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	—	2	3	—	—	5
Boeing 787-9	—	—	—	—	—	12	12
Embraer E175/190	3	—	—	—	—	—	3
ATR 72-600	2	4	—	—	—	—	6
Total	11	32	27	26	22	174	292

(1)    Of the 11 aircraft that we committed to acquire in the remainder of 2012, one Airbus A320/321-200 will be a used aircraft.

(2)    As of September 30, 2012, 14 of the Airbus A320/321 NEO aircraft and 25 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $16.4 billion at September 30, 2012 are as follows (in thousands):

Years ending December 31,
2012	$438,288
2013	1,512,030
2014	1,469,537
2015	1,407,029
2016	1,190,983
Thereafter	10,387,505
Total	$16,405,372

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $544.8 million and $405.5 million as of September 30, 2012 and December 31, 2011, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

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

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and nine months ended September 30, 2012 and 2011, the Company excluded 3,358,408 and 3,375,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 2,114,957 and 2,613,989 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2012 and 2011, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income per share:
Numerator
Net income	$37,011	$18,271	$92,110	$28,470
Denominator
Weighted-average common shares outstanding	101,247,337	100,714,470	100,906,094	85,845,031
Basic net income per share	$0.37	$0.18	$0.91	$0.33
Diluted net income per share:
Numerator

Net income	$37,011	$18,271	$92,110	$28,470
Assumed conversion of convertible senior notes	1,448	—	4,261	—
Net income plus assumed conversions	$38,459	$18,271	$96,371	$28,470
Denominator
Number of shares used in basic computation	101,247,337	100,714,470	100,906,094	85,845,031
Weighted-average effect of dilutive securities	6,627,768	53,369	6,668,522	101,089
Number of shares used in per share computation	107,875,105	100,767,839	107,574,616	85,946,120
Diluted net income per share	$0.36	$0.18	$0.90	$0.33

Note 6.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2012 or December 31, 2011.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2012 was $4,351.1 million compared to a book value of $4,296.1 million. The estimated fair value of debt financing as of December 31, 2011 was $2,591.0 million compared to a book value of $2,602.8 million.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2012, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2012 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.         Stock-based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“Plan”), the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of September 30, 2012. Options are generally granted for a term of 10 years and generally vest over a three year period. There are two kinds of RSUs: those that vest based on the attainment of book-value goals and those that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.  As of September 30, 2012, the Company granted 3,375,908 Stock Options and 3,862,608 RSUs of which 192,188 are TSR RSUs.

The Company recorded $7.1 million and $8.3 million of stock-based compensation expense for the three months ended September 30, 2012 and 2011, respectively.  Stock-based compensation expense for the nine months ended September 30, 2012 and 2011 totaled $24.5 million and $31.0 million, respectively.

Stock Options

A summary of stock option activity in accordance with the Company’s stock option plan as of September 30, 2012, and changes for the nine month period then ended, follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)(1)
Balance at December 31, 2011	3,375,908	$20.39	8.50	$11,968
Granted	—	—	—	—
Exercised	(7,000)	$20.00	7.76	$18
Forfeited/canceled	(10,500)	$20.00	—	$4
Balance at September 30, 2012	3,358,408	$20.39	7.75	$1,283
Vested and exercisable as of September 30, 2012	2,238,265	$20.20	7.73	$875
Vested and exercisable as of September 30, 2012 and expected to vest thereafter(2)	3,353,423	$20.39	7.75	$1,281

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

(2)         Options expected to vest reflect an estimated forfeiture rate.

Stock-based compensation expense related to employee stock options for the three months ended September 30, 2012 and 2011 totaled $3.0 million and $3.1 million, respectively. Stock-based compensation expense related to employee stock options for the nine months ended September 30, 2012 and 2011 totaled $8.8 million and $8.9 million, respectively.

The following table summarizes additional information regarding outstanding and exercisable and vested options at September 30, 2012:

	Options outstanding		Options exercisable and vested
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Number of shares	Weighted- average remaining life (in years)
$20.00	3,208,408	7.71	2,188,265	7.71
$28.80	150,000	8.57	50,000	8.57
$20.00 -$28.80	3,358,408	7.75	2,238,265	7.73

As of September 30, 2012, there was $8.3 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of one year. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

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

During the nine months ended September 30, 2012, the Company granted 404,644 RSUs of which 192,188 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2012:

	Unvested Restricted Stock Units
	Number of shares	Weighted-average grant-date fair value
Unvested at January 1, 2012	2,613,539	$20.78
Granted	404,644	24.48
Vested	(890,110)	20.50
Forfeited/canceled	(13,116)	20.85
Unvested at September 30, 2012	2,114,957	$21.61
Expected to vest after September 30, 2012(1)	2,103,243	$21.61

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $4.1 million and $5.2 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2012 and 2011, respectively. The Company recorded $15.7 million and $22.1 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, the outstanding RSUs are expected to vest as follows: 2013— 954,757; 2014— 903,946; 2015— 256,254. As of September 30, 2012, there was $19.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.8 years.

Note 8. Litigation

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

Note 9.  Subsequent Events

On October 3, 2012, the Company issued an additional $50.0 million aggregate principal amount of 4.5% senior unsecured notes due 2016 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act.  The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.5% per annum.  With the completion of this offering, the Company has sold and issued a total of $500.0 million aggregate principal amount of senior unsecured notes due 2016.

On, November 2, 2012, the Company added an additional lender to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $100.0 million to $1,043.0 million.

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

During the third quarter of 2012, we have continued to build one of the world’s youngest, most fuel-efficient aircraft operating lease portfolios. During the three months ended September 30, 2012, we acquired an additional five aircraft from our new aircraft pipeline ending the quarter with a total of 142 aircraft (of which 73 were new aircraft and 69 were used aircraft), growing our fleet by 3.9% based on net book value.  The weighted-average age of our fleet was 3.4 years as of September 30, 2012 compared to 3.6 years as of December 31, 2011. We also managed three aircraft as of September 30, 2012.

The Company recorded $172.9 million in rental revenue for the third quarter of 2012, an increase of $82.4 million or 91.1% compared to the third quarter of 2011. This increase is a result of the full impact on rental revenue of the fleet of 137 aircraft acquired as of June 30, 2012 in addition to rental revenue for the five aircraft acquired during the three months ended September 30, 2012, for which the full impact will be reflected in subsequent periods.

During the third quarter of 2012, the Company entered into additional debt facilities aggregating $546.4 million, which included $450.0 million in senior unsecured notes, a $90.0 million addition to our Syndicated Unsecured Revolving Credit Facility and additional unsecured term facilities aggregating $6.4 million. We ended the quarter with total unsecured debt outstanding of $2.5 billion. The Company’s unsecured debt as a percentage of total debt increased to 58.6% as of September 30, 2012 from 31.7% as of December 31, 2011. We ended the third quarter of 2012 with a conservative balance sheet with low leverage and ample available liquidity of $1.47 billion. As part of our financing strategy we will continue to focus on financing the Company on an unsecured basis.

Our fleet

Portfolio metrics of our fleet as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Fleet size	142	102
Weighted-average fleet age(1)	3.4 years	3.6 years
Weighted-average remaining lease term(1)	7.0 years	6.6 years
Aggregate fleet cost	$6,158,762	$4,368,985

(1)               Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
Region	Net book value	% of total	Net book value	% of total
Europe	$2,266,874	38.6%	$1,718,550	40.6%
Asia/Pacific	2,091,196	35.6	1,419,831	33.5
Central America, South America and Mexico	720,085	12.3	515,145	12.2
U.S. and Canada	463,998	7.9	386,101	9.1
The Middle East and Africa	330,235	5.6	197,789	4.6
Total	$5,872,388	100.0%	$4,237,416	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Aircraft type	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319/320/321	39	27.5%	31	30.4%
Airbus A330-200/300	17	12.0	11	10.8
Boeing 737-700/800	40	28.2	38	37.2
Boeing 767-300ER	3	2.1	3	2.9
Boeing 777-200/300ER	7	4.9	5	4.9
Embraer E175/190	28	19.7	12	11.8
ATR 72-600	8	5.6	2	2.0
Total	142	100.0%	102	100.0%

As of September 30, 2012, we had commitments to acquire a total of 291 new and one used aircraft for delivery as follows:

Aircraft Type	2012(1)	2013	2014	2015	2016	Thereafter	Total
Airbus A320/321-200	3	13	13	6	—	—	35
Airbus A320/321 NEO(2)	—	—	—	—	3	47	50
Airbus A330-200/300	—	3	—	—	—	—	3
Boeing 737-800	3	12	12	17	19	15	78
Boeing 737-8/9 MAX(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	—	2	3	—	—	5
Boeing 787-9	—	—	—	—	—	12	12
Embraer E175/190	3	—	—	—	—	—	3
ATR 72-600	2	4	—	—	—	—	6
Total	11	32	27	26	22	174	292

(1)     Of the 11 aircraft that we committed to acquire in the remainder of 2012, one Airbus A320/321-200 will be a used aircraft.

(2)     As of September 30, 2012, 14 of the Airbus A320/321 NEO aircraft and 25 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

Our current lease placements are in line with expectations and are progressing well. As of September 30, 2012 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2012	11	11	100.0%
2013	32	32	100.0
2014	27	27	100.0
2015	26	9	34.6
2016	22	—	0.0
Thereafter	174	8	4.6
Total	292	87	29.8%

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines and we derive more than 90% of our revenues from airlines domiciled outside of the United States. As of September 30, 2012, we had 142 aircraft leased under operating leases to 66 airlines based in 37 countries and we anticipate that most of our revenues in the future will be generated from foreign lessees.

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

On October 19, 2012, one of our customers filed for “judicial recuperation” under Brazilian law and is currently undergoing a restructuring. The customer operates three of our ATR 72-600 aircraft and continues to make their contracted lease payments to us.

Despite industry cyclicality and current stress, we remain optimistic about the long-term future of commercial aviation and the growing role that ALC will have in the fleet transactions which will facilitate its continued growth.

Liquidity and Capital Resources

Overview

As we grow our business, we envision funding our aircraft purchases through multiple sources, including cash on hand, cash flow from operations, the Warehouse Facilities, our unsecured revolving credit facilities, additional unsecured debt financing through banks and the capital markets, credit facilities, and through optional financings including government-sponsored export guaranty and lending programs.

Our substantial cash requirements will continue as we expand our fleet through the purchase commitments in our pipeline. However, we believe that we will have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In addition, macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.

Debt

Our debt financing was comprised of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Secured
Term financings	$675,245	$735,285
Warehouse facilities	1,107,547	1,048,222
Total secured debt financing	1,782,792	1,783,507
Unsecured
Term financings	268,301	148,209
Convertible senior notes	200,000	200,000
Senior notes	1,725,000	120,000
Revolving credit facilities	330,000	358,000
Total unsecured debt financing	2,523,301	826,209

Total secured and unsecured debt financing	4,306,093	2,609,716
Less: Debt discount	(10,017)	(6,917)
Total debt	$4,296,076	$2,602,799

Selected interest rates and ratios:
Composite interest rate(1)	3.97%	3.14%
Composite interest rate on fixed rate debt(1)	5.06%	4.28%
Percentage of total debt at fixed rate	54.3%	24.26%

(1)               Based on debt balances and rates as of September 30, 2012 and December 31, 2011. This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Secured term financings

The Company did not enter into any additional secured term facilities during the third quarter of 2012. The outstanding balance on our secured term facilities was $675.2 million and $735.3 million at September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, the Company had borrowed $1.1 billion under our Warehouse Facilities and pledged 39 aircraft as collateral with a net book value of $1.6 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $108.5 million and $86.9 million at September 30, 2012 and December 31, 2011, respectively.

Unsecured term financings

In September 2012, the Company issued $450.0 million in aggregate principal amount of senior unsecured notes due 2016 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act.  The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.5% per annum.

In October 2012, the Company issued an additional $50.0 million aggregate principal amount of 4.5% senior unsecured notes due 2016 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act.  The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.5% per annum.  With the completion of this offering, the Company has sold and issued a total of $500.0 million aggregate principal amount of senior unsecured notes due 2016.

During the third quarter of 2012, the Company entered into three additional unsecured term facilities aggregating $6.4 million with terms ranging from two to four years and bearing interest at fixed rates ranging from 3.0% to 4.0%.

Unsecured revolving credit facilities

In May 2012, the Company entered into an $853.0 million three-year senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015 and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500.0 million.

During the third quarter of 2012, the Company added two additional lenders to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $90.0 million to $943.0 million.

The Company ended the third quarter of 2012 with a total of five unsecured revolving credit facilities aggregating $1.0 billion. The total amount outstanding under our unsecured revolving credit facilities was $330.0 million and $358.0 million as of September 30, 2012 and December 31, 2011, respectively.

In November 2012, the Company added an additional lender to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $100.0 million to $1,043.0 million.

Liquidity

We finance the acquisition of our aircraft through available cash balances, internally generated funds and debt financings. As of September 30, 2012, we had available liquidity of $1.47 billion comprised of unrestricted cash of $439.7 million and undrawn balances under our Warehouse Facilities and unsecured revolving credit facilities of $1.03 billion.

During the third quarter of 2012, the Company entered into additional debt facilities aggregating $546.4 million, which included $450.0 million in senior unsecured notes, a $90.0 million addition to our Syndicated Unsecured Revolving Credit Facility and additional unsecured term facilities aggregating $6.4 million. We ended the quarter with total unsecured debt outstanding of $2.5 billion. The Company’s unsecured debt as a percentage of total debt increased to 58.6% as of September 30, 2012 from 31.7% as of December 31, 2011. We ended the third quarter of 2012 with a conservative balance sheet with low leverage and ample available liquidity.

We will continue to focus our financing efforts on raising unsecured debt through the international and domestic capital markets, the global bank market, reinvesting cash flow from operations and, to a limited extent, secured financings including government guaranteed loan programs from the European Export Credit Agencies in support of our new Airbus aircraft deliveries, from Ex-Im Bank in support of our new Boeing aircraft deliveries and direct financing from BNDES/SBCE in support of our new Embraer deliveries.

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September, 30
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues
Rental of flight equipment	$172,856	$90,476	$459,643	$219,092
Interest and other	2,069	1,649	6,008	2,592
Total revenues	174,925	92,125	465,651	221,684

Expenses
Interest	35,248	10,993	91,308	30,143
Amortization of discounts and deferred debt issue costs	4,595	2,308	11,553	6,972
Extinguishment of debt	—	—	—	3,349
Interest expense	39,843	13,301	102,861	40,464

Depreciation of flight equipment	57,932	30,657	154,805	73,431
Selling, general and administrative	12,833	11,512	40,750	32,661
Stock-based compensation	7,124	8,314	24,548	30,974
Total expenses	117,732	63,784	322,964	177,530
Income before taxes	57,193	28,341	142,687	44,154
Income tax expense	(20,182)	(10,070)	(50,577)	(15,684)
Net income	$37,011	$18,271	$92,110	$28,470

Net income per share of Class A and B Common Stock
Basic	$0.37	$0.18	$0.91	$0.33
Diluted	$0.36	$0.18	$0.90	$0.33

Other Financial Data
Adjusted net income(1)	$44,602	$25,122	$115,415	$56,294
Adjusted EBITDA(2)	$161,467	$79,954	$422,683	$188,001

(1)         Adjusted net income (defined as net income before stock-based compensation expense and non-cash interest expense, which includes the amortization of discounts and debt issuance costs and extinguishment of debt) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted net income is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted net income provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted net income as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted net income as an analytical tool and a reconciliation of adjusted net income to our GAAP net income and cash flow from operating activities.

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$132,276	$83,076	$372,496	$166,197
Depreciation of flight equipment	(57,932)	(30,657)	(154,805)	(73,431)
Stock-based compensation	(7,124)	(8,314)	(24,548)	(30,974)
Deferred taxes	(20,182)	(10,070)	(50,573)	(15,684)
Amortization of discounts and deferred debt issue costs	(4,595)	(2,308)	(11,553)	(6,972)
Extinguishment of debt	—	—	—	(3,349)
Changes in operating assets and liabilities:
Other assets	11,727	(900)	20,114	15,427
Accrued interest and other payables	(16,924)	(10,444)	(48,085)	(13,465)
Rentals received in advance	(235)	(2,112)	(10,936)	(9,279)
Net income	37,011	18,271	92,110	28,470
Amortization of discounts and deferred debt issue costs	4,595	2,308	11,553	6,972
Extinguishment of debt	—	—	—	3,349
Stock-based compensation	7,124	8,314	24,548	30,974
Tax effect	(4,128)	(3,771)	(12,796)	(13,471)
Adjusted net income	$44,602	$25,122	$115,415	$56,294

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$37,011	$18,271	$92,110	$28,470
Amortization of discounts and deferred debt issue costs	4,595	2,308	11,553	6,972
Extinguishment of debt	—	—	—	3,349
Stock-based compensation	7,124	8,314	24,548	30,974
Tax effect	(4,128)	(3,771)	(12,796)	(13,471)
Adjusted net income	$44,602	$25,122	$115,415	$56,294

(2)         Adjusted EBITDA (defined as net income before net interest expense, stock-based compensation expense, income tax expense, and depreciation and amortization expense) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted EBITDA provides useful information on our earnings from ongoing operations, our ability to service our long-

term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted EBITDA as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted EBITDA as an analytical tool and a reconciliation of adjusted EBITDA to our GAAP net income and cash flow from operating activities.

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$132,276	$83,076	$372,496	$166,197
Depreciation of flight equipment	(57,932)	(30,657)	(154,805)	(73,431)
Stock-based compensation	(7,124)	(8,314)	(24,548)	(30,974)
Deferred taxes	(20,182)	(10,070)	(50,573)	(15,684)
Amortization of discounts and deferred debt issue costs	(4,595)	(2,308)	(11,553)	(6,972)
Extinguishment of debt	—	—	—	(3,349)
Changes in operating assets and liabilities:
Other assets	11,727	(900)	20,114	15,427
Accrued interest and other payables	(16,924)	(10,444)	(48,085)	(13,465)
Rentals received in advance	(235)	(2,112)	(10,936)	(9,279)
Net income	37,011	18,271	92,110	28,470
Net interest expense	39,218	12,642	100,643	39,442
Income taxes	20,182	10,070	50,577	15,684
Depreciation	57,932	30,657	154,805	73,431
Stock-based compensation	7,124	8,314	24,548	30,974
Adjusted EBITDA	$161,467	$79,954	$422,683	$188,001

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted EBITDA:
Net income	$37,011	$18,271	$92,110	$28,470
Net interest expense	39,218	12,642	100,643	39,442
Income taxes	20,182	10,070	50,577	15,684
Depreciation	57,932	30,657	154,805	73,431
Stock-based compensation	7,124	8,314	24,548	30,974
Adjusted EBITDA	$161,467	$79,954	$422,683	$188,001

Three months ended September 30, 2012, compared to the three months ended September 30, 2011

Rental revenue

As of September 30, 2012, we acquired 142 aircraft at a total cost of $6.2 billion and recorded $172.9 million in rental revenue for the three months then ended, which included overhaul revenue of $6.7 million. In the prior year, as of September 30, 2011, we acquired 79 aircraft at a total cost of $3.4 billion and recorded $90.5 million in rental revenue for the three months then ended, which included overhaul revenue of $3.3 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2012.  All of the aircraft in our fleet were leased as of September 30, 2011, except for two aircraft with respect to which we had entered into non-binding lease commitments but for which delivery had not yet occurred.

Interest expense

Interest expense totaled $39.8 million for the three months ended September 30, 2012 compared to $13.3 million for the three months ended September 30, 2011. The change was primarily due to an increase in our average outstanding debt balances resulting in a $24.3 million increase in interest and an increase of $2.3 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $57.9 million in depreciation expense of flight equipment for the three months ended September 30, 2012 compared to $30.7 million for the three months ended September 30, 2011. The increase in depreciation expense for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $12.8 million for the three months ended September 30, 2012 compared to $11.5 million for the three months ended September 30, 2011. Selling, general and administrative expense as a percentage of revenue decreased to 7.3% for the three months ended September 30, 2012 compared to 12.5% for the three months ended September 30, 2011. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $7.1 million for the three months ended September 30, 2012 compared to $8.3 million for the three months ended September 30, 2011. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on an accelerated vesting schedule. This decrease was partially offset by grants made in 2012, as the full impact on stock-based compensation expense for the 2012 grants will be reflected in subsequent periods. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the three months ended September 30, 2012 was 35.3% compared to 35.5% for the three months ended September 30, 2011. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the three months ended September 30, 2012, the Company reported consolidated net income of $37.0 million, or $0.36 per diluted share, compared to consolidated net income of $18.3 million, or $0.18 per diluted share, for the three months ended September 30, 2011. The increase in net income for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

Nine months ended September 30, 2012, compared to the nine months ended September 30, 2011

Rental revenue

As of September 30, 2012, we acquired 142 aircraft at a total cost of $6.2 billion and recorded $459.6 million in rental revenue for the nine months then ended, which included overhaul revenue of $17.0 million. In the prior year, as of September 30, 2011, we acquired 79 aircraft at a total cost of $3.4 billion and recorded $219.1 million in rental revenue for the nine months then ended, which included overhaul revenue of $7.6 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2012.  All of the aircraft in our fleet were leased as of September 30, 2011, except for two aircraft with respect to which we had entered into non-binding lease commitments but for which delivery had not yet occurred.

Interest expense

Interest expense totaled $102.9 million for the nine months ended September 30, 2012 compared to $40.5 million for the nine months ended September 30, 2011. The change was primarily due to an increase in our average outstanding debt balances resulting in a $61.2 million increase in interest and an increase of $4.6 million in amortization of discounts and deferred debt issue costs, offset by a $3.3 million charge for the extinguishment of debt recorded during the second quarter of 2011. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $154.8 million in depreciation expense of flight equipment for the nine months ended September 30, 2012 compared to $73.4 million for the nine months ended September 30, 2011. The increase in depreciation expense for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $40.8 million for the nine months ended September 30, 2012 compared to $32.7 million for the nine months ended September 30, 2011. Selling, general and administrative expense as a percentage of revenue decreased to 8.8% for the nine months ended September 30, 2012 compared to 14.7% for the nine months ended September 30, 2011. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $24.5 million for the nine months ended September 30, 2012 compared to $31.0 million for the nine months ended September 30, 2011. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on an accelerated vesting schedule. The decrease was partially offset by grants made in 2012, as the full impact on stock-based compensation expense for the 2012 grants will be reflected in subsequent periods. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the nine months ended September 30, 2012 was 35.4% compared to 35.5% for the nine months ended September 30, 2011. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the nine months ended September 30, 2012, the Company reported consolidated net income of $92.1 million, or $.90 per diluted share, compared to consolidated net income of $28.5 million, or $0.33 per diluted share, for the nine months ended September 30, 2011. The increase in net income for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

Contractual Obligations

Our contractual obligations as of September 30, 2012 are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations (1)(2)	$44,308	$392,025	$381,593	$686,673	$1,101,628	$1,699,866	$4,306,093
Interest payments on debt outstanding(3)	56,317	167,094	158,843	141,789	113,417	92,598	730,058
Purchase commitments	438,288	1,512,030	1,469,537	1,407,029	1,190,983	10,387,505	16,405,372
Operating leases	567	2,325	2,395	2,467	2,541	20,700	30,995
Total	$539,480	$2,073,474	$2,012,368	$2,237,958	$2,408,569	$12,200,669	$21,472,518

(1)         As of September 30, 2012, the Company had $920.3 million of debt outstanding under the 2010 Warehouse Facility which matures in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the contractual obligations schedule above.

(2)         As of September 30, 2012, the Company had $330.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the contractual obligations schedule above.

(3)         Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2012.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to critical accounting policies in the nine months ended September 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of September 30, 2012 and December 31, 2011, we had $2.0 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $20.0 million as of September 30, 2012 and December 31, 2011, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in total floating-rate debt outstanding as of September 30, 2012 compared to December 31, 2011.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of September 30, 2012 and December 31, 2011, 2.7 % and 3.5% respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

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

AIR LEASE CORPORATION

November 8, 2012	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

November 8, 2012	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.