Form 10-K
period 2012-12-31
AIR LEASE CORP
filed 2013-02-28
CIK 1487712

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

         The aggregate market value of registrant's voting stock held by non-affiliates was approximately $1,371,557,913 on June 30, 2012, based upon the last reported sales price on the New York Stock Exchange. As of February 22, 2013, there were 99,417,998 shares of Class A Common Stock and 1,829,339 shares of Class B Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the Proxy Statement relating to registrant's 2013 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report

Form 10-K
For the Fiscal Year Ended December 31, 2012
INDEX

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general commercial aviation industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under "Item 1A. Risk Factors," in this Annual Report on Form 10-K. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

PART I

ITEM 1.    BUSINESS

Overview

        Air Lease Corporation, a Delaware corporation (the "Company", "ALC", "we", "our" or "us"), is an aircraft leasing company that was launched in February 2010 by aircraft leasing industry pioneer Steven F. Udvar-Házy. We are principally engaged in purchasing commercial aircraft which we, in turn, lease to airlines around the world to generate attractive returns on equity. As of December 31, 2012, we owned 155 aircraft of which 82 were new aircraft and 73 were used aircraft and we managed four aircraft. Our fleet is principally comprised of the highest demand and most widely distributed modern technology, fuel efficient single-aisle jet aircraft, twin-aisle widebody aircraft and turboprop aircraft. We manage lease revenues and take advantage of changes in market conditions by acquiring a balanced mix of aircraft types. Our used aircraft are generally less than five years old. All of the aircraft we own were leased as of February 28, 2013. Additionally, as of December 31, 2012 and through February 28, 2013, we had entered into binding purchase commitments to acquire an additional 325 new aircraft through 2023.

        Through careful management and diversification of our leases and lessees by geography, lease term, and aircraft age and type, we mitigate the risks of owning and leasing aircraft. We believe that diversification of our leases and lessees reduces the risks associated with individual lessee defaults and adverse geopolitical and regional economic events. We manage lease expirations in our fleet portfolio over varying time periods in order to minimize periods of concentrated lease expirations and mitigate the risks associated with cyclical variations in the airline industry. As of December 31, 2012, the weighted average lease term remaining on our current leases was 6.8 years, and we leased the aircraft in our portfolio to 69 airlines in 40 countries. As of December 31, 2011, the weighted average lease term remaining on our current leases was 6.6 years, and we leased the 102 aircraft in our portfolio to 55 airlines in 33 countries.

        We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including emerging and high-growth markets such as Asia, the Pacific Rim, Latin America, the Middle East and Eastern Europe. According to AVITAS, Inc. ("AVITAS"), a leading advisor to the aviation industry, many of these emerging markets are experiencing increased demand for passenger airline travel and have lower market saturation than more mature markets such as North America and Western Europe. In addition, airlines in some of these emerging markets have fewer financing alternatives, enabling us to command relatively higher lease rates compared to those in more mature markets. With our well-established industry contacts and access to capital, we believe we will be able to continue successfully implementing our business strategy worldwide.

        While our primary business is to own and lease aircraft, we also plan to continue growing our fleet management services to third parties for a fee. These services are similar to those we perform with respect to our fleet, including leasing, re-leasing, lease management and sales services. In addition to our leasing activities and management services, and depending on market conditions, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

        Air Lease Corporation is led by a highly experienced management team that includes Mr. Udvar-Házy, our Chairman and Chief Executive Officer, John L. Plueger, our President and Chief Operating Officer, Grant A. Levy, our Executive Vice President, Carol H. Forsyte, our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer, Marc H. Baer, our Executive Vice President, Marketing, Alex A. Khatibi, our Executive Vice President, Jie Chen, our Executive Vice President and Managing Director of Asia, Gregory B. Willis, our Senior Vice President and Chief Financial Officer, and John D. Poerschke, our Senior Vice President of Aircraft Procurement

and Specifications. On average, our senior management team has approximately 22 years of experience in the aviation industry.

Operations to Date

Current Fleet

        As of December 31, 2012, our fleet consisted of 155 aircraft, comprised of 118 single-aisle narrowbody jet aircraft, 27 twin-aisle widebody jet aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years. As of December 31, 2011, our fleet consisted of 102 aircraft, comprised of 81 single-aisle narrowbody jet aircraft, 19 twin-aisle widebody jet aircraft and two turboprop aircraft, with a weighted average age of 3.6 years. As of December 31, 2010, our fleet consisted of 40 aircraft, comprised of 36 single-aisle narrowbody jet aircraft and four twin-aisle widebody jet aircraft, with a weighted average age of 3.8 years.

Geographic Diversification

        Over 90% of our aircraft are operated internationally based on net book value. The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Region	Net book value	% of total	Net book value	% of total
	(dollars in thousands)
Europe	$2,398,531	38.4%	$1,782,949	42.1%
Asia/Pacific	2,245,002	35.9%	1,355,432	32.0%
Central America, South America and Mexico	788,189	12.6%	515,145	12.2%
U.S. and Canada	457,546	7.3%	386,101	9.1%
The Middle East and Africa	362,595	5.8%	197,789	4.6%

Total	$6,251,863	100.0%	$4,237,416	100.0%

        At December 31, 2012 and 2011, we leased aircraft to customers in the following regions:

	December 31, 2012		December 31, 2011
Region	Number of customers(1)	% of total	Number of customers(1)	% of total
Europe	17	24.6%	13	23.6%
Asia/Pacific	28	40.6%	22	40.0%
Central America, South America and Mexico	9	13.0%	8	14.6%
U.S. and Canada	8	11.6%	7	12.7%
The Middle East and Africa	7	10.2%	5	9.1%

Total	69	100.0%	55	100.0%

(1)
A customer is an airline with its own operating certificate.

        The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline's principal place of business:

	Year Ended December 31, 2012		Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Region	Amount of rental revenue	% of total	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Europe	$253,376	39.2%	$151,566	45.6%	$31,157	54.6%
Asia/Pacific	215,537	33.4%	93,237	28.0%	11,933	20.9%
Central America, South America and Mexico	84,341	13.1%	30,714	9.2%	4,953	8.7%
U.S. and Canada	53,201	8.2%	39,350	11.8%	6,309	11.0%
The Middle East and Africa	39,398	6.1%	17,852	5.4%	2,723	4.8%

Total	$645,853	100.0%	$332,719	100.0%	$57,075	100.0%

        As our aircraft portfolio grows, we anticipate that a growing percentage of our aircraft will be located in the Asia/Pacific, the Central America, South America and Mexico, and the Middle East and Africa regions.

        The following table sets forth the revenue attributable to individual countries representing at least 10% of our rental of flight equipment revenue for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2012		Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Country	Amount of rental revenue	% of total	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
China	$75,451	11.7%	$39,603	11.9%	$6,091	10.7%
Italy	$71,007	11.0%	—	—	—	—
France	$67,411	10.4%	$62,240	18.7%	$8,598	15.1%
Germany	—	—	—	—	$15,153	26.5%

        The following table sets forth the revenue attributable to individual airlines representing at least 10% of our rental of flight equipment revenue for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2012		Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Customer(1)	Amount of rental revenue	% of total	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Alitalia(2)	$71,007	11.0%	—	—	—	—
Air France	—	—	$45,444	13.7%	$8,598	15.1%
Air Berlin	—	—	—	—	$15,153	26.5%

(1)
A customer is an airline with its own operating certificate.

(2)
As we continue to grow our fleet through 2013, we anticipate that Alitalia will not represent 10% or more of our rental of flight equipment revenue for the year ended December 31, 2013.

Aircraft Acquisition Strategy

        Our long term aircraft asset acquisition strategy is focused on acquiring the highest demand and most widely distributed modern technology, fuel efficient single-aisle narrowbody jet aircraft, twin-aisle widebody jet aircraft and turboprop aircraft. Our business model is based on ordering these or similar types of aircraft directly from the manufacturers and directly leasing these new aircraft to our customers. We will opportunistically supplement our fleet with secondary purchases from other owners of aircraft and participate in sale-leaseback transactions with airlines; however, our primary strategy is to acquire new aircraft from the manufacturers.

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

        Some foreign countries have currency and exchange laws regulating the international transfer of currencies. When necessary, we may require, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtains the necessary approvals of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed in U.S. dollars. We attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars; although, where appropriate, we may agree to leases with payments denominated in other currencies. All guarantees obtained to support various lease agreements are denominated for payment in the same currency as the lease. To meet the needs of certain of our airline customers, a relatively small number of our leases may designate the payment currency to be Euros. As the Euro to U.S. dollar exchange rate fluctuates, airlines' interest in entering into Euro-denominated lease agreements will change. After we agree to the rental payment currency with an airline, the negotiated currency typically remains for the term of the lease. We occasionally may enter into contracts to mitigate our foreign currency risk, but we expect that the economic risk arising from foreign currency denominated leases will be immaterial to us.

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

Employees

        As of December 31, 2012, we had 52 full-time employees. None of our employees are represented by a union or collective bargaining agreements. We believe our relationship with our employees to be positive, which is a key component of our operating strategy. We strive to maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

Access to Our Information

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). We make our public SEC filings available, at no cost, through our website at www.airleasecorp.com as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. We will also provide these reports in electronic or paper format free of charge upon written request made to Investor Relations at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. Our SEC filings are also available free of charge on the SEC's website at www.sec.gov. The public may also read and copy any document we file with the SEC at the SEC's public reference room located at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Executive Officers of the Company

        Set forth below is certain information concerning each of our executive officers as of February 28, 2013, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions*
Steven F. Udvar-Házy	67	Chairman and Chief Executive Officer (since February 2010)	Chairman and Chief Executive Officer of International Lease Finance Corporation ("ILFC"), 1973-2010
John L. Plueger	58	President, Chief Operating Officer and Director (since March 2010)	Chief Executive Officer of ILFC, 2010 President and Chief Operating Officer of ILFC, 2002-2010
Carol H. Forsyte	50	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)	Corporate Vice President Law of Motorola Mobility LLC, July 2012-September 14, 2012
Corporate Vice President and Secretary of Motorola Mobility, Inc., January 2011-July 2012
			Corporate Vice President Law, Motorola Inc. 2005-2010
Grant A. Levy	50	Executive Vice President (since April 2010)	Senior Vice President, Marketing of ILFC, 2002-2010
Marc H. Baer	48	Executive Vice President, Marketing (since April 2010)	Senior Vice President of ILFC, 2007-2010
Alex A. Khatibi	52	Executive Vice President (since April 2010)	Managing Director of ILFC's Middle East business, 1996-2010
Jie Chen	49	Executive Vice President and Managing Director of Asia (since August 2010)	Senior Vice President and Managing Director, Asia of ILFC, 2002-2010
Gregory B. Willis	34	Senior Vice President and Chief Financial Officer (since March 2012)	Vice President, Finance, and Chief Accounting Officer, 2010-2012 Director of Accounting Policy of ILFC, 2007-2010
John D. Poerschke	51	Senior Vice President of Aircraft Procurement and Specifications (since March 2010)	Vice President, Aircraft Specifications and Material, of ILFC, 1995-2010

*
ILFC is an aircraft leasing company. Motorola Mobility LLC, Motorola Mobility, Inc., and Motorola Inc. are manufacturers of communication equipment.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

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

        We may suffer other adverse consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or re-export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. In addition, certain of our lessees are owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that lessee's domicile. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing the affected aircraft.

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

        As manufacturers introduce technological innovations and new types of aircraft, some of the aircraft in our fleet could become less desirable to potential lessees. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by our management or accounted for in our accounting policy. New aircraft manufacturers, such as Mitsubishi Aircraft Corporation in Japan, Sukhoi Company (JSC) in Russia and Commercial Aircraft Corporation of China Ltd. in China, could someday produce aircraft that compete with current offerings from Airbus, ATR, Boeing and Embraer.

  •
  Mitsubishi Aircraft Corporation in Japan, Sukhoi Company (JSC) in Russia and Aviation Industries of China and Commercial Aircraft Corporation of China Ltd. in China will most likely be producing regional jets in the future that compete with existing equipment from Embraer, and it is unclear how these offerings could adversely impact the demand and liquidity for the current offerings.

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

        As manufacturers introduce new types of aircraft, certain aircraft in the marketplace may become less desirable to potential lessees. The development of new aircraft and engine options could decrease the desirability of certain Airbus and Boeing aircraft and thereby increase the supply of those types of aircraft in the marketplace. These increases in supply could, in turn, reduce both future residual values and lease rates for certain types of aircraft in our portfolio.

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

        The aircraft leasing industry is highly competitive. Our top five aircraft competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we conduct business.

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

        As of December 31, 2012 and through February 28, 2013, we had entered into binding purchase commitments to acquire a total of 325 new aircraft for delivery through 2023. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

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

        In addition, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to service our debt and grow our operations as planned. We cannot assure you that we will be able to refinance any of our debt on favorable terms, if at all. In addition, we cannot assure you that in the future we will be able to access long-term financing or credit support on attractive terms, if at all, or qualify for guarantees, or obtain attractive terms for such guarantees, from the ECAs or Ex-Im Bank. Any inability to generate sufficient cash flow, maintain our existing fleet and facilities, or access long-term financing or credit support could have a material adverse effect on our growth strategy, financial condition and results of operations.

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

        We finance many of the aircraft in our fleet through a combination of short- and long-term debt financings. As these debt financings mature, we may have to refinance these existing commitments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets. Moreover, an increase in interest rates under the various debt financing facilities we have in place would have an adverse effect on our earnings and could make our aircraft leasing contracts unprofitable. Our 2010 Warehouse Facility, as amended, has incremental increases in the interest rate beginning in June 2013 (absent an earlier termination of this period, or the extension of this period, which will require the consent of the agent thereunder and all of the lenders). In addition, the terms of the Warehouse Facility will then become more stringent, including principal amortization and increases in the interest rate, thereby adversely affecting our cash flows and profitability.

        The Warehouse Facility and some of our other debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2012, we had $2.03 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2012, of approximately $20.3 million on an annualized basis, which would negatively affect our operating margins.

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

        As of December 31, 2012, we had $4.4 billion in debt outstanding, and we expect this amount to grow as we acquire more aircraft. If our cash flow and capital resources are insufficient to fund our debt service payments, we may be forced to reduce or delay capital expenditures, dispose of assets, issue equity or incur additional debt to obtain necessary funds, or restructure our debt, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

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

        We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Mr. Udvar-Házy, our founder, Chairman and Chief Executive Officer; Mr. Plueger, our President and Chief Operating Officer; and our other senior officers, including Messrs. Levy, Baer, Khatibi, Chen, Willis and Poerschke, each of whose services are critical to the successful implementation of our business strategies. We only have employment agreements with Messrs. Udvar-Házy and Plueger and have no intention at this time to enter into employment agreements with any of our other senior officers. The employment agreements with Messrs. Udvar-Házy and Plueger are scheduled to expire in June 2013. If we were to lose the services of any of the members of our senior management team, our business and financial results could be adversely affected.

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

        Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or any precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or reduction of flights), could materially adversely affect lessees and the airline industry. Conflict in the Middle East and additional international hostilities, including heightened terrorist activity, could also have a material adverse impact on our lessees' financial condition, liquidity and results of operations. Lessees' financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States or U.S. interests, which could result in significant decreases in aircraft leasing transactions and thereby materially adversely affect our results of operations.

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

        Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (the "ICAO"), have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporated aviation- related emissions into the European Union's Emission Trading Scheme beginning in 2013. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

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

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

        We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes.

        Moreover, as our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various states or foreign jurisdictions. Such landings may result in us being subject to various foreign, state and local taxes in such states or foreign jurisdictions.

We are subject to various risks and requirements associated with transacting business in foreign countries.

        Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control ("OFAC"). Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, operating results, and financial condition.

        We have in place training programs for our employees with respect to FCPA, OFAC, export controls and similar laws and regulations. There can be no assurance that our employees, consultants, sales agents, or associates will not engage in conduct for which we may be held responsible. Violations of the FCPA, OFAC and other export control regulations, and similar laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

        The FASB and the IASB intend to issue a revised exposure draft in 2013. The proposal does not include a proposed effective date; rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. The FASB and the IASB continue to deliberate on the proposed accounting. Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.

        During the first quarter of 2013, our Board of Directors declared the Company's first quarterly cash dividend of $0.025 per share on our outstanding common stock as part of a new cash dividend policy. There were no dividends declared or paid during 2012.

        On February 28, 2013, our Board of Directors declared the Company's first quarterly cash dividend of $0.025 per share on our outstanding common stock, which will be paid on March 26, 2013, to holders of record as of March 21, 2013. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of capital expenditures, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, interest rate coverage and other financial tests in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our debt agreements; legal restrictions on the payment of dividends; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common stock. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.

An adverse outcome in our litigation with ILFC could have a material effect on our results of operations, cash flow and financial condition.

        On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC. The complaint also names as defendants certain executive officers and employees of the Company. The complaint was amended on November 30, 2012 and on January 18, 2013. Among other things, the suit alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint seeks an unspecified amount of damages and injunctive relief. The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. However, litigation, regardless of the outcome, could require us to incur substantial legal costs and divert management's attention from the operation of our business, causing our business to suffer. In addition, an adverse outcome in the litigation could have a material effect on our results of operations, cash flow and financial condition.

Risks Related to Our Class A Common Stock

The price of our Class A Common Stock historically has been volatile. This volatility may adversely affect the price of our Class A Common Stock.

        The Company's stock continues to experience substantial price volatility. This volatility may adversely affect the price of our Class A Common Stock at any point in time. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

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

        These broad market and industry factors may decrease the market price of our Class A Common Stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including periods of sharp decline. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Flight Equipment

        We seek aircraft that produce attractive returns on equity while maintaining diversified lease portfolio characteristics in terms of aircraft type, aircraft age, lease term and geographic location of our lessees. Before committing to purchase specific aircraft, we consider various factors including estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines, trends in local, regional, and worldwide air travel, fuel economy, environmental considerations (e.g., nitrogen oxide emissions and noise standards), operating costs, and anticipated obsolescence. We plan to expand our fleet with a mix of single-aisle narrowbody jet aircraft, twin-aisle widebody jet aircraft and turboprop aircraft that we expect to have long useful lives and that are currently in widespread use by airlines, with a greater focus on acquiring single-aisle aircraft.

        As of December 31, 2012, our fleet consisted of 155 aircraft, comprised of 118 single-aisle narrowbody jet aircraft, 27 twin-aisle widebody jet aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years.

        The following table shows the scheduled lease terminations (for the minimum non-cancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio as of February 28, 2013:

Aircraft type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A319-100	1	—	2	1	2	1	7
Airbus A320-200	2	1	2	2	4	18	29
Airbus A321-200	—	—	—	2	1	2	5
Airbus A330-200	—	—	—	1	1	12	14
Airbus A330-300	—	—	—	—	—	3	3
Boeing 737-700	1	2	—	2	—	3	8
Boeing 737-800	—	6	11	5	8	8	38
Boeing 767-300ER	2	1	—	—	—	—	3
Boeing 777-200ER	—	—	—	—	—	1	1
Boeing 777-300ER	—	—	—	—	1	5	6
Embraer E175-200	—	—	—	—	—	8	8
Embraer E190-100	—	—	—	—	—	23	23
ATR 72-600	—	—	—	—	—	10	10

Total	6	10	15	13	17	94	155

        As of February 28, 2013, we have entered into new leases or sale agreements for three of the six aircraft with scheduled lease terminations in 2013.

Commitments

        As of December 31, 2012 and through February 28, 2013, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $23.4 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in budgeted buyer furnished equipment required by a specific airline customer.

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	13	13	6	—	—	—	32
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A330-200/300	3	—	—	—	—	—	3
Airbus A350 XWB(1)	—	—	—	—	—	30	30
Boeing 737-800	12	13	17	18	11	4	75
Boeing 737-8/9 MAX(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	6	8	1	—	—	15
Boeing 787-9	—	—	—	—	1	11	12
ATR 72-600	6	2	—	—	—	—	8

Total	34	34	31	22	24	180	325

(1)
As of February 28, 2013, five of the Airbus A350 XWB aircraft were subject to reconfirmation.

(2)
As of February 28, 2013, 20 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

        Our new aircraft are being purchased pursuant to binding purchase agreements with each of Airbus, Boeing and ATR. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft types that we ultimately acquire.

New Lease Placements

        Our current lease placements are in line with our expectations and are progressing well. As of February 28, 2013, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2023 as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2013	34	34	100.0%
2014	34	31	91.2%
2015	31	15	48.4%
2016	22	3	13.6%
2017	24	1	4.2%
Thereafter	180	7	3.9%

Total	325	91	28.0%

        Our lease commitments for all of the 34 aircraft to be delivered in 2013 are comprised of binding leases. Our lease commitments for 31 of the 34 aircraft to be delivered in 2014 are comprised of 27 binding leases and four non-binding letters of intent. Our lease commitments for 15 of the 31 aircraft to be delivered in 2015 are comprised of seven binding leases and eight non-binding letters of intent. Our lease commitments for 11 of the 226 aircraft to be delivered after 2015 are comprised of eight binding leases and three non-binding letters of intent. While our management's historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we are not certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for the aircraft that are scheduled to be delivered through 2023, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

        We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. We do not own any real estate. We believe our current facility is adequate for our current needs and for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any enforcement proceedings or litigation related to regulatory compliance matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

        On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC. The complaint also names as defendants certain executive officers and employees of the Company. The complaint was amended on November 30, 2012 and on January 18, 2013. Among other things, the suit alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint seeks an unspecified amount of damages and injunctive relief. The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A Common Stock has been quoted on the New York Stock Exchange (the "NYSE") under the symbol "AL" since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2012, there were 99,417,998 shares of Class A Common Stock outstanding held by approximately 166 holders of record, and 1,829,339 shares of Class B Non-Voting Common Stock outstanding held by one stockholder of record.

        On February 27, 2013 the closing price of our Class A Common Stock was $26.92 per share as reported by the NYSE. The table below sets forth for the indicated periods the high and low sales prices for our Class A Common Stock as reported on the NYSE. Our Class B Non-Voting Common Stock is not currently listed on any national exchange or market system.

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012	$26.47	$23.10
June 30, 2012	$25.00	$18.66
September 30, 2012	$22.79	$18.45
December 31, 2012	$23.17	$20.13

Fiscal Year 2011 Quarters Ended:	High	Low
June 30, 2011	$29.94	$23.02
September 30, 2011	$25.36	$18.32
December 31, 2011	$23.95	$17.24

Dividends

        In February 2013, our board of directors adopted a cash dividend policy pursuant to which we intend to pay quarterly cash dividends of $0.025 per share on our outstanding common stock. The first quarterly cash dividend will be paid on March 26, 2013 to holders of record of our common stock as of March 21, 2013. There were no dividends declared or paid during 2012 or 2011.

        While the board of directors currently expects to continue paying a quarterly cash dividend of $0.025 per share for the foreseeable future, the cash dividend policy can be changed at any time at the discretion of the board of directors.

Stock Authorized for Issuance Under Equity Compensation Plans

        Set forth below is certain information about the Class A Common Stock authorized for issuance under the Company's equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,841,033	$20.34	1,687,952
Equity compensation plans not approved by security holders	—	—	—
Total	3,841,033	$20.34	1,687,952

Performance Graph

        The graph below compares the cumulative return since April 19, 2011 of the Company's Class A Common Stock, the S&P Midcap Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of April 19, 2011, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A Common Stock, in the peer group and in the S&P Midcap Index on April 19, 2011, and the relative performance of each is tracked through December 31, 2012 and February 22, 2013. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 22 Month Cumulative Total Return
Assumes Initial Investment of $100
February 22, 2013

Company Purchases of Stock

        The Company did not purchase any shares of its Class A Common Stock or Class B Non-Voting Common Stock during 2012.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010 and the consolidated balance sheet data at December 31, 2012 and 2011 are derived from our audited consolidated financial statements appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands, except share data)
Operating data:
Rentals of flight equipment	$645,853	$332,719	$57,075
Interest and other	9,893	4,022	1,291

Total revenues	655,746	336,741	58,366
Expenses	451,773	253,900	119,281

Income (loss) before taxes	203,973	82,841	(60,915)
Income tax (expense) benefit	(72,054)	(29,609)	8,875

Net income (loss)	$131,919	$53,232	$(52,040)

Net income (loss) per share:
Basic	$1.31	$0.59	$(1.32)
Diluted	$1.28	$0.59	$(1.32)
Weighted average shares outstanding:
Basic	100,991,871	89,592,945	39,511,045
Diluted	107,656,463	90,416,346	39,511,045
Other financial data:
Adjusted net income(1)	$163,404	$87,954	$2,520
Adjusted EBITDA(2)	$596,451	$290,168	$32,973
Cash flow data:
Net cash flows from:
Operating activities	$491,029	$267,166	$41,934
Investing activities	(2,344,924)	(2,977,156)	(1,851,520)
Financing activities	1,802,179	2,662,974	2,138,407

	As of December 31,
	2012	2011	2010
	(in thousands, except share and aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$6,251,863	$4,237,416	$1,629,809
Total assets	7,353,624	5,164,593	2,276,282
Total debt	4,384,732	2,602,799	911,981
Total liabilities	5,021,003	2,988,310	1,051,347
Shareholders' equity	2,332,621	2,176,283	1,224,935
Other operating data:
Aircraft lease portfolio at period end:
Owned(3)	155	102	40
Managed(4)	4	2	—

(1)
Adjusted net income (defined as net income (loss) before stock-based compensation expense and non-cash interest expense, which includes the amortization of debt issuance costs, extinguishment of debt and convertible debt discounts) is a measure of both operating performance and liquidity that is not defined by United States generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted net income is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted net income provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted net income as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted net income as an analytical tool and a reconciliation of adjusted net income to our GAAP net income (loss) and cash flow from operating activities.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$491,029	$267,166	$41,934
Depreciation of flight equipment	(216,219)	(112,307)	(19,262)
Stock-based compensation	(31,688)	(39,342)	(24,044)
Deferred taxes	(72,050)	(29,567)	8,875
Amortization of discounts and deferred debt issue costs	(16,994)	(9,481)	(4,883)
Extinguishment of debt	—	(3,349)	—
Amortization of convertible debt discounts	—	—	(35,798)
Changes in operating assets and liabilities:
Other assets	18,758	17,438	8,040
Accrued interest and other payables	(25,797)	(19,347)	(18,864)
Rentals received in advance	(15,120)	(17,979)	(8,038)

Net income (loss)	131,919	53,232	(52,040)
Amortization of discounts and deferred debt issue costs	16,994	9,481	4,883
Extinguishment of debt	—	3,349	—
Amortization of convertible debt discounts	—	—	35,798
Stock-based compensation	31,688	39,342	24,044
Tax effect	(17,197)	(17,450)	(10,165)

Adjusted net income	$163,404	$87,954	$2,520

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period From Inception to December 31, 2010
	(in thousands)
Reconciliation of net income (loss) to adjusted net income:
Net income (loss)	$131,919	$53,232	$(52,040)
Amortization of discounts and deferred debt issue costs	16,994	9,481	4,883
Extinguishment of debt	—	3,349	—
Amortization of convertible debt discounts	—	—	35,798
Stock-based compensation	31,688	39,342	24,044
Tax effect	(17,197)	(17,450)	(10,165)

Adjusted net income	$163,404	$87,954	$2,520

(2)
Adjusted EBITDA (defined as net income (loss) before net interest expense, stock-based compensation expense, income tax expense (benefit), and depreciation and amortization expense) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted EBITDA provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted EBITDA as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted EBITDA as an analytical tool and a reconciliation of adjusted EBITDA to our GAAP net income (loss) and cash flow from operating activities.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period From Inception to December 31, 2010
	(in thousands)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$491,029	$267,166	$41,934
Depreciation of flight equipment	(216,219)	(112,307)	(19,262)
Stock-based compensation	(31,688)	(39,342)	(24,044)
Deferred taxes	(72,050)	(29,567)	8,875
Amortization of discounts and deferred debt issue costs	(16,994)	(9,481)	(4,883)
Extinguishment of debt	—	(3,349)	—
Amortization of convertible debt discounts	—	—	(35,798)
Changes in operating assets and liabilities:
Other assets	18,758	17,438	8,040
Accrued interest and other payables	(25,797)	(19,347)	(18,864)
Rentals received in advance	(15,120)	(17,979)	(8,038)

Net income (loss)	131,919	53,232	(52,040)
Net interest expense	144,571	55,678	50,582
Income taxes	72,054	29,609	(8,875)
Depreciation	216,219	112,307	19,262
Stock-based compensation	31,688	39,342	24,044

Adjusted EBITDA	$596,451	$290,168	$32,973

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period From Inception to December 31, 2010
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$131,919	$53,232	$(52,040)
Net interest expense	144,571	55,678	50,582
Income taxes	72,054	29,609	(8,875)
Depreciation	216,219	112,307	19,262
Stock-based compensation	31,688	39,342	24,044

Adjusted EBITDA	$596,451	$290,168	$32,973

(3)
As of December 31, 2012, we owned 155 aircraft (of which 82 were new aircraft and 73 were used aircraft). As of December 31, 2011, we owned 102 aircraft (of which 36 were new aircraft and 66 were used aircraft). As of December 31, 2010, we owned 40 aircraft (of which four were new aircraft and 36 were used aircraft).

(4)
As of December 31, 2012, we managed four aircraft. As of December 31, 2011, we managed two aircraft. As of December 31, 2010, we did not manage any aircraft.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        During 2012, the Company continued to execute our primary business plan to acquire new, fuel-efficient commercial aircraft from aircraft manufacturers and to lease those aircraft to airlines around the world. We grew our fleet primarily through the acquisition of 46 aircraft from our new order pipeline supplemented by eight deliveries of new and used aircraft acquired in the secondary market. We continued to supplement our leasing revenues by providing management services to investors and/or owners of aircraft portfolios, for which we receive fee-based revenue. These services include leasing, re-leasing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. During 2012, we entered into long-term management servicing agreements for two additional aircraft ending the year with four managed aircraft compared to two as of December 31, 2011. In addition to our leasing activities and management services, and depending on market conditions, we sell aircraft from our fleet. During 2012, the Company sold an aircraft from our fleet and agreed to provide management services for this aircraft.

        We ended 2012 with 155 aircraft comprised of 118 single-aisle narrowbody jet aircraft, 27 twin-aisle widebody jet aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years. We ended 2011 with 102 aircraft, comprised of 81 single-aisle jet aircraft, 19 twin-aisle widebody jet aircraft and two turboprop aircraft, with a weighted average age of 3.6 years. Our fleet grew by 48% based on net book value to $6.3 billion as of December 31, 2012 compared to $4.2 billion as of December 31, 2011.

        The acquisition and lease of additional aircraft led to a 94% increase in our rental revenue to $645.9 million for the year ended December 31, 2012 compared to $332.7 million for the year ended December 31, 2011. Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

        We recorded earnings before income taxes of $204.0 million for the year ended December 31, 2012 compared to $82.8 million for the year ended December 31, 2011, an increase of $121.2 million or 146%. Our profitability increased year over year as our pretax profit margin increased to 31% for the year ended December 31, 2012 compared to 25% for the year ended December 31, 2011. Our earnings per share more than doubled as we recorded diluted earnings per share of $1.28 for the year ended December 31, 2012 compared to $0.59 for the year ended December 31, 2011, an increase of 117%.

        During the year ended December 31, 2012 and through February 28, 2013, we entered into binding commitments to acquire up to 154 additional aircraft from Airbus, Boeing and ATR. From Airbus, we agreed to purchase up to 30 A350 XWB family aircraft, five of which are subject to reconfirmation. From Boeing, we agreed to purchase an additional 10 Boeing 777-300ER aircraft, an additional eight Boeing 787-9 aircraft and up to 100 Boeing 737-8/9 MAX aircraft of which 20 are subject to reconfirmation. Deliveries of the additional aircraft we are purchasing from Airbus and Boeing are scheduled to commence in 2017 and to continue through 2023. From ATR, we agreed to purchase six additional ATR 72-600 aircraft which are scheduled to deliver in 2013 and 2014.

        As of December 31, 2012 and through February 28, 2013, we had entered into binding purchase commitments to acquire an aggregate 325 additional aircraft. We continued successful lease placements of new aircraft from our order book and as of February 28, 2013 we had entered into contracts for the lease of 91 new aircraft which in conjunction with our current fleet of 155 aircraft represent minimum lease rentals of $11.4 billion.

Our Fleet

        We have continued to build one of the world's youngest, most fuel-efficient aircraft operating lease portfolios. During the year ended December 31, 2012, we increased our fleet by 53 aircraft ending the year with a total of 155 aircraft (of which 82 were new aircraft and 73 were used aircraft). We also managed four aircraft as of December 31, 2012. Our weighted average fleet age as of December 31, 2012 was 3.5 years.

        Portfolio metrics of our fleet as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Fleet size	155	102
Weighted average fleet age(1)	3.5 years	3.6 years
Weighted average remaining lease term(1)	6.8 years	6.6 years
Aggregate fleet cost	$6,598,898	$4,368,985

(1)
Weighted-average fleet age and remaining lease term calculated based on net book value.

        The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Region	Net book value	% of total	Net book value	% of total
Europe	$2,398,531	38.4%	$1,782,949	42.1%
Asia/Pacific	2,245,002	35.9%	1,355,432	32.0%
Central America, South America and Mexico	788,189	12.6%	515,145	12.2%
U.S. and Canada	457,546	7.3%	386,101	9.1%
The Middle East and Africa	362,595	5.8%	197,789	4.6%

Total	$6,251,863	100.0%	$4,237,416	100.0%

        The following table sets forth the number of aircraft we leased by aircraft type as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319-100	7	4.5%	7	6.9%
Airbus A320-200	29	18.7%	21	20.6%
Airbus A321-200	5	3.2%	3	2.9%
Airbus A330-200	14	9.0%	11	10.8%
Airbus A330-300	3	1.9%	—	—
Boeing 737-700	8	5.2%	8	7.8%
Boeing 737-800	38	24.5%	30	29.4%
Boeing 767-300ER	3	1.9%	3	2.9%
Boeing 777-200ER	1	0.7%	1	1.0%
Boeing 777-300ER	6	3.9%	4	3.9%
Embraer E175	8	5.2%	2	2.0%
Embraer E190	23	14.8%	10	9.8%
ATR 72-600	10	6.5%	2	2.0%

Total	155	100.0%	102	100.0%

        As of December 31, 2012 and through February 28, 2013, we had contracted to buy 325 new aircraft for delivery through 2023, with an estimated aggregate purchase price (including adjustments for inflation) of $23.4 billion, for delivery as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	13	13	6	—	—	—	32
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A330-200/300	3	—	—	—	—	—	3
Airbus A350 XWB(1)	—	—	—	—	—	30	30
Boeing 737-800	12	13	17	18	11	4	75
Boeing 737-8/9 MAX(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	6	8	1	—	—	15
Boeing 787-9	—	—	—	—	1	11	12
ATR 72-600	6	2	—	—	—	—	8

Total	34	34	31	22	24	180	325

(1)
As of February 28, 2013, five of the Airbus A350 XWB aircraft were subject to reconfirmation.

(2)
As of February 28, 2013, 20 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

        Our lease placements are progressing in line with expectations. As of December 31, 2012 and through February 28, 2013 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2013	34	34	100.0%
2014	34	31	91.2%
2015	31	15	48.4%
2016	22	3	13.6%
2017	24	1	4.2%
Thereafter	180	7	3.9%

Total	325	91	28.0%

Aircraft Industry and Sources of Revenues

        Our revenues are principally derived from operating leases with scheduled and charter airlines. As of December 31, 2012, 2011 and 2010, we derived more than 90% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign lessees. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers' ability to react to, and cope with, the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

        Demand for air travel has consistently grown in terms of both the number of aircraft and passenger traffic over the last 40 years. The industry has remained resilient over time, while enduring the effects of both business cycle downturns and external events. Today, air travel has penetrated most world regions, with the highest growth now coming from emerging markets and economies. While growth rates are lower in more mature markets, there is a substantial need in those markets to replace aircraft reaching the end of their economic useful lives. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging planes.

        The airline industry is cyclical and generally grows along with the economy. Historically, there has been a strong positive correlation between changes in world Gross Domestic Product ("GDP"), measured in U.S. dollars, and changes in passenger traffic (as indicated by revenue passenger kilometers ("RPK"), an industry-standard measure of passengers flown where each RPK represents one kilometer traveled by a paying customer).

        The business cycle effects are such that RPK declines or softens within recessionary periods. However, aircraft inventory has trended upward consistently, regardless of the economic cycle, as many aircraft are delivered during downturns despite reduced passenger travel.

        Long-term passenger traffic growth is expected to be underpinned by projected growth in demand from emerging markets. Travel growth remains concentrated in the emerging markets of the Asia/Pacific region, Latin America and the Middle East while the more mature markets in the United States and Europe have slower growth rates overall. The percentage of world traffic attributable to emerging markets has been continuously increasing since the early 1990s. For example, in 1990, the Asia/Pacific region represented about 17% of the world's passenger traffic, and its share was approximately 29% in 2011, the most recent year for which complete data is available. Since 1990, China's passenger traffic has grown approximately 15% annually on average to 445 billion RPKs in 2011. Currently, China's passenger traffic is the second highest in the world.

        AVITAS forecasts considerably higher growth in 2013 through 2016 in the Asia/Pacific region, the Middle East and Latin America, as compared to North America and Europe. In fact, AVITAS forecasts that by 2015 passenger traffic in the Asia/Pacific region will surpass passenger traffic in North America.

        For 2012, International Air Transport Association ("IATA") has increased its profitability forecast from $4.1 billion to $6.7 billion, citing strong airline performance in the second and third quarters of 2012 as well as strong passenger traffic growth. AVITAS expects these factors to continue in 2013, and IATA projects 2013 industry profitability to rise to $8.4 billion. However, IATA cautions that macroeconomic, geopolitical and policy risks such as the Euro-zone sovereign debt crisis, U.S. fiscal disorder and instability in the Middle East could negatively impact airline profitability.

        Despite industry cyclicality and current economic stresses, we remain optimistic about the long-term growth prospects for air transportation as well as the growing role that aircraft leasing, generally, and ALC, specifically, will play in facilitating the fleet transactions necessary to support the growth of the airline industry.

Liquidity and Capital Resources

Overview

        We finance the acquisition of our aircraft through available cash balances, internally generated funds, including cash flow from operations and proceeds from aircraft sales, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments on new aircraft purchase commitments and to pay down and refinance maturing debt obligations. One of our strategic goals since our inception has been and continues to be to finance the company primarily on an unsecured basis. This provides us with increased operational flexibility when transitioning aircraft from one airline to another and increased financial flexibility.

        During the year ended December 31, 2012 and through February 28, 2013, we entered into debt facilities aggregating $3.6 billion, which included $2.1 billion in senior unsecured notes, our $1.1 billion Syndicated Unsecured Credit Facility, our $192.8 million 2012 Warehouse Facility and additional debt facilities aggregating $265.0 million. We ended 2012 with total debt outstanding of $4.4 billion compared to $2.6 billion in 2011. We continued to focus on diversifying our banking group to broaden our access to capital and as of December 31, 2012 and through February 28, 2013 had developed a 36 member, globally diversified banking group, which has provided us in excess of $3.8 billion in financing. We ended 2012 with total unsecured debt outstanding of $2.6 billion compared to $826.2 million in 2011, increasing the Company's unsecured debt as a percentage of total debt to 60.2% as of December 31, 2012 compared to 31.7% as of December 31, 2011, while maintaining a composite cost of funds of 3.94%.

        We increased our cash flows from operations by 84% or $223.8 million to $491.0 million in 2012 as compared to $267.2 million in 2011. Our cash flows from operations contributed significantly to our liquidity position. We ended 2012 with available liquidity of $1.3 billion which is comprised of unrestricted cash of $230.1 million and undrawn balances under our Warehouse Facilities and unsecured revolving credit facilities of $1.1 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

        Our financing plan for 2013 is focused on continuing to raise unsecured debt in the global bank market and through international and domestic capital markets transactions, reinvesting cash flow from operations and to a limited extent through government guaranteed loan programs from the ECAs in support of our new Airbus aircraft deliveries and the Ex-Im Bank in support of our new Boeing aircraft deliveries.

        Our liquidity plans are subject to a number of risks and uncertainties, including those described in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, some of which are outside of our control.

Debt

        Our debt financing was comprised of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Unsecured
Senior notes	$1,775,000	$120,000
Revolving credit facilities	420,000	358,000
Term financings	248,916	148,209
Convertible senior notes	200,000	200,000

	2,643,916	826,209
Secured
Warehouse facilities	1,061,838	1,048,222
Term financings	688,601	735,285

	1,750,439	1,783,507
Total secured and unsecured debt financing	4,394,355	2,609,716
Less: Debt discount	(9,623)	(6,917)

Total debt	$4,384,732	$2,602,799
Selected interest rates and ratios:
Composite interest rate(1)	3.94%	3.14%
Composite interest rate on fixed debt(1)	5.06%	4.28%
Percentage of total debt at fixed rate	53.88%	24.26%

(1)
This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

        During the year ended December 31, 2012 and through February 28, 2013, the Company issued $2.1 billion in aggregate principal of senior unsecured notes.

        In January 2012, the Company issued $155.0 million in aggregate principal amount of senior unsecured notes due 2019 in an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The notes are senior unsecured obligations of the Company and bear interest at a rate of 7.375% per annum.

        In March 2012, the Company issued $1.0 billion in aggregate principal amount of senior unsecured notes due 2017 in an offering exempt from registration under the Securities Act. The notes are senior unsecured obligations of the Company and bear interest at a rate of 5.625% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after March 16, 2013 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the Indenture dated as of March 16, 2012.

        In September and October 2012, the Company issued $450.0 million and $50.0 million, respectively, in aggregate principal amount of senior unsecured notes due 2016 in an offering exempt from registration under the Securities Act. The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.50% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after September 26, 2013 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the Indenture dated as of September 26, 2012.

        In February 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 pursuant to an effective shelf registration statement that the Company previously filed with the SEC. The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after February 5, 2014 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the Indenture, dated as of October 11, 2013, as amended and supplemented by the First Supplemental Indenture, dated as of February 5, 2013.

Unsecured revolving credit facilities

        In May 2012, the Company entered into an $853.0 million three-year senior unsecured revolving credit facility (the "Syndicated Unsecured Revolving Credit Facility"). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015. Borrowings under the Syndicated Unsecured Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% with no LIBOR floor. The Company is required to pay a commitment fee in respect of unutilized commitments under the Syndicated Unsecured Revolving Credit Facility at a rate of 0.375%. As of February 28, 2013, the Company had added four additional lenders to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $240.0 million to $1.1 billion.

        The total amount outstanding under our unsecured revolving credit facilities was $420.0 million and $358.0 million as of December 31, 2012 and December 31, 2011, respectively.

Warehouse facilities

        We have a non-recourse, revolving credit facility (the "2010 Warehouse Facility"), dated April 21, 2011, as amended, which provides us with financing of up to $1.25 billion. The 2010 Warehouse Facility accrues interest at a rate of LIBOR plus 2.50% on drawn balances and at a fixed rate of 0.75% on undrawn balances. We are able to draw on the 2010 Warehouse Facility, as amended, during an availability period that ends in June 2013. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%.

        As of December 31, 2012, the Company had borrowed $877.7 million under the 2010 Warehouse Facility and pledged 30 aircraft as collateral with a net book value of $1.3 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $98.6 million and $86.9 million under the 2010 Warehouse Facility as of December 31, 2012 and December 31, 2011, respectively. We intend to continue to utilize the 2010 Warehouse Facility to finance aircraft acquisitions through 2013, as this facility provides us with ample liquidity to make opportunistic acquisitions of aircraft on short notice.

        In March 2012, a wholly-owned subsidiary of the Company entered into a $192.8 million senior secured warehouse facility (the "2012 Warehouse Facility") to refinance a pool of eight aircraft previously financed under the Company's 2010 Warehouse Facility (the "2010 Warehouse Facility" and together with the 2012 Warehouse Facility the "Warehouse Facilities").

        As of December 31, 2012, the Company had borrowed $184.1 million under the 2012 Warehouse Facility and pledged eight aircraft as collateral with a net book value of $256.6 million. The Company had pledged cash collateral and lessee deposits of $5.8 million under the 2012 Warehouse Facility as of December 31, 2012.

Results of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands)
Revenues
Rental of flight equipment	$645,853	$332,719	$57,075
Interest and other	9,893	4,022	1,291

Total revenues	655,746	336,741	58,366
Expenses
Interest	130,419	44,862	11,062
Amortization of discounts and deferred debt issue costs	16,994	9,481	4,883
Extinguishment of debt	—	3,349	—
Amortization of convertible debt discounts	—	—	35,798

Interest expense	147,413	57,692	51,743
Depreciation of flight equipment	216,219	112,307	19,262
Selling, general and administrative	56,453	44,559	24,232
Stock-based compensation	31,688	39,342	24,044

Total expenses	451,773	253,900	119,281

Income (loss) before taxes	203,973	82,841	(60,915)
Income tax (expense) benefit	(72,054)	(29,609)	8,875

Net income (loss)	$131,919	$53,232	$(52,040)

Other Financial Data:
Adjusted net income(1)	$163,404	$87,954	$2,520
Adjusted EBITDA(2)	$596,451	$290,168	$32,973

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

2012 Compared to 2011

Rental revenue

        As of December 31, 2012, we had acquired 155 aircraft at a total cost of $6.6 billion and recorded $645.9 million in rental revenue for the year then ended, which included overhaul revenue of $25.0 million. In the prior year, as of December 31, 2011, we had acquired 102 aircraft at a total cost of $4.4 billion and recorded $332.7 million in rental revenue for the year ended December 31, 2011, which included overhaul revenue of $11.0 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

        All of the aircraft in our fleet were leased as of December 31, 2012, except for one aircraft with respect to which we had entered into a lease commitment for which delivery occurred in February 2013. All of the aircraft in our fleet were leased as of December 31, 2011.

Interest expense

        Interest expense totaled $147.4 million for the year ended December 31, 2012 compared to $57.7 million for the year ended December 31, 2011. The change was primarily due to an increase in our average outstanding debt balances resulting in a $85.6 million increase in interest, an increase of $7.5 million in amortization of our deferred debt issue costs, offset by a $3.3 million charge for the extinguishment of debt recorded during the second quarter of 2011. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

        We recorded $216.2 million in depreciation expense of flight equipment for the year ended December 31, 2012 compared to $112.3 million for the year ended December 31, 2011. The increase in depreciation expense for 2012, compared to 2011, was attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the year will be reflected in subsequent periods.

Selling, general and administrative expenses

        We recorded selling, general and administrative expenses of $56.5 million for the year ended December 31, 2012 compared to $44.6 million for the year ended December 31, 2011. Selling, general and administrative expense as a percentage of revenue decreased to 8.6% for the year ended December 31, 2012 compared to 13.2% for the year ended December 31, 2011. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

        Stock-based compensation expense totaled $31.7 million for the year ended December 31, 2012 compared to $39.3 million for the year ended December 31, 2011. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on an accelerated vesting schedule. The decrease was partially offset by grants made in 2012, as the full impact on stock-based compensation expense for the 2012 grants will be reflected in the subsequent periods. See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation.

Taxes

        The effective tax rate for the year ended December 31, 2012 was 35.3% compared to 35.7% for the year ended December 31, 2011. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

        For the year ended December 31, 2012, the Company reported consolidated net income of $131.9 million, or $1.28 per diluted share, compared to a consolidated net income of $53.2 million, or $0.59 per diluted share, for the year ended December 31, 2011. The increase in net income for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income

        We recorded adjusted net income of $163.4 million for the year ended December 31, 2012 compared to $88.0 million for the year ended December 31, 2011. The change in adjusted net income for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

        Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income (loss) and cash flows from operations.

Adjusted EBITDA

        We recorded adjusted EBITDA of $596.5 million for the year ended December 31, 2012 compared to $290.2 million for the year ended December 31, 2011. The change in adjusted EBITDA for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

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

Contractual Obligations

        Our contractual obligations as of December 31, 2012 and through February 28, 2013 for purchase commitments are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations(1)(2)	$388,369	$377,742	$772,292	$1,138,076	$1,132,852	$585,024	$4,394,355
Interest payments on debt outstanding(3)	175,630	166,610	146,974	115,303	56,126	36,955	697,598
Purchase commitments	1,896,952	2,094,380	2,133,061	1,312,235	1,559,400	14,449,731	23,445,759
Operating leases	2,325	2,395	2,467	2,541	2,617	18,083	30,428

Total	$2,463,276	$2,641,127	$3,054,794	$2,568,155	$2,750,995	$15,089,793	$28,568,140

(1)
As of December 31, 2012, the Company had $877.7 million of debt outstanding under the 2010 Warehouse Facility which will come due beginning in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company's option to an amortizing, four-year term loan and has been presented as if such option were exercised in the contractual obligation schedule above.

(2)
As of December 31, 2012, the Company had $420.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the contractual obligation schedule above.

(3)
Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2012.

Off-balance Sheet Arrangements

        We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements all of which are consolidated.

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

Stock-based compensation

        To compensate and incentivize our employees and directors, we grant stock-based compensation awards. To date, we have granted stock options ("Stock Options") and restricted stock units ("RSUs"). All share-based payment awards granted have been equity classified awards. We account for Stock Options by estimating the grant date fair value of the award as calculated by the Black-Scholes-Merton ("BSM") option pricing model and amortizing that value on a straight-line basis over the requisite service period less any anticipated forfeitures. The fair value of book-value RSUs is determined based on the closing market price of the Company's Class A Common Stock on the date of grant, while the fair value of Total Shareholder Return ("TSR") RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model are certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities are estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period. Due to our limited stock history since the completion of our initial public offering on April 25, 2011, historical volatility was estimated based on all available information.

        The estimation of the fair value of share-based awards requires considerable judgment. For future awards, we will be required to continue to make such judgments, and while we intend to continue to use the approach discussed above to make key estimates, there can be no assurance that changes in such estimates will not have a significant impact to our results of operations in the future.

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

Interest Rate Risk

        The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2012, we had $2.03 billion in floating-rate debt. As of December 31, 2011, we had $2.0 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2012 and December 31, 2011, of approximately $20.3 million and $20.0 million, each on an annualized basis, which would put downward pressure on our operating margins.

Foreign Exchange Rate Risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2012 and December 31, 2011, 2.5% and 3.5%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Contents

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Air Lease Corporation:

        We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010. These consolidated financial statements are the responsibility of Air Lease Corporation and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Lease Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Lease Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Air Lease Corporation:

        We have audited Air Lease Corporation and subsidaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Air Lease Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Air Lease Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012 and the period from inception to December 31, 2010, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
February 28, 2013

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(in thousands, except share data)
Assets
Cash and cash equivalents	$230,089	$281,805
Restricted cash	106,307	96,157
Flight equipment subject to operating leases	6,598,898	4,368,985
Less accumulated depreciation	(347,035)	(131,569)

	6,251,863	4,237,416
Deposits on flight equipment purchases	564,718	405,549
Deferred debt issue costs—less accumulated amortization of $32,288 and $17,500 as of December 31, 2012 and December 31, 2011, respectively	74,219	47,609
Other assets	126,428	96,057

Total assets	$7,353,624	$5,164,593

Liabilities and Shareholders' Equity
Accrued interest and other payables	$90,169	$54,648
Debt financing	4,384,732	2,602,799
Security deposits and maintenance reserves on flight equipment leases	412,223	284,154
Rentals received in advance	41,137	26,017
Deferred tax liability	92,742	20,692

Total liabilities	$5,021,003	$2,988,310

Shareholders' Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 99,417,998 and 98,885,131 shares at December 31, 2012 and December 31, 2011, respectively	991	984
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,198,501	2,174,089
Retained earnings	133,111	1,192

Total shareholders' equity	2,332,621	2,176,283

Total liabilities and shareholders' equity	$7,353,624	$5,164,593

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands, except share data)
Revenues
Rental of flight equipment	$645,853	$332,719	$57,075
Interest and other	9,893	4,022	1,291

Total revenues	655,746	336,741	58,366
Expenses
Interest	130,419	44,862	11,062
Amortization of discounts and deferred debt issue costs	16,994	9,481	4,883
Extinguishment of debt	—	3,349	—
Amortization of convertible debt discounts	—	—	35,798

Interest expense	147,413	57,692	51,743
Depreciation of flight equipment	216,219	112,307	19,262
Selling, general and administrative	56,453	44,559	24,232
Stock-based compensation	31,688	39,342	24,044

Total expenses	451,773	253,900	119,281

Income (loss) before taxes	203,973	82,841	(60,915)
Income tax (expense) benefit	(72,054)	(29,609)	8,875

Net income (loss)	$131,919	$53,232	$(52,040)

Net income (loss) per share of Class A and Class B Common Stock:
Basic	$1.31	$0.59	$(1.32)
Diluted	$1.28	$0.59	$(1.32)
Weighted-average shares outstanding:
Basic	100,991,871	89,592,945	39,511,045
Diluted	107,656,463	90,416,346	39,511,045

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Class A Common Stock		Class B Non-Voting Common Stock
	Preferred Stock
							Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(in thousands, except share data)
Balance at inception	—	$—	—	$—	—	$—	$—	$—	$—
Class A Common Stock issuance	—	—	55,750,972	558	—	—	1,026,082	—	1,026,640
Class B Non-Voting Common Stock issuance	—	—	—	—	6,308,844	63	124,852	—	124,915
Class B conversion to Class A	—	—	4,479,505	45	(4,479,505)	(45)	—	—	—
Issuance of warrants	—	—	—	—	—	—	5,578	—	5,578
Conversion of convertible notes	—	—	3,333,333	33	—	—	59,967	—	60,000
Convertible debt discounts	—	—	—	—	—	—	35,798	—	35,798
Stock based compensation	—	—	—	—	—	—	24,044	—	24,044
Net (loss)	—	—	—	—	—	—	—	(52,040)	(52,040)

Balance at December 31, 2010	—	$—	63,563,810	$636	1,829,339	$18	$1,276,321	$(52,040)	$1,224,935

Class A Common Stock issuance	—	—	34,825,470	348	—	—	866,882	—	867,230
Issuance of restricted stock units	—	—	843,975	—	—	—	—	—	—
Tax withholdings on stock based compensation	—	—	(348,124)	—	—	—	(8,456)	—	(8,456)
Stock based compensation	—	—	—	—	—	—	39,342	—	39,342
Net income	—	—	—	—	—	—	—	53,232	53,232

Balance at December 31, 2011	—	$—	98,885,131	$984	1,829,339	$18	$2,174,089	$1,192	$2,176,283

Class A Common Stock issuance	—	—	—	—	—	—	(97)	—	(97)
Exercise of incentive stock options	—	—	7,000	7	—	—	133	—	140
Issuance of restricted stock units	—	—	890,110	—	—	—	—	—	—
Tax withholdings on stock based compensation	—	—	(364,243)	—	—	—	(7,312)	—	(7,312)
Stock based compensation	—	—	—	—	—	—	31,688	—	31,688
Net income	—	—	—	—	—	—	—	131,919	131,919

Balance at December 31, 2012	—	$—	99,417,998	$991	1,829,339	$18	$2,198,501	$133,111	$2,332,621

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(dollars in thousands)
Operating Activities
Net income (loss)	$131,919	$53,232	$(52,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of flight equipment	216,219	112,307	19,262
Stock-based compensation	31,688	39,342	24,044
Deferred taxes	72,050	29,567	(8,875)
Amortization of discounts and deferred debt issue costs	16,994	9,481	4,883
Extinguishment of debt	—	3,349	—
Amortization of convertible debt discounts	—	—	35,798
Changes in operating assets and liabilities:
Other assets	(18,758)	(17,438)	(8,040)
Accrued interest and other payables	25,797	19,347	18,864
Rentals received in advance	15,120	17,979	8,038

Net cash provided by operating activities	491,029	267,166	41,934

Investing Activities
Acquisition of flight equipment under operating lease	(1,899,231)	(2,529,901)	(1,649,071)
Payments for deposits on flight equipment purchases	(418,278)	(360,587)	(183,367)
Proceeds from disposal of flight equipment	47,490	—	—
Acquisition of furnishings, equipment and other assets	(74,905)	(86,668)	(19,082)

Net cash used in investing activities	(2,344,924)	(2,977,156)	(1,851,520)

Financing Activities
Issuance of common stock and warrants	43	867,230	1,157,133
Tax withholdings on stock based compensation	(7,312)	(8,456)	—
Issuance of convertible notes	—	193,000	60,000
Net change in unsecured revolving facilities	62,000	238,000	120,000
Proceeds from debt financings	2,115,607	1,344,530	796,921
Payments in reduction of debt financings	(432,129)	(84,796)	(4,940)
Restricted cash	(10,150)	(47,481)	(48,676)
Debt issue costs	(42,149)	(13,933)	(51,305)
Security deposits and maintenance reserve receipts	142,541	180,862	109,274
Security deposits and maintenance reserve disbursements	(26,272)	(5,982)	—

Net cash provided by financing activities	1,802,179	2,662,974	2,138,407

Net increase (decrease) in cash	(51,716)	(47,016)	328,821
Cash and cash equivalents at beginning of period	281,805	328,821	—

Cash and cash equivalents at end of period	$230,089	$281,805	$328,821

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $19,388, $10,390 and $1,769 for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, respectively	$124,731	$51,986	$12,723
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment under operating leases	$377,892	$190,013	$—
Conversion of convertible notes to Class A Common Stock	$—	$—	$60,000

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

Rental of flight equipment

        The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company's Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company's Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past-due rentals based on management's assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees with its marketing executives in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company's lease contracts and will recognize revenue for such lessees on a cash basis. As of December 31, 2012 and 2011, the Company had no such allowance, and no leases were on a cash basis.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

        Lessee-specific modifications are capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statement of Operations.

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

        Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with the Company's Fair Value Policy, resulting in an

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

impairment charge. Our Fair Value Policy is described below under "Fair Value Measurements". As of December 31, 2012 and 2011, no impairment charges have been incurred to date.

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

Note 2. Debt financing

        The Company's consolidated debt as of December 31, 2012 and 2011 are summarized below:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Unsecured
Senior notes	$1,775,000	$120,000
Revolving credit facilities	420,000	358,000
Term financings	248,916	148,209
Convertible senior notes	200,000	200,000

	2,643,916	826,209
Secured
Warehouse facilities	1,061,838	1,048,222
Term financings	688,601	735,285

	1,750,439	1,783,507
Total secured and unsecured debt financing	4,394,355	2,609,716
Less: Debt discount	(9,623)	(6,917)

Total debt	$4,384,732	$2,602,799

        At December 31, 2012, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

        The Company's secured obligations as of December 31, 2012 and 2011 are summarized below:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Nonrecourse	$1,085,941	$1,076,965
Recourse	664,498	706,542

Total	$1,750,439	$1,783,507
Number of aircraft pledged as collateral	55	54
Net book value of aircraft pledged as collateral	$2,728,636	$2,692,652

Shelf registration statement

        We have an effective shelf registration statement filed with the SEC. As a result of our well-known issuer, or WKSI, status, we are able to register an unlimited amount of debt securities for sale under the shelf registration statement.

        Under our shelf registration statement, we have issued $400.0 million of 4.75% senior unsecured notes due 2020 in February 2013.

Senior unsecured notes

        During the year ended December 31, 2012 and through February 28, 2013, the Company issued $2.1 billion in aggregate principal of senior unsecured notes.

        In January 2012, the Company issued $155.0 million in aggregate principal amount of senior unsecured notes due 2019 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The notes are senior unsecured obligations of the Company and bear interest at a rate of 7.375% per annum.

        In March 2012, the Company issued $1.0 billion in aggregate principal amount of senior unsecured notes due 2017 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The notes are senior unsecured obligations of the Company and bear interest at a rate of 5.625% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after March 16, 2013 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the Indenture, dated as of March 16, 2012, between the Company and Deutsche Bank Trust Company Americas, as trustee.

        In September and October 2012, the Company issued $450.0 and $50.0 million, respectively, in aggregate principal amount of senior unsecured notes due 2016 to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.5% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after September 26, 2013 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the Indenture, dated as of September 26, 2012, between the Company and Deutsche Bank Trust Company Americas, as trustee.

        In February 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 pursuant to an effective shelf registration statement that the Company

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

previously filed with the SEC. The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after February 5, 2014 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the Indenture, dated as of October 11, 2013, as amended and supplemented by the First Supplemental Indenture, dated as of February 5, 2013, between the Company and Deutsche Bank Trust Company Americas, as trustee.

        As of December 31, 2012, assuming the senior unsecured notes due 2020 had been issued the Company would have had $2.2 billion in senior unsecured notes outstanding. As of December 31, 2011, the Company had $120.0 million in senior unsecured notes outstanding.

Unsecured revolving credit facilities

        In May 2012, the Company entered into an $853.0 million three-year senior unsecured revolving credit facility (the "Syndicated Unsecured Revolving Credit Facility"). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015 and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500.0 million.

        Borrowings under the Syndicated Unsecured Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% with no LIBOR floor. The Company is required to pay a commitment fee in respect of unutilized commitments under the Syndicated Unsecured Revolving Credit Facility at a rate of 0.375%.

        As of February 28, 2013, the Company had added four additional lenders to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $240.0 million to $1.1 billion.

        The total amount outstanding under our unsecured revolving credit facilities was $420.0 million and $358.0 million as of December 31, 2012 and December 31, 2011, respectively.

Unsecured term financings

        During the year ended December 31, 2012, the Company entered into 10 additional unsecured term facilities aggregating $153.1 million with terms ranging from 1 to 6 years and bearing interest at fixed rates ranging from 1.00% to 4.25%. The total amount outstanding under our unsecured term facilities was $248.9 million and $148.2 million as of December 31, 2012 and December 31, 2011, respectively.

        The outstanding balance under our unsecured term facilities as of December 31, 2012 was comprised of $233.6 million fixed rate debt with interest rates ranging from 1.00% to 4.25% and $15.3 million floating rate debt at a rate of LIBOR plus 3.95%. The outstanding balance under our unsecured term facilities as of December 31, 2011 was comprised of $128.9 million fixed rate debt with interest rates ranging from 3.00% to 4.00% and $19.3 million floating rate debt at a rate of LIBOR plus 3.95%.

Convertible senior notes

        In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 (the "Convertible Notes") in an offering exempt from registration

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

under the Securities Act. The Convertible Notes were sold to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012. The Convertible Notes are convertible at the option of the holder into shares of our Class A Common Stock at a price of $30.23 per share.

Warehouse facilities

        We have a non-recourse, revolving credit facility (the "2010 Warehouse Facility"), dated April 21, 2011, as amended, which provides us with financing of up to $1.25 billion. The 2010 Warehouse Facility accrues interest at a rate of LIBOR plus 2.50% on drawn balances and at a fixed rate of 0.75% on undrawn balances. We are able to draw on the 2010 Warehouse Facility, as amended, during an availability period that ends in June 2013. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing, four-year term loan with an interest rate of LIBOR plus 3.25% for the initial three years of the term and margin step-ups during the remaining year that increase the interest to LIBOR plus 4.75%.

        As of December 31, 2012, the Company had borrowed $877.7 million under the 2010 Warehouse Facility and pledged 30 aircraft as collateral with a net book value of $1.3 billion. As of December 31, 2011, the Company had borrowed $1.0 billion under the 2010 Warehouse Facility and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $98.6 million and $86.9 million under the 2010 Warehouse Facility as of December 31, 2012 and December 31, 2011, respectively. We intend to continue to utilize the 2010 Warehouse Facility to finance aircraft acquisitions through 2013, as this facility provides us with ample liquidity to make opportunistic acquisitions of aircraft on short notice.

        In March 2012, a wholly-owned subsidiary of the Company entered into a $192.8 million senior secured warehouse facility (the "2012 Warehouse Facility") to refinance a pool of eight aircraft previously financed under the Company's 2010 Warehouse Facility (the "2010 Warehouse Facility" and together with the 2012 Warehouse Facility the "Warehouse Facilities").

        As of December 31, 2012, the Company had borrowed $184.1 million under the 2012 Warehouse Facility and pledged eight aircraft as collateral with a net book value of $256.6 million. The Company had pledged cash collateral and lessee deposits of $5.8 million under the 2012 Warehouse Facility as of December 31, 2012.

Secured term financing

        The Company funds some aircraft purchases through secured term financings. Wholly-owned subsidiaries of the Company will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by the wholly- owned subsidiaries to airlines. The Company may guarantee the obligations of the wholly-owned subsidiaries under the loan agreements. The loans may be secured by a pledge of the shares of the subsidiary, the aircraft, the lease receivables, security deposits, maintenance reserves or a combination thereof.

        During the year ended December 31, 2012, one of our wholly owned subsidiaries entered into a $35.0 million secured term facility, with recourse to the Company. The outstanding balance on our

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

secured term facilities was $688.6 million and $735.3 million at December 31, 2012 and December 31, 2011, respectively.

        The outstanding balance under our secured term facilities as of December 31, 2012 was comprised of $159.1 million fixed rate debt and $529.5 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.50% to LIBOR plus 3.59%, respectively. The outstanding balance under our secured term facilities as of December 31, 2011 was comprised of $184.3 million fixed rate debt and $551.0 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.50% to LIBOR plus 3.59%, respectively. In connection with these facilities, the Company pledged $1.1 billion in aircraft collateral as of December 31, 2012 and December 31, 2011.

Maturities

        Maturities of debt outstanding as of December 31, 2012 are as follows:

(dollars in thousands)
Years ending December 31,
2013	$388,369
2014	377,742
2015	772,292
2016	1,138,076
2017	1,132,852
Thereafter	585,024

Total(1)(2)	$4,394,355

(1)
As of December 31, 2012, the Company had $877.7 million of debt outstanding under the 2010 Warehouse Facility which matures in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company's option to an amortizing, four-year term loan and has been presented as such in the maturity schedule, above.

(2)
As of December 31, 2012, the Company had $420.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule, above.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Interest expense

        The following table shows the components of interest for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010:

	Year ended December 31, 2012	Year ended December 31, 2011	For the period from inception to December 31, 2010
	(dollars in thousands)
Interest on borrowings	$149,807	$55,252	$12,831
Less capitalized interest	(19,388)	(10,390)	(1,769)

Interest	130,419	44,862	11,062
Amortization of discounts and deferred debt issue costs	16,994	9,481	4,883
Extinguishment of debt	—	3,349	—
Amortization of convertible debt discounts	—	—	35,798

Interest expense	$147,413	$57,692	$51,743

        The Company recorded a one-time $35.8 million charge for the amortization of convertible debt discounts recorded during 2010. The $35.8 million charge in 2010 was a one-time, equity-neutral charge. This charge was a result of our issuance of $60.0 million of convertible notes at 6.0%, on May 7, 2010, to funds managed by Ares Management LLC and Leonard Green & Partners, L.P. and members of our management and Board of Directors (and their family members or affiliates) and simultaneously entering into a forward purchase arrangement with such funds managed by Ares Management LLC and Leonard Green & Partners, L.P. to purchase shares at a discounted price.

Note 4. Shareholders' equity

        In 2010, the Company authorized 500,000,000 shares of Class A Common Stock, $0.01 par value per share, of which 99,417,998 and 98,885,131 shares were issued and outstanding as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had authorized 10,000,000 shares of Class B Non-Voting Common Stock, $0.01 par value per share, of which 1,829,339 shares were issued and outstanding. The rights and obligations of the holders of Class A and Class B Non-Voting Common Stock are identical, except with respect to voting rights and conversion rights. The holders of Class A Common Stock possess all voting power, and are not convertible into Class B Non-Voting Common Stock.

        Each share of Class B Non-Voting Common Stock is convertible into one share of Class A Common Stock at the option of the holder, and is automatically converted at the time it is transferred to a third party unaffiliated with such initial holder, subject to the transfer restrictions.

        As of December 31, 2012 and 2011 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

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

Note 5. Rental Income

        At December 31, 2012 minimum future rentals on non-cancelable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2012, are as follows:

(dollars in thousands)
Years ending December 31,
2013	$727,908
2014	701,439
2015	656,261
2016	600,153
2017	530,148
Thereafter	1,788,074

Total	$5,003,983

        The Company earned $25.0 million, $11.0 million and $3.6 million in contingent rental revenue based on our lessees' usage of the aircraft for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Rental Income (Continued)

        The following table shows the scheduled lease terminations (for the minimum non-cancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio as of February 28, 2013:

Aircraft type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A319-100	1	—	2	1	2	1	7
Airbus A320-200	2	1	2	2	4	18	29
Airbus A321-200	—	—	—	2	1	2	5
Airbus A330-200	—	—	—	1	1	12	14
Airbus A330-300	—	—	—	—	—	3	3
Boeing B737-700	1	2	—	2	—	3	8
Boeing B737-800	—	6	11	5	8	8	38
Boeing B767-300ER	2	1	—	—	—	—	3
Boeing B777-200ER	—	—	—	—	—	1	1
Boeing B777-300ER	—	—	—	—	1	5	6
Embraer E175-200	—	—	—	—	—	8	8
Embraer E190-100	—	—	—	—	—	23	23
ATR 72-600	—	—	—	—	—	10	10

Total	6	10	15	13	17	94	155

        As of February 28, 2013, we have entered into new leases or sale agreements for three of the six aircraft with scheduled lease terminations in 2013.

Note 6. Concentration of risk

Geographical and credit risks

        As of December 31, 2012, all of the Company's rental revenues were generated by leasing flight equipment to foreign and domestic airlines, and currently the Company leases aircraft to 69 lessees in 40 countries compared to 55 lessees in 33 countries as of December 31, 2011.

        Over 90% of our aircraft are operated internationally based on net book value. The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Region	Net book value	% of total	Net book value	% of total
	(dollars in thousands)
Europe	$2,398,531	38.4%	$1,782,949	42.1%
Asia/Pacific	2,245,002	35.9%	1,355,432	32.0%
Central America, South America and Mexico	788,189	12.6%	515,145	12.2%
U.S. and Canada	457,546	7.3%	386,101	9.1%
The Middle East and Africa	362,595	5.8%	197,789	4.6%

Total	$6,251,863	100.0%	$4,237,416	100.0%

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk (Continued)

        At December 31, 2012 and 2011, we leased aircraft to customers in the following regions:

	December 31, 2012		December 31, 2011
Region	Number of customers(1)	% of total	Number of customers(1)	% of total
Europe	17	24.6%	13	23.6%
Asia/Pacific	28	40.6%	22	40.0%
Central America, South America and Mexico	9	13.0%	8	14.6%
U.S. and Canada	8	11.6%	7	12.7%
The Middle East and Africa	7	10.2%	5	9.1%

Total	69	100.0%	55	100.0%

(1)
A customer is an airline with its own operating certificate.

        The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline's principal place of business:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Region	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Europe	$253,376	39.2%	$151,566	45.6%
Asia/Pacific	215,537	33.4%	93,237	28.0%
Central America, South America and Mexico	84,341	13.1%	30,714	9.2%
U.S. and Canada	53,201	8.2%	39,350	11.8%
The Middle East and Africa	39,398	6.1%	17,852	5.4%

Total	$645,853	100.0%	$332,719	100.0%

        As our aircraft portfolio grows, we anticipate that a growing percentage of our aircraft will be located in the Asia/Pacific, the Central America, South America and Mexico, and the Middle East and Africa regions.

        The following table sets forth the revenue attributable to individual countries representing at least 10% of our rental of flight equipment revenue for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2012		Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Country	Amount of rental revenue	% of total	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
China	$75,451	11.7%	$39,603	11.9%	$6,091	10.7%
Italy	$71,007	11.0%	—	—	—	—
France	$67,411	10.4%	$62,240	18.7%	$8,598	15.1%
Germany	—	—	—	—	$15,153	26.5%

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk (Continued)

        The following table sets forth the revenue attributable to individual airlines representing at least 10% of our rental of flight equipment revenue for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, based on each airline's principal place of business.

	Year Ended December 31, 2012		Year Ended December 31, 2011		For the period from Inception to December 31, 2010
Customer(1)	Amount of rental revenue	% of total	Amount of rental revenue	% of total	Amount of rental revenue	% of total
	(dollars in thousands)
Alitalia	$71,007	11.0%	—	—	—	—
Air France	—	—	$45,444	13.7%	$8,598	15.1%
Air Berlin	—	—	—	—	$15,153	26.5%

(1)
A customer is an airline with its own operating certificate.

Currency risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

        The provision for income taxes consists of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(dollars in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	4	49	—
Deferred:
Federal	71,932	29,102	(8,547)
State	118	458	(328)
Foreign	—	—	—

Income tax expense (benefit)	$72,054	$29,609	$(8,875)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

        Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		For the Period from Inception to December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income taxes at statutory federal rate	$71,390	35.0%	$28,997	35.0%	$(21,320)	(35.0)%
State income taxes, net of federal income tax effect	75	0.1%	298	0.3%	(213)	(0.4)%
Nondeductible interest—convertible note	—	—	—	—	12,529	20.6%
Other	589	0.2%	314	0.4%	129	0.2%

	$72,054	35.3%	$29,609	35.7%	$(8,875)	(14.6)%

        The Company's net deferred tax assets (liabilities) are as follows:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Assets (Liabilities)
Equity compensation	$20,521	$16,057
Net operating losses	43,676	12,000
Rents received in advance	14,436	9,163
Accrued bonus	2,457	3,043
Other	6,546	3,730
Aircraft depreciation	(180,378)	(64,685)

Total (liabilities) assets	$(92,742)	$(20,692)

        The Company has net operating loss carry- forwards (NOLs) for federal income tax purposes of $128.4 million and $37.8 million as of December 31, 2012 and 2011, respectively, which are available to offset future taxable income in future periods and begin to expire in 2030. The Company has NOLs for state income tax purposes of $49.9 million and $37.4 million as of December 31, 2012 and 2011, respectively, which are available to offset future taxable income in future periods and begin to expire in 2030. The Company recognizes tax benefits associated with stock-based compensation directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the tax effect of the cumulative book compensation charge associated with the award. As of December 31, 2012 and 2011, the Company has windfall tax benefits of $3.7 million included in its U.S. net operating loss carryforward, but not reflected in deferred tax assets. The Company uses a with-and-without approach to determine if the excess tax deductions associated compensation costs have reduced income taxes payable.

        The Company has not recorded a deferred tax valuation allowance as of December 31, 2012 and 2011 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

sufficient during the periods in which those temporary differences are deductible or before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2012 and 2011 the Company has not recorded any liability for unrecognized tax benefits.

        The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2010 tax year and forward.

Note 8. Commitments and Contingencies

Aircraft Acquisition

        As of December 31, 2012 and through February 28, 2013, we had contracted to buy 325 new aircraft for delivery through 2023 as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	13	13	6	—	—	—	32
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A330-200/300	3	—	—	—	—	—	3
Airbus A350 XWB(1)	—	—	—	—	—	30	30
Boeing 737-800	12	13	17	18	11	4	75
Boeing 737-8/9 MAX(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	6	8	1	—	—	15
Boeing 787-9	—	—	—	—	1	11	12
ATR 72-600	6	2	—	—	—	—	8

Total	34	34	31	22	24	180	325

(1)
As of February 28, 2013, five of the Airbus A350 XWB aircraft were subject to reconfirmation.

(2)
As of February 28, 2013, 20 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

        Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $23.4 billion as of December 31, 2012 and through February 28, 2013 are as follows:

(dollars in thousands)
Years ending December 31,
2013	$1,896,952
2014	2,094,380
2015	2,133,061
2016	1,312,235
2017	1,559,400
Thereafter	14,449,731

Total	$23,445,759

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

        We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $564.7 million and $405.5 million as of December 31, 2012 and December 31, 2011, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Office Lease

        The Company's lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense of $2.5 million, $2.1 million and $0.5 million for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, respectively.

        Commitments for minimum rentals under the non-cancelable lease term at December 31, 2012 are as follows:

(dollars in thousands)
Years ending December 31,
2013	$2,325
2014	2,395
2015	2,467
2016	2,541
2017	2,617
Thereafter	18,083

Total	$30,428

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

        Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the year ended December 31, 2012, the Company excluded 3,358,408 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the year ended December 31, 2011, the Company excluded 3,375,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the period from inception to December 31, 2010, the Company

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Net Earnings Per Share (Continued)

excluded 206,749 shares related to these potentially dilutive securities from the computation of diluted earnings per share because they were anti-dilutive. In addition, the Company excluded 2,117,510, 2,613,539 and 3,225,907 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2012, 2011 and 2010, respectively.

        The following table sets forth the reconciliation of basic and diluted net income (loss) per share:

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
	(in thousands, except share data)
Basic net income per share:
Numerator
Net income (loss)	$131,919	$53,232	$(52,040)
Denominator
Weighted-average common shares outstanding	100,991,871	89,592,945	39,511,045
Basic net income per share	$1.31	$0.59	$(1.32)
Diluted net income per share:
Numerator
Net income (loss)	$131,919	$53,232	$(52,040)
Interest on convertible senior notes	5,627	560	—

Net income (loss) plus assumed conversions	$137,546	$53,792	$(52,040)
Denominator
Number of shares used in basic computation	100,991,871	89,592,945	39,511,045
Weighted-average effect of dilutive securities	6,664,592	823,401	—

Number of shares used in per share computation	107,656,463	90,416,346	39,511,045
Diluted net income per share	$1.28	$0.59	$(1.32)

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

        The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of December 31, 2012 or 2011.

Financial Instruments Not Measured at Fair Values

        The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2012 was $4,517.6 million compared to a book value of $4,384.7 million. The estimated fair value of debt financing as of December 31, 2011 was $2,591.0 million compared to a book value of $2,602.8 million.

        The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 31, 2012, but require disclosure of their fair values: cash and cash

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Fair Value Measurements (Continued)

equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2012 and 2011 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 11. Stock-based Compensation

        In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan ("Plan"), the number of stock options ("Stock Options") and restricted stock units ("RSUs") authorized under the Plan is approximately 8,193,088 as of December 31, 2012. Options are generally granted for a term of 10 years and generally vest over a three year period. There are two kinds of RSUs: those that vest based on the attainment of book-value goals and those that vest based on the attainment of TSR goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company's TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. As of December 31, 2012, the Company granted 3,375,908 Stock Options and 3,866,061 RSUs of which 193,914 are TSR RSUs.

        The Company recorded $ 31.7 million, $39.3 million and $24.0 million of stock-based compensation expense for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, respectively.

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

        Estimated volatility of the Company's common stock for new grants is determined by using historical volatility of the Company's peer group. Due to our limited operating history, there is no historical exercise data to provide a reasonable basis which the Company can use to estimate expected terms. Accordingly, the Company uses the "simplified method" as permitted under Staff Accounting Bulletin No. 110. The risk-free interest rate used in the option valuation model is derived from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. During the year ended December 31, 2012, the Company did not grant any

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

Stock Options. The average assumptions used to value stock-based payments during the year ended December 31, 2011 and the period from inception to December 31, 2010 are as follows:

	Year Ended December 31, 2011	For the period from Inception to December 31, 2010
Dividend yield	None	None
Expected term	5.9 years	6.0 years
Risk-free interest rate	2.4%	2.3%
Volatility	50.2%	52.7%

        A summary of stock option activity in accordance with the Company's stock option plan for the year ended December 31, 2012 follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)(1)
Balance at December 31, 2011	3,375,908	$20.39	8.50	$11,968
Granted	—	—	—	—
Exercised	(7,000)	$20.00	7.50	$18
Forfeited/canceled	(10,500)	$20.00	—	—

Balance at December 31, 2012	3,358,408	$20.39	7.49	$4,813
Vested and exercisable as of December 31, 2012	2,238,265	$20.20	7.48	$3,282
Vested and exercisable as of December 31, 2012 and expected to vest thereafter(2)	3,353,423	$20.39	7.49	$4,805

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $21.50 of our Class A Common Stock on December 31, 2012.

(2)
Options expected to vest reflect an estimated forfeiture rate.

        Stock-based compensation expense related to employee stock options for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, totaled $ 11.8 million, $12.0 million and $6.1 million, respectively.

        The following table summarizes additional information regarding outstanding and exercisable and vested at December 31, 2012:

	Options outstanding		Options exercisable and vested
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Number of shares	Weighted- average remaining life (in years)
$20.00	3,208,408	7.46	2,188,265	7.46
$28.80	150,000	8.31	50,000	8.31

$20.00 - $28.80	3,358,408	7.49	2,238,265	7.48

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

        As of December 31, 2012, there was $5.3 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 0.44 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Restricted Stock Units

        Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of book-value RSUs is determined based on the closing market price of the Company's Class A Common Stock on the date of grant, while the fair value of TSR RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period. Due to our limited stock history since the completion of our initial public offering on April 25, 2011, historical volatility was estimated based on all available stock history information. The dividend distributions were estimated to be zero based on dividend distributions before the valuation date.

        The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2012:

	Unvested Restricted Stock Units
	Number of shares	Weighted- average grant-date fair value
Unvested at December 31, 2011	2,613,539	$20.78
Granted	408,097	24.27
Vested	(890,110)	20.50
Forfeited/canceled	(14,016)	19.51

Unvested at December 31, 2012	2,117,510	$21.38

Expected to vest after December 31, 2012(1)	2,105,734	$21.61

(1)
RSUs expected to vest reflect an estimated forfeiture rate.

        At December 31, 2012, the outstanding RSUs are expected to vest as follows: 2013—955,182; 2014—904,372; and 2015—257,956. The Company recorded $ 19.9 million, $27.4 million and $17.9 million of stock-based compensation expense related to RSUs for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2010, respectively.

        As of December 31, 2012, there was $15.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 1.59 years.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Litigation

        On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC. The complaint also names as defendants certain executive officers and employees of the Company. The complaint was amended on November 30, 2012 and on January 18, 2013. Among other things, the suit alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint seeks an unspecified amount of damages and injunctive relief. The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. The amount or range of loss, if any, is not estimable at this time.

Note 13. Related party transactions

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

        In December 2011, the Company, through a limited liability company of which it is the sole member, entered into a purchase agreement to acquire a corporate aircraft. The right to purchase the corporate aircraft was formerly held by an unrelated entity controlled by Mr. Udvar-Házy, our Chairman and CEO. The parties conducted this transaction on an arm's-length basis. The Company believes, based on independent expert advice, that at the time the Company entered into the purchase agreement, the purchase price of the aircraft was significantly below the then-current fair market value for such aircraft. No financial payment was made, and no financial benefit was received, by Mr. Udvar-Házy.

        In March 2012, we entered into a Syndicated Unsecured Revolving Credit Facility under which Commonwealth Bank is a lender. See Note 3 of Notes to Consolidated Financial Statements.

        In April 2012, we entered into a Servicing Agreement with Commonwealth Bank of Australia and one of its subsidiaries at terms no more favorable than would be to an unrelated third party. Pursuant to the Servicing Agreement, we agreed to arrange the acquisition of a Boeing 777 aircraft on behalf of a subsidiary, to manage the lease of the aircraft to a third party, and if requested by the subsidiary, to

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Related party transactions (Continued)

remarket the aircraft for subsequent leases or for sale. In connection with this transaction, Commonwealth Bank of Australia paid us fees for acquiring the aircraft and for collecting the first rent payment under the lease, and will pay us a percentage of the contracted rent and the rent actually paid by the lessee each month. We may earn up to an aggregate of approximately $2.7 million in fees under the Servicing Agreement in connection with the acquisition of the aircraft and management of the current lease.

        In December 2012, we entered into an agreement with Commonwealth Bank of Australia and one of its subsidiaries for the sale of an Airbus A320-200 at terms no more favorable than would be to an unrelated third party. In addition, the Company entered into a Servicing Agreement with Commonwealth Bank of Australia to manage the lease of the aircraft to a third party and subsequent lessees, and if requested by the subsidiary, to remarket the aircraft for subsequent leases or for sale. In connection with this transaction, Commonwealth Bank of Australia paid us for the aircraft and for collecting the first rent payment under the lease subsequent to the sale, and will pay us a percentage of the contracted rent and the rent actually paid by the lessee each month. We recorded a gain of $1.9 million on the sale of the aircraft and may earn up to an aggregate of approximately $980,000 in fees under the Servicing Agreement in connection with the management of the current lease.

Note 14. Quarterly financial data (unaudited)

        The following table presents our unaudited quarterly results of operations for the two-year period ended December 31, 2012.

	Quarter Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012
	(in thousands, except share data)
Revenues	$55,215	$74,344	$92,125	$115,057	$132,553	$158,173	$174,925	$190,095
Income before taxes	4,924	10,888	28,341	38,688	41,610	43,884	57,193	61,286
Net income	3,176	7,023	18,271	24,762	26,927	28,172	37,011	39,809
Net income per share:
Basic	$0.05	$0.08	$0.18	$0.25	$0.27	$0.28	$0.37	$0.39
Diluted	$0.05	$0.08	$0.18	$0.24	$0.26	$0.28	$0.36	$0.38

        The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 15. Subsequent events

        In February 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 pursuant to an effective shelf registration statement that the Company previously filed with the SEC. The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after February 5, 2014 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the Indenture, dated as of October 11, 2013, as amended and supplemented by the First Supplemental Indenture, dated as of February 5, 2013, between the Company and Deutsche Bank Trust Company Americas, as trustee.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Subsequent events (Continued)

        In February 2013, the Company entered into a definitive purchase agreement and related letter agreements with Airbus. Pursuant to the purchase agreement, the Company agreed to purchase up to 25 A350 XWB family aircraft from Airbus, comprised of 20 A350-900 aircraft and five A350-1000 aircraft, with an option to purchase up to five additional A350-1000 aircraft. Deliveries of the A350 XWB aircraft are scheduled to commence in 2018 and continue through 2023.

        In February 2013, the Company amended a definitive purchase agreement and related letter agreements with Boeing. Pursuant to the amended purchase agreement, the Company agreed to purchase 10 additional Boeing 777-300ER aircraft from Boeing. Deliveries of the 10 Boeing 777-300ER aircraft are scheduled to commence in 2014 and continue through 2016.

        In February 2013, our board of directors adopted a cash dividend policy pursuant to which we intend to pay quarterly cash dividends of $0.025 per share on our outstanding common stock. The first quarterly cash dividend will be paid on March 26, 2013 to holders of record of our common stock as of March 21, 2013.

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

        We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, our management believes that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on these criteria.

        KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On February 26, 2013, the Company amended a definitive purchase agreement and related letter agreements with Boeing. Pursuant to the amended purchase agreement, the Company agreed to purchase 10 additional Boeing 777-300ER aircraft from Boeing. Deliveries of the 10 Boeing 777-300ER aircraft are scheduled to commence in 2014 and continue through 2016.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Except as set forth below or as contained in Part I above, under "Executive Officers of the Company", the other information required by this item is incorporated by reference to the "Corporate Governance" and the "Proposal 1: Election of Directors" sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 30, 2013.

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

Corporate Governance Guidelines

        We have adopted Corporate Governance Guidelines that are available on our website at www.airleasecorp.com under the Investors tab.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the "Corporate Governance" and the "Executive Compensation" sections of the 2013 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the "Ownership of Air Lease Corporation Securities" section of the 2013 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided in Item 5 of Part II above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the "Corporate Governance," "Other Matters" and "Proposal 1: Election of Directors" sections of our 2013 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the "Independent Auditor Fees and Services" section of our 2013 Proxy Statement.

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
3.2
Second Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011)
4.1*	Form of Specimen Class A Common Stock Certificate
4.2*	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent
4.3
Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2012)
4.4
Indenture, dated as of September 26, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2012)
4.5
First Supplemental Indenture, dated as of October 3, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed on October 3, 2012)
4.6
Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed with the SEC on October 12, 2012)
4.7
First Supplemental Indenture, dated as of February 5, 2013, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2013)
4.8	Form of 4.750% Senior Note due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2013)
10.1*	Warehouse Loan Agreement, dated as of May 26, 2010, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent
10.2*
Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent
10.3*§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan
10.4*§	Form of Restricted Stock Unit Award Agreement
10.5*§	Form of Option Award Agreement
10.6#	Warrant No. 3 to purchase 214,500 shares of Common Stock, dated August 25, 2010 (in replacement of Warrant No. 1 to purchase 214,500 shares of Common Stock, dated June 4, 2010)
10.7*	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010

Exhibit Number	Description
10.8*§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.9*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.10*§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger
10.11*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger
10.12*§	Form of Indemnification Agreement with directors and officers
10.13*†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.14*†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.15*†	Purchase Agreement Number PA-03524, dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company
10.16*†	Purchase Agreement, dated October 5, 2010, by and between Air Lease Corporation and Embraer—Empresa Brasileira de Aeronáutica S.A.
10.17*§	Amended and Restated Deferred Bonus Plan
10.18*§	Form of Grant Notice for Non-Employee Director Restricted Stock Units
10.19*†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.20*†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.21*†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.22*†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.23*†	Amendment N° 3 to the A330-200 Purchase Agreement, dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.24*†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.25*†	Amendment No. 1 to the Purchase Agreement COM0188-10, dated January 4, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.26*†	Amendment No. 2 to the Purchase Agreement COM0188-10, dated February 11, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.27*†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto

Exhibit Number	Description
10.28*†	Amendment No. 4 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.29*†	Amendment No. 5 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.30*†	Amendment No. 3 to the Purchase Agreement COM0188-10, dated February 28, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
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
10.34
Arrangement for directors' fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 30, 2013).
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics (filed as an exhibit of the same number to Form 8-K filed on November 22, 2011 and incorporated herein by reference).
21.1	List of Subsidiaries of Air Lease Corporation
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101	The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

Air Lease Corporation
By:	/s/ GREGORY B. WILLIS Gregory B. Willis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN F. UDVAR-HÁZY Steven F. Udvar-Házy	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
/s/ JOHN L. PLUEGER John L. Plueger	President, Chief Operating Officer and Director	February 28, 2013
/s/ JOHN G. DANHAKL John G. Danhakl	Director	February 28, 2013
/s/ MATTHEW J. HART Matthew J. Hart	Director	February 28, 2013
/s/ ROBERT A. MILTON Robert A. Milton	Director	February 28, 2013
Antony P. Ressler	Director	February 28, 2013

Signature	Title	Date

/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 28, 2013
/s/ IAN M. SAINES Ian M. Saines	Director	February 28, 2013
/s/ DR. RONALD D. SUGAR Dr. Ronald D. Sugar	Director	February 28, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Air Lease Corporation
3.2à
Second Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011)
4.1*	Form of Specimen Class A Common Stock Certificate
4.2*	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent
4.3
Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2012)
4.4
Indenture, dated as of September 26, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2012)
4.5
First Supplemental Indenture, dated as of October 3, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed on October 3, 2012)
4.6
Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed with the SEC on October 12, 2012)
4.7
First Supplemental Indenture, dated as of February 5, 2013, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2013)
4.8	Form of 4.750% Senior Note due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2013)
10.1*	Warehouse Loan Agreement, dated as of May 26, 2010, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent
10.2*
Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent
10.3*§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan
10.4*§	Form of Restricted Stock Unit Award Agreement
10.5*§	Form of Option Award Agreement
10.6#	Warrant No. 3 to purchase 214,500 shares of Common Stock, dated August 25, 2010 (in replacement of Warrant No. 1 to purchase 214,500 shares of Common Stock, dated June 4, 2010)
10.7*	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010

Exhibit Number	Description
10.8*§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.9*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy
10.10*§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger
10.11*§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger
10.12*§	Form of Indemnification Agreement with directors and officers
10.13*†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.14*†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.15*†	Purchase Agreement Number PA-03524, dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company
10.16*†	Purchase Agreement, dated October 5, 2010, by and between Air Lease Corporation and Embraer—Empresa Brasileira de Aeronáutica S.A.
10.17*§	Amended and Restated Deferred Bonus Plan
10.18*§	Form of Grant Notice for Non-Employee Director Restricted Stock Units
10.19*†	Amendment No. 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.20*†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.21*†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.
10.22*†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.23*†	Amendment N° 3 to the A330-200 Purchase Agreement, dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.24*†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.
10.25*†	Amendment No. 1 to the Purchase Agreement COM0188-10, dated January 4, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.26*†	Amendment No. 2 to the Purchase Agreement COM0188-10, dated February 11, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.27*†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto

Exhibit Number	Description
10.28*†	Amendment No. 4 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.29*†	Amendment No. 5 to the Purchase Agreement COM0188-10, dated March 21, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
10.30*†	Amendment No. 3 to the Purchase Agreement COM0188-10, dated February 28, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer—Empresa Brasileira de Aeronáutica S.A.)
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
10.34
Arrangement for directors' fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 30, 2013).
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics (filed as an exhibit of the same number to Form 8-K filed on November 22, 2011 and incorporated herein by reference).
21.1	List of Subsidiaries of Air Lease Corporation
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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