Form 10-Q
period 2013-03-31
AIR LEASE CORP
filed 2013-05-09
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At May 9, 2013, there were 99,455,339 shares of Air Lease Corporation’s Class A Common Stock outstanding and 1,829,339 shares of Air Lease Corporation’s Class B Non-Voting Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2013

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

•                                          potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•                                          the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$217,623	$230,089
Restricted cash	110,558	106,307

Flight equipment subject to operating leases	6,981,975	6,598,898
Less accumulated depreciation	(410,898)	(347,035)
	6,571,077	6,251,863

Deposits on flight equipment purchases	776,472	564,718
Deferred debt issue costs—less accumulated amortization of $36,891 and $32,288 as of March 31, 2013 and December 31, 2012, respectively	80,161	74,219
Other assets	199,784	126,428
Total assets	$7,955,675	$7,353,624
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$104,045	$90,169
Debt financing	4,861,201	4,384,732
Security deposits and maintenance reserves on flight equipment leases	453,922	412,223
Rentals received in advance	46,971	41,137
Deferred tax liability	114,418	92,742
Total liabilities	$5,580,557	$5,021,003
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 99,455,339 and 99,417,998 shares at March 31, 2013 and December 31, 2012, respectively	991	991
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares	18	18
Paid-in capital	2,203,534	2,198,501
Retained earnings	170,575	133,111
Total shareholders’ equity	2,375,118	2,332,621
Total liabilities and shareholders’ equity	$7,955,675	$7,353,624

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenues
Rental of flight equipment	$190,103	$131,737
Interest and other	1,894	816
Total revenues	191,997	132,553

Expenses
Interest	40,230	21,914
Amortization of discounts and deferred debt issue costs	5,210	2,867
Interest expense	45,440	24,781

Depreciation of flight equipment	63,863	44,336
Selling, general and administrative	14,247	13,609
Stock-based compensation	6,775	8,217
Total expenses	130,325	90,943

Income before taxes	61,672	41,610
Income tax expense	(21,676)	(14,683)
Net income	$39,996	$26,927

Net income per share of Class A and Class B Common Stock:
Basic	$0.39	$0.27
Diluted	$0.38	$0.26
Weighted-average shares outstanding:
Basic	101,260,614	100,717,302
Diluted	108,346,885	107,426,789

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2012	—	$—	99,417,998	$991	1,829,339	$18	$2,198,501	$133,111	$2,332,621
Common stock issued	—	—	63,899	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	6,775	—	6,775
Cash dividends declared	—	—	—	—	—	—	—	(2,532)	(2,532)
Tax withholding related to vesting of restricted stock units	—	—	(26,558)	—	—	—	(1,742)	—	(1,742)
Net income	—	—	—	—	—	—	—	39,996	39,996
Balance at March 31, 2013	—	$—	99,455,339	$991	1,829,339	$18	$2,203,534	$170,575	$2,375,118

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Operating Activities
Net income	$39,996	$26,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	63,863	44,336
Stock-based compensation	6,775	8,217
Deferred taxes	21,676	14,679
Amortization of discounts and deferred debt issue costs	5,210	2,867
Changes in operating assets and liabilities:
Other assets	6,739	(7,658)
Accrued interest and other payables	11,048	7,529
Rentals received in advance	5,834	4,625
Net cash provided by operating activities	161,141	101,522
Investing Activities
Acquisition of flight equipment under operating lease	(323,431)	(458,710)
Payments for deposits on flight equipment purchases	(299,029)	(104,006)
Acquisition of furnishings, equipment and other assets	(36,708)	(35,113)
Net cash used in investing activities	(659,168)	(597,829)
Financing Activities
Cash dividends paid	(2,532)	—
Tax witholdings related to vesting of restricted stock units	(1,742)	—
Net change in unsecured revolving facilities	25,000	(245,500)
Proceeds from debt financings	551,030	1,465,949
Payments in reduction of debt financings	(99,953)	(178,433)
Restricted cash	(4,251)	(16,220)
Debt issue costs	(10,760)	(23,291)
Security deposits and maintenance reserve receipts	40,333	26,703
Security deposits and maintenance reserve disbursements	(11,564)	(11,440)
Net cash provided by financing activities	485,561	1,017,768
Net (decrease) increase in cash	(12,466)	521,461
Cash and cash equivalents at beginning of period	230,089	281,805
Cash and cash equivalents at end of period	$217,623	$803,266
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $6,899 and $3,949 at March 31, 2013 and 2012	$30,600	$17,408
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment	$108,493	$105,590

See accompanying notes

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2013, and for all periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 3.         Debt Financing

The Company’s consolidated debt as of March 31, 2013 and December 31, 2012 are summarized below (in thousands):

	March 31, 2013	December 31, 2012
Unsecured
Senior notes	$2,163,950	$1,775,000
Revolving credit facilities	445,000	420,000
Term financings	199,229	248,916
Convertible senior notes	200,000	200,000
	3,008,179	2,643,916
Secured
Warehouse facilities	1,045,292	1,061,838
Term financings	740,431	688,601
Export credit financing	76,530	—
	1,862,253	1,750,439

Total secured and unsecured debt financing	4,870,432	4,394,355
Less: Debt discount	(9,231)	(9,623)
Total debt	$4,861,201	$4,384,732

At March 31, 2013, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity, unencumbered assets and interest coverage ratios.

The Company’s secured obligations as of March 31, 2013 and December 31, 2012 are summarized below (in thousands, except number of aircraft which are reflected in units):

	March 31, 2013	December 31, 2012
Nonrecourse	$1,068,203	$1,085,941
Recourse	794,050	664,498
Total	$1,862,253	$1,750,439
Number of aircraft pledged as collateral	57	55
Net book value of aircraft pledged as collateral	$2,803,565	$2,728,636

Senior unsecured notes

In February 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 pursuant to the Company’s effective shelf registration statement previously filed with the SEC.  The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum.  The notes will bear additional interest of 0.50% per annum during any period from and after February 5, 2014 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the related Indenture.

Unsecured revolving credit facilities

In May 2012, the Company entered into an $853.0 million three-year senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015. Borrowings under the Syndicated Unsecured Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% with no LIBOR floor. The Company is required to pay a commitment fee in respect of unutilized commitments under the Syndicated Unsecured Revovling Credit Facility at a rate of 0.375%.  As of March 31, 2013, the Company had added four additional lenders to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $240.0 million to $1.1 billion. The total amount outstanding under our unsecured revolving credit facilities was $445.0 million and $420.0 million as of March 31, 2013 and December 31, 2012, respectively.

On May 7, 2013, the Company completed an amendment to its Syndicated Unsecured Revolving Credit Facility. Pursuant to the amendment we have increased the aggregate principal amount by $607.0 million to $1.7 billion, extending the availability period from 3 years to 4 years to May 2017, and reducing the pricing from LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

Warehouse facilities

As of March 31, 2013, the Company had borrowed $1.0 billion under our Warehouse Facilities and pledged 37 aircraft as collateral with a net book value of $1.5 billion. As of December 31, 2012, the Company had borrowed $1.1 billion under the Warehouse Facilities and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $99.7 million and $104.3 million at March 31, 2013 and December 31, 2012, respectively.

Secured term financings

During the quarter ended March 31, 2013, the Company entered into two additional secured term facilities aggregating $75.0 million with terms of six and seven years and bearing interest at a floating rate of LIBOR plus a margin of 2.85% and a fixed rate of 4.25%, respectively. The outstanding balance on our secured term facilities was $740.4 million and $688.6 million at March 31, 2013 and December 31, 2012, respectively.

Export credit financings

In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”). The notes will mature on August 15, 2024 and will bear interest at a rate of 1.617% per annum. The Company used the proceeds of the offering to refinance a portion of the purchase price of two Boeing 737-800 aircraft and the related premium charged by Ex-Im Bank for its guarantee of the notes.

Maturities

Maturities of debt outstanding as of March 31, 2013, after giving effect to the amendment of our Unsecured Revolving Credit Facility, are as follows (in thousands):

Years ending December 31,
2013	$312,047
2014	391,022
2015	365,433
2016	1,148,280
2017	1,593,706
Thereafter	1,059,944
Total(1)(2)	$4,870,432

(1)         As of March 31, 2013, the Company had $864.3 million of debt outstanding under the 2010 Warehouse Facility for which the availability period expires in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the maturity schedule above.

(2)         As of March 31, 2013, the Company had $445.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above. Maturities of outstanding drawn balances under the Syndicated Unsecured Revolving Credit Facility have been presented as amended on May 7, 2013.

Note 4.         Commitments and Contingencies

Aircraft Acquisition

As of March 31, 2013 and through May 9, 2013, we had commitments to acquire a total of 323 new aircraft for delivery as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	9	13	6	—	—	—	28
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A330-200/300	2	—	—	—	—	—	2
Airbus A350-900/1000(1)	—	—	—	—	—	30	30
Boeing 737-800	12	13	17	18	11	4	75
Boeing 737-8/9 MAX(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	6	8	1	—	—	15
Boeing 787-9	—	—	—	—	1	11	12
ATR 72-600	6	4	1	—	—	—	11
Total	29	36	32	22	24	180	323

(1)     As of May 9, 2013, five of the Airbus A350-900/1000 aircraft were subject to reconfirmation.

(2)     As of May 9, 2013, 20 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $22.9 billion at March 31, 2013 and through May 9, 2013 are as follows (in thousands):

Years ending December 31,
2013	$1,387,197
2014	2,225,998
2015	2,010,361
2016	1,312,235
2017	1,559,400
Thereafter	14,449,731
Total	$22,944,922

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $776.5 million and $564.7 million as of March 31, 2013 and December 31, 2012, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

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

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three months ended March 31, 2013, the Company excluded 150,000 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  For the three months ended March 31, 2012, the Company excluded 3,365,908 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 2,192,931 and 2,970,643 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2013 and 2012, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended March 31,
	2013	2012
Basic net income per share:
Numerator
Net income	$39,996	$26,927
Denominator
Weighted-average common shares outstanding	101,260,614	100,717,302
Basic net income per share	$0.39	$0.27
Diluted net income per share:
Numerator
Net income	$39,996	$26,927
Assumed conversion of convertible senior notes	1,407	1,480
Net income plus assumed conversions	$41,403	$28,407
Denominator
Number of shares used in basic computation	101,260,614	100,717,302
Weighted-average effect of dilutive securities	7,086,271	6,709,487
Number of shares used in per share computation	108,346,885	107,426,789
Diluted net income per share	$0.38	$0.26

Note 6.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of March 31, 2013 or December 31, 2012.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2013 was $5,057.4 million compared to a book value of $4,861.2 million. The estimated fair value of debt financing as of December 31, 2012 was $4,517.6 million compared to a book value of $4,384.7 million.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at March 31, 2013, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2013 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.         Stock-based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“Plan”), the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of March 31, 2013. Options are generally granted for a term of 10 years and generally vest over a three year period. There are two kinds of RSUs: those that vest based on the attainment of book-value goals and those that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.  As of March 31, 2013, the Company had granted 3,375,908 Stock Options and 4,005,381 RSUs of which 263,569 are TSR RSUs.

The Company recorded $6.8 million and $8.2 million of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Stock Options

A summary of stock option activity in accordance with the Company’s stock option plan as of March 31, 2013, and changes for the three month period then ended, follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)(1)
Balance at December 31, 2012	3,358,408	$20.39	7.49	$4,813
Granted	—	—	—	—
Exercised	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Balance at March 31, 2013	3,358,408	$20.39	7.25	$29,980
Vested and exercisable as of March 31, 2013	2,238,265	$20.20	7.23	$20,421
Vested and exercisable as of March 31, 2013 and expected to vest thereafter(2)	3,353,423	$20.39	7.25	$29,934

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

(2)         Options expected to vest reflect an estimated forfeiture rate.

Stock-based compensation expense related to employee stock options for the three months ended March 31, 2013 and 2012 totaled $2.9 million and $2.8 million, respectively.

The following table summarizes additional information regarding outstanding and exercisable and vested options at March 31, 2013:

	Options outstanding		Options exercisable and vested
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Number of shares	Weighted- average remaining life (in years)
$20.00	3,208,408	7.21	2,188,265	7.21
$28.80	150,000	8.07	50,000	8.07
$20.00 -$28.80	3,358,408	7.25	2,238,265	7.23

As of March 31, 2013, there was $2.4 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of one year. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

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

During the three months ended March 31, 2013, the Company granted 139,320 RSUs of which 69,655 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2013:

	Unvested Restricted Stock Units
	Number of shares	Weighted-average grant-date fair value
Unvested at December 31, 2012	2,117,510	$21.38
Granted	139,320	31.53
Vested	(63,899)	24.65
Forfeited/canceled	—	—
Unvested at March 31, 2013	2,192,931	$21.95
Expected to vest after March 31, 2013(1)	2,177,818	$22.16

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $3.8 million and $5.4 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $15.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.2 years.

Note 8. Litigation

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

Note 9.  Subsequent Events

On May 9, 2013, our Board of Directors approved our second quarterly cash dividend of $0.025 per share on our outstanding common stock. The dividend will be paid on July 8, 2013 to holders of record of our common stock as of June 17, 2013.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

During the quarter ended March 31, 2013, the Company continued to execute on our primary business plan to acquire new, fuel-efficient commercial aircraft from aircraft manufacturers and to lease those aircraft to airlines around the world. We grew our fleet primarily through the acquisition of five aircraft from our new order pipeline supplemented by two purchases of used aircraft acquired in the secondary market. We continued to supplement our leasing revenues by providing management services to investors and/or owners of aircraft portfolios, for which we receive fee-based revenue. These services include leasing, re-leasing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. As of March 31, 2013, we managed four aircraft compared to two aircraft as of March 31, 2012. In addition to our leasing activities and management services, and depending on market conditions, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

We ended the first quarter of 2013 with 162 aircraft comprised of 123 single-aisle narrowbody jet aircraft, 29 twin-aisle widebody jet aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years. We ended the first quarter of 2012 with 114 aircraft, comprised of 88 single-aisle narrowbody jet aircraft, 22 twin-aisle widebody jet aircraft and 4 turboprop aircraft, with a weighted average age of 3.5 years and a weighted average remaining lease term of 7.1 years. Our fleet grew by 5.1% based on net book value to $6.6 billion as of March 31, 2013 compared to $6.3 billion as of December 31, 2012.

The acquisition and lease of additional aircraft resulted in a 44.3% increase in our rental revenue to $190.1 million for the quarter ended March 31, 2013 compared to $131.7 million for the quarter ended March 31, 2012. Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

We recorded earnings before income taxes of $61.7 million for the quarter ended March 31, 2013 compared to $41.6 million for the quarter ended March 31, 2012, an increase of $20.1 million or 48.2%. Our profitability increased year over year as our pretax profit margin increased to 32.1% for the quarter ended March 31, 2013 compared to 31.4% for the quarter ended March 31, 2012. Diluted earnings per share increased to $0.38 for the quarter ended March 31, 2013 compared to $0.26 for the quarter ended March 31, 2012, an increase of 46%.

Our financing plans remained focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and limited utilization of export credit financing. During the quarter ended March 31, 2013 and through May 9, 2013, we entered into additional debt facilities aggregating $1.2 billion, which included a $607.0 million addition to our Syndicated Unsecured Revolving Credit Facility, $400.0 million in senior unsecured notes due 2020 bearing interest at a rate of 4.75%, $76.5 million of secured notes due 2024 which bear interest at a rate of 1.6% and are guaranteed by Ex-Im Bank and additional facilities aggregating $75.0 million. In May 2013, the Company received a corporate credit rating of A- from Kroll Bond Ratings which further broadens our access to attractively priced capital.

During the quarter ended March 31, 2013 and through May 9, 2013, we entered into binding commitments to acquire up to 45 additional aircraft from Airbus, Boeing and ATR. From Airbus, we agreed to purchase up to 30 A350-900/1000 family aircraft, five of which are subject to reconfirmation. From Boeing, we agreed to purchase an additional 10 Boeing 777-300ER aircraft. Deliveries of the additional aircraft we are purchasing from Airbus and Boeing are scheduled to commence in 2014 and to continue through 2023. From ATR, we agreed to purchase five additional ATR 72-600 aircraft which are scheduled to deliver in 2013 through 2015.

Our fleet

Portfolio metrics of our fleet as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Fleet size	162	155
Weighted-average fleet age(1)	3.5 years	3.5 years
Weighted-average remaining lease term(1)	7.1 years	6.8 years
Aggregate fleet net book value	$6,571,077	$6,251,863

(1)               Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
Region	Net book value	% of total	Net book value	% of total
Asia/Pacific	$2,575,834	39.2%	$2,245,002	35.9%
Europe	2,375,086	36.1	2,398,531	38.4
Central America, South America and Mexico	809,212	12.3	788,189	12.6
U.S. and Canada	452,322	6.9	457,546	7.3
The Middle East and Africa	358,623	5.5	362,595	5.8
Total	$6,571,077	100.0%	$6,251,863	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Aircraft type	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319-100	7	4.3%	7	4.5%
Airbus A320-200	33	20.4	29	18.7
Airbus A321-200	5	3.1	5	3.2
Airbus A330-200	15	9.3	14	9.0
Airbus A330-300	4	2.5	3	1.9
Boeing 737-700	8	4.9	8	5.2
Boeing 737-800	38	23.5	38	24.5
Boeing 767-300ER	3	1.8	3	1.9
Boeing 777-200ER	1	0.6	1	0.7
Boeing 777-300ER	6	3.7	6	3.9
Embraer E175	8	4.9	8	5.2
Embraer E190	24	14.8	23	14.8
ATR 72-600	10	6.2	10	6.5
Total	162	100.0%	155	100.0%

As of March 31, 2013 and through May 9, 2013, we had commitments to acquire a total of 323 new aircraft for delivery as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	9	13	6	—	—	—	28
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A330-200/300	2	—	—	—	—	—	2
Airbus A350-900/1000(1)	—	—	—	—	—	30	30
Boeing 737-800	12	13	17	18	11	4	75
Boeing 737-8/9 MAX(2)	—	—	—	—	—	100	100
Boeing 777-300ER	—	6	8	1	—	—	15
Boeing 787-9	—	—	—	—	1	11	12
ATR 72-600	6	4	1	—	—	—	11
Total	29	36	32	22	24	180	323

(1)     As of May 9, 2013, five of the Airbus A350-900/1000 aircraft were subject to reconfirmation.

(2)     As of May 9, 2013, 20 of the Boeing 737-8/9 MAX aircraft were subject to reconfirmation.

Our current lease placements are in line with expectations and are progressing well. As of March 31, 2013 and through May 9, 2013, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2013	29	29	100.0%
2014	36	33	91.7
2015	32	17	53.1
2016	22	3	13.6
2017	24	1	4.2
Thereafter	180	7	3.9
Total	323	90	27.9%

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines and we derive more than 90% of our revenues from airlines domiciled outside of the United States. As of March 31, 2013, we had 162 aircraft leased under operating leases to 71 airlines based in 41 countries and we anticipate that most of our revenues in the future will be generated from foreign lessees.

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

Despite industry cyclicality and current stresses, we remain optimistic about the long-term future of commercial aviation and the growing role that ALC will have in the fleet transactions which will facilitate its continued growth.

Liquidity and Capital Resources

Overview

As we grow our business, our financing strategy remains focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and limited utilization of export credit financing. In May 2013, the Company received a corporate credit rating of A- from Kroll Bond Ratings which further broadens our access to attractively priced capital.

Our substantial cash requirements will continue as we expand our fleet through the purchase commitments in our pipeline. However, we believe that we will have sufficient liquidity to satisfy the operating requirements of our business through the next 12 months.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.

Debt

Our debt financing was comprised of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Unsecured
Senior notes	$2,163,950	$1,775,000
Revolving credit facilities	445,000	420,000
Term financings	199,229	248,916
Convertible senior notes	200,000	200,000
	3,008,179	2,643,916
Secured
Warehouse facilities	1,045,292	1,061,838
Term financings	740,431	688,601
Export credit financing	76,530	—
	1,862,253	1,750,439

Total secured and unsecured debt financing	4,870,432	4,394,355
Less: Debt discount	(9,231)	(9,623)
Total debt	$4,861,201	$4,384,732
Selected interest rates and ratios:
Composite interest rate(1)	4.05%	3.94%
Composite interest rate on fixed debt(1)	5.11%	5.06%
Percentage of total debt at fixed rate	57.95%	53.88%

(1)   This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

In February 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 pursuant to the Company’s effective shelf registration statement previously filed with the SEC.  The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum.  The notes will bear additional interest of 0.50% per annum during any period from and after February 5, 2014 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the related Indenture.

Unsecured revolving credit facilities

In May 2012, the Company entered into an $853.0 million three-year senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). The Syndicated Unsecured Revolving Credit Facility will mature on May 4, 2015. Borrowings under the Syndicated Unsecured Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% with no LIBOR floor. The Company is required to pay a commitment fee in respect of unutilized commitments under the Syndicated Unsecured Revovling Credit Facility at a rate of 0.375%.  As of March 31, 2013, the Company had added four additional lenders to the Syndicated Unsecured Revolving Credit Facility and increased the aggregate principal amount by $240.0 million to $1.1 billion.  The total amount outstanding under our unsecured revolving credit facilities was $445.0 million and $420.0 million as of March 31, 2013 and December 31, 2012, respectively.

On May 7, 2013, the Company completed an amendment to its Syndicated Unsecured Revolving Credit Facility. Pursuant to the amendment we have increased the aggregate principal amount by $607.0 million to $1.7 billion, extending the availability period from 3 years to 4 years to May 2017, and reducing the pricing from LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

Warehouse facilities

As of March 31, 2013, the Company had borrowed $1.0 billion under our Warehouse Facilities and pledged 37 aircraft as collateral with a net book value of $1.5 billion. As of December 31, 2012, the Company had borrowed $1.1 billion under the Warehouse Facilities and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $99.7 million and $104.3 million at March 31, 2013 and December 31, 2012, respectively.

Secured term financings

During the quarter ended March 31, 2013, the Company entered into two additional secured term facilities aggregating $75.0 million with terms of 6 and 7 years and bearing interest at fixed rates of 3.36% and 4.25%, respectively. The outstanding balance on our secured term facilities was $740.4 million and $688.6 million at March 31, 2013 and December 31, 2012, respectively.

Export credit financings

In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”). The notes will mature on August 15, 2024 and will bear interest at a rate of 1.617% per annum. The Company used the proceeds of the offering to refinance a portion of the purchase price of two Boeing 737-800 aircraft and the related premium charged by Ex-Im Bank for its guarantee of the notes.

Liquidity

During the quarter ended March 31, 2013 and through May 9, 2013, we entered into debt facilities aggregating $1.2 billion, which included a $607.0 million addition to our Syndicated Unsecured Revolving Credit Facility, $400.0 million in senior unsecured notes due 2020, $76.5 million of secured notes due 2024 guaranteed by Ex-Im Bank and additional facilities aggregating $75.0 million. We ended the first quarter of 2013 with total debt outstanding of $4.9 billion compared to $4.4 billion as of December 31, 2012. We continued to focus on diversifying our banking group to broaden our access to capital and as of March 31, 2013 and through May 9, 2013 had developed a 40 member, globally diversified banking group, which has provided us in excess of $4.0 billion in financing. We ended the first quarter of 2013 with total unsecured debt outstanding of $3.0 billion compared to $2.6 billion as of December 31, 2012, increasing the Company’s unsecured debt as a percentage of total debt to 61.8% as of March 31, 2013 compared to 60.2% as of December 31, 2012, while maintaining a composite cost of funds of 4.05%.

We increased our cash flows from operations by 59% or $59.6 million to $161.1 million for the three months ended March 31, 2013 compared to $101.5 million for the three months ended March 31, 2012. Our cash flows from operations contributed significantly to our liquidity position. We ended the first quarter of 2013 with available liquidity of $1.3 billion which is comprised of unrestricted cash of $217.6 million and undrawn balances under our Warehouse Facilities and unsecured revolving credit facilities of $1.1 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next 12 months.

Our financing plan for the remainder of 2013 is focused on continuing to raise unsecured debt in the global bank market and through international and domestic capital markets transactions, reinvesting cash flow from operations and to a limited extent through government guaranteed loan programs from the Ex-Im Bank in support of our new Boeing aircraft deliveries.  In May 2013, the Company received a corporate credit rating of A- from Kroll Bond Ratings which further broadens our access to attractively priced capital.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012, some of which are outside of our control.

Results of Operations

The following table presents our historical operating results for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenues
Rental of flight equipment	$190,103	$131,737
Interest and other	1,894	816
Total revenues	191,997	132,553
Expenses
Interest	40,230	21,914
Amortization of discounts and deferred debt issue costs	5,210	2,867
Interest expense	45,440	24,781
Depreciation of flight equipment	63,863	44,336
Selling, general and administrative	14,247	13,609
Stock-based compensation	6,775	8,217
Total expenses	130,325	90,943
Income before taxes	61,672	41,610
Income tax expense	(21,676)	(14,683)
Net income	$39,996	$26,927

Net income per share of Class A and B Common Stock
Basic	$0.39	$0.27
Diluted	$0.38	$0.26

Other Financial Data:
Adjusted net income(1)	$47,769	$34,100
Adjusted EBITDA(2)	$177,258	$118,317

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$161,141	$101,522
Depreciation of flight equipment	(63,863)	(44,336)
Stock-based compensation	(6,775)	(8,217)
Deferred taxes	(21,676)	(14,679)
Amortization of discounts and deferred debt issue costs	(5,210)	(2,867)
Changes in operating assets and liabilities:
Other assets	(6,739)	7,658
Accrued interest and other payables	(11,048)	(7,529)
Rentals received in advance	(5,834)	(4,625)
Net income	39,996	26,927
Amortization of discounts and deferred debt issue costs	5,210	2,867
Stock-based compensation	6,775	8,217
Tax effect	(4,212)	(3,911)
Adjusted net income	$47,769	$34,100

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$39,996	$26,927
Amortization of discounts and deferred debt issue costs	5,210	2,867
Stock-based compensation	6,775	8,217
Tax effect	(4,212)	(3,911)
Adjusted net income	$47,769	$34,100

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$161,141	$101,522
Depreciation of flight equipment	(63,863)	(44,336)
Stock-based compensation	(6,775)	(8,217)
Deferred taxes	(21,676)	(14,679)
Amortization of discounts and deferred debt issue costs	(5,210)	(2,867)
Changes in operating assets and liabilities:
Other assets	(6,739)	7,658
Accrued interest and other payables	(11,048)	(7,529)
Rentals received in advance	(5,834)	(4,625)
Net income	39,996	26,927
Net interest expense	44,948	24,154
Income taxes	21,676	14,683
Depreciation	63,863	44,336
Stock-based compensation	6,775	8,217
Adjusted EBITDA	$177,258	$118,317

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Reconciliation of net income to adjusted EBITDA:
Net income	$39,996	$26,927
Net interest expense	44,948	24,154
Income taxes	21,676	14,683
Depreciation	63,863	44,336
Stock-based compensation	6,775	8,217
Adjusted EBITDA	$177,258	$118,317

Three months ended March 31, 2013, compared to the three months ended March 31, 2012

Rental revenue

As of March 31, 2013, we grew our fleet to 162 aircraft with a net book value of $6.6 billion and recorded $190.1 million in rental revenue for the three months then ended, which included overhaul revenue of $7.2 million. In the prior year, as of March 31, 2012, we acquired 114 aircraft at a total cost of $4.9 billion and recorded $131.7 million in rental revenue for the three months then ended, which included overhaul revenue of $3.5 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of March 31, 2013 and March 31, 2012.

Interest expense

Interest expense totaled $45.4 million for the three months ended March 31, 2013 compared to $24.8 million for the three months ended March 31, 2012. The change was primarily due to an increase in our average outstanding debt balances resulting in a $18.3 million increase in interest and an increase of $2.3 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $63.9 million in depreciation expense of flight equipment for the three months ended March 31, 2013 compared to $44.3 million for the three months ended March 31, 2012. The increase in depreciation expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $14.2 million for the three months ended March 31, 2013 compared to $13.6 million for the three months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenue decreased to 7.4% for the three months ended March 31, 2013 compared to 10.3% for the three months ended March 31, 2012. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expenses to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $6.8 million for the three months ended March 31, 2013 compared to $8.2 million for the three months ended March 31, 2012. This decrease is primarily a result of the tranche by tranche expense recognition pattern related to our book-value RSUs, partially offset by grants made during the first quarter ended March 31, 2013. See Note 7 of Notes to Consolidated Financial Statements for additional information about stock-based compensation.

Taxes

The effective tax rate for the three months ended March 31, 2013 was 35.1% compared to 35.3% for the three months ended March 31, 2012. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the three months ended March 31, 2013, the Company reported consolidated net income of $40.0 million, or $0.38 per diluted share, compared to consolidated net income of $26.9 million, or $0.26 per diluted share, for the three months ended March 31, 2012. The increase in net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft.

Contractual Obligations

Our contractual obligations as of March 31, 2013 and through May 9, 2013 for purchase commitments are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations (1)(2)	$312,047	391,022	365,433	1,148,280	1,593,706	1,059,944	$4,870,432
Interest payments on debt outstanding(3)	162,762	195,248	182,550	154,242	88,085	88,553	871,440
Purchase commitments	1,387,197	2,225,998	2,010,361	1,312,235	1,559,400	14,449,731	22,944,922
Operating leases	1,753	2,395	2,467	2,541	2,617	18,083	29,856
Total	$1,863,759	2,814,663	2,560,811	2,617,298	3,243,808	15,616,311	$28,716,650

(1)         As of March 31, 2013, the Company had $864.3 million of debt outstanding under the 2010 Warehouse Facility for which the availability period expires in June 2013. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the contractual obligations schedule above.

(2)         As of March 31, 2013, the Company had $445.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above. Maturities of outstanding drawn balances under the Syndicated Unsecured Revolving Credit Facility have been presented as amended on May 7, 2013.

(3)         Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2013.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to critical accounting policies in the three months ended March 31, 2013.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of March 31, 2013 and December 31, 2012, we had $2.0 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $20.0 million as of March 31, 2013 and December 31, 2012, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of March 31, 2013 and December 31, 2012, 2.2% and 2.5%, respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, a continuing weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

(a)

Amendment of Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan

At the annual meeting of stockholders of the Company held on May 8, 2013, the Company’s stockholders approved the material terms relating to performance-based compensation under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“2010 ALC Equity Incentive Plan”). The 2010 ALC Equity Incentive Plan authorizes the grant of nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards (“RSUs”), stock bonus awards, incentive bonus awards or any combination of the foregoing that may be settled in or based upon the Company’s Class A Common Stock or in cash.

The 2010 ALC Equity Incentive Plan became effective on June 4, 2010 and was amended and restated on February 15, 2011.  On February 26, 2013, the 2010 ALC Equity Incentive Plan was further amended by the Board of Directors to add additional performance goal metrics.  Although the 2010 ALC Equity Incentive Plan has been in full force and effect, stockholder approval was required to allow for the granting of performance-based  awards, that if desired, qualify in accordance with the exception for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The February 26, 2013 amendment added additional performance goal metrics, including book value; net operating profit; adjusted EBITA; net income and adjusted net income; return on capital; return on invested capital; return on sales, return on revenue; gross or operating margins; productivity ratios; expense targets; margins; operating efficiencies; lease placements of aircraft; working capital targets; change in working capital; and economic value added customer satisfaction. Other than adding additional performance metrics to the 2010 ALC Equity Incentive Plan, there have been no amendments or modifications to the 2010 ALC Equity Incentive Plan as approved on February 15, 2011.

A more complete description of the other material terms of the 2010 ALC Equity Incentive Plan can be found in “ Proposal 3 : Approval of the Material Terms Allowing for Certain Performance-Based Awards to be Granted under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan”, in the Company’s definitive proxy statement filed with the SEC on March 25, 2013, which description is incorporated by reference herein.  The foregoing description of the 2010 ALC Equity Incentive Plan and the description incorporated by reference from the Company’s definitive proxy statement are qualified in their entirety by the actual 2010 ALC Equity Incentive Plan, a copy of which is filed with this report as Exhibit 10.3, and incorporated herein.

Air Lease Corporation 2013 Cash Bonus Plan

At the annual meeting of stockholders of the Company held on May 8, 2013, the Company’s stockholders approved the Air Lease Corporation 2013 Cash Bonus Plan (the “2013 Cash Bonus Plan”).  The 2013 Cash Bonus Plan was adopted by the Company’s compensation committee of the Board of Directors on February 25, 2013, subject to the approval of Company’s stockholders and became effective with such stockholder approval on May 8, 2013.

The purpose of the 2013 Cash Bonus Plan is to provide annual cash awards (“Incentive Awards”) to top management that recognize and reward the achievement of corporate performance goals and that qualify as performance-based compensation within the meaning of Section 162(m) of the Code.

The 2013 Cash Bonus Plan is administered by the compensation committee. Among other things, the compensation committee has the power and authority, subject to the provisions of the 2013 Cash Bonus Plan and applicable law, to (a) establish, amend, suspend or waive such rules and regulations and appoint such agents as it deems necessary or advisable for the proper administration of the 2013 Cash Bonus Plan, (b) construe, interpret and administer the 2013 Cash Bonus Plan and any instrument or agreement relating to the 2013 Cash Bonus Plan, and (c) make all other determinations and take all other actions necessary or advisable for the administration of the 2013 Cash Bonus Plan.  The Board of Directors may at any time terminate, suspend, or modify the 2013 Cash Bonus Plan in whole or in part, except that the Board shall not amend such plan in violation of the law or in contravention of Treasury Regulation §1.162-27, promulgated under the Code, unless the Board finds that such amendment is in the best interest of the Company.

The Chief Executive Officer and all other executive officers of the Company and its subsidiaries are eligible to participate in the 2013 Cash Bonus Plan, if designated by the compensation committee.

The 2013 Cash Bonus Plan’s performance goal shall be based on the Company’s income before taxes. No Incentive Award will be paid with respect to any performance period unless there is positive income before taxes for such period.  For any performance period, the incentive compensation pool (the “Incentive Pool”) that shall be available for award to participants under the 2013 Cash Bonus Plan shall be five percent of the Company’s total revenue for the performance period, or such lesser percentage of the Company’s total revenue that shall be determined by the compensation committee.  The maximum Incentive Award payable to any participant for any single performance period will be limited to no more than 30% of the Incentive Pool for the Chief Executive Officer, 25% for the Chief Operating Officer and 15% of the Incentive Pool for each of the other participants.  The aggregate maximum Incentive Awards payable to all participants in the 2013 Cash Bonus Plan may not exceed one hundred percent of the Incentive Pool.

The compensation committee retains discretion to reduce (but not increase) the amount of the Incentive Award otherwise payable to any one or more participants under the 2013 Cash Bonus Plan.  The compensation committee may exercise such discretion on any basis it deems appropriate (including, but not limited to, its assessment of the Company’s performance relative to its operating or strategic goals for the performance period and/or the participant’s individual performance for such period).

As soon as practicable after the end of the performance period, the compensation committee will determine the amount of Incentive Award earned by each participant, based on the application of the criteria specified in the 2013 Cash Bonus Plan.  The compensation committee shall adjust the performance goal, Incentive Pool and other provisions applicable to Incentive Awards to the extent, if any, it determines that the adjustment is necessary or advisable to preserve the intended incentives and benefits to reflect (a) any material change in corporate capitalization, any material corporate transaction (such as a reorganization, combination, separation, merger, acquisition, or any combination of the foregoing), or any complete or partial liquidation of the Company, (b) any change in accounting policies or practices, (c) the effects of any special charges to the Company’s earnings, or (d) any other similar special circumstances.

A participant may elect to defer payment of his/her Incentive Award if deferral is permitted pursuant to the terms of a deferred compensation program.   In addition, the Company shall have the right defer a portion of any Incentive Award payable under the 2013 Cash Bonus Plan pursuant to the payment terms and conditions of the Company’s Amended and Restated Deferred Bonus Plan.

Incentive Awards will be subject to any recoupment policies as may be adopted by the Company from time to time, including but not limited to for the purpose of complying with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The preceding summary of the 2013 Cash Bonus Plan is qualified in its entirely by reference to the actual 2013 Cash Bonus Plan, which is filed with this report as Exhibit 10.4, and incorporated herein.

(b)

None

Item 6.  Exhibits

10.1†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company

10.2†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S.

10.3‡	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (as further amended as of February 26, 2013)

10.4‡	Air Lease Corporation 2013 Cash Bonus Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 9, 2013	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

May 9, 2013	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

10.1†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company

10.2†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S.

10.3‡	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (as further amended as of February 26, 2013)

10.4‡	Air Lease Corporation 2013 Cash Bonus Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

‡	Management contract or compensatory plan or arrangement.