Form 10-Q
period 2013-06-30
AIR LEASE CORP
filed 2013-08-08
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 8, 2013, there were 99,924,388 shares of Air Lease Corporation’s Class A Common Stock outstanding and 1,829,339 shares of Air Lease Corporation’s Class B Non-Voting Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2013

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

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$234,299	$230,089
Restricted cash	77,975	106,307

Flight equipment subject to operating leases	7,462,993	6,598,898
Less accumulated depreciation	(479,681)	(347,035)
	6,983,312	6,251,863

Deposits on flight equipment purchases	861,403	564,718
Deferred debt issue costs—less accumulated amortization of $41,357 and $32,288 as of June 30, 2013 and December 31, 2012, respectively	90,720	74,219
Other assets	191,962	126,428
Total assets	$8,439,671	$7,353,624
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$112,675	$90,169
Debt financing	5,226,342	4,384,732
Security deposits and maintenance reserves on flight equipment leases	502,164	412,223
Rentals received in advance	49,724	41,137
Deferred tax liability	137,739	92,742
Total liabilities	$6,028,644	$5,021,003
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	$—	$—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 99,924,388 and 99,417,998 shares at June 30, 2013 and December 31, 2012, respectively	991	991
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares at June 30, 2013 and December 31, 2012	18	18
Paid-in capital	2,198,986	2,198,501
Retained earnings	211,032	133,111
Total shareholders’ equity	$2,411,027	$2,332,621
Total liabilities and shareholders’ equity	$8,439,671	$7,353,624

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Revenues
Rental of flight equipment	$206,299	$155,050	$396,402	$286,787
Interest and other	1,573	3,123	3,467	3,939
Total revenues	207,872	158,173	399,869	290,726

Expenses
Interest	43,468	34,146	83,698	56,060
Amortization of discounts and deferred debt issue costs	5,349	4,091	10,559	6,958
Interest expense	48,817	38,237	94,257	63,018

Depreciation of flight equipment	68,783	52,537	132,646	96,873
Selling, general and administrative	16,648	14,308	30,895	27,917
Stock-based compensation	7,313	9,207	14,088	17,424
Total expenses	141,561	114,289	271,886	205,232

Income before taxes	66,311	43,884	127,983	85,494
Income tax expense	(23,321)	(15,712)	(44,997)	(30,395)
Net income	$42,990	$28,172	$82,986	$55,099

Net income per share of Class A and Class B Common Stock:
Basic	$0.42	$0.28	$0.82	$0.55
Diluted	$0.41	$0.28	$0.79	$0.54
Weighted-average shares outstanding:
Basic	101,301,263	100,749,892	101,270,323	100,733,597
Diluted	108,815,938	107,410,967	108,665,884	107,420,100

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2012	—	$—	99,417,998	$991	1,829,339	$18	$2,198,501	$133,111	$2,332,621
Issuance of restricted stock units	—	—	954,405	—	—	—	—	—	—
Exercise of stock options	—	—	500	—	—	—	—	—	—
Common stock issued	—	—	954,905	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	14,088	—	14,088
Cash dividends	—	—	—	—	—	—	—	(5,065)	(5,065)
Tax withholding related to exercise of stock options and vesting of restricted stock units	—	—	(448,515)	—	—	—	(13,603)	—	(13,603)
Net income	—	—	—	—	—	—	—	82,986	82,986
Balance at June 30, 2013	—	$—	99,924,388	$991	1,829,339	$18	$2,198,986	$211,032	$2,411,027

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating Activities
Net income	$82,986	$55,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	132,646	96,873
Stock-based compensation	14,088	17,424
Deferred taxes	44,997	30,391
Amortization of discounts and deferred debt issue costs	10,559	6,958
Changes in operating assets and liabilities:
Other assets	8,555	(8,387)
Accrued interest and other payables	5,462	31,161
Rentals received in advance	8,587	10,701
Net cash provided by operating activities	307,880	240,220
Investing Activities
Acquisition of flight equipment under operating lease	(705,774)	(1,256,809)
Payments for deposits on flight equipment purchases	(464,636)	(250,836)
Acquisition of furnishings, equipment and other assets	(47,327)	(55,243)
Net cash used in investing activities	(1,217,737)	(1,562,888)
Financing Activities
Issuance of common stock	—	70
Cash dividends paid	(2,532)	—
Tax witholdings related to vesting of restricted stock units	(1,742)	—
Net change in unsecured revolving facilities	530,000	122,000
Proceeds from debt financings	653,849	1,586,188
Payments in reduction of debt financings	(343,518)	(287,369)
Restricted cash	28,332	(16,852)
Debt issue costs	(26,261)	(32,661)
Security deposits and maintenance reserve receipts	90,092	78,247
Security deposits and maintenance reserve disbursements	(14,153)	(20,173)
Net cash provided by financing activities	914,067	1,429,450
Net increase in cash	4,210	106,782
Cash and cash equivalents at beginning of period	230,089	281,805
Cash and cash equivalents at end of period	$234,299	$388,587
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $14,887 and $8,631 at June 30, 2013 and 2012	$87,511	$43,010
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment	$163,464	$255,900
Cash dividends declared, not yet paid	$2,533	$—

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2013, and for all periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 3.         Debt Financing

The Company’s consolidated debt as of June 30, 2013 and December 31, 2012 are summarized below (in thousands):

	June 30, 2013	December 31, 2012
Unsecured
Senior notes	$2,170,620	$1,775,000
Revolving credit facilities	950,000	420,000
Term financings	285,429	248,916
Convertible senior notes	200,000	200,000
	3,606,049	2,643,916
Secured
Warehouse facilities	842,133	1,061,838
Term financings	715,973	688,601
Export credit financing	74,866	—
	1,632,972	1,750,439

Total secured and unsecured debt financing	5,239,021	4,394,355
Less: Debt discount	(12,679)	(9,623)
Total debt	$5,226,342	$4,384,732

At June 30, 2013, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity, unencumbered assets and interest coverage ratios.

The Company’s secured obligations as of June 30, 2013 and December 31, 2012 are summarized below (in thousands, except number of aircraft which are reflected in units):

	June 30, 2013	December 31, 2012
Nonrecourse	$863,842	$1,085,941
Recourse	769,130	664,498
Total	$1,632,972	$1,750,439
Number of aircraft pledged as collateral	52	55
Net book value of aircraft pledged as collateral	$2,504,910	$2,728,636

Senior Unsecured Notes

On June 26, 2013, the Company concluded its offer to exchange up to $151.6 million aggregate principal amount of new notes for any and all of its outstanding 7.375% Senior Unsecured Notes due January 30, 2019, pursuant to a Senior Notes Indenture, dated as of March 16, 2012, as supplemented by a Supplemental Indenture, dated as of June 26, 2013.  The Company issued $132.0 million aggregate principal amount of its 5.625% Senior Notes due 2017 in exchange for $125.4 million aggregate principal amount of the old notes.  Our 5.625% Senior Notes due 2017 will bear additional interest of 0.50% per annum during any period from and after March 16, 2013 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the related indenture.

On February 5, 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 pursuant to the Company’s effective shelf registration statement previously filed with the SEC. The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after February 5, 2014 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the related indenture.

Unsecured Revolving Credit Facilities

On May 7, 2013, the Company entered into an amendment and restatement of its Syndicated Unsecured Revolving Credit Facility. We have increased the aggregate principal amount by $607.0 million to $1.7 billion, extended the availability period from 3 years to 4 years to May 2017, and reduced the pricing from LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

The total amount outstanding under our unsecured revolving credit facilities was $950.0 million and $420.0 million as of June 30, 2013 and December 31, 2012, respectively.

Unsecured Term Financings

During the second quarter of 2013, the Company entered into four additional unsecured term facilities aggregating $120.5 million with terms ranging from two to five years and with three of them bearing interest at fixed rates of 3.00% to 3.10% per annum and the fourth bearing interest at a floating rate of LIBOR plus a margin of 1.45%.  The outstanding balance on our unsecured term facilities as of June 30, 2013 and December 31, 2012 was $285.4 million and $248.9 million, respectively.

Warehouse Facilities

On June 21, 2013, a wholly-owned subsidiary of the Company, entered into an amendment and restatement of its “2010 Warehouse Facility”. The 2010 Warehouse Facility, as amended, provides the Company with financing of up to $1.0 billion, modified from the previous facility size of $1.25 billion. The Company is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2013 to June 2015 with a subsequent four year term out option. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.50% to LIBOR plus 2.25% on drawn balances and from 0.75% to 0.50% per annum on undrawn balances.

As of June 30, 2013, the Company had borrowed $842.1 million under our Warehouse Facilities and pledged 32 aircraft as collateral with a net book value of $1.3 billion. As of December 31, 2012, the Company had borrowed $1.1 billion under the Warehouse Facilities and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $70.5 million and $104.3 million at June 30, 2013 and December 31, 2012, respectively.

Maturities

Maturities of debt outstanding as of June 30, 2013 are as follows (in thousands):

Years ending December 31,
2013	$98,350
2014	229,848
2015	250,298
2016	897,974
2017	2,384,228
Thereafter	1,378,323
Total(1)(2)	$5,239,021

(1)         As of June 30, 2013, the Company had $664.3 million of debt outstanding under the 2010 Warehouse Facility, as amended, for which the availability period expires in June 2015. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the maturity schedule above.

(2)         As of June 30, 2013, the Company had $950.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

Note 4.         Commitments and Contingencies

Aircraft Acquisition

As of June 30, 2013 we had commitments to acquire a total of 346 new aircraft for delivery as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	5	13	6	—	—	—	24
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A330-200/300	1	—	—	—	—	—	1
Airbus A350-900/1000(1)	—	—	—	—	—	30	30
Boeing 737-800	9	13	17	18	11	—	68
Boeing 737-8/9 MAX(2)	—	—	—	—	—	104	104
Boeing 777-300ER	—	6	8	1	—	—	15
Boeing 787-9/10(3)	—	—	—	—	1	44	45
ATR 72-600	4	4	1	—	—	—	9
Total	19	36	32	22	24	213	346

(1)         As of June 30, 2013, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(2)         As of June 30, 2013, 20 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

(3)         As of June 30, 2013, 33 of the Boeing 787-9/10 aircraft were subject to a non-binding memorandum of understanding.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $28.4 billion at June 30, 2013 are as follows (in thousands):

Years ending December 31,
2013	$979,293
2014	2,357,826
2015	2,056,573
2016	1,340,385
2017	1,625,100
Thereafter	20,060,848
Total	$28,420,025

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $861.4 million and $564.7 million as of June 30, 2013 and December 31, 2012, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

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

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and six months ended June 30, 2013 and 2012, the Company excluded 3,357,658 and 3,358,574 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 1,574,271 and 2,116,157 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2013 and 2012, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income per share:
Numerator
Net income	$42,990	$28,172	$82,986	$55,099
Denominator
Weighted-average common shares outstanding	101,301,263	100,749,892	101,270,323	100,733,597
Basic net income per share	$0.42	$0.28	$0.82	$0.55
Diluted net income per share:
Numerator
Net income	$42,990	$28,172	$82,986	$55,099
Assumed conversion of convertible senior notes	1,422	1,495	2,831	2,968
Net income plus assumed conversions	$44,412	$29,667	$85,817	$58,067
Denominator
Number of shares used in basic computation	101,301,263	100,749,892	101,270,323	100,733,597
Weighted-average effect of dilutive securities	7,514,675	6,661,075	7,395,561	6,686,503
Number of shares used in per share computation	108,815,938	107,410,967	108,665,884	107,420,100
Diluted net income per share	$0.41	$0.28	$0.79	$0.54

Note 6.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2013 or December 31, 2012.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2013 was $5,305.5 million compared to a book value of $5,226.3 million. The estimated fair value of debt financing as of December 31, 2012 was $4,517.6 million compared to a book value of $4,384.7 million.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at June 30, 2013, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2013 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.         Stock-based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“Plan”), the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of June 30, 2013. Options are generally granted for a term of 10 years and generally vest over a three year period. There are two kinds of RSUs: those that vest based on the attainment of book-value goals and those that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $7.3 million and $9.2 million of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense for the six months ended June 30, 2013 and 2012 totaled $14.1 million and $17.4 million, respectively.

Stock Options

A summary of stock option activity in accordance with the Company’s stock option plan as of June 30, 2013, and changes for the six month period then ended, follows:

	Shares	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)(1)
Balance at December 31, 2012	3,358,408	$20.39	7.49	$4,813
Granted	—	$—	—	$—
Exercised	(500)	$20.00	7.04	$5
Forfeited/canceled	(250)	$20.00	—	$2
Balance at June 30, 2013	3,357,658	$20.39	7.00	$24,346
Vested and exercisable as of June 30, 2013	3,357,658	$20.39	7.00	$24,346

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

Stock-based compensation expense related to employee stock options for the three months ended June 30, 2013 and 2012 totaled $2.4 million and $3.0 million, respectively.  Stock-based compensation expense related to employee stock options for the six months ended June 30, 2013 and 2012 totaled $5.4 million and $5.8 million, respectively.

The following table summarizes additional information regarding exercisable and vested options at June 30, 2013:

	Options exercisable and vested
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)
$20.00	3,207,658	7.0
$28.80	150,000	7.8
$20.00 - $28.80	3,357,658	7.0

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

During the six months ended June 30, 2013, the Company granted 418,473 RSUs of which 201,058 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2013:

	Unvested Restricted Stock Units
	Number of shares	Weighted-average grant-date fair value
Unvested at December 31, 2012	2,117,510	$21.40
Granted	418,473	31.97
Vested	(954,405)	20.86
Forfeited/canceled	(7,321)	27.81
Unvested at June 30, 2013	1,574,257	24.51
Expected to vest after June 30, 2013(1)	1,562,281	24.50

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $4.9 million and $6.2 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $8.7 million and $11.6 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $20.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.6 years.

Note 8. Litigation

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC. The complaint also names as defendants certain executive officers and employees of the Company. The complaint was amended on November 30, 2012, January 18, 2013 and July 16, 2013. In connection with these amendments, American International Group withdrew as a plaintiff, leaving ILFC as the sole remaining plaintiff. Among other things, the suit alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint seeks an unspecified amount of damages and injunctive relief. The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. The amount or range of loss, if any, is not estimable at this time.

Note 9. Related Party Transactions

During the three months ended June 30, 2013, the Company completed a marketed secondary public offering of up to 8,000,000 shares of its Class A Common Stock held by affiliates of Ares Management LLC, Leonard Green & Partners, L.P. and WL Ross & Co. LLC. The shares of Class A Common Stock were offered to the public at $26.75 per share. The Company did not issue any additional shares of Class A Common Stock and did not receive any proceeds in this transaction. The total number of shares of the Company’s Class A Common Stock outstanding did not change as a result of this offering.

As of June 30, 2013, Commonwealth Bank of Australia, a lender under the Syndicated Unsecured Revolving Credit Facility and the 2010 Warehouse Facility, held more than 5% of our Class A Common Stock, and one of our directors, Ian M. Saines, is Group Executive of the Institutional Banking and Markets division of Commonwealth Bank.

Note 10.  Subsequent Events

On August 8, 2013, our board of directors approved our third consecutive quarterly cash dividend of $0.025 per share on our outstanding common stock. The dividend will be paid on October 7, 2013 to holders of record of our common stock as of September 17, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

During the quarter ended June 30, 2013, the Company continued to execute on our primary business plan to acquire new, fuel-efficient commercial aircraft from aircraft manufacturers and to lease those aircraft to airlines around the world. We grew our fleet primarily through the acquisition of 10 aircraft from our order book supplemented by two purchases of used aircraft acquired in the secondary market. We continued to supplement our leasing revenues by providing management services to investors and/or owners of aircraft portfolios, for which we receive fee-based revenue. These services include leasing, re-leasing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. As of June 30, 2013, we managed four aircraft compared to three aircraft as of June 30, 2012. In addition to our leasing activities and management services, and depending on market conditions, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

We ended the second quarter of 2013 with 174 aircraft comprised of 132 single-aisle narrowbody jet aircraft, 30 twin-aisle widebody jet aircraft and 12 turboprop aircraft, with a weighted average age of 3.5 years. We ended 2012 with 155 aircraft, comprised of 118 single-aisle narrowbody jet aircraft, 27 twin-aisle widebody jet aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years. Our fleet grew by 11.7% based on net book value to $7.0 billion as of June 30, 2013 compared to $6.3 billion as of December 31, 2012.

The acquisition and lease of additional aircraft resulted in a 33.1% increase in our rental revenue to $206.3 million for the quarter ended June 30, 2013 compared to $155.1 million for the quarter ended June 30, 2012. Rental revenue for the six months ended June 30, 2013 and 2012 increased 38.2%, totaling $396.4 million and $286.8 million, respectively. Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

We recorded earnings before income taxes of $66.3 million for the quarter ended June 30, 2013 compared to $43.9 million for the quarter ended June 30, 2012, an increase of $22.4 million or 51.1%. We recorded earnings before income taxes of $128.0 million for the six months ended June 30, 2013 compared to $85.5 million for the six months ended June 30, 2012, an increase of $42.5 million, or 49.7%.  Our profitability increased year over year as our pretax profit margin increased to 31.9% for the quarter ended June 30, 2013 compared to 27.7% for the quarter ended June 30, 2012. Diluted earnings per share increased to $0.41 for the quarter ended June 30, 2013 compared to $0.28 for the quarter ended June 30, 2012, an increase of 46.4%. Our pretax profit margin increased to 32.0% for the six months ended June 30, 2013 compared to 29.4% for the six months ended June 30, 2012. Diluted earnings per share increased to $0.79 for the six months ended June 30, 2013 compared to $0.54 for the six months ended June 30, 2012, an increase of 46.3%

Our financing plans remained focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and, to a limited extent, credit financing. During the quarter ended June 30, 2013 and through August 8, 2013, we entered into additional debt facilities aggregating $747.7 million, which included a $607.0 million addition to our Syndicated Unsecured Revolving Credit Facility and additional facilities aggregating $140.7 million.  The Company’s unsecured debt as as percentage of total debt increased to 68.8% as of June 30, 2013 from 60.2% as of December 31, 2012, while maintaining a composite cost of funds of 3.74%.

During the quarter ended June 30, 2013, the Company became a launch customer for Boeing’s 787-10 Dreamliner at the Le Bourget airshow in June, signing a non-binding memorandum of understanding for 30 787-10 aircraft and three additional 787-9 aircraft. Deliveries of these aircraft are scheduled to commence in 2019 and continue through 2023.

Our fleet

Portfolio metrics of our fleet as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Fleet size	174	155
Weighted-average fleet age(1)	3.5 years	3.5 years
Weighted-average remaining lease term(1)	7.1 years	6.8 years
Aggregate fleet net book value	6,983,312	$6,251,863

(1)               Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
Region	Net book value	% of total	Net book value	% of total
Asia/Pacific	$2,741,869	39.3%	$2,245,002	35.9%
Europe	2,599,651	37.2	2,398,531	38.4
Central America, South America and Mexico	818,241	11.7	788,189	12.6
U.S. and Canada	447,099	6.4	457,546	7.3
The Middle East and Africa	376,452	5.4	362,595	5.8
Total	$6,983,312	100.0%	$6,251,863	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Aircraft type	Number of aircraft	% of total	Number of aircraft	% of total
Airbus A319-100	7	4.0%	7	4.5%
Airbus A320-200	38	21.8	29	18.7
Airbus A321-200	6	3.5	5	3.2
Airbus A330-200	16	9.2	14	9.0
Airbus A330-300	4	2.3	3	1.9
Boeing 737-700	8	4.6	8	5.2
Boeing 737-800	41	23.6	38	24.5
Boeing 767-300ER	3	1.7	3	1.9
Boeing 777-200ER	1	0.6	1	0.7
Boeing 777-300ER	6	3.4	6	3.9
Embraer E175	8	4.6	8	5.2
Embraer E190	24	13.8	23	14.8
ATR 72-600	12	6.9	10	6.5
Total	174	100.0%	155	100.0%

As of June 30, 2013 we had commitments to acquire a total of 346 new aircraft for delivery as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	5	13	6	—	—	—	24
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A330-200/300	1	—	—	—	—	—	1
Airbus A350-900/1000(1)	—	—	—	—	—	30	30
Boeing 737-800	9	13	17	18	11	—	68
Boeing 737-8/9 MAX(2)	—	—	—	—	—	104	104
Boeing 777-300ER	—	6	8	1	—	—	15
Boeing 787-9/10(3)	—	—	—	—	1	44	45
ATR 72-600	4	4	1	—	—	—	9
Total	19	36	32	22	24	213	346

(1)         As of June 30, 2013, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(2)         As of June 30, 2013, 20 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

(3)         As of June 30, 2013, 33 of the Boeing 787-9/10 aircraft were subject to a non-binding memorandum of understanding.

Our current lease placements are in line with expectations and are progressing well. As of June 30, 2013 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2013	19	19	100.0%
2014	36	36	100.0%
2015	32	21	65.6%
2016	22	4	18.2%
2017	24	1	4.2%
Thereafter	213	7	3.3%
Total	346	88

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines and we derive more than 90% of our revenues from airlines domiciled outside of the United States. As of June 30, 2013, we had 174 aircraft leased under operating leases to 78 airlines based in 44 countries and we anticipate that most of our revenues in the future will be generated from foreign lessees.

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

Our substantial cash requirements will continue as we expand our fleet through the purchase commitments in our order book. However, we believe that we will have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.

Debt

Our debt financing was comprised of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Unsecured
Senior notes	$2,170,620	$1,775,000
Revolving credit facilities	950,000	420,000
Term financings	285,429	248,916
Convertible senior notes	200,000	200,000
	3,606,049	2,643,916
Secured
Warehouse facilities	842,133	1,061,838
Term financings	715,973	688,601
Export credit financing	74,866	—
	1,632,972	1,750,439

Total secured and unsecured debt financing	5,239,021	4,394,355
Less: Debt discount	(12,679)	(9,623)
Total debt	$5,226,342	$4,384,732
Selected interest rates and ratios:
Composite interest rate(1)	3.74%	3.94%
Composite interest rate on fixed debt(1)	5.06%	5.06%
Percentage of total debt at fixed rate	53.57%	53.88%

(1)                                 This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization

Senior unsecured notes

On June 26, 2013, the Company concluded its offer to exchange up to $151.6 million aggregate principal amount of new notes for any and all of its outstanding 7.375% Senior Unsecured Notes due January 30, 2019, pursuant to a Senior Notes Indenture, dated as of March 16, 2012, as supplemented by a Supplemental Indenture, dated as of June 26, 2013.  The Company issued $132.0 million aggregate principal amount of its 5.625% Senior Notes due 2017 in exchange for $125.4 million aggregate principal amount of the old notes.  The 5.625% Senior Notes due 2017 will bear additional interest of 0.50% per annum during any period from and after March 16, 2013 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the related indenture.

On February 5, 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 pursuant to the Company’s effective shelf registration statement previously filed with the SEC. The notes are senior unsecured obligations of the Company and bear interest at a rate of 4.75% per annum. The notes will bear additional interest of 0.50% per annum during any period from and after February 5, 2014 during which a publicly available rating on the notes is not maintained by at least one rating agency as described in the related indenture.

Unsecured revolving credit facilities

On May 7, 2013, the Company entered into an amendment and restatement of its Syndicated Unsecured Revolving Credit Facility. We have increased the aggregate principal amount by $607.0 million to $1.7 billion, extended the availability period from 3 years to 4 years to May 2017, and reduced the pricing from LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

The total amount outstanding under our unsecured revolving credit facilities was $950.0 million and $420.0 million as of June 30, 2013 and December 31, 2012, respectively.

Unsecured term financings

During the second quarter of 2013, the Company entered into four additional unsecured term facilities aggregating $120.5 million with terms ranging from two to five years and with three of them bearing interest at fixed rates of 3.00% to 3.10% per annum and the fourth bearing interest at a floating rate of LIBOR plus a margin of 1.45%.  The outstanding balance on our unsecured term facilities as of June 30, 2013 and December 31, 2012 was $285.4 million and $248.9 million, respectively.

Warehouse facilities

On June 21, 2013, a wholly-owned subsidiary of the Company, entered into an amendment and restatement to the “2010 Warehouse Facility”. The 2010 Warehouse Facility, as amended, provides the Company with financing of up to $1.0 billion, modified from the previous facility size of $1.25 billion. The Company is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2013 to June 2015 with a subsequent four year term out option. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.50% to LIBOR plus 2.25% on drawn balances and from 0.75% to 0.50% per annum on undrawn balances.

As of June 30, 2013, the Company had borrowed $842.1 million under our Warehouse Facilities and pledged 32 aircraft as collateral with a net book value of $1.3 billion. As of December 31, 2012, the Company had borrowed $1.1 billion under the Warehouse Facilities and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $70.5 million and $104.3 million at June 30, 2013 and December 31, 2012, respectively.

Liquidity

During the quarter ended June 30, 2013 and through August 8, 2013 we entered into additional debt facilities aggregating $747.7 million, which included a $607.0 million addition to our Syndicated Unsecured Revolving Credit Facility and additional facilities aggregating $140.7 million. We ended the second quarter of 2013 with total debt outstanding of $5.2 billion compared to $4.4 billion as of December 31, 2012. We continued to focus on diversifying our banking group to broaden our access to capital and as of June 30, 2013 and through August 8, 2013 had developed a 41 member, globally diversified banking group, which has provided us in excess of $4.1 billion in financing. We ended the second quarter of 2013 with total unsecured debt outstanding of $3.6 billion compared to $2.6 billion as of December 31, 2012, increasing the Company’s unsecured debt as a percentage of total debt to 68.8% as of June 30, 2013 compared to 60.2% as of December 31, 2012, while maintaining a composite cost of funds of 3.74%.

We increased our cash flows from operations by 28.2%, or $67.7 million, to $307.9 million for the six months ended June 30, 2013 compared to $240.2 million for the six months ended June 30, 2012. Our cash flows from operations contributed significantly to our liquidity position. We ended the second quarter of 2013 with available liquidity of $1.3 billion which is comprised of unrestricted cash of $234.3 million and undrawn balances under our Warehouse Facilities and unsecured revolving credit facilities of $1.1 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for the remainder of 2013 is focused on continuing to raise unsecured debt in the global bank market and through international and domestic capital markets transactions, reinvesting cash flow from operations and to a limited extent through export credit financing.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012, some of which are outside of our control.

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June, 30
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues
Rental of flight equipment	$206,299	$155,050	$396,402	$286,787
Interest and other	1,573	3,123	3,467	3,939
Total revenues	207,872	158,173	399,869	290,726
Expenses
Interest	43,468	34,146	83,698	56,060
Amortization of discounts and deferred debt issue costs	5,349	4,091	10,559	6,958
Interest expense	48,817	38,237	94,257	63,018
Depreciation of flight equipment	68,783	52,537	132,646	96,873
Selling, general and administrative	16,648	14,308	30,895	27,917
Stock-based compensation	7,313	9,207	14,088	17,424
Total expenses	141,561	114,289	271,886	205,232
Income before taxes	66,311	43,884	127,983	85,494
Income tax expense	(23,321)	(15,712)	(44,997)	(30,395)
Net income	$42,990	$28,172	$82,986	$55,099

Net income per share of Class A and B Common Stock
Basic	$0.42	$0.28	$0.82	$0.55
Diluted	$0.41	$0.28	$0.79	$0.54

Other Financial Data
Adjusted net income(1)	$51,199	$36,713	$98,967	$70,813
Adjusted EBITDA(2)	$190,748	$142,899	$368,006	$261,216

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$146,739	$138,698	$307,880	$240,220
Depreciation of flight equipment	(68,783)	(52,537)	(132,646)	(96,873)
Stock-based compensation	(7,313)	(9,207)	(14,088)	(17,424)
Deferred taxes	(23,321)	(15,712)	(44,997)	(30,391)
Amortization of discounts and deferred debt issue costs	(5,349)	(4,091)	(10,559)	(6,958)
Changes in operating assets and liabilities:
Other assets	(1,815)	729	(8,555)	8,387
Accrued interest and other payables	5,585	(23,632)	(5,462)	(31,161)
Rentals received in advance	(2,753)	(6,076)	(8,587)	(10,701)
Net income	42,990	28,172	82,986	55,099
Amortization of discounts and deferred debt issue costs	5,349	4,091	10,559	6,958
Stock-based compensation	7,313	9,207	14,088	17,424
Tax effect	(4,453)	(4,757)	(8,666)	(8,668)
Adjusted net income	$51,199	$36,713	$98,967	$70,813

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$42,990	$28,172	$82,986	$55,099
Amortization of discounts and deferred debt issue costs	5,349	4,091	10,559	6,958
Stock-based compensation	7,313	9,207	14,088	17,424
Tax effect	(4,453)	(4,757)	(8,666)	(8,668)
Adjusted net income	$51,199	$36,713	$98,967	$70,813

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$146,739	$138,698	$307,880	$240,220
Depreciation of flight equipment	(68,783)	(52,537)	(132,646)	(96,873)
Stock-based compensation	(7,313)	(9,207)	(14,088)	(17,424)
Deferred taxes	(23,321)	(15,712)	(44,997)	(30,391)
Amortization of discounts and deferred debt issue costs	(5,349)	(4,091)	(10,559)	(6,958)
Changes in operating assets and liabilities:
Other assets	(1,815)	729	(8,555)	8,387
Accrued interest and other payables	5,585	(23,632)	(5,462)	(31,161)
Rentals received in advance	(2,753)	(6,076)	(8,587)	(10,701)
Net income	42,990	28,172	82,986	55,099
Net interest expense	48,341	37,271	93,289	61,425
Income taxes	23,321	15,712	44,997	30,395
Depreciation	68,783	52,537	132,646	96,873
Stock-based compensation	7,313	9,207	14,088	17,424
Adjusted EBITDA	$190,748	$142,899	$368,006	$261,216

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted EBITDA:
Net income	$42,990	$28,172	$82,986	$55,099
Net interest expense	48,341	37,271	93,289	61,425
Income taxes	23,321	15,712	44,997	30,395
Depreciation	68,783	52,537	132,646	96,873
Stock-based compensation	7,313	9,207	14,088	17,424
Adjusted EBITDA	$190,748	$142,899	$368,006	$261,216

Three months ended June 30, 2013, compared to the three months ended June 30, 2012

Rental revenue

As of June 30, 2013, we had grown our fleet to 174 aircraft with a net book value of $7.0 billion and recorded $206.3 million in rental revenue for the three months then ended, which included overhaul revenue of $8.9 million. In the prior year, as of June 30, 2012, we acquired 137 aircraft with a net book value of $5.7 billion and recorded $155.1 million in rental revenue for the three months then ended, which included overhaul revenue of $6.8 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2013 and June 30, 2012.

Interest expense

Interest expense totaled $48.8 million for the three months ended June 30, 2013 compared to $38.2 million for the three months ended June 30, 2012. The change was primarily due to an increase in our average outstanding debt balances, partially offset by a decrease in our composite interest rate, resulting in a $9.3 million increase in interest and an increase of $1.3 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $68.8 million in depreciation expense of flight equipment for the three months ended June 30, 2013 compared to $52.5 million for the three months ended June 30, 2012. The increase in depreciation expense for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $16.6 million for the three months ended June 30, 2013 compared to $14.3 million for the three months ended June 30, 2012. Selling, general and administrative expense as a percentage of revenue decreased to 8.0% for the three months ended June 30, 2013 compared to 9.0% for the three months ended June 30, 2012. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $7.3 million for the three months ended June 30, 2013 compared to $9.2 million for the three months ended June 30, 2012. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. This decrease was partially offset by grants made in 2012 and 2013, as the full impact on stock-based compensation expense for the 2012 and 2013 grants will be reflected in subsequent periods. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the three months ended June 30, 2013 was 35.2% compared to 35.8% for the three months ended June 30, 2012. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the three months ended June 30, 2013, the Company reported consolidated net income of $43.0 million, or $0.41 per diluted share, compared to consolidated net income of $28.2 million, or $0.28 per diluted share, for the three months ended June 30, 2012. The increase in net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft.

Six months ended June 30, 2013, compared to the six months ended June 30, 2012

Rental revenue

As of June 30, 2013, we had grown our fleet to 174 aircraft with a net book value of $7.0 billion and recorded $396.4 million in rental revenue for the six months then ended, which included overhaul revenue of $16.2 million. In the prior year, as of June 30, 2012, we acquired 137 aircraft with a net book value of $5.7 billion and recorded $286.8 million in rental revenue for the three months then ended, which included overhaul revenue of $10.3 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2013 and June 30, 2012.

Interest expense

Interest expense totaled $94.3 million for the six months ended June 30, 2013 compared to $63.0 million for the six months ended June 30, 2012. The change was primarily due to an increase in our average outstanding debt balances, partially offset by a decrease in our composite interest rate, resulting in a $27.7 million increase in interest and an increase of $3.6 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $132.6 million in depreciation expense of flight equipment for the six months ended June 30, 2013 compared to $96.9 million for the six months ended June 30, 2012. The increase in depreciation expense for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft added during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $30.9 million for the six months ended June 30, 2013 compared to $27.9 million for the six months ended June 30, 2012. Selling, general and administrative expense as a percentage of revenue decreased to 7.7% for the six months ended June 30, 2013 compared to 9.6% for the six months ended June 30, 2012. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $14.1 million for the six months ended June 30, 2013 compared to $17.4 million for the six months ended June 30, 2012. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. This decrease was partially offset by grants made in 2012 and 2013, as the full impact on stock-based compensation expense for the 2012 and 2013 grants will be reflected in subsequent periods. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the six months ended June 30, 2013 was 35.2% compared to 35.6% for the six months ended June 30, 2012. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the six months ended June 30, 2013, the Company reported consolidated net income of $83.0 million, or $0.79 per diluted share, compared to consolidated net income of $55.1 million, or $0.54 per diluted share, for the six months ended June 30, 2012. The increase in net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft.

Contractual Obligations

Our contractual obligations as of June 30, 2013 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations (1)(2)	$98,350	229,848	250,298	897,974	2,384,228	1,378,323	$5,239,021
Interest payments on debt outstanding(3)	93,764	181,961	187,810	174,613	100,246	93,272	831,666
Purchase commitments	979,293	2,357,826	2,056,573	1,340,385	1,625,100	20,060,848	28,420,025
Operating leases	1,168	2,395	2,467	2,541	2,617	18,083	29,271
Total	$1,172,575	2,772,030	2,497,148	2,415,513	4,112,191	21,550,526	$34,519,983

(1)         As of June 30, 2013, the Company had $664.3 million of debt outstanding under the 2010 Warehouse Facility, as amended, for which the availability period expires in June 2015. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the contractual obligations schedule above.

(2)         As of June 30, 2013, the Company had $950.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

(3)         Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2013.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to critical accounting policies in the three months ended June 30, 2013.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of June 30, 2013 and December 31, 2012, we had $2.4 billion and $2.0 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $24.0 million and $20.0 million as of June 30, 2013 and December 31, 2012, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in total floating-rate debt outstanding as of June 30, 2013 compared to December 31, 2012.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of June 30, 2013 and December 31, 2012, 1.5% and 2.5%, respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC. The complaint also names as defendants certain executive officers and employees of the Company. The complaint was amended on November 30, 2012, January 18, 2013 and July 16, 2013. In connection with these amendments, American International Group withdrew as a plaintiff, leaving ILFC as the sole remaining plaintiff. Among other things, the suit alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint seeks an unspecified amount of damages and injunctive relief. The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. The amount or range of loss, if any, is not estimable at this time.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

Item 6.  Exhibits

4.2

Supplemental Indenture, dated June 26, 2013, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

4.3	Form of 5.625% Senior Note due 2017 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.1

Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013)

10.2‡

Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar-Házy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2013)

10.3‡

Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2013)

10.4

Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013)

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

AIR LEASE CORPORATION

August 8, 2013	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

August 8, 2013	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

4.2

Supplemental Indenture, dated June 26, 2013, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

4.3	Form of 5.625% Senior Note due 2017 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.1

Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013)

10.2‡

Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar-Házy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2013)

10.3‡

Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2013)

10.4

Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013)

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