Form 10-Q
period 2013-09-30
AIR LEASE CORP
filed 2013-11-07
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 7, 2013, there were 101,754,302 shares of Air Lease Corporation’s Class A Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2013

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

PART I—FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$221,680	$230,089
Restricted cash	85,516	106,307

Flight equipment subject to operating leases	7,791,520	6,598,898
Less accumulated depreciation	(551,432)	(347,035)
	7,240,088	6,251,863

Deposits on flight equipment purchases	966,674	564,718
Deferred debt issue costs—less accumulated amortization of $46,489 and $32,288 as of September 30, 2013 and December 31, 2012, respectively	88,118	74,219
Other assets	206,225	126,428
Total assets	$8,808,301	$7,353,624
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$123,604	$90,169
Debt financing, net of discounts	5,466,278	4,384,732
Security deposits and maintenance reserves on flight equipment leases	539,975	412,223
Rentals received in advance	53,589	41,137
Deferred tax liability	164,049	92,742
Total liabilities	$6,347,495	$5,021,003
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	$—	$—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 99,924,963 and 99,417,998 shares at September 30, 2013 and December 31, 2012, respectively	991	991
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 1,829,339 shares at September 30, 2013 and December 31, 2012	18	18
Paid-in capital	2,202,731	2,198,501
Retained earnings	257,066	133,111
Total shareholders’ equity	$2,460,806	$2,332,621
Total liabilities and shareholders’ equity	$8,808,301	$7,353,624

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Revenues
Rental of flight equipment	$213,835	$172,856	$610,237	$459,643
Interest and other	2,070	2,069	5,537	6,008
Total revenues	215,905	174,925	615,774	465,651

Expenses
Interest	41,946	35,248	125,644	91,308
Amortization of discounts and deferred debt issue costs	6,012	4,595	16,571	11,553
Interest expense	47,958	39,843	142,215	102,861

Depreciation of flight equipment	71,811	57,932	204,457	154,805
Selling, general and administrative	17,497	12,833	48,392	40,750
Stock-based compensation	3,751	7,124	17,839	24,548
Total expenses	141,017	117,732	412,903	322,964

Income before taxes	74,888	57,193	202,871	142,687
Income tax expense	(26,310)	(20,182)	(71,307)	(50,577)
Net income	$48,578	$37,011	$131,564	$92,110

Net income per share of Class A and Class B Common Stock:
Basic	$0.48	$0.37	$1.30	$0.91
Diluted	$0.46	$0.36	$1.25	$0.90
Weighted-average shares outstanding:
Basic	101,753,783	101,247,337	101,440,360	100,906,094
Diluted	109,227,709	107,875,105	108,784,560	107,574,616

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2012	—	$—	99,417,998	$991	1,829,339	$18	$2,198,501	$133,111	$2,332,621
Issuance of restricted stock units	—	—	954,980	—	—	—	—	—	—
Exercise of stock options	—	—	167	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	17,839	—	17,839
Cash dividends	—	—	—	—	—	—	—	(7,609)	(7,609)
Tax withholding related to vesting of restricted stock units	—	—	(448,182)	—	—	—	(13,609)	—	(13,609)
Net income	—	—	—	—	—	—	—	131,564	131,564
Balance at September 30, 2013	—	$—	99,924,963	$991	1,829,339	$18	$2,202,731	$257,066	$2,460,806

See accompanying notes

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating Activities
Net income	$131,564	$92,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	204,457	154,805
Stock-based compensation	17,839	24,548
Deferred taxes	71,307	50,573
Amortization of discounts and deferred debt issue costs	16,571	11,553
Changes in operating assets and liabilities:
Other assets	7,917	(20,114)
Accrued interest and other payables	30,679	48,085
Rentals received in advance	12,452	10,936
Net cash provided by operating activities	492,786	372,496
Investing Activities
Acquisition of flight equipment under operating lease	(955,587)	(1,651,831)
Payments for deposits on flight equipment purchases	(631,758)	(185,373)
Acquisition of furnishings, equipment and other assets	(80,226)	(71,484)
Net cash used in investing activities	(1,667,571)	(1,908,688)
Financing Activities
Issuance of common stock	—	43
Cash dividends paid	(5,065)	—
Tax withholdings related to vesting of restricted stock units	(13,609)	(7,312)
Net change in unsecured revolving facilities	819,000	(28,000)
Proceeds from debt financings	615,871	2,042,389
Payments in reduction of debt financings	(355,975)	(344,912)
Restricted cash	20,791	(15,627)
Debt issue costs	(29,020)	(39,487)
Security deposits and maintenance reserve receipts	135,611	108,968
Security deposits and maintenance reserve disbursements	(21,228)	(21,994)
Net cash provided by financing activities	1,166,376	1,694,068
Net increase/(decrease) in cash	(8,409)	157,876
Cash and cash equivalents at beginning of period	230,089	281,805
Cash and cash equivalents at end of period	$221,680	$439,681
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $23,124 and $13,698 for the nine months ended September 30, 2013 and 2012	$129,463	$68,307
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment	$245,414	$136,850
Cash dividends declared, not yet paid	$2,544	$—

See accompanying notes

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is incorporated in the State of Delaware and licensed to operate in the State of California. The Company is principally engaged in the leasing of commercial aircraft to airlines throughout the world. We supplement our leasing revenues by providing management services to investors and owners of aircraft portfolios, for which we receive fee-based revenue. These services include leasing, remarketing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. In addition to our leasing activities and management services, and depending on market conditions, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2013, and for all periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 3.         Debt Financing

The Company’s consolidated debt as of September 30, 2013 and December 31, 2012 are summarized below (in thousands):

	September 30, 2013	December 31, 2012
Unsecured
Senior notes	$2,170,620	$1,775,000
Revolving credit facilities	1,239,000	420,000
Term financings	265,155	248,916
Convertible senior notes	200,000	200,000
	3,874,775	2,643,916
Secured
Warehouse facilities	839,000	1,061,838
Term financings	691,329	688,601
Export credit financing	73,203	—
	1,603,532	1,750,439

Total secured and unsecured debt financing	5,478,307	4,394,355
Less: Debt discount	(12,029)	(9,623)
Total debt	$5,466,278	$4,384,732

At September 30, 2013, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity, unencumbered assets and interest coverage ratios.

The Company’s secured obligations as of September 30, 2013 and December 31, 2012 are summarized below (in thousands, except number of aircraft which are reflected in units):

	September 30, 2013	December 31, 2012
Nonrecourse	$859,494	$1,085,941
Recourse	744,038	664,498
Total	$1,603,532	$1,750,439
Number of aircraft pledged as collateral	52	55
Net book value of aircraft pledged as collateral	$2,479,319	$2,728,636

Senior Unsecured Notes

On October 1, 2013, the Company issued $185.0 million in aggregate amount of senior unsecured notes in a private placement to institutional investors.  The notes are comprised of $53.0 million of 3.64% senior unsecured notes due 2016 and $132.0 million of 4.49% senior unsecured notes due 2019.

On August 26, 2013, the Company received an investment grade corporate credit rating of BBB- from Standard and Poor’s Ratings Services (“S&P”) with a stable outlook.  The BBB- rating was also assigned to the Company’s $2.0 billion senior unsecured notes due 2016, 2017, and 2020.  Effective August 26, 2013, the additional interest of 0.50% per annum assessed on the senior unsecured notes due 2017 was eliminated due to the rating of the notes by S&P.

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

Unsecured Revolving Credit Facilities

On November 4, 2013, the Company increased the maximum amount for which it can borrow under its Syndicated Unsecured Revolving Credit Facility by $300.0 million to $2.0 billion. The Company previously amended its Syndicated Unsecured Revolving Credit Facility on May 7, 2013. Pursuant to the amendment, we increased the maximum amount for which we can borrow under this facility by $607.0 million to $1.7 billion, extended the availability period from 3 years to 4 years to May 2017, and reduced the pricing from LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

Effective August 26, 2013, the pricing of our Syndicated Unsecured Revolving Credit Facility has been further reduced to LIBOR plus 1.25% with no LIBOR floor and a 0.25% facility fee as a result of the investment grade corporate credit rating of BBB- obtained from S&P.

The total amount outstanding under our unsecured revolving credit facilities was $1.2 billion and $420.0 million as of September 30, 2013 and December 31, 2012, respectively.

Secured Warehouse Facilities

On June 21, 2013, a wholly-owned subsidiary of the Company entered into an amendment and restatement of the “2010 Warehouse Facility”. The 2010 Warehouse Facility, as amended, provides the Company with financing of up to $1.0 billion, modified from the original facility size of $1.5 billion. The Company is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2013 to June 2015 with a subsequent four year term out option. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.50% to LIBOR plus 2.25% on drawn balances and from 0.75% to 0.50% per annum on undrawn balances.

As of September 30, 2013, the Company had borrowed $839.0 million under our Warehouse Facilities and pledged 32 aircraft as collateral with a net book value of $1.2 billion. As of December 31, 2012, the Company had borrowed $1.1 billion under the Warehouse Facilities and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $75.8 million and $104.3 million at September 30, 2013 and December 31, 2012, respectively.

Secured Term Financings

In September 2013, the Company amended a portfolio of six secured term loans aggregating $168.3 million with one of its lenders. Pursuant to the amendments, we reduced the composite interest rate of the loans by 40 basis-points, extended certain loan maturities and improved the principal amortization profiles of the loans.

Maturities

Maturities of debt outstanding as of September 30, 2013 are as follows (in thousands):

Years ending December 31,
2013	$46,270
2014	217,220
2015	267,209
2016	894,114
2017	2,645,140
Thereafter	1,408,354
Total(1)(2)	$5,478,307

(1)         As of September 30, 2013, the Company had $664.3 million of debt outstanding under the 2010 Warehouse Facility, as amended, for which the availability period expires in June 2015. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the maturity schedule above.

(2)         As of September 30, 2013, the Company had $1.2 billion of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

Note 4.         Commitments and Contingencies

Aircraft Acquisition

As of September 30, 2013 we had commitments to acquire a total of 338 new aircraft for delivery as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	4	13	6	—	—	—	23
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A350-900/1000(1)	—	—	—	—	—	30	30
Boeing 737-800	6	13	18	17	11	—	65
Boeing 737-8/9 MAX(2)	—	—	—	—	—	104	104
Boeing 777-300ER	—	5	9	1	—	—	15
Boeing 787-9/10	—	—	—	—	1	44	45
ATR 72-600	1	4	1	—	—	—	6
Total	11	35	34	21	24	213	338

(1)         As of September 30, 2013, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(2)         As of September 30, 2013, 20 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $28.1 billion at September 30, 2013 are as follows (in thousands):

Years ending December 31,
2013	$609,148
2014	2,311,910
2015	2,235,724
2016	1,312,001
2017	1,625,100
Thereafter	20,020,467
Total	$28,114,350

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $966.7 million and $564.7 million as of September 30, 2013 and December 31, 2012, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

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

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and nine months ended September 30, 2013, the Company excluded 150,000 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  For the three and nine months ended September 30, 2012, the Company excluded 3,358,408 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 1,573,280 and 2,114,957 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2013 and 2012, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Basic net income per share:
Numerator
Net income	$48,578	37,011	131,564	92,110
Denominator
Weighted-average common shares outstanding	101,753,783	101,247,337	101,440,360	100,906,094
Basic net income per share	$0.48	0.37	1.30	0.91
Diluted net income per share:
Numerator
Net income	$48,578	37,011	131,564	92,110
Assumed conversion of convertible senior notes	1,458	1,448	4,326	4,261
Net income plus assumed conversions	$50,036	38,459	135,890	96,371
Denominator
Number of shares used in basic computation	101,753,783	101,247,337	101,440,360	100,906,094
Weighted-average effect of dilutive securities	7,473,926	6,627,768	7,344,200	6,668,522
Number of shares used in per share computation	109,227,709	107,875,105	108,784,560	107,574,616
Diluted net income per share	$0.46	0.36	1.25	0.90

Note 6.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2013 or December 31, 2012.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2013 was $5,615.9 million compared to a book value of $5,466.3 million. The estimated fair value of debt financing as of December 31, 2012 was $4,517.6 million compared to a book value of $4,384.7 million.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2013, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2013 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.         Stock-based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“Plan”), the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of September 30, 2013. Options are generally granted for a term of 10 years and generally vest over a three year period. There are two kinds of RSUs: those that vest based on the attainment of book-value goals and those that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $3.8 million and $7.1 million of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense for the nine months ended September 30, 2013 and 2012 totaled $17.8 million and $24.5 million, respectively.

Stock Options

A summary of stock option activity in accordance with the Company’s stock option plan as of September 30, 2013, and changes for the nine month period then ended, follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2012	3,358,408	$20.39	7.49	$4,813
Granted	—	—	—	—
Exercised	(500)	20.00	6.79	5
Forfeited/canceled	(250)	20.00	—	2
Balance at September 30, 2013	3,357,658	$20.39	6.75	$24,571
Vested and exercisable as of September 30, 2013	3,357,658	$20.39	6.75	$24,571

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

As of June 30, 2013, all of the Company’s outstanding employee stock options had fully vested.  As a result, there was no stock-based compensation expense related to employee stock options for the three months ended September 30, 2013, compared to $3.0 million for the three months ended September 30, 2012.  Stock-based compensation expense related to employee stock options for the nine months ended September 30, 2013 and 2012 totaled $5.4 million and $8.8 million, respectively.

The following table summarizes additional information regarding exercisable and vested options at September 30, 2013:

	Options exercisable and vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,207,658	6.7
$28.80	150,000	7.6
$20.00 - $28.80	3,357,658	6.7

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

During the nine months ended September 30, 2013, the Company granted 418,484 RSUs of which 201,058 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	2,117,510	$21.40
Granted	418,484	31.97
Vested	(954,980)	20.86
Forfeited/canceled	(7,734)	28.22
Unvested at September 30, 2013	1,573,280	24.51
Expected to vest after September 30, 2013(1)	1,561,321	24.50

(1)         RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $3.8 million and $4.1 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2013 and 2012, respectively. The Company recorded $12.5 million and $15.7 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $16.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.35 years.

Note 8. Litigation

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC (the “AIG/ILFC Complaint”). The complaint also names as defendants certain executive officers and employees of the Company. American International Group withdrew as a plaintiff on all but one cause of action that is not asserted against the Company.

Among other things, the complaint, as amended, alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint seeks an unspecified amount of damages and injunctive relief. The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. The amount or range of loss, if any, is not estimable at this time.

On August 15, 2013, the Company filed a cross-complaint against ILFC and AIG.   Among other things, the cross-complaint, as amended, alleges breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation.  It also alleges unfair competition by ILFC and AIG. The cross-complaint seeks compensatory damages in excess of $500 million.

Note 9. Related Party Transactions

In September 2013, the Company, through a limited liability company of which it is the sole member, entered into a purchase agreement to acquire a corporate aircraft.  The right to purchase the corporate aircraft was formerly held by an entity controlled by Mr. Udvar-Házy, our Chairman and CEO, and not otherwise affiliated with the Company.  The parties conducted this transaction on an arm’s-length basis.  The Company believes, based on independent expert advice, that at the time the Company entered into the purchase agreement, the purchase price of the aircraft was significantly below the then-current fair market value for such aircraft.  The Company reimbursed Mr. Udvar-Házy $6.8 million for deposits he paid to the manufacturer plus interest at a rate of 3.9% per annum.

During the three months ended September 30, 2013, the Company completed a marketed secondary public offering of 8,000,000 shares of its Class A Common Stock held by affiliates of Ares Management LLC, Leonard Green & Partners, L.P. and WL Ross & Co. LLC. The shares of Class A Common Stock were offered to the public at $26.75 per share. The Company did not issue any additional shares of Class A Common Stock and did not receive any proceeds in this transaction. The total number of shares of the Company’s Class A Common Stock outstanding did not change as a result of this offering.

As of September 30, 2013, one of our directors, Ian M. Saines, is Group Executive of the Institutional Banking and Markets division of Commonwealth Bank of Australia, a lender under the Syndicated Unsecured Revolving Credit Facility and the 2010 Warehouse Facility.

Note 10.  Subsequent Events

On October 15, 2013, the Company entered into an exchange agreement with an existing security holder of the Company, pursuant to which the Company agreed to issue 1,829,339 shares of its Class A Common Stock to such security holder in exchange for an equal number of shares of the Company’s Class B Non-Voting Common Stock in a transaction (the “Exchange”) exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Following the satisfaction of certain closing conditions, the Exchange closed on October 17, 2013. No commission or other remuneration was paid or given directly or indirectly for solicitation of the Exchange, and no cash consideration was paid for the shares of Class A Common Stock issued in the Exchange.

The Class A Common Stock and the Class B Non-Voting Common Stock are treated equally and identically, except with respect to voting rights and conversion rights. The Class A Common Stock and the Class B Non-Voting Common Stock have equal rights to dividends and income, and, therefore, the Company uses the total number of shares of outstanding common stock to compute basic net earnings per share and diluted earnings per share. As a result of the Exchange, the total number of outstanding shares of Class A Common Stock increased by 1,829,339 shares, and no shares of Class B Non-Voting Common Stock are issued or outstanding. The Exchange did not increase the total number of outstanding shares of the Company’s common stock.

On November 7, 2013, our board of directors approved our fourth consecutive quarterly cash dividend of $0.03 per share on our outstanding common stock. The dividend will be paid on January 7, 2014 to holders of record of our common stock as of December 17, 2013.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

During the quarter ended September 30, 2013, the Company continued to execute on our primary business plan to acquire new, fuel-efficient commercial aircraft from aircraft manufacturers and to lease those aircraft to airlines around the world. We grew our fleet through the acquisition of eight aircraft from our new order pipeline. We continued to supplement our leasing revenues by providing management services to investors and owners of aircraft portfolios, for which we receive fee-based revenue. These services include leasing, remarketing, and lease management and sales services, with the goal of helping our clients maximize lease and sale revenues. As of September 30, 2013, we managed four aircraft compared to three aircraft as of September 30, 2012. In addition to our leasing activities and management services, and depending on market conditions, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines.

We ended the third quarter of 2013 with 182 aircraft comprised of 136 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 15 turboprop aircraft, with a weighted average age of 3.6 years. We ended 2012 with 155 aircraft, comprised of 118 single-aisle narrowbody jet aircraft, 27 twin-aisle widebody jet aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years. Our fleet grew by 14.3% based on net book value to $7.2 billion as of September 30, 2013 compared to $6.3 billion as of December 31, 2012. All of the aircraft in our fleet were leased as of September 30, 2013 and December 31, 2012.

The acquisition and lease of additional aircraft resulted in a 23.7% increase in our rental revenue to $213.8 million for the quarter ended September 30, 2013 compared to $172.9 million for the quarter ended September 30, 2012. Rental revenue for the nine months ended September 30, 2013 increased 32.8% to $610.2 million, compared to $459.6 million for the nine months ended September 30, 2012. Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

We recorded earnings before income taxes of $74.9 million for the quarter ended September 30, 2013 compared to $57.2 million for the quarter ended September 30, 2012, an increase of $17.7 million or 30.9%. We recorded earnings before income taxes of $202.9 million for the nine months ended September 30, 2013 compared to $142.7 million for the nine months ended September 30, 2012, an increase of $60.2 million, or 42.2%.  Our profitability increased year over year as our pretax profit margin increased to 34.7% for the quarter ended September 30, 2013 compared to 32.7% for the quarter ended September 30, 2012.  Our pretax profit margin increased to 32.9% for the nine months ended September 30, 2013 compared to 30.6% for the nine months ended September 30, 2012.  Diluted earnings per share increased to $0.46 for the quarter ended September 30, 2013 compared to $0.36 for the quarter ended September 30, 2012, an increase of 27.8%. Diluted earnings per share increased to $1.25 for the nine months ended September 30, 2013 compared to $0.90 for the nine months ended September 30, 2012, an increase of 38.9%.

During the quarter ended September 30, 2013, the Company received an investment grade corporate credit rating of BBB- from S&P, further broadening our access to attractively priced capital.  Our financing plans remain focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and, to a limited extent, export credit financing. During the quarter ended September 30, 2013 and through November 7, 2013, we entered into additional unsecured debt facilities aggregating $517.0 million. The Company’s unsecured debt as a percentage of total debt increased to 70.7% as of September 30, 2013 from 60.2% as of December 31, 2012, while reducing our composite cost of funds to 3.46% from 3.94% as of December 31, 2012.

During the quarter ended September 30, 2013, the Company entered into a definitive purchase agreement with Boeing for the purchase of 30 787-10 aircraft and three additional 787-9 aircraft.  Deliveries of these aircraft are scheduled to commence in 2019 and continue through 2023.

Our fleet

Portfolio metrics of our fleet as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Fleet size	182	155
Weighted-average fleet age(1)	3.6 years	3.5 years
Weighted-average remaining lease term(1)	7.0 years	6.8 years
Aggregate fleet net book value	$7,240,088	$6,251,863

(1)         Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
Region	Net Book Value	% of Total	Net Book Value	% of Total
Asia/Pacific	$3,007,887	41.5%	$2,245,002	35.9%
Europe	2,573,881	35.6	2,398,531	38.4
Central America, South America and Mexico	844,121	11.7	788,189	12.6
U.S. and Canada	441,876	6.1	457,546	7.3
The Middle East and Africa	372,323	5.1	362,595	5.8
Total	$7,240,088	100.0%	$6,251,863	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	7	3.8%	7	4.5%
Airbus A320-200	39	21.4	29	18.7
Airbus A321-200	6	3.3	5	3.2
Airbus A330-200	16	8.8	14	9.0
Airbus A330-300	5	2.7	3	1.9
Boeing 737-700	8	4.4	8	5.2
Boeing 737-800	44	24.2	38	24.5
Boeing 767-300ER	3	1.7	3	1.9
Boeing 777-200ER	1	0.6	1	0.7
Boeing 777-300ER	6	3.3	6	3.9
Embraer E175	8	4.4	8	5.2
Embraer E190	24	13.2	23	14.8
ATR 72-600	15	8.2	10	6.5
Total	182	100.0%	155	100.0%

As of September 30, 2013 we had commitments to acquire a total of 338 new aircraft for delivery as follows:

Aircraft Type	2013	2014	2015	2016	2017	Thereafter	Total
Airbus A320/321-200	4	13	6	—	—	—	23
Airbus A320/321 NEO	—	—	—	3	12	35	50
Airbus A350-900/1000(1)	—	—	—	—	—	30	30
Boeing 737-800	6	13	18	17	11	—	65
Boeing 737-8/9 MAX(2)	—	—	—	—	—	104	104
Boeing 777-300ER	—	5	9	1	—	—	15
Boeing 787-9/10	—	—	—	—	1	44	45
ATR 72-600	1	4	1	—	—	—	6
Total	11	35	34	21	24	213	338

(1)         As of September 30, 2013, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(2)         As of September 30, 2013, 20 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

Our current lease placements are in line with expectations and are progressing well. As of September 30, 2013 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2013	11	11	100.0%
2014	35	35	100.0%
2015	34	28	82.4
2016	21	5	23.8
2017	24	4	16.7
Thereafter	213	7	3.3
Total	338	90

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines and we derive more than 90% of our revenues from airlines domiciled outside of the United States. As of September 30, 2013, we had 182 aircraft leased under operating leases to 79 airlines based in 45 countries and we anticipate that most of our revenues in the future will be generated from foreign lessees.

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

Liquidity and Capital Resources

Overview

As we grow our business, our financing strategy remains focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and limited utilization of export credit financing. In May 2013, the Company received a corporate credit rating of A- from Kroll Bond Ratings, followed by a second investment grade corporate credit rating of BBB- from S&P in August 2013 further broadening our access to attractively priced capital.

Our substantial cash requirements will continue as we expand our fleet through the existing aircraft purchase commitments in our pipeline. We will need to obtain additional financing to fund our commitments. However, we believe that we will have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, macro-economic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.

Debt

Our debt financing was comprised of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012

Unsecured
Senior notes	$2,170,620	$1,775,000
Revolving credit facilities	1,239,000	420,000
Term financings	265,155	248,916
Convertible senior notes	200,000	200,000
	3,874,775	2,643,916
Secured
Warehouse facilities	839,000	1,061,838
Term financings	691,329	688,601
Export credit financing	73,203	—
	1,603,532	1,750,439

Total secured and unsecured debt financing	5,478,307	4,394,355
Less: Debt discount	(12,029)	(9,623)
Total debt	$5,466,278	$4,384,732
Selected interest rates and ratios:
Composite interest rate(1)	3.46%	3.94%
Composite interest rate on fixed debt(1)	4.86%	5.06%
Percentage of total debt at fixed rate	50.99%	53.88%

(1)         This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization

Senior Unsecured Notes

On October 1, 2013, the Company issued an aggregate $185.0 million of senior unsecured notes in a private placement to institutional investors.  The notes are comprised of $53.0 million of 3.64% senior unsecured notes due 2016 and $132.0 million of 4.49% senior unsecured notes due 2019.

On August 26, 2013, the Company received an investment grade corporate credit rating of BBB- from Standard and Poor’s Ratings Services (“S&P”) with a stable outlook.  The BBB- rating was also assigned to the Company’s $2.0 billion senior unsecured notes due 2016, 2017, and 2020.  Effective August 26, 2013, the special interest of 0.50% per annum assessed on the senior unsecured notes due 2017 was eliminated due to the rating of the notes by S&P.

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

Unsecured Revolving Credit Facilities

On November 4, 2013, the Company increased the maximum amount for which it can borrow under its Syndicated Unsecured Revolving Credit Facility by $300.0 million to $2.0 billion. The Company previously amended its Syndicated Unsecured Revolving Credit Facility on May 7, 2013. Pursuant to the amendment, we increased the maximum amount for which we can borrow under this facility by $607.0 million to $1.7 billion, extended the availability period from 3 years to 4 years to May 2017, and reduced the pricing from LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

Effective August 26, 2013, the pricing of our Syndicated Unsecured Revolving Credit Facility has been further reduced to LIBOR plus 1.25% with no LIBOR floor and a 0.25% facility fee as a result of the investment grade corporate credit rating of BBB- obtained from S&P.

The total amount outstanding under our unsecured revolving credit facilities was $1.2 billion and $420.0 million as of September 30, 2013 and December 31, 2012, respectively.

Secured Warehouse Facilities

On June 21, 2013, a wholly-owned subsidiary of the Company entered into an amendment and restatement to the “2010 Warehouse Facility”. The 2010 Warehouse Facility, as amended, provides the Company with financing of up to $1.0 billion, modified from the original facility size of $1.5 billion. The Company is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2013 to June 2015 with a subsequent four year term out option. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.50% to LIBOR plus 2.25% on drawn balances and from 0.75% to 0.50% per annum on undrawn balances.

As of September 30, 2013, the Company had borrowed $839.0 million under our Warehouse Facilities and pledged 32 aircraft as collateral with a net book value of $1.2 billion. As of December 31, 2012, the Company had borrowed $1.1 billion under the Warehouse Facilities and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $75.8 million and $104.3 million at September 30, 2013 and December 31, 2012, respectively.

Secured Term Financings

In September 2013, the Company amended a portfolio of six secured term loans aggregating $168.3 million with one of its lenders. Pursuant to the amendments, we reduced the composite interest rate of the loans by 40 basis-points, extended certain loan maturities and improved the principal amortization profiles of the loans.

Credit Ratings

In May 2013, the Company received a corporate credit rating of A- from Kroll Bond Ratings, followed by a second investment grade corporate credit rating of BBB- from S&P in August 2013.

The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
S&P	BBB-	BBB-	Stable Outlook	August 26, 2013
Kroll Bond Ratings	A-	A-	Stable Outlook	May 9, 2013

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

Liquidity

During the quarter ended September 30, 2013 and through November 7, 2013 we entered into additional unsecured debt facilities aggregating $517.0 million. We ended the third quarter of 2013 with total debt outstanding of $5.5 billion compared to $4.4 billion as of December 31, 2012. We continued to focus on diversifying our banking group to broaden our access to capital and as of September 30, 2013 and through November 7, 2013 had developed a 43 member, globally diversified banking group, which has provided us in excess of $4.5 billion in financing. We ended the third quarter of 2013 with total unsecured debt outstanding of $3.9 billion compared to $2.6 billion as of December 31, 2012, increasing the Company’s unsecured debt as a percentage of total debt to 70.7% as of September 30, 2013 compared to 60.2% as of December 31, 2012, while reducing our composite cost of funds to 3.46% from 3.94% as of December 31, 2012.

We increased our cash flows from operations by 32.3% to $492.8 million for the nine months ended September 30, 2013 compared to $372.5 million for the nine months ended September 30, 2012. Our cash flows from operations contributed significantly to our liquidity position. As of September 30, 2013 and through November 7, 2013, we have available liquidity of $1.5 billion which is comprised of unrestricted cash of $221.7 million, undrawn balances under our Warehouse Facilities and unsecured revolving credit facilities of $826.7 million, and other facilities arranged through November 7, 2013 of $485.0 million. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine months Ended September, 30
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues
Rental of flight equipment	$213,835	$172,856	$610,237	$459,643
Interest and other	2,070	2,069	5,537	6,008
Total revenues	215,905	174,925	615,774	465,651
Expenses
Interest	41,946	35,248	125,644	91,308
Amortization of discounts and deferred debt issue costs	6,012	4,595	16,571	11,553
Interest expense	47,958	39,843	142,215	102,861
Depreciation of flight equipment	71,811	57,932	204,457	154,805
Selling, general and administrative	17,497	12,833	48,392	40,750
Stock-based compensation	3,751	7,124	17,839	24,548
Total expenses	141,017	117,732	412,903	322,964
Income before taxes	74,888	57,193	202,871	142,687
Income tax expense	(26,310)	(20,182)	(71,307)	(50,577)
Net income	$48,578	$37,011	$131,564	$92,110

Net income per share of Class A and B Common Stock
Basic	$0.48	$0.37	$1.30	$0.91
Diluted	$0.46	$0.36	$1.25	$0.90

Other Financial Data
Adjusted net income(1)	$54,911	$44,602	$153,879	$115,415
Adjusted EBITDA(2)	$197,933	$161,467	$565,939	$422,683

(1)         Adjusted net income (defined as net income before stock-based compensation expense and non-cash interest expense, which includes the amortization of discounts and debt issuance costs) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted net income is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted net income provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted net income as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted net income as an analytical tool and a reconciliation of adjusted net income to our GAAP net income and cash flow from operating activities.

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted net income (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$184,906	$132,276	$492,786	$372,496
Depreciation of flight equipment	(71,811)	(57,932)	(204,457)	(154,805)
Stock-based compensation	(3,751)	(7,124)	(17,839)	(24,548)
Deferred taxes	(26,310)	(20,182)	(71,307)	(50,573)
Amortization of discounts and deferred debt issue costs	(6,012)	(4,595)	(16,571)	(11,553)
Changes in operating assets and liabilities:
Other assets	637	11,727	(7,917)	20,114
Accrued interest and other payables	(25,216)	(16,924)	(30,679)	(48,085)
Rentals received in advance	(3,865)	(235)	(12,452)	(10,936)
Net income	48,578	37,011	131,564	92,110
Amortization of discounts and deferred debt issue costs	6,012	4,595	16,571	11,553
Stock-based compensation	3,751	7,124	17,839	24,548
Tax effect	(3,430)	(4,128)	(12,095)	(12,796)
Adjusted net income	$54,911	$44,602	$153,879	$115,415

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$48,578	$37,011	$131,564	$92,110
Amortization of discounts and deferred debt issue costs	6,012	4,595	16,571	11,553
Stock-based compensation	3,751	7,124	17,839	24,548
Tax effect	(3,430)	(4,128)	(12,095)	(12,796)
Adjusted net income	$54,911	$44,602	$153,879	$115,415

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

The following tables show the reconciliation of net income and cash flows from operating activities, the most directly comparable GAAP measures of performance and liquidity, to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$184,906	$132,276	$492,786	$372,496
Depreciation of flight equipment	(71,811)	(57,932)	(204,457)	(154,805)
Stock-based compensation	(3,751)	(7,124)	(17,839)	(24,548)
Deferred taxes	(26,310)	(20,182)	(71,307)	(50,573)
Amortization of discounts and deferred debt issue costs	(6,012)	(4,595)	(16,571)	(11,553)
Changes in operating assets and liabilities:
Other assets	637	11,727	(7,917)	20,114
Accrued interest and other payables	(25,216)	(16,924)	(30,679)	(48,085)
Rentals received in advance	(3,865)	(235)	(12,452)	(10,936)
Net income	48,578	37,011	131,564	92,110
Net interest expense	47,483	39,218	140,772	100,643
Income taxes	26,310	20,182	71,307	50,577
Depreciation	71,811	57,932	204,457	154,805
Stock-based compensation	3,751	7,124	17,839	24,548
Adjusted EBITDA	$197,933	$161,467	$565,939	$422,683

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted EBITDA:
Net income	$48,578	$37,011	$131,564	$92,110
Net interest expense	47,483	39,218	140,772	100,643
Income taxes	26,310	20,182	71,307	50,577
Depreciation	71,811	57,932	204,457	154,805
Stock-based compensation	3,751	7,124	17,839	24,548
Adjusted EBITDA	$197,933	$161,467	$565,939	$422,683

Three months ended September 30, 2013, compared to the three months ended September 30, 2012

Rental revenue

As of September 30, 2013, we had grown our fleet to 182 aircraft with a net book value of $7.2 billion and recorded $213.8 million in rental revenue for the three months then ended, which included overhaul revenue of $7.3 million. In the prior year, as of September 30, 2012, we owned 142 aircraft with a net book value of $5.9 billion and recorded $172.9 million in rental revenue for the three months then ended, which included overhaul revenue of $6.7 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. We expect rental revenue to continue to increase as we add aircraft to our fleet.

All of the aircraft in our fleet were leased as of September 30, 2013 and September 30, 2012.

Interest expense

Interest expense totaled $48.0 million for the three months ended September 30, 2013 compared to $39.8 million for the three months ended September 30, 2012. The change was primarily due to an increase in our average outstanding debt balances, partially offset by a decrease in our composite interest rate, resulting in a $6.7 million increase in interest and an increase of $1.4 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $71.8 million in depreciation expense of flight equipment for the three months ended September 30, 2013 compared to $57.9 million for the three months ended September 30, 2012. The increase in depreciation expense for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, is attributable to the acquisition of additional aircraft. We expect depreciation expense to continue to increase as we add aircraft to our fleet.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $17.5 million for the three months ended September 30, 2013 compared to $12.8 million for the three months ended September 30, 2012. Selling, general and administrative expense as a percentage of revenue increased to 8.1% for the three months ended September 30, 2013 compared to 7.3% for the three months ended September 30, 2012. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

As of June 30, 2013, all of the Company’s outstanding employee stock options had fully vested.  As a result, stock-based compensation expense totaled $3.8 million for the three months ended September 30, 2013 compared to $7.1 million for the three months ended September 30, 2012. The decrease is also attributable to the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. See Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the three months ended September 30, 2013 was 35.1% compared to 35.3% for the three months ended September 30, 2012. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the three months ended September 30, 2013, the Company reported consolidated net income of $48.6 million, or $0.46 per diluted share, compared to consolidated net income of $37.0 million, or $0.36 per diluted share, for the three months ended September 30, 2012. The increase in net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft.

Nine months ended September 30, 2013, compared to the nine months ended September 30, 2012

Rental revenue

As of September 30, 2013, we had grown our fleet to 182 aircraft with a net book value of $7.2 billion and recorded $610.2 million in rental revenue for the nine months then ended, which included overhaul revenue of $23.5 million. In the prior year, as of September 30, 2012, we owned 142 aircraft with a net book value of $5.9 billion and recorded $459.6 million in rental revenue for the nine months then ended, which included overhaul revenue of $17.0 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. We expect rental revenue to continue to increase as we add aircraft to our fleet.

All of the aircraft in our fleet were leased as of September 30, 2013 and September 30, 2012.

Interest expense

Interest expense totaled $142.2 million for the nine months ended September 30, 2013 compared to $102.9 million for the nine months ended September 30, 2012. The change was primarily due to an increase in our average outstanding debt balances, partially offset by a decrease in our composite interest rate, resulting in a $34.3 million increase in interest and an increase of $5.0 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.

Depreciation expense

We recorded $204.5 million in depreciation expense of flight equipment for the nine months ended September 30, 2013 compared to $154.8 million for the nine months ended September 30, 2012. The increase in depreciation expense for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, is attributable to the acquisition of additional aircraft. We expect depreciation expense to continue to increase as we add aircraft to our fleet.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $48.4 million for the nine months ended September 30, 2013 compared to $40.8 million for the nine months ended September 30, 2012. Selling, general and administrative expense as a percentage of revenue decreased to 7.9% for the nine months ended September 30, 2013 compared to 8.8% for the nine months ended September 30, 2012. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $17.8 million for the nine months ended September 30, 2013 compared to $24.5 million for the nine months ended September 30, 2012. This decrease is primarily a result of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule, as well as the effects of our stock options fully vesting as of June 30, 2013. This decrease was partially offset by grants made in 2012 and 2013, as the full impact on stock-based compensation expense for the 2012 and 2013 grants will be reflected in subsequent periods. See Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the nine months ended September 30, 2013 was 35.1% compared to 35.4% for the nine months ended September 30, 2012. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences as well as the effect of discrete tax items related to stock-based compensation.

Net income

For the nine months ended September 30, 2013, the Company reported consolidated net income of $131.6 million, or $1.25 per diluted share, compared to consolidated net income of $92.1 million, or $0.90 per diluted share, for the nine months ended September 30, 2012. The increase in net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft.

Contractual Obligations

Our contractual obligations as of September 30, 2013 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations (1)(2)	$46,270	217,220	267,209	894,114	2,645,140	1,408,354	5,478,307
Interest payments on debt outstanding(3)	55,310	176,094	182,283	169,459	97,976	98,054	779,176
Purchase commitments	609,148	2,311,910	2,235,724	1,312,001	1,625,100	20,020,467	28,114,350
Operating leases	491	2,024	2,083	2,129	2,181	17,967	26,875
Total	$711,219	2,707,248	2,687,299	2,377,703	4,370,397	21,544,842	34,398,708

(1)          As of September 30, 2013, the Company had $664.3 million of debt outstanding under the 2010 Warehouse Facility, as amended, for which the availability period expires in June 2015. The outstanding drawn balance at the end of the availability period may be converted at the Company’s option to an amortizing, four-year term loan and has been presented as such in the contractual obligations schedule above.

(2)          As of September 30, 2013, the Company had $1.2 billion of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

(3)          Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2013.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the three months ended September 30, 2013.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of September 30, 2013 and December 31, 2012, we had $2.7 billion and $2.0 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $27.0 million and $20.0 million as of September 30, 2013 and December 31, 2012, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in total floating-rate debt outstanding as of September 30, 2013 compared to December 31, 2012.

We also have interest rate risk on our forward lease placements. This is caused by us setting a fixed lease rate in advance of the delivery date of an aircraft. The delivery date is when a majority of the financing for an aircraft is arranged. We partially mitigate the risk of an increasing interest rate environment between the lease signing date and the delivery date of the aircraft, by having interest rate adjusters in a majority of our forward lease contracts which would adjust the final lease rate upward if certain benchmark interest rates are higher at the time of delivery of the aircraft than at the lease signing date.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of September 30, 2013 and December 31, 2012, 1.4% and 2.5%, respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC (the “AIG/ILFC Complaint”). The complaint also names as defendants certain executive officers and employees of the Company. American International Group withdrew as a plaintiff on all but one cause of action that is not asserted against the Company.

Among other things, the complaint, as amended, alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint seeks an unspecified amount of damages and injunctive relief. The Company believes that it has meritorious defenses to these claims and intends to defend this matter vigorously. The amount or range of loss, if any, is not estimable at this time.

On August 15, 2013, the Company filed a cross-complaint against ILFC and AIG.   Among other things, the cross-complaint, as amended, alleges breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation.  It also alleges unfair competition by ILFC and AIG. The cross-complaint seeks compensatory damages in excess of $500 million.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company

10.2†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company

10.3†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

November 7, 2013	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

November 7, 2013	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

10.1†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company

10.2†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company

10.3†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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