Form 10-K
period 2013-12-31
AIR LEASE CORP
filed 2014-02-27
CIK 1487712

Use these links to rapidly review the document

INDEX TO CONSOLIDATED
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐              No ☒

         The aggregate market value of registrant's voting stock held by non-affiliates was approximately $2,127,913,320 on June 30, 2013, based upon the last reported sales price on the New York Stock Exchange. As of February 27, 2014, there were 101,822,676 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the Proxy Statement relating to registrant's 2014 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report

Form 10-K
For the Fiscal Year Ended December 31, 2013
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

PART I

ITEM 1.    BUSINESS

Overview

        Air Lease Corporation (the "Company", "ALC", "we", "our" or "us"), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvár-Hazy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus"), and leasing those aircraft to airlines throughout the world to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

        We currently have relationships with over 200 airlines across 70 countries. We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including markets such as Asia, the Pacific Rim, Latin America, the Middle East and Eastern Europe. Many of these markets are experiencing increased demand for passenger airline travel and have lower market saturation than more mature markets such as North America and Western Europe. We expect that these markets will also present significant replacement opportunities in upcoming years as some airlines in these markets look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. An important focus of our strategy is meeting the needs of this replacement market. Airlines in some of these markets have fewer financing alternatives, enabling us to command relatively higher lease rates compared to those in more mature markets.

        We mitigate the risks of owning and leasing aircraft through careful management and diversification of our leases and lessees by geography, lease term, and aircraft age and type. We believe that diversification of our operating lease portfolio reduces the risks associated with individual lessee defaults and adverse geopolitical and regional economic events. We mitigate the risks associated with cyclical variations in the airline industry by managing customer concentrations and lease maturities in our operating lease portfolio to minimize periods of concentrated lease expirations. In order to maximize residual values and minimize the risk of obsolescence, our strategy is to own an aircraft during the first third of its 25 year useful life.

        As of December 31, 2013, we owned 193 aircraft in our operating lease portfolio and we leased the aircraft to a globally diversified customer base comprised of 79 airlines in 47 countries. The weighted average lease term remaining of our operating lease portfolio was 7.1 years and the weighted average age of our fleet was 3.7 years. During 2013 we entered into commitments to purchase up to 73 additional aircraft from Airbus and Boeing. From Airbus, we agreed to purchase up to 30 A350 XWB family aircraft, five of which are subject to reconfirmation. From Boeing, we agreed to purchase an additional 10 Boeing 777-300ER aircraft, 30 787-10 aircraft and three additional 787-9 aircraft. At December 31, 2013, we had, in the aggregate, 327 aircraft on order with Boeing, Airbus and Avions de Transport Régional ("ATR") for delivery through 2023, with an estimated aggregate purchase price of $27.3 billion, making us one of the largest customers of Boeing and Airbus.

        As of December 31, 2013, all of our 193 aircraft were leased and our airline customers are obligated to make $6.2 billion in minimum future rental payments over the non-cancellable lease term. In addition, we have signed lease agreements for 98 aircraft that we ordered from the manufacturers for delivery through 2023, and our airline customers are contractually obligated to make $7.2 billion in minimum future rental payments over the non-cancellable lease term. In the aggregate, between aircraft we own in our operating lease portfolio and those that we have leased from our orderbook, our customers are contractually obligated to make $13.4 billion in minimum future rental payments.

        We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and capital markets, with a limited utilization of export credit financing. In 2013, the Company received two corporate credit ratings lowering our cost of funds and broadening our access to attractively priced capital. Since our inception in 2010, we have developed a 43 member, globally diversified banking group, which has provided us in excess of $4.4 billion in financing, and we have raised $3.3 billion in financing in the capital markets. We ended 2013 with total debt outstanding of $5.9 billion, of which 62.0% was at a fixed rate and 73.5% of which was unsecured, with a composite cost of funds of 3.60%.

        In 2013, we had total revenues of $858.7 million, representing an increase of $202.9 million or 30.9% compared to 2012. This is comprised of rental revenues on our operating lease portfolio of $836.5 million and aircraft sales, trading and other revenue of $22.2 million. Our composite cost of funds as of December 31, 2013 decreased by 0.34% compared to the prior year. We recorded earnings before income taxes of $293.4 million in 2013, an increase of $89.5 million or 43.9% compared to 2012, for a pretax profit margin of 34.2%. Our operating performance is principally driven by the growth of our fleet, the terms of our leases and the interest rates on our indebtedness, supplemented by the gains of our aircraft sales and trading activities.

Operations to Date

Current Fleet

        Our fleet is principally comprised of fuel-efficient and newer technology aircraft, consisting of narrowbody aircraft, such as the Boeing 737-700/800, the Airbus A320/321 and the Embraer E190, select widebody aircraft, such as the Boeing 777-300ER and the Airbus A330-200/300, and the ATR 72-600 turboprop aircraft. As of December 31, 2013, we owned 193 aircraft, comprised of 146 narrowbody jet aircraft, 31 widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years. As of December 31, 2012, we owned 155 aircraft, comprised of 118 narrowbody jet aircraft, 27 widebody jet aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years.

Geographic Diversification

        Over 90% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the respective geographical regions based on each airline's principal place of business:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(dollars in thousands)
Asia/Pacific	$314,908	37.6%	$215,537	33.4%	$93,237	28.0%
Europe	300,761	35.9%	253,376	39.2%	151,566	45.6%
Central America, South America and Mexico	107,857	12.9%	84,341	13.1%	30,714	9.2%
U.S. and Canada	57,366	6.9%	53,201	8.2%	39,350	11.8%
The Middle East and Africa	55,624	6.7%	39,398	6.1%	17,852	5.4%

Total	$836,516	100.0%	$645,853	100.0%	$332,719	100.0%

        The following table sets forth the regional concentration of our aircraft portfolio based on net book value as of December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
Region	Net Book Value	% of Total	Net Book Value	% of Total	Net Book Value	% of Total
	(dollars in thousands)
Asia/Pacific	$3,317,118	43.6%	$2,245,002	35.9%	$1,355,432	32.0%
Europe	2,656,816	34.9%	2,398,531	38.4%	1,782,949	42.1%
Central America, South America and Mexico	829,930	10.9%	788,189	12.6%	515,145	12.2%
U.S. and Canada	436,653	5.7%	457,546	7.3%	386,101	9.1%
The Middle East and Africa	372,618	4.9%	362,595	5.8%	197,789	4.6%

Total	$7,613,135	100.0%	$6,251,863	100.0%	$4,237,416	100.0%

        At December 31, 2013, 2012 and 2011, we leased aircraft to customers in the following regions:

	December 31, 2013		December 31, 2012		December 31, 2011
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Asia/Pacific	31	39.2%	28	40.6%	22	40.0%
Europe	21	26.6%	17	24.6%	13	23.6%
Central America, South America and Mexico	12	15.2%	9	13.0%	8	14.6%
U.S. and Canada	8	10.1%	8	11.6%	7	12.7%
The Middle East and Africa	7	8.9%	7	10.2%	5	9.1%

Total	79	100.0%	69	100.0%	55	100.0%

(1)
A customer is an airline with its own operating certificate.

        In 2013, one country represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2013, China attributed for $129.8 million or 15.5% of our rental of flight equipment revenue. In 2012, three countries represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2012, China attributed for $75.5 million or 11.7% of our rental of flight equipment revenue, Italy attributed for $71.0 million or 11.0% of our rental of flight equipment revenue and France attributed for $67.4 million or 10.4% of our rental of flight equipment revenue. In 2011, two countries represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2011 China attributed for $39.6 million or 11.9% of our rental of flight equipment revenue and France attributed for $62.2 million or 18.7% of our rental of flight equipment revenue.

        In 2013, no individual airline represented at least 10% of our rental of flight equipment revenue. In 2012, one airline represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2012, Alitalia attributed for $71.0 million or 11.0% of our rental of flight equipment revenue. In 2011, one airline represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2011 Air France attributed for $45.4 million or 13.7% of our rental of flight equipment revenue.

Aircraft Acquisition Strategy

        We operate our business on a global basis, leasing aircraft to airline customers in every major geographical region of the world. Our primary strategy is to order new aircraft in bulk directly from the manufacturers to minimize the acquisition price. We seek to acquire the most highly in demand and widely distributed, modern technology, fuel efficient narrowbody and widebody commercial jet transport aircraft. When placing new aircraft orders with the manufacturers, we strategically target the replacement of aging aircraft with modern technology aircraft. Additionally, we look to supplement our order pipeline with opportunistic purchases of aircraft in the secondary market and participate in sale-leaseback transactions with airlines.

        Prior to ordering aircraft, we evaluate the market for specific types of aircraft. We consider the overall demand for the aircraft in the marketplace based on our deep knowledge of the aviation industry and our customer relationships. It is important to assess the airplane's economic viability, the operating performance characteristics, engine variant options, intended utilization by our customers, and which aircraft types it will replace or compete with in the global market. Additionally, we study the effects of global airline passenger traffic growth in order to determine the likely demand for our new aircraft.

        For new aircraft deliveries, we source many components separately, which include seats, safety equipment, avionics, galleys, cabin finishes, engines and other equipment. Often times we are able to achieve lower pricing through direct bulk purchase contracts with the component manufacturers than would be achievable if the airframe manufacturers sourced the components for the airplane. Manufacturers such as Boeing and Airbus install this buyer furnished equipment in our aircraft during the final assembly process at their facilities. With this purchasing strategy, we are able to meet specific customer configuration requirements and lower the total acquisition cost of the aircraft.

Aircraft Leasing Strategy

        The airline industry is a complex industry with constantly evolving competition, code shares (where two or more airlines share the same flight), alliances and passenger traffic patterns. This requires frequent updating and flexibility within an airline's fleet. The operating lease allows airlines to effectively adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital intensive assets with a 25 year useful life. This fleet flexibility enables airlines to more effectively compete in their respective markets. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies.

        We work to mitigate the risks of owning and leasing aircraft through careful management of our fleet, including managing customer concentrations by geography and region, staggering lease maturities, balancing aircraft type exposures, and maintaining a young fleet age. We believe that diversification of our operating lease portfolio reduces the risks associated with individual customer defaults and the impact of adverse geopolitical and regional economic events. We work to mitigate the risks associated with cyclical variations in the airline industry by entering into long term leases and staggering our lease maturities. In order to maximize residual values and minimize the risk of obsolescence, our strategy is to own aircraft for the first third of its 25 year useful life.

        Our management team identifies prospective customers based upon industry knowledge and long-standing relationships. Prior to leasing an aircraft, we evaluate the competitive positioning of the airline, the strength and quality of the management team, and the financial performance of the airline. Management obtains and reviews relevant business materials from all prospective customers before entering into a lease agreement. Under certain circumstances, the customer may be required to obtain guarantees or other financial support from a financial institution. We work closely with our existing customers and potential lessees to develop customized lease structures that address their specific needs. We typically enter into a lease agreement 18 to 36 months in advance of the delivery of a new aircraft from our order pipeline. Once the aircraft has been delivered and operated by the airline, we look to remarket the aircraft and sign a follow-on lease six to 12 months ahead of the scheduled expiry of the initial lease term. Our leases typically contain the following key provisions:

  •
  our leases are primarily structured as operating leases, whereby we retain the residual rights to the aircraft;

  •
  our leases are triple net leases, whereby the lessee is responsible for all operating costs including taxes, insurance, and aircraft maintenance;

  •
  our leases typically require all payments be made in U.S. dollars;

  •
  our leases are typically for fixed rates and terms;

  •
  our leases typically require cash security deposits and maintenance reserve payments; and

  •
  our leases contain provisions which require payment whether or not the aircraft is operated, irrespective of the circumstances.

        The lessee is responsible for compliance with applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the U.S. Federal Aviation Administration ("FAA") or its equivalent in foreign jurisdictions. As a function of these laws and the provisions in our lease contracts, the lessees are responsible to perform all maintenance of the aircraft and return the aircraft and its components in a specified return condition. Generally, we receive a cash deposit and maintenance reserves as security for the lessee's performance of obligations under the lease and the condition of the aircraft upon return. In addition, most leases contain extensive provisions regarding our remedies and rights in the event of a default by a lessee. The lessee generally is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

        Some foreign countries have currency and exchange laws regulating the international transfer of currencies. When necessary, we may require, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtain the necessary approvals of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed in U.S. dollars. We attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars. To meet the needs of certain of our airline customers, we have agreed to accept certain of our lease payments in a foreign currency. After we agree to the rental payment currency with an airline, the negotiated currency typically remains for the term of the lease. We may enter into contracts to mitigate our foreign currency risk, but we expect that the economic risk arising from foreign currency denominated leases will be insignificant to us.

        We may, in connection with the lease of used aircraft, agree to contribute specific additional amounts to the cost of certain first major overhauls or modifications, which usually reflect the usage of the aircraft prior to the commencement of the lease, and which are covered by the prior operator's usage fees. We may be obligated under the leases to make reimbursements of maintenance reserves previously received to lessees for expenses incurred for certain planned major maintenance. We also, on occasion, may contribute towards aircraft modifications and recover any such costs over the life of the lease.

Monitoring

        During the lease term we closely follow the operating and financial performance of our lessees. We maintain a high level of communication with the lessee and frequently evaluate the state of the market in which the lessee operates, including the impact of changes in passenger air travel and preferences, emerging competition, new government regulations, regional catastrophes and other unforeseen shocks that are relevant to the airline's market. This enables us to identify lessees that may be experiencing operating and financial difficulties. This identification assists us in assessing the lessee's ability to fulfill its obligations under the lease. This monitoring also identifies candidates, where appropriate, to restructure the lease prior to the lessee's insolvency or the initiation of bankruptcy or similar proceedings. Once an insolvency or bankruptcy occurs we typically have less control over, and would most likely incur greater costs in connection with, the restructuring of the lease or the repossession of the aircraft.

        During the life of the lease, situations may lead us to restructure leases with our lessees. When we repossess an aircraft leased in a foreign country, we generally expect to export the aircraft from the lessee's jurisdiction. In some very limited situations, the lessees may not fully cooperate in returning the aircraft. In those cases, we will take legal action in the appropriate jurisdictions, a process that could ultimately delay the return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanics' liens, airport charges, and navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

Remarketing

        Our lease agreements are generally structured to require lessees to notify us nine to 12 months in advance of the lease's expiration if a lessee desires to renew or extend the lease. Requiring lessees to provide us with such advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to remarket or sell the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. Our leases contain detailed provisions regarding the required condition of the aircraft and its components upon redelivery at the end of the lease term.

Aircraft Sales & Trading Strategy

        Our strategy is to maintain a portfolio of young aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long term leases, and sell the aircraft when they near the end of the first third of their 25 year economic useful lives. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include leasing companies, financial institutions and airlines. We also buy and sell aircraft on an opportunistic basis for trading profits. Additionally, we may provide management services of the aircraft asset to the buyer for a fee.

Financing Strategy

        We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. From our inception in 2010, we have structured the Company to be an investment grade company and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

        The Company received a corporate credit rating of A- from Kroll Bond Ratings in May 2013, followed by a second investment grade corporate credit rating of BBB- from S&P in August 2013. Our investment grade credit ratings further lowered our cost of funds and broadened our access to attractively priced capital. It also strengthened our ability to achieve our long-term debt financing strategy of continuing to raise unsecured debt in the global bank and capital markets to further increase our unsecured debt as a percentage of total debt.

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

        The comprehensive liability insurance listed on certificates of insurance generally include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500.0 million for Airbus and Boeing aircraft and $200.0 million for Embraer S.A. ("Embraer") and ATR aircraft. As a standard in the industry, airline operator's policies contain a sublimit for third-party war risk liability in the amount of $50.0 million. We require each lessee to purchase higher limits of third-party war risk liability or obtain an indemnity from its respective government.

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

        We cannot assure investors that our lessees will be adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that any particular claim will be paid, or that lessees will be able to obtain adequate insurance coverage at commercially reasonable rates in the future.

        We maintain key man life insurance policies on our Chairman and CEO and our President and Chief Operating Officer. Each policy is in the amount of $2.0 million, with the proceeds payable to us and permitted to be used for general corporate purposes.

Competition

        The leasing, remarketing and sale of aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition and the availability in the marketplace of the types of aircraft required to meet the needs of airline customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any.

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

        We are required to register our aircraft with an aviation authority mutually agreed upon with our lessee. Each aircraft registered to fly must have a Certificate of Airworthiness, which is a certificate demonstrating the aircraft's compliance with applicable government rules and regulations and that the aircraft is considered airworthy. Each airline we lease to must have a valid operation certificate to operate our aircraft. Our lessees are obligated to maintain the Certificates of Airworthiness for the aircraft they lease.

        Our involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister our aircraft on those countries' registries.

        We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the "DOC") to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries. The U.S. Patriot Act of 2001 (the "Patriot Act") prohibits financial transactions by U.S. persons, including U.S. individuals, entities and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

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

Employees

        As of December 31, 2013, we had 63 full-time employees. On average, our senior management team has approximately 23 years of experience in the aviation industry. None of our employees are represented by a union or collective bargaining agreements.

Access to Our Information

        We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). We make our public SEC filings available, at no cost, through our website at www.airleasecorp.com as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. We will also provide these reports in electronic or paper format free of charge upon written request made to Investor Relations at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. Our SEC filings are also available free of charge on the SEC's website at www.sec.gov. The public may also read and copy any document we file with the SEC at the SEC's public reference room located at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Executive Officers of the Company

        Set forth below is certain information concerning each of our executive officers as of February 27, 2014, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions*
Steven F. Udvar-Házy	68	Chairman and Chief Executive Officer (since February 2010)	Chairman and Chief Executive Officer of International Lease Finance Corporation ("ILFC"), 1973-2010
John L. Plueger	59	President, Chief Operating Officer and Director (since March 2010)	Chief Executive Officer of ILFC, 2010 President and Chief Operating Officer of ILFC, 2002-2010
Carol H. Forsyte	51	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)	Corporate Vice President Law of Motorola Mobility LLC, July 2012-September 14, 2012
Corporate Vice President and Secretary of Motorola Mobility, Inc., January 2011-July 2012
			Corporate Vice President Law, Motorola Inc. 2005-2010
Marc H. Baer	49	Executive Vice President, Marketing (since April 2010)	Senior Vice President of ILFC, 2007-2010
Jie Chen	50	Executive Vice President and Managing Director of Asia (since August 2010)	Senior Vice President and Managing Director, Asia of ILFC, 2002-2010
Alex A. Khatibi	53	Executive Vice President (since April 2010)	Managing Director of ILFC's Middle East business, 1996-2010
Grant A. Levy	51	Executive Vice President (since April 2010)	Senior Vice President, Marketing of ILFC, 2002-2010
Gregory B. Willis	35	Senior Vice President and Chief Financial Officer (since March 2012)	Vice President, Finance, and Chief Accounting Officer, 2010-2012 Director of Accounting Policy of ILFC, 2007-2010
John D. Poerschke	52	Senior Vice President of Aircraft Procurement and Specifications (since March 2010)	Vice President, Aircraft Specifications and Material, of ILFC, 1995-2010

*
ILFC is an aircraft leasing company. Motorola Mobility LLC, Motorola Mobility, Inc., and Motorola Inc. are manufacturers of communication equipment.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

We cannot assure you that we will be able to enter into profitable leases for any aircraft acquired, which would negatively affect our financial condition, cash flow and results of operations.

        We cannot assure you that we will be able to enter into profitable leases upon the acquisition of the aircraft we purchase in the future. You must rely upon our management team's judgment and ability to evaluate the ability of lessees and other counterparties to perform their obligations to us and to negotiate transaction documents. We cannot assure you that our management team will be able to perform such functions in a manner that will achieve our investment objectives, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on the continual leasing and remarketing of our aircraft, and we may not be able to do so on favorable terms, which would negatively affect our financial condition, cash flow and results of operations.

        Our business model depends on the continual leasing and remarketing of our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate positive cash flows from operations. Our ability to lease and remarket our aircraft will depend on general market and competitive conditions at the time the initial leases are entered into and expire. If we are not able to lease or remarket an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for our debt service obligations or operating expenses. Our ability to lease, remarket or sell the aircraft on favorable terms or without significant off-lease time and costs could be negatively affected by depressed conditions in the aviation industry, airline bankruptcies, the effects of terrorism, war, natural disasters and/or epidemic diseases on airline passenger traffic trends, declines in the values of aircraft, and various other general market and competitive conditions and factors which are outside of our control. If we are unable to lease and remarket our aircraft, on favorable terms, our financial condition, cash flow and results of operations would be negatively affected.

Incurring significant costs resulting from lease defaults could negatively affect our financial condition, cash flow and results of operations.

        If we are required to repossess an aircraft after a lessee default, we may be required to incur significant costs. Those costs likely would include legal and other expenses associated with court or other governmental proceedings, including the cost of posting surety bonds or letters of credit necessary to effect repossession of an aircraft, particularly if the lessee is contesting the proceedings or is in bankruptcy. In addition, during any such proceedings the relevant aircraft would likely not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft that we repossess and are unable to place immediately with another lessee. It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessor might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

        We may suffer other negative consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. In addition, certain of our lessees are owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that lessee's domicile. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in remarketing the affected aircraft.

        If we repossess an aircraft, we may not necessarily be able to export or deregister and profitably redeploy the aircraft. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining the Certificate of Airworthiness for an aircraft. If, upon a lessee default, we incur significant costs in connection with repossessing our aircraft, are delayed in repossessing our aircraft or are unable to obtain possession of our aircraft as a result of lessee defaults, our financial condition, cash flow and results of operations would be negatively affected.

If our lessees fail to discharge aircraft liens, we may be obligated to pay the aircraft liens, which would negatively affect our financial condition, cash flow and results of operations.

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

        Until they are discharged, these liens could impair our ability to repossess, remarket or sell our aircraft. Our lessees may not comply with the anticipated obligations under their leases to discharge aircraft liens arising during the terms of the leases. If they do not, we may find it necessary to pay the claims secured by such aircraft liens in order to repossess the aircraft. Such payments would negatively affect our financial condition, cash flow and results of operations.

If our lessees fail to perform as expected and we decide to restructure or reschedule our leases, the restructuring and rescheduling would likely result in less favorable leases, which would negatively affect our financial condition, cash flow and results of operations.

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

        Many airlines, including some of our customers, are not backed by sovereign credit and do not have investment grade credit profiles. We anticipate that some of our lessees will experience a weakened financial condition or suffer liquidity problems. This could lead to a lessee experiencing difficulties in performing under the terms of our lease agreement. This could result in the lessee seeking relief under some of the terms of our lease agreement, or it could result in us electing to repossess the aircraft.

        Any future downturns in the airline industry could greatly exacerbate the weakened financial condition of some of these lessees and further increase the risk of delayed, missed or reduced rental payments. We may not correctly assess the credit risk of a lessee, or may not charge lease rates which correctly reflect the related risks, and as a result, lessees may not be able to satisfy their financial and other obligations under their leases. A delayed, missed or reduced rental payment from a lessee would decrease our revenues and cash flow. If we, in the exercise of our remedies under a lease, repossess an aircraft, we may not be able to remarket the aircraft promptly or at favorable rates.

        It is likely that restructurings and/or repossessions with some of our lessees will occur in the future. The terms and conditions of possible lease restructurings or reschedulings may result in a significant reduction of lease revenue, which may negatively affect our financial results and growth prospects. If any request for payment restructuring or rescheduling is made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease. The terms of any revised payment schedules may be unfavorable and such payments may not be made. Our default levels would likely increase over time if economic conditions deteriorate. If lessees of a significant number of our aircraft defaulted on their leases, it would negatively affect our financial condition, cash flow and results of operations.

Failure to obtain certain required licenses and approvals could negatively affect our ability to remarket or sell aircraft, which would negatively affect our financial condition, cash flow and results of operations.

        Lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered and in which they operate. As a result, we expect that certain aspects of our leases will require licenses, consents or approvals, including consents from governmental or regulatory authorities for certain payments under our leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and governmental consent, once given, could be withdrawn. Furthermore, consents needed in connection with the future remarketing or sale of an aircraft may not be forthcoming. Any of these events could negatively affect our ability to remarket or sell aircraft, which would negatively affect our financial condition, cash flow and results of operations.

Our aircraft require routine maintenance, and if they are not properly maintained, their value may decline and we may not be able to lease or remarket such aircraft at favorable rates, if at all, which would negatively affect our financial condition, cash flow and results of operations .

        We may be exposed to increased maintenance costs for our aircraft associated with a lessee's failure to properly maintain the aircraft or pay supplemental maintenance rent. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its lease or sale. We enter into leases pursuant to which the lessees are primarily responsible for many obligations, which include maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including operational, maintenance, government agency oversight, registration requirements and airworthiness directives. Failure of a lessee to perform required maintenance during the term of a lease could result in a decrease in value of an aircraft, an inability to remarket an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease, which could be substantial, to restore the aircraft to an acceptable condition prior to remarketing or sale. Any failure by our lessees to meet their obligations to perform required scheduled maintenance or our inability to maintain our aircraft would negatively affect our financial condition, cash flow and results of operations.

If we experience abnormally high maintenance or obsolescence issues with any aircraft that we acquire, it would negatively affect our financial condition, cash flow and results of operations.

        Aircraft are long-lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete or less in demand over time when newer, more advanced aircraft are manufactured. Our existing fleet, as well as, the aircraft that we have ordered has exposure to obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types. These events include but are not limited to government regulation or changes in our airline customers' preferences. These events may shorten the life cycle for aircraft types in our fleet and, accordingly, may negatively impact lease rates, trigger impairment charges, increased depreciation expense or result in losses related to aircraft asset value guarantees, if we were to provide such guarantees.

        Further, variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and airworthiness directives could make the operation of older aircraft more costly to our lessees and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or remarketing of our aircraft. Any of these expenses or costs would negatively affect our financial condition, cash flow and results of operations.

If we acquire a high concentration of a particular model of aircraft, our financial condition, cash flow and results of operations would be negatively affected by changes in market demand or problems specific to that aircraft model.

        If we acquire a high concentration of a particular model of aircraft, our business and financial results could be negatively affected if the market demand for that model of aircraft declines, if it is redesigned or replaced by its manufacturer or if this type of aircraft experiences design or technical problems. If we acquire a high concentration of a particular aircraft model and such model encounters technical or other problems, the value and lease rates of such aircraft will likely decline, and we may be unable to lease such aircraft on favorable terms, if at all. A significant technical problem with a specific type of aircraft could result in the grounding of the aircraft. Any decrease in the value and lease rates of our aircraft would negatively affect our financial condition, cash flow and results of operations.

The introduction of superior aircraft technology or a new line of aircraft could cause the aircraft that we acquire to become outdated or obsolete or oversupplied and therefore less desirable, which would negatively affect our financial condition, cash flow and results of operations.

        As manufacturers introduce technological innovations and new types of aircraft, some of the aircraft in our fleet could become less desirable to potential lessees. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by our management. New aircraft manufacturers could emerge to produce aircraft that compete with the aircraft we own. The introduction of new technologies or introduction of a new type of aircraft may negatively affect the value of the aircraft in our fleet.

        In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft less desirable and accordingly less valuable in the marketplace. The development of new aircraft and engine options could decrease the desirability of certain aircraft in our fleet and/or aircraft that we have ordered. This could, in turn, reduce both future residual values and lease rates for certain types of aircraft in our portfolio. Any of these risks may negatively affect our ability to lease or sell our aircraft on favorable terms, if at all, which would negatively affect our financial condition, cash flow and results of operations.

We are indirectly subject to many of the economic and political risks associated with emerging markets, which could negatively affect our financial condition, cash flow and results of operations.

        Our business strategy emphasizes leasing aircraft to lessees outside of the United States, including to airlines in emerging market countries. Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. The occurrence of any of these events in markets served by our lessees and the resulting economic instability that may arise, particularly if combined with high fuel prices, could negatively affect the value of our aircraft subject to lease in such countries, or the ability of our lessees, which operate in these markets, to meet their lease obligations. As a result, lessees that operate in emerging market countries may be more likely to default than lessees that operate in developed countries. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in such countries.

        Further, demand for aircraft is dependent on passenger and cargo traffic, which in turn is dependent on general business and economic conditions. As a result, weak or negative economic growth in emerging markets may have an indirect effect on the value of the assets that we acquire if airlines and other potential lessees are negatively affected. Economic downturns can affect the values of the assets we purchase, which may have a negative effect on our financial condition, cash flow and results of operation.

From time to time, the aircraft industry has experienced periods of oversupply during which lease rates and aircraft values have declined, and any future oversupply could negatively affect our financial condition, cash flow and results of operations.

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

        In addition, operating lessors may be sold or merged with other entities. Recently, two of our competitors have announced their plans to merge. These types of transactions may call for a reduction in the fleet of the new entity, which could increase supply levels of used and older aircraft in the market.

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

        Any of these factors may produce sharp and prolonged decreases in aircraft lease rates and values. They may have a negative effect on our ability to lease or remarket the aircraft in our fleet or in our order book. Any of these factors could negatively affect our financial condition, cash flow and results of operations.

The value of the aircraft we acquire and the market rates for leases could decline, which would have a negative affect on our financial condition, cash flow and results of operations.

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

  •
  the availability of spare parts.

        Any decrease in the value of aircraft that we acquire and market rates for leases, which may result from the above factors or other unanticipated factors, would have a negative effect on our financial condition, cash flow and results of operations.

Competition from other aircraft lessors with greater resources or a lower cost of capital than ours could negatively affect our financial condition, cash flow and results of operations.

        The aircraft leasing industry is highly competitive. Our competitors may have greater resources or a lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets we conduct business in.

        In addition, we may encounter competition from other entities in the acquisition of aircraft such as:

  •
  airlines;

  •
  financial institutions;

  •
  aircraft brokers;

  •
  public and private partnerships, investors and funds with more capital to invest in aircraft; and

  •
  other aircraft leasing companies that we do not currently consider our major competitors.

        Competition for a leasing transaction is based principally upon lease rates, delivery dates, lease terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the needs of the customer. Competition in the purchase and sale of aircraft is based principally on the availability of the aircraft, the price, and where applicable the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee. We will not always be able to compete successfully with our competitors, which could negatively affect our financial condition, cash flow and results of operations.

The failure of any manufacturer to meet its delivery obligations to us would negatively affect our cash flow and results of operations.

        The supply of commercial aircraft is dominated by a few airframe manufacturers and a limited number of engine manufacturers. As a result, we will be dependent on the success of these manufacturers in remaining financially stable, producing products and related components which meet the airlines' demands and fulfilling any contractual obligations they may have to us.

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

        There have been recent well-publicized delays by airframe manufacturers in meeting stated deadlines in bringing new aircraft to market. If there are manufacturing delays for aircraft for which we have made future lease commitments, some or all of our affected lessees could elect to terminate their lease arrangements with respect to such delayed aircraft. Any such termination could strain our relations with those lessees going forward and would negatively affect our cash flow and results of operations.

Aircraft have limited economic useful lives and depreciate over time, which would negatively affect our financial condition, cash flow and results of operations.

        As commercial aircraft age, they will depreciate and generally the aircraft will generate lower revenues and cash flows. We must be able to replace such older depreciated aircraft with newer aircraft or our ability to maintain or increase our revenues and cash flow will decline. In addition, since we depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft's residual value over its estimated useful life, if we dispose of an aircraft for a price that is less than the depreciated book value of the aircraft on our balance sheet, we will recognize a loss on the sale. For these reasons, our financial condition, cash flow and results of operations would be negatively affected.

Failure to close our aircraft acquisition commitments could negatively affect our financial condition, cash flow and results of operations.

        As of December 31, 2013, we had entered into binding and non-binding purchase commitments to acquire a total of 327 new aircraft for delivery through 2023. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

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

        If we determine that the capital we require to satisfy these commitments may not be available to us, either at all or on terms we deem attractive, we may eliminate or reduce any dividend program that may be in place at that time in order to preserve capital to apply to these commitments. These risks would negatively affect our financial condition, cash flow and results of operations.

Our credit facilities may limit our operational flexibility, our ability to effectively compete and our ability to grow our business as currently planned, which would negatively affect our financial condition, cash flow and results of operations.

        Our credit facilities contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: debt-to-equity, dividend restrictions, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender's prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, our failure to comply with any of these covenants would likely constitute a default under such facilities and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern.

        In addition, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to service our debt and grow our operations as planned. We cannot assure you that we will be able to refinance any of our debt on favorable terms, if at all. In addition, we cannot assure you that in the future we will be able to access long-term financing or credit support on attractive terms, if at all, or qualify for guarantees, or obtain attractive terms for such guarantees, from the ECAs or Ex-Im Bank. Any inability to generate sufficient cash flow, maintain our existing fleet and facilities, or access long-term financing or credit support would negatively affect our financial condition, cash flow and results of operations.

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy our commitments to acquire additional aircraft and to compete effectively in the commercial aircraft leasing market and would negatively affect our financial condition, cash flow and results of operations.

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

        Weaknesses in the capital and credit markets could negatively affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if there are new regulatory capital requirements imposed on our private lenders, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

        If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements should we have any aircraft acquisition commitments then in place. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to potential breach of contract claims by our lessees and manufacturers. These risks may also be increased by the volatility and disruption in the capital and credit markets. Depending on market conditions at the time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. Moreover, if additional capital is raised through the issuance of additional equity securities, the interests of existing stockholders could be diluted. Because our charter permits the issuance of preferred stock, if our board of directors approves the issuance of preferred stock in a future financing transaction, such preferred stockholders may have rights, preferences or privileges senior to existing stockholders, and you will not have the ability to approve such a transaction. These risks would negatively affect our financial condition, cash flow and results of operations.

Negative changes in our credit ratings may limit our ability to obtain financing or increase our borrowing costs which would negatively affect our financial condition, cash flow and results of operations.

        We are currently subject to periodic review by independent credit rating agencies Standard & Poor's Rating Services ("S&P") and Kroll Bond Rating Agency ("Kroll"), each of which currently maintains investment grade credit ratings with respect to our Company and certain of our debt securities, and we may become subject to periodic review by other independent credit rating agencies in the future. An increase in the level of our outstanding indebtedness, or other events that could have a negative impact on our business, properties, financial condition, results of operations or prospects, may cause S&P or Kroll, or, in the future, other rating agencies, to downgrade or withdraw the credit rating with respect to our Company or our debt securities, which could negatively impact our ability to secure financing and increase our borrowing costs.

        We cannot assure you that these credit ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency, if, in such rating agency's sole judgment, circumstances so warrant. Ratings are not a recommendation to buy, sell or hold any security. Each agency's rating should be evaluated independently of any other agency's rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, could increase our corporate borrowing costs and limit our access to the capital markets which would negatively affect our financial condition, cash flow and results of operations.

An unexpected increase in our borrowing costs would negatively affect our financial condition, cash flow and results of operations.

        We finance many of the aircraft in our fleet through a combination of short- and long-term debt financings. As these debt financings mature, we may have to refinance these existing commitments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets. Moreover, an increase in interest rates under the various debt financing facilities we have in place would have a negative effect on our earnings and could make our aircraft leasing contracts unprofitable.

        Some of our debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2013, we had $2.23 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2013, of approximately $22.3 million on an annualized basis, which would negatively affect our financial condition, cash flow and results of operations.

        The interest rates that we obtain on our debt financings have several components, including credit spreads, swap spreads, duration, and new issue premiums. These are all incremental to the underlying risk-free rates, as applicable. Volatility in our perceived risk of default or in a market sector's risk of default will negatively impact our cost of funds.

        We currently are not involved in any interest rate hedging activities, but we are contemplating engaging in hedging activities in the future. Any such hedging activities will require us to incur additional costs, and there can be no assurance that we will be able to successfully protect ourselves from any or all negative interest rate fluctuations at a reasonable cost.

Our substantial indebtedness incurred to acquire our aircraft requires significant debt service payments which would negatively affect our financial condition, cash flow and results of operations.

        We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2013, our total consolidated indebtedness was approximately $5.9 billion, and we expect this amount to grow as we acquire more aircraft. Our high level of debt could have important consequences, including the following:

  •
  making it more difficult for us to satisfy our payment obligations with respect to our debt;

  •
  limiting our ability to obtain additional financing to fund the acquisition of aircraft or for other corporate requirements;

  •
  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for aircraft acquisitions and other general corporate purposes;

  •
  increasing our vulnerability to general negative economic and industry conditions;

  •
  exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our various credit facilities, are at variable rates of interest;

  •
  limiting our flexibility in planning for and reacting to changes in the aircraft industry;

  •
  placing us at a disadvantage compared to other competitors; and

  •
  increasing our cost of borrowing.

        In addition, certain agreements governing our existing indebtedness contain financial maintenance covenants that require us to satisfy certain ratios and maintain minimum net worth, and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, may result in the acceleration of some or all our debt, which would negatively affect our financial condition, cash flow and results of operations.

Creditors of any subsidiaries we form for purposes of financing will have priority over our stockholders in the event of a distribution of such subsidiaries' assets.

        Many of the aircraft we acquire are held in special-purpose, bankruptcy-remote subsidiaries of our Company. Liens on those assets will be held by a collateral agent for the benefit of the lenders under the respective facility. In addition, funds generated from the lease of aircraft generally are applied first to amounts due to lenders, with certain exceptions. Creditors of our subsidiaries will have priority over us and our stockholders in any distribution of any such subsidiaries' assets in a liquidation, reorganization or otherwise.

Defaults by one or more of our significant airline customers would negatively affect our financial condition, cash flow and results of operations.

        The airline industry is cyclical, economically sensitive and highly competitive. Our lessees are affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns, and other political or economic events negatively affecting the world or regional trading markets. Our lessees' abilities to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will likely affect our revenues and income. The loss of one or more of our significant airline customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material negative effect on our cash flow and earnings. This, in turn, could result in a breach of the covenants contained in any of our long-term debt facilities, possibly resulting in accelerated amortization or defaults and would negatively affect our financial condition, cash flow and results of operations.

To a large extent, our success also depends upon our ability to access financing on favorable terms to finance the purchase of aircraft and repay outstanding debt obligations as they mature. If disruptions in credit markets occur, we may not be able to obtain financing from third parties on favorable terms, if at all, which would negatively affect our financial condition and results of operations.

        During the most recent financial crisis, many companies experienced downward pressure on share prices and had limited or no access to the credit markets, often without regard to their underlying financial strength. If financial market disruption and volatility were to occur again, we cannot assure you that we will be able to access capital, which could negatively affect our financial condition and results of operations.

        We are exposed to risk from volatility and disruption in the financial markets in various ways, including:

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

Certain of our subsidiaries may be restricted in their ability to make distributions to us which would negatively affect our financial condition and cash flow.

        The subsidiaries that hold our aircraft are legally distinct from us, and some of these subsidiaries are restricted from paying dividends or otherwise making funds available to us pursuant to agreements governing our indebtedness. Many of our principal debt facilities have financial covenants. If we are unable to comply with these covenants, then the amounts outstanding under these facilities may become immediately due and payable, cash generated by our subsidiaries affected by these facilities may be unavailable to us and/or we may be unable to draw additional amounts under these facilities. The events that could cause some of our subsidiaries not to be in compliance with their loan agreements, such as a lessee default, may be beyond our control, but they nevertheless could have a substantial negative impact on the amount of our cash flow available to fund working capital, make capital expenditures and satisfy other cash needs. For these reasons our financial condition and cash flow would be negatively affected. For a description of the operating and financial restrictions in our debt facilities, see the section titled "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources."

Our aircraft may not at all times be adequately insured either as a result of lessees failing to maintain sufficient insurance during the course of a lease or insurers not being willing to cover certain risks which would negatively affect our financial condition, cash flow and results of operations.

        We do not directly control the operation of any aircraft we acquire. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world, or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could negatively affect our financial results.

        In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events. Accordingly, we anticipate that our lessees' insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us in the event that we are sued and are required to make payments to claimants, which would negatively affect our financial condition, cash flow and results of operations.

The death, incapacity or departure of key officers could harm our business and negatively affect our financial condition, cash flow and results of operations.

        We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Mr. Udvar-Házy, our founder, Chairman and Chief Executive Officer; Mr. Plueger, our President and Chief Operating Officer; and our other senior officers, each of whose services are critical to the success of our business strategies. We only have employment agreements with Messrs. Udvar-Házy and Plueger and have no intention at this time to enter into employment agreements with any of our other senior officers. The employment agreements with Messrs. Udvar-Házy and Plueger are scheduled to expire in 2016. If we were to lose the services of any of the members of our senior management team, it could negatively affect our financial condition, cash flow and results of operations.

Conflicts of interest may arise between us and clients who will utilize our fleet management services, which could negatively affect our business interests, cash flow and results of operations.

        Conflicts of interest may arise between us and third-party aircraft owners, financiers and operating lessors who hire us to perform fleet management services such as leasing, re-leasing, lease management and sales services. These conflicts may arise because services we anticipate providing for these clients are also services we will provide for our own fleet, including the placement of aircraft with lessees. We expect our fleet management services agreements will provide that we will use our reasonable commercial efforts in providing services, but, to the extent that we are in competition with the client for leasing opportunities, we will give priority to our own fleet. Nevertheless, despite these contractual waivers, competing with our fleet management clients in practice may result in strained relationships with them, which could negatively affect our business interests, cash flow and results of operations.

We may on occasion enter into strategic ventures with the intent that we would serve as the manager of such strategic ventures; however, entering into strategic relationships poses risks in that we most likely would not have complete control over the enterprise, and our financial condition, cash flow and results of operations could be negatively affected if we encounter disputes, deadlock or other conflicts of interest with our strategic partners.

        We may on occasion enter into strategic ventures with third parties to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Although we anticipate that we would serve as the manager of any such strategic ventures, it has been our management's experience that most strategic venture agreements will provide the non-managing strategic partner certain veto rights over various significant actions, including the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a strategic venture that generates significant management fees, our financial results and growth prospects could be materially and negatively affected. In addition, if we were unable to resolve a dispute with a significant strategic partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the strategic venture at a time and in a manner that could result in our losing some or all of our original investment in the strategic venture, which could have a negative affect on our financial condition, cash flow and results of operations.

Our business and earnings are affected by general business, financial market and economic conditions throughout the world, which could have a negative affect on our financial condition, cash flow and results of operations.

        Our business and earnings are affected by general business, financial market and economic conditions throughout the world. As an aircraft leasing business with exposure to emerging markets, we are particularly exposed to downturns in these emerging markets. A recession or worsening of economic conditions, particularly if combined with high fuel prices, may have a material negative effect on the ability of our lessees to meet their financial and other obligations under our operating leases, which, if our lessees default on their obligations to us, could have a material negative effect on our cash flow and results of operations. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, employment levels, bankruptcies, demand for passenger and cargo air travel, volatility in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the global economy and the local economies in which we operate. For these reasons our financial condition, cash flow and results of operations could be negatively affected.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect lessees and the airline industry, which would negatively affect our cash flow and results of operations.

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

        Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or any precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or reduction of flights), could materially negatively affect lessees and the airline industry. Conflict in the Middle East and additional international hostilities, including heightened terrorist activity, could also have a material negative impact on our lessees' financial condition, liquidity and results of operations. Lessees' financial resources might not be sufficient to absorb the negative effects of any further terrorist attacks or other international hostilities involving the United States or U.S. interests, which could result in significant decreases in aircraft leasing transactions and would negatively affect our cash flow and results of operations.

Increases in fuel costs could materially negatively affect our lessees and by extension the demand for our aircraft which would negatively affect our financial condition, cash flow and results of operations.

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

        High fuel costs, such as the increases that have recently occurred and fuel cost increases that could occur in the future, would likely have a material negative impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines are successful in increasing fares, demand for air travel may be negatively affected. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. If fuel price increases continue to occur, they are likely to cause our lessees to incur higher costs or experience reduced revenues. Consequently, these conditions may:

  •
  affect our lessees' ability to make rental and other lease payments;

  •
  result in lease restructurings and aircraft and engine repossessions;

  •
  increase our costs of maintaining and marketing aircraft;

  •
  impair our ability to remarket aircraft and other aviation assets or remarket or otherwise sell our assets on a timely basis at favorable rates; or

  •
  reduce the sale proceeds received for aircraft or other aviation assets upon any disposition.

        Such effects would materially negatively affect demand for our aircraft which would negatively affect our financial condition, cash flow and results of operations.

A deterioration in the financial condition of the airline industry would have a negative impact on our ability to lease our aircraft which would negatively affect our financial condition, cash flow and results of operations.

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

        For these reasons our financial condition, cash flow and results of operations would be negatively affected.

SARS, H1N1 and other epidemic diseases may hinder airline travel and reduce the demand for aircraft which would negatively affect our financial condition, cash flow and results of operations.

        The outbreak of severe acute respiratory syndrome ("SARS") materially negatively affected passenger demand for air travel in 2003. In addition, since 2003, there have been several outbreaks of avian influenza, or the bird flu, beginning in Asia and, eventually, spreading to certain parts of Africa and Europe. More recently, there was a global outbreak of the H1N1 virus, or the swine flu, which depressed travel due to fears of a global pandemic. Additional outbreaks of SARS, bird flu, swine flu or other pandemic diseases, or the fear of such events, could provoke responses, including government-imposed travel restrictions, which could negatively affect passenger demand for air travel and the financial condition of the aviation industry. The consequences of these events may reduce the demand for aircraft and/or impair our lessees' ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

Natural disasters and other natural phenomena may disrupt air travel and reduce the demand for aircraft which would negatively affect our financial condition, cash flow and results of operations.

        Air travel can be disrupted, sometimes severely, by the occurrence of natural disasters and other natural phenomena. A natural disaster could cause disruption to air travel and could result in a reduced demand for aircraft and/or impair our lessees' ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

The effects of various environmental regulations may negatively affect the airline industry, which may in turn cause lessees to default on their lease payment obligations to us which would negatively affect our financial condition, cash flow and results of operations.

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

        Compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in a negative impact on their financial conditions. Consequently, such compliance may affect lessees' ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes which would negatively affect our cash flow and results of operations.

        We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes.

        Moreover, as our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various states or foreign jurisdictions. Such landings may result in us being subject to various foreign, state and local taxes in such states or foreign jurisdictions. For these reasons our cash flow and results of operations would be negatively affected.

We are subject to various risks and requirements associated with transacting business in foreign countries which would negatively affect our cash flow and results of operations.

        Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act ("FCPA") and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control ("OFAC"). Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could negatively impact our business, operating results, and financial condition.

        We have in place training programs for our employees with respect to FCPA, OFAC, export controls and similar laws and regulations. There can be no assurance that our employees, consultants, sales agents, or associates will not engage in conduct for which we may be held responsible. Violations of the FCPA, OFAC and other export control regulations, and similar laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our cash flow and results of operations.

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

        The FASB and the IASB issued a revised exposure draft in May 2013. The proposal does not include a proposed effective date; rather it states that the feedback of interested parties will be considered and that they are aware that the proposals affect almost every reporting entity and that the proposed changes to accounting for leases are significant. The FASB and IASB will be considering these and other relevant factors when evaluating the exposure draft. The FASB and the IASB continue to deliberate on the proposed accounting. Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may negatively affect our share price.

        On February 26, 2014, our Board of Directors declared a quarterly cash dividend of $0.03 per share on our outstanding common stock, which will be paid on April 7, 2014, to holders of record as of March 20, 2014. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of capital expenditures, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, interest rate coverage and other financial tests in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our debt agreements; legal restrictions on the payment of dividends; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common stock. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may negatively affect our share price.

A negative outcome in our litigation with ILFC could negatively affect our financial condition, cash flow and results of operations.

        On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC (the "AIG/ILFC Complaint"). The complaint also names as defendants certain executive officers and employees of the Company. American International Group withdrew as a plaintiff on all but one cause of action that is not asserted against the Company.

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

        Litigation, regardless of the outcome, would require us to incur substantial legal costs and divert management's attention from the operation of our business, causing our business to suffer. In addition, a negative outcome in the litigation could negatively affect our financial condition, cash flow and results of operations.

Risks Related to Our Class A Common Stock

The price of our Class A Common Stock historically has been volatile. This volatility may negatively affect the price of our Class A Common Stock.

        The Company's stock continues to experience substantial price volatility. This volatility may negatively affect the price of our Class A Common Stock at any point in time. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2013, our fleet consisted of 193 aircraft, comprised of 146 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years.

        The following table shows the scheduled lease terminations (for the minimum non-cancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio as of February 27, 2014:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A319-100	—	2	—	2	2	—	6
Airbus A320-200	—	3	2	2	2	33	42
Airbus A321-200	—	—	1	—	1	5	7
Airbus A330-200	—	—	—	1	—	15	16
Airbus A330-300	—	—	—	—	—	5	5
Boeing 737-700	—	—	3	—	2	5	10
Boeing 737-800	—	11	5	5	4	25	50
Boeing 767-300ER(1)	—	1	2	—	—	—	3
Boeing 777-200ER	—	—	—	—	—	1	1
Boeing 777-300ER	—	—	—	1	—	5	6
Embraer E175-200	—	—	—	—	—	8	8
Embraer E190-100	—	—	—	1	—	22	23
ATR 72-600	—	—	—	—	—	16	16

Total	—	17	13	12	11	140	193

(1)
As of February 27, 2014, the Company had entered into a binding agreement for the sale of one Boeing 767-300ER aircraft with a scheduled lease termination in 2015.

Commitments

        As of December 31, 2013, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $27.3 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in budgeted buyer furnished equipment required by a specific airline customer.

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	13	6	—	—	—	—	19
Airbus A320/321 NEO	—	—	3	12	15	20	50
Airbus A350 XWB(2)	—	—	—	—	1	29	30
Boeing 737-800	13	20	15	11	—	—	59
Boeing 737-8/9 MAX(3)	—	—	—	—	8	96	104
Boeing 777-300ER	5	8	2	—	—	—	15
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	4	1	—	—	—	—	5

Total	35	35	20	24	31	182	327

(1)
All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)
As of December 31, 2013, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(3)
As of December 31, 2013, 20 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

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

New Lease Placements

        Our current lease placements are in line with our expectations and are progressing well. As of February 27, 2014, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2023 as follows:

Delivery Year	Number of Aircraft	Number Leased	% Leased
2014	35	35	100.0%
2015	35	35	100.0%
2016	20	12	60.0%
2017	24	9	37.5%
2018	31	7	22.6%
Thereafter	182	—	—

Total	327	98

        Our lease commitments for all of the 35 aircraft to be delivered in 2014 are comprised of binding leases. Our lease commitments for the 35 aircraft to be delivered in 2015 are comprised of 29 binding leases and six non-binding letters of intent. Our lease commitments for 12 of the 20 aircraft to be delivered in 2016 are comprised of six binding leases and six non-binding letters of intent. Our lease commitments for nine of the 24 aircraft to be delivered in 2017 are comprised of two binding leases and seven non-binding letters of intent. Finally, our lease commitments for seven of the 31 aircraft to be delivered in 2018 are comprised entirely of binding leases. While our management's historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we are not certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for the aircraft that are scheduled to be delivered through 2023, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

        We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. We also lease offices at 53 Merrion Square, Dublin 2, Ireland. We do not own any real estate. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

        On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC (the "AIG/ILFC Complaint"). The complaint also names as defendants certain executive officers and employees of the Company. American International Group withdrew as a plaintiff on all but one cause of action that is not asserted against the Company.

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

        On August 15, 2013, the Company filed a cross-complaint against ILFC and AIG. The cross-complaint, as amended, alleges breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation. The cross-complaint seeks compensatory damages in excess of $500.0 million.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A Common Stock has been quoted on the New York Stock Exchange (the "NYSE") under the symbol "AL" since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2013, there were 101,822,676 shares of Class A Common Stock outstanding held by approximately 187 holders of record.

        On February 26, 2014 the closing price of our Class A Common Stock was $35.14 per share as reported by the NYSE. The table below sets forth for the indicated periods the high and low sales prices for our Class A Common Stock as reported on the NYSE.

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$29.36	$21.89
June 30, 2013	$30.58	$26.18
September 30, 2013	$28.67	$25.80
December 31, 2013	$33.29	$27.73

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012	$26.47	$23.10
June 30, 2012	$25.00	$18.66
September 30, 2012	$22.79	$18.45
December 31, 2012	$23.17	$20.13

Dividends

        In February 2013, our Board of Directors adopted a cash dividend policy pursuant to which we intended to pay quarterly cash dividends of $0.025 per share on our outstanding common stock. In November 2013, the Company raised its quarterly cash dividend by 20% to $0.03 per share on our outstanding common stock. There were no dividends declared or paid during 2012 or 2011.

        While the Board of Directors currently expects to continue paying a quarterly cash dividend of $0.03 per share for the foreseeable future, the cash dividend policy can be changed at any time at the discretion of the Board of Directors.

Stock Authorized for Issuance Under Equity Compensation Plans

        Set forth below is certain information about the Class A Common Stock authorized for issuance under the Company's equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,625,783	$20.36	1,574,767
Equity compensation plans not approved by security holders	—	—	—
Total	3,625,783	$20.36	1,574,767

Performance Graph

        The graph below compares the cumulative return since April 19, 2011 of the Company's Class A Common Stock, the S&P Midcap Index, the Russell 2000 Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of April 19, 2011, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A Common Stock, in the peer group and in the S&P Midcap Index and in the Russell 2000 Index on April 19, 2011, and the relative performance of each is tracked through December 31, 2013. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 32 Month Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2013

Company Purchases of Stock

        The Company did not purchase any shares of its Class A Common Stock during 2013.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(in thousands, except share data)
Operating data:
Rentals of flight equipment	$836,516	$645,853	$332,719	$57,075
Aircraft sales, trading and other	22,159	9,893	4,022	1,291

Total revenues	858,675	655,746	336,741	58,366
Expenses	565,233	451,773	253,900	119,281

Income (loss) before taxes	293,442	203,973	82,841	(60,915)
Income tax (expense) benefit	(103,031)	(72,054)	(29,609)	8,875

Net income (loss)	$190,411	$131,919	$53,232	$(52,040)

Net income (loss) per share:
Basic	$1.88	$1.31	$0.59	$(1.32)
Diluted	$1.80	$1.28	$0.59	$(1.32)
Cash dividends declared per share:	$0.105	$—	$—	$—
Weighted average shares outstanding:
Basic	101,529,137	100,991,871	89,592,945	39,511,045
Diluted	108,963,550	107,656,463	90,416,346	39,511,045
Other financial data:
Adjusted net income(1)	$219,767	$163,404	$87,954	$2,520
Adjusted EBITDA(2)	$785,981	$596,451	$290,168	$32,973
Cash flow data:
Net cash flows provided by (used in):
Operating activities	$654,213	$491,029	$267,166	$41,934
Investing activities	(2,185,894)	(2,344,924)	(2,977,156)	(1,851,520)
Financing activities	1,571,765	1,802,179	2,662,974	2,138,407

	As of December 31,
	2013	2012	2011	2010
	(in thousands, except share and aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$7,613,135	$6,251,863	$4,237,416	$1,629,809
Total assets	9,332,604	7,353,624	5,164,593	2,276,282
Total debt	5,853,317	4,384,732	2,602,799	911,981
Total liabilities	6,809,170	5,021,003	2,988,310	1,051,347
Shareholders' equity	2,523,434	2,332,621	2,176,283	1,224,935
Other operating data:
Aircraft lease portfolio at period end:
Owned	193	155	102	40
Managed	4	4	2	—

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(in thousands)
Reconciliation of cash flows from operating activities to adjusted net income:
Net cash provided by operating activities	$654,213	$491,029	$267,166	$41,934
Depreciation of flight equipment	(280,037)	(216,219)	(112,307)	(19,262)
Stock-based compensation	(21,614)	(31,688)	(39,342)	(24,044)
Deferred taxes	(102,636)	(72,050)	(29,567)	8,875
Tax benefits from stock-based compensation arrangements	2,115	—	—	—
Amortization of discounts and deferred debt issue costs	(23,627)	(16,994)	(9,481)	(4,883)
Extinguishment of debt	—	—	(3,349)	—
Amortization of convertible debt discounts	—	—	—	(35,798)
Changes in operating assets and liabilities	(38,003)	(22,159)	(19,888)	(18,862)

Net income (loss)	190,411	131,919	53,232	(52,040)
Amortization of discounts and deferred debt issue costs	23,627	16,994	9,481	4,883
Extinguishment of debt	—	—	3,349	—
Amortization of convertible debt discounts	—	—	—	35,798
Stock-based compensation	21,614	31,688	39,342	24,044
Tax effect	(15,885)	(17,197)	(17,450)	(10,165)

Adjusted net income	$219,767	$163,404	$87,954	$2,520

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period From Inception to December 31, 2010
	(in thousands)
Reconciliation of net income (loss) to adjusted net income:
Net income (loss)	$190,411	$131,919	$53,232	$(52,040)
Amortization of discounts and deferred debt issue costs	23,627	16,994	9,481	4,883
Extinguishment of debt	—	—	3,349	—
Amortization of convertible debt discounts	—	—	—	35,798
Stock-based compensation	21,614	31,688	39,342	24,044
Tax effect	(15,885)	(17,197)	(17,450)	(10,165)

Adjusted net income	$219,767	$163,404	$87,954	$2,520

(2)
Adjusted EBITDA (defined as net income (loss) before net interest expense, stock-based compensation expense, income tax expense, and depreciation and amortization expense) is a measure of both operating performance and liquidity that is not defined by GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA is presented as a supplemental disclosure because management believes that it may be a useful performance measure that is used within our industry. We believe adjusted EBITDA provides useful information on our earnings from ongoing operations, our ability to service our long-term debt and other fixed obligations, and our ability to fund our expected growth with internally generated funds. Set forth below is additional detail as to how we use adjusted EBITDA as a measure of both operating performance and liquidity, as well as a discussion of the limitations of adjusted EBITDA as an analytical tool and a reconciliation of adjusted EBITDA to our GAAP net income (loss) and cash flow from operating activities.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(in thousands)
Reconciliation of cash flows from operating activities to adjusted EBITDA:
Net cash provided by operating activities	$654,213	$491,029	$267,166	$41,934
Depreciation of flight equipment	(280,037)	(216,219)	(112,307)	(19,262)
Stock-based compensation	(21,614)	(31,688)	(39,342)	(24,044)
Deferred taxes	(102,636)	(72,050)	(29,567)	8,875
Tax benefits from stock-based compensation arrangements	2,115	—	—	—
Amortization of discounts and deferred debt issue costs	(23,627)	(16,994)	(9,481)	(4,883)
Extinguishment of debt	—	—	(3,349)	—
Amortization of convertible debt discounts	—	—	—	(35,798)
Changes in operating assets and liabilities	(38,003)	(22,159)	(19,888)	(18,862)

Net income (loss)	190,411	131,919	53,232	(52,040)
Net interest expense	190,888	144,571	55,678	50,582
Income taxes	103,031	72,054	29,609	(8,875)
Depreciation	280,037	216,219	112,307	19,262
Stock-based compensation	21,614	31,688	39,342	24,044

Adjusted EBITDA	$785,981	$596,451	$290,168	$32,973

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$190,411	$131,919	$53,232	$(52,040)
Net interest expense	190,888	144,571	55,678	50,582
Income taxes	103,031	72,054	29,609	(8,875)
Depreciation	280,037	216,219	112,307	19,262
Stock-based compensation	21,614	31,688	39,342	24,044

Adjusted EBITDA	$785,981	$596,451	$290,168	$32,973

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvár-Hazy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world to generate attractive returns on equity. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our indebtedness and the terms of our aircraft sales and trading activities.

        We ended 2013 with 193 aircraft in our operating lease portfolio and an additional 327 aircraft on order with Boeing, Airbus and ATR. Our operating lease portfolio of 193 aircraft as of December 31, 2013, is comprised of 146 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years. We ended 2012 with 155 aircraft, comprised of 118 single-aisle jet aircraft, 27 twin-aisle widebody aircraft and 10 turboprop aircraft, with a weighted average age of 3.5 years. Our fleet grew by 20.6% based on net book value to $7.6 billion as of December 31, 2013 compared to $6.3 billion as of December 31, 2012.

        The acquisition and lease of 40 additional aircraft aggregating $1.7 billion led to an increase of $190.6 million or 30% in our rental revenue to $836.5 million for the year ended December 31, 2013, compared to $645.9 million for the year ended December 31, 2012. Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

        We recorded earnings before income taxes of $293.4 million for the year ended December 31, 2013 compared to $204.0 million for the year ended December 31, 2012, an increase of $89.4 million or 43.8%. Our profitability increased year over year as our pretax profit margin increased to 34.2% for the year ended December 31, 2013, compared to 31.1% for the year ended December 31, 2012. Our earnings per share also increased, as we recorded diluted earnings per share of $1.80 for the year ended December 31, 2013, compared to $1.28 for the year ended December 31, 2012, an increase of 40.6%.

        As of December 31, 2013, all of our 193 aircraft were leased and our airline customers are obligated to make $6.2 billion in minimum future rental payments over the non-cancellable lease term. In addition, we have signed lease agreements for 98 aircraft that we ordered from the manufacturers for delivery through 2023, and our airline customers are contractually obligated to make $7.2 billion in minimum future rental payments over the non-cancellable lease term. In the aggregate, between aircraft we own in our operating lease portfolio and those that we have leased from our orderbook, our customers are contractually obligated to make $13.4 billion in minimum future rental payments.

        During 2013, the Company entered into commitments to acquire up to 78 additional aircraft from Airbus, Boeing and ATR. From Airbus, we agreed to purchase up to 30 A350-900/1000 family aircraft, five of which are subject to reconfirmation. From Boeing, we agreed to purchase an additional 10 Boeing 777-300ER aircraft, 30 787-10 aircraft and three additional 787-9 aircraft. From ATR, we agreed to purchase five additional ATR 72-600 aircraft. Deliveries of these aircraft are scheduled to commence in 2014 and continue through 2023.

        During 2013, the Company received two investment grade corporate credit ratings, which reduced our financing costs and further broadened our access to attractively priced capital. Our financing plans remain focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and, to a limited extent, export credit financing. During 2013, we entered into additional unsecured debt facilities aggregating $2.4 billion. The Company's unsecured debt as a percentage of total debt increased to 73.5% as of December 31, 2013 from 60.2% as of December 31, 2012. The Company's fixed rate debt as a percentage of total debt increased to 62.0% as of December 31, 2013 from 53.9% as of December 31, 2012. In addition, we reduced our composite cost of funds to 3.60% as of December 31, 2013 from 3.94% as of December 31, 2012.

Our Fleet

        We have continued to build one of the world's youngest operating lease portfolios, comprised of the most fuel-efficient commercial jet transport aircraft. During the year ended December 31, 2013, we took delivery of 34 aircraft from our new order pipeline supplemented by six deliveries of used aircraft acquired in the secondary market, we sold an aircraft and we had an insured loss of one aircraft, ending the year with a total of 193 aircraft. Our weighted average fleet age and weighted average remaining lease term as of December 31, 2013 were 3.7 years and 7.1 years, respectively. We also managed four aircraft as of December 31, 2013.

        Portfolio metrics of our fleet as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Fleet size	193	155
Weighted average fleet age(1)	3.7 years	3.5 years
Weighted average remaining lease term(1)	7.1 years	6.8 years
Aggregate net book value	$7,613,135	$6,251,863

(1)
Weighted-average fleet age and remaining lease term calculated based on net book value.

        The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Region	Net Book Value	% of Total	Net Book Value	% of Total
Asia/Pacific	$3,317,118	43.6%	$2,245,002	35.9%
Europe	2,656,816	34.9%	2,398,531	38.4%
Central America, South America and Mexico	829,930	10.9%	788,189	12.6%
U.S. and Canada	436,653	5.7%	457,546	7.3%
The Middle East and Africa	372,618	4.9%	362,595	5.8%

Total	$7,613,135	100.0%	$6,251,863	100.0%

        The following table sets forth the number of aircraft we leased by aircraft type as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	6	3.1%	7	4.5%
Airbus A320-200	42	21.8%	29	18.7%
Airbus A321-200	7	3.6%	5	3.2%
Airbus A330-200	16	8.3%	14	9.0%
Airbus A330-300	5	2.6%	3	1.9%
Boeing 737-700	10	5.2%	8	5.2%
Boeing 737-800	50	25.9%	38	24.5%
Boeing 767-300ER	3	1.6%	3	1.9%
Boeing 777-200ER	1	0.5%	1	0.7%
Boeing 777-300ER	6	3.1%	6	3.9%
Embraer E175	8	4.1%	8	5.2%
Embraer E190	23	11.9%	23	14.8%
ATR 72-600	16	8.3%	10	6.5%

Total	193	100.0%	155	100.0%

        As of December 31, 2013, we had contracted to buy 327 new aircraft for delivery through 2023, with an estimated aggregate purchase price (including adjustments for inflation) of $27.3 billion, for delivery as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	13	6	—	—	—	—	19
Airbus A320/321 NEO	—	—	3	12	15	20	50
Airbus A350 XWB(2)	—	—	—	—	1	29	30
Boeing 737-800	13	20	15	11	—	—	59
Boeing 737-8/9 MAX(3)	—	—	—	—	8	96	104
Boeing 777-300ER	5	8	2	—	—	—	15
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	4	1	—	—	—	—	5

Total	35	35	20	24	31	182	327

(1)
All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)
As of December 31, 2013, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(3)
As of December 31, 2013, 20 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

        Our lease placements are progressing in line with expectations. As of December 31, 2013, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery Year	Number of Aircraft	Number Leased	% Leased
2014	35	35	100.0%
2015	35	35	100.0%
2016	20	12	60.0%
2017	24	9	37.5%
2018	31	7	22.6%
Thereafter	182	—	—

Total	327	98

Aircraft Industry and Sources of Revenues

        Our revenues are principally derived from operating leases with scheduled and charter airlines. As of December 31, 2013, 2012 and 2011, we derived more than 90% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, currency volatility, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers' ability to react to, and cope with, the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

        Demand for air travel has consistently grown in terms of both the number of aircraft and passenger traffic. According to the International Air Transport Association ("IATA"), passenger traffic demand grew 5.2% in 2013 over the prior year, which is aligned with the annual growth rate over the past 30 years. Additionally, the number of leased aircraft in the global fleet has increased over that same time period. The industry has remained resilient over time, while enduring the effects of both business cycle downturns and external events. Today, air travel has penetrated most world regions, with the highest growth now coming from emerging markets and economies. While growth rates are lower in more mature markets, there is a substantial need in those markets to replace aircraft reaching the end of their economic useful lives. Long-term passenger traffic growth is positive as IATA indicated that airlines expect to see a 5.4% compound annual growth rate between 2013 and 2017. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging planes.

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

        The business cycle effects are such that RPK declines or softens within recessionary periods. However, aircraft inventory has trended upward consistently, regardless of the economic cycle, as many aircraft are delivered during downturns despite reduced passenger travel. The success of the commercial airline industry is intricately linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks and instability in the Middle East.

        Despite industry cyclicality and current economic stresses, we remain optimistic about the long-term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for ALC in helping airlines modernize their fleets to support the growth of the airline industry.

Liquidity and Capital Resources

Overview

        We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. From our inception in 2010, we have structured the Company to be an investment grade company and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

        In 2013, the Company received a corporate credit ratings. Our investment grade credit ratings further lowered our cost of funds and broadened our access to attractively priced capital. Our long-term debt financing strategy will be focused on continuing to raise unsecured debt in the global bank and capital markets.

        During the year ended December 31, 2013, we incurred additional debt financing aggregating $2.6 billion, which included $1.3 billion in senior unsecured notes, the addition of $957.0 million in capacity to our Syndicated Unsecured Revolving Credit Facility which now totals $2.0 billion and additional debt facilities aggregating $364.0 million. We ended 2013 with total debt outstanding of $5.9 billion compared to $4.4 billion in 2012. As of December 31, 2013 we had developed a 43 member, globally diversified banking group, which has provided us in excess of $4.4 billion in financing and we have raised $3.3 billion in financing in the capital markets. We ended 2013 with total unsecured debt outstanding of $4.3 billion compared to $2.6 billion in 2012, increasing the Company's unsecured debt as a percentage of total debt to 73.5% as of December 31, 2013 compared to 60.2% as of December 31, 2012. The Company's fixed rate debt as a percentage of total debt increased to 62.0% as of December 31, 2013 from 53.9% as of December 31, 2012. In addition, we reduced our composite cost of funds to 3.60% as of December 31, 2013 from 3.94% as of December 31, 2012.

        We increased our cash flows from operations by 33.2% or $163.2 million to $654.2 million in 2013 as compared to $491.0 million in 2012. Our cash flows from operations contributed significantly to our liquidity position. We ended 2013 with available liquidity of $1.8 billion which is comprised of unrestricted cash of $270.2 million and undrawn balances under our warehouse facilities and unsecured revolving credit facilities of $1.56 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

        Our financing plan for 2014 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. Our debt financing plan will remain focused on continuing to raise unsecured debt in the global bank and capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

        Our liquidity plans are subject to a number of risks and uncertainties, including those described in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Debt

        Our debt financing was comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Unsecured
Senior notes	$3,055,620	$1,775,000
Revolving credit facilities	808,000	420,000
Term financings	247,722	248,916
Convertible senior notes	200,000	200,000

	4,311,342	2,643,916
Secured
Warehouse facilities	828,418	1,061,838
Term financings	654,369	688,601
Export credit financing	71,539	—

	1,554,326	1,750,439
Total secured and unsecured debt financing	5,865,668	4,394,355
Less: Debt discount	(12,351)	(9,623)

Total debt	$5,853,317	$4,384,732
Selected interest rates and ratios:
Composite interest rate(1)	3.60%	3.94%
Composite interest rate on fixed debt(1)	4.56%	5.06%
Percentage of total debt at fixed rate	61.98%	53.88%

(1)
This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

        During the year ended December 31, 2013, the Company issued $1.3 billion in aggregate principal amount of senior unsecured notes.

        On February 5, 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 that bear interest at a rate of 4.75% per annum.

        On June 26, 2013, the Company concluded its offer to exchange up to $151.6 million aggregate principal amount of new notes for any and all of its outstanding 7.375% senior unsecured notes due January 30, 2019 and issued $132.0 million aggregate principal amount of its 5.625% senior notes due 2017 in exchange for $125.4 million aggregate principal amount of the old notes.

        On August 26, 2013, the Company received an investment grade corporate credit rating of BBB- from S&P with a stable outlook. The BBB- rating was also assigned to the Company's $2.0 billion senior unsecured notes due 2016, 2017, and 2020. Effective August 26, 2013, the additional interest of 0.50% per annum assessed on the senior unsecured notes due 2017 was eliminated due to the rating of the notes by S&P.

        On October 1, 2013, the Company issued $185.0 million in aggregate principal amount of senior unsecured notes in a private placement to institutional investors. The notes are comprised of $53.0 million of 3.64% senior unsecured notes due 2016 and $132.0 million of 4.49% senior unsecured notes due 2019.

        On November 19, 2013, the Company issued $700.0 million in aggregate principal amount of senior unsecured notes due 2019 that bear interest at a rate of 3.375% per annum.

        As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding. As of December 31, 2012, the Company had $1.8 billion in senior unsecured notes outstanding.

Unsecured revolving credit facilities

        We have in place a senior unsecured revolving credit facility (the "Syndicated Unsecured Revolving Credit Facility"), dated May 7, 2013, as amended, which provides us with financing of up to $2.0 billion. The Syndicated Unsecured Revolving Credit Facility accrues interest at a rate of LIBOR plus 1.25% on drawn balances and includes a 0.25% facility fee. The facility will mature in May 2017.

        During 2013, the Company increased the aggregate principal amount for which it can borrow under its Syndicated Unsecured Revolving Credit Facility by $957.0 million to $2.0 billion and executed an amendment to the facility which extended the availability period from 3 years to 4 years and reduced the pricing from LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

        Effective August 26, 2013, the pricing of our Syndicated Unsecured Revolving Credit Facility has been further reduced to LIBOR plus 1.25% with no LIBOR floor and a 0.25% facility fee as a result of the investment grade corporate credit rating of BBB- obtained from S&P.

        The total amount outstanding under our unsecured revolving credit facilities was $808.0 million and $420.0 million as of December 31, 2013 and December 31, 2012, respectively.

Warehouse facilities

        We have a revolving credit facility (the "2010 Warehouse Facility"), dated June 21, 2013, as amended, which provides us with financing of up to $1.0 billion. We amended the 2010 Warehouse Facility in June 2013. Pursuant to the amendment we, reduced the facility size to $1.0 billion from $1.25 billion, extended the period for which we can draw on the facility to June 2015 from June 2014 and extended the subsequent term out option through 2018. The interest rate on the 2010 Warehouse Facility was reduced to LIBOR plus 2.25% from LIBOR plus 2.50% on drawn balances and to 0.50% from 0.75% on undrawn balances and provided a 10% unsecured guarantee on the 2010 Warehouse Facility.

        As of December 31, 2013, the Company had borrowed $828.4 million under our warehouse facilities and pledged 32 aircraft as collateral with a net book value of $1.2 billion. As of December 31, 2012, the Company had borrowed $1.1 billion under our warehouse facilities and pledged 38 aircraft as collateral with a net book value of $1.6 billion. The Company had pledged cash collateral and lessee deposits of $73.1 million and $104.3 million at December 31, 2013 and December 31, 2012, respectively.

Export credit financings

        In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Ex-Im Bank. The notes will mature on August 15, 2024 and will bear interest at a rate of 1.617% per annum. The Company used the proceeds of the offering to refinance a portion of the purchase price of two Boeing 737-800 aircraft and the related premium charged by Ex-Im Bank for its guarantee of the notes.

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

        While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Revenues
Rental of flight equipment	$836,516	$645,853	$332,719
Aircraft sales, trading and other	22,159	9,893	4,022

Total revenues	858,675	655,746	336,741
Expenses
Interest	168,743	130,419	44,862
Amortization of discounts and deferred debt issue costs	23,627	16,994	9,481
Extinguishment of debt	—	—	3,349

Interest expense	192,370	147,413	57,692
Depreciation of flight equipment	280,037	216,219	112,307
Selling, general and administrative	71,212	56,453	44,559
Stock-based compensation	21,614	31,688	39,342

Total expenses	565,233	451,773	253,900

Income before taxes	293,442	203,973	82,841
Income tax expense	(103,031)	(72,054)	(29,609)

Net income	$190,411	$131,919	$53,232

Other Financial Data:
Adjusted net income(1)	$219,767	$163,404	$87,954
Adjusted EBITDA(2)	$785,981	$596,451	$290,168

(1)
Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income and cash flows from operations.

(2)
Adjusted EBITDA is a measure of financial and operational performance that is not defined by GAAP. See note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted EBITDA as a non-GAAP measure and a reconciliation of this measure to net income and cash flows from operations.

2013 Compared to 2012

Rental revenue

        As of December 31, 2013, we had acquired 193 aircraft at a total cost of $8.2 billion and recorded $836.5 million in rental revenue for the year then ended, which included overhaul revenue of $34.4 million. In the prior year, as of December 31, 2012, we had acquired 155 aircraft at a total cost of $6.6 billion and recorded $645.9 million in rental revenue for the year ended December 31, 2012, which included overhaul revenue of $25.0 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

        All of the aircraft in our fleet were leased as of December 31, 2013. All of the aircraft in our fleet were leased as of December 31, 2012, except for one aircraft with respect to which we had entered into a non-binding lease commitment but for which delivery had not yet occurred.

Aircraft sales, trading and other revenue

        Aircraft sales, trading and other revenue totaled $22.2 million for the year ended December 31, 2013 compared to $9.9 million for the year ended December 31, 2012. During the year ended December 31, 2013, the Company sold one aircraft from our operating lease portfolio and traded 11 737-300 aircraft, two spare engines and a corporate aircraft, recording gains on aircraft sales and trading activity of $18.9 million. During the year ended December 31, 2012, the Company sold one aircraft from our operating lease portfolio and traded two 737-300 aircraft and one spare engine recording gains on aircraft sales and trading activity of $3.9 million.

Interest expense

        Interest expense totaled $192.4 million for the year ended December 31, 2013 compared to $147.4 million for the year ended December 31, 2012. The change was primarily due to an increase in our average outstanding debt balances, partially offset by a decrease in our composite cost of funds, resulting in a $38.3 million increase in interest and a $6.6 million increase in amortization of our discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

        We recorded $280.0 million in depreciation expense of flight equipment for the year ended December 31, 2013 compared to $216.2 million for the year ended December 31, 2012. The increase in depreciation expense for 2013, compared to 2012, was attributable to the acquisition of 40 additional aircraft aggregating $1.7 billion. The full impact on depreciation expense for aircraft added during the year will be reflected in subsequent periods.

Selling, general and administrative expenses

        We recorded selling, general and administrative expenses of $71.2 million for the year ended December 31, 2013 compared to $56.5 million for the year ended December 31, 2012. Selling, general and administrative expense as a percentage of revenue decreased to 8.3% for the year ended December 31, 2013 compared to 8.6% for the year ended December 31, 2012. As we continue to add new aircraft to our portfolio, we expect selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

        Stock-based compensation expense totaled $21.6 million for the year ended December 31, 2013 compared to $31.7 million for the year ended December 31, 2012. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. Additionally, as of June 30, 2013, all of the Company's outstanding employee stock options had fully vested, further contributing to the decrease in stock-based compensation expense. See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation.

Taxes

        The effective tax rate for the year ended December 31, 2013 was 35.1% compared to 35.3% for the year ended December 31, 2012. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

        For the year ended December 31, 2013, the Company reported consolidated net income of $190.4 million, or $1.80 per diluted share, compared to a consolidated net income of $131.9 million, or $1.28 per diluted share, for the year ended December 31, 2012. The increase in net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue and lower interest rates on our indebtedness.

Adjusted net income

        We recorded adjusted net income of $219.8 million for the year ended December 31, 2013 compared to $163.4 million for the year ended December 31, 2012. The change in adjusted net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue and lower interest rates on our indebtedness.

        Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income and cash flows from operations.

Adjusted EBITDA

        We recorded adjusted EBITDA of $786.0 million for the year ended December 31, 2013 compared to $596.5 million for the year ended December 31, 2012. The change in adjusted EBITDA for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft and an increase in aircraft sales, trading and other revenue and lower interest rates on our indebtedness.

        Adjusted EBITDA is a measure of financial and operational performance that is not defined by GAAP. See note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted EBITDA as a non-GAAP measure and a reconciliation of this measure to net income and cash flows from operations.

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

        All of the aircraft in our fleet were leased as of December 31, 2012, except for one aircraft with respect to which we had entered into a non-binding lease commitment but for which delivery had not yet occurred. All of the aircraft in our fleet were leased as of December 31, 2011.

Interest expense

        Interest expense totaled $147.4 million for the year ended December 31, 2012 compared to $57.7 million for the year ended December 31, 2011. The change was primarily due to an increase in our average outstanding debt balances resulting in a $85.6 million increase in interest, an increase of $7.5 million in amortization of our deferred debt issue costs, offset by a $3.3 million charge for the extinguishment of debt recorded during the second quarter of 2011. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by our composite cost of funds.

Depreciation expense

        We recorded $216.2 million in depreciation expense of flight equipment for the year ended December 31, 2012 compared to $112.3 million for the year ended December 31, 2011. The increase in depreciation expense for 2012, compared to 2011, was attributable to the acquisition of 53 additional aircraft aggregating $2.2 billion. The full impact on depreciation expense for aircraft added during the year will be reflected in subsequent periods.

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

        Adjusted net income is a measure of financial and operational performance that is not defined by GAAP. See note 1 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income and cash flows from operations.

Adjusted EBITDA

        We recorded adjusted EBITDA of $596.5 million for the year ended December 31, 2012 compared to $290.2 million for the year ended December 31, 2011. The change in adjusted EBITDA for 2012, compared to 2011, was primarily attributable to the acquisition and lease of additional aircraft.

        Adjusted EBITDA is a measure of financial and operational performance that is not defined by GAAP. See note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted EBITDA as a non-GAAP measure and a reconciliation of this measure to net income and cash flows from operations.

Contractual Obligations

        Our contractual obligations as of December 31, 2013 and through February 27, 2014 for purchase commitments are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations(1)(2)	$214,095	$264,004	$943,637	$2,210,251	$709,246	$1,524,435	$5,865,668
Interest payments on debt outstanding(3)	190,646	206,834	194,706	124,535	81,866	60,201	858,788
Purchase commitments	2,321,392	2,190,517	1,357,736	1,615,789	2,781,520	17,226,533	27,493,487
Operating leases	2,024	2,083	2,129	2,181	2,580	15,387	26,384

Total	$2,728,157	$2,663,438	$2,498,208	$3,952,756	$3,575,212	$18,826,556	$34,244,327

(1)
As of December 31, 2013, the Company had $656.8 million of debt outstanding under the 2010 Warehouse Facility. The Company is able to draw on the facility during an availability period that ends in June 2015 with a subsequent term out option, through 2018 which is the maturity in the contractual obligations schedule above.

(2)
As of December 31, 2013, the Company had $808.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the contractual obligation schedule above.

(3)
Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2013.

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

        Our aircraft lease agreements typically contain provisions which require the lessee to make additional contingent rental payments based on either the usage of the aircraft, measured on the basis of hours or cycles flown per month (a cycle is one take-off and landing), or calendar-based time ("Maintenance Reserves"). These payments represent contributions to the cost of major future maintenance events ("Qualifying Events") associated with the aircraft and typically cover major airframe structural checks, engine overhauls, the replacement of life limited parts contained in each engine, landing gear overhauls and overhauls of the auxiliary power unit. These Maintenance Reserves are generally collected monthly based on reports of usage by the lessee or collected as fixed monthly rates.

        In accordance with our lease agreements, Maintenance Reserves are subject to reimbursement to the lessee upon the occurrence of a Qualifying Event. The reimbursable amount is capped by the amount of Maintenance Reserves received by the Company, net of previous reimbursements. The Company is only required to reimburse for Qualifying Events during the lease term. The Company is not required to reimburse for routine maintenance or additional maintenance costs incurred during a Qualifying Event. All amounts of Maintenance Reserves unclaimed by the lessee at the end of the lease term are retained by the Company.

        We record as rental revenue the portion of Maintenance Reserves that we are virtually certain we will not reimburse to the lessee as a component of "Rental of flight equipment" in our Consolidated Statement of Income. Maintenance Reserves which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of "Security deposits and maintenance reserves on flight equipment leases" in our Consolidated Balance Sheet.

        Estimating when we are virtually certain that Maintenance Reserves payments will not be reimbursed requires judgments to be made as to the timing and cost of future maintenance events. In order to determine virtual certainty with respect to this contingency, our Technical Asset Management department analyzes the terms of the lease, utilizes available cost estimates published by the equipment manufacturers, and thoroughly evaluates an airline's Maintenance Planning Document ("MPD"). The MPD describes the required inspections and the frequency of those inspections. Our Technical Asset Management department utilizes this information, combined with their cumulative industry experience, to determine when major Qualifying Events are expected to occur for each relevant component of the aircraft, and translates this information into a determination of how much we will ultimately be required to reimburse to the lessee. We record Maintenance Reserves revenue as the aircraft is operated when we determine that a Qualifying Event will occur outside the non-cancellable lease term or after we have collected Maintenance Reserves equal to the amount that we expect to reimburse to the lessee as the aircraft is operated.

        Should such estimates be inaccurate, we may be required to reverse revenue previously recognized. In addition, if we can no longer make accurate estimates with respect to a particular lease, we will stop recognizing any Maintenance Reserves revenue until the end of such lease.

        All of our lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize repair and maintenance in our Consolidated Statements of Income for all such expenditures.

        Lessee-specific modifications such as those related to modifications of the aircraft cabin are expected to be capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statements of Income.

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

Stock-based compensation

        To compensate and incentivize our employees and directors, we grant stock-based compensation awards. To date, we have granted stock options ("Stock Options") and restricted stock units ("RSUs"). All share-based payment awards granted have been equity classified awards. We account for Stock Options by estimating the grant date fair value of the award as calculated by the Black-Scholes-Merton ("BSM") option pricing model and amortizing that value on a straight-line basis over the requisite service period less any anticipated forfeitures. The fair value of book-value RSUs is determined based on the closing market price of the Company's Class A Common Stock on the date of grant, while the fair value of Total Shareholder Return ("TSR") RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model are certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities are estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period. Due to our limited stock history since the completion of our initial public offering on April 25, 2011, historical volatility was estimated based on all available information including peer group volatility.

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

Interest Rate Risk

        The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2013, we had $2.23 billion in floating-rate debt. As of December 31, 2012, we had $2.03 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2013 and December 31, 2012 of approximately $22.3 million and $20.3 million, each on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in the floating-rate debt outstanding as of December 31, 2013 compared to December 31, 2012.

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

Foreign Exchange Rate Risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2013 and December 31, 2012, 1.6% and 2.5%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Contents

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Air Lease Corporation:

        We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Air Lease Corporation and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Lease Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Lease Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Air Lease Corporation:

        We have audited Air Lease Corporation and subsidaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Air Lease Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Air Lease Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
February 27, 2014

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in thousands, except share data)
Assets
Cash and cash equivalents	$270,173	$230,089
Restricted cash	87,308	106,307
Flight equipment subject to operating leases	8,234,315	6,598,898
Less accumulated depreciation	(621,180)	(347,035)

	7,613,135	6,251,863
Deposits on flight equipment purchases	1,075,023	564,718
Deferred debt issue costs—less accumulated amortization of $51,578 and $32,288 as of December 31, 2013 and December 31, 2012, respectively	90,249	74,219
Other assets	196,716	126,428

Total assets	$9,332,604	$7,353,624

Liabilities and Shareholders' Equity
Accrued interest and other payables	$131,223	$90,169
Debt financing	5,853,317	4,384,732
Security deposits and maintenance reserves on flight equipment leases	569,847	412,223
Rentals received in advance	61,520	41,137
Deferred tax liability	193,263	92,742

Total liabilities	$6,809,170	$5,021,003

Shareholders' Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 101,822,676 and 99,417,998 shares at December 31, 2013 and December 31, 2012, respectively	1,009	991
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 0 and 1,829,339 shares at December 31, 2013 and December 31, 2012, respectively	—	18
Paid-in capital	2,209,566	2,198,501
Retained earnings	312,859	133,111

Total shareholders' equity	$2,523,434	$2,332,621

Total liabilities and shareholders' equity	$9,332,604	$7,353,624

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands, except share data)
Revenues
Rental of flight equipment	$836,516	$645,853	$332,719
Aircraft sales, trading and other	22,159	9,893	4,022

Total revenues	858,675	655,746	336,741
Expenses
Interest	168,743	130,419	44,862
Amortization of discounts and deferred debt issue costs	23,627	16,994	9,481
Extinguishment of debt	—	—	3,349

Interest expense	192,370	147,413	57,692
Depreciation of flight equipment	280,037	216,219	112,307
Selling, general and administrative	71,212	56,453	44,559
Stock-based compensation	21,614	31,688	39,342

Total expenses	565,233	451,773	253,900

Income before taxes	293,442	203,973	82,841
Income tax expense	(103,031)	(72,054)	(29,609)

Net income	$190,411	$131,919	$53,232

Net income per share of Class A and Class B Common Stock:
Basic	$1.88	$1.31	$0.59
Diluted	$1.80	$1.28	$0.59
Weighted-average shares outstanding:
Basic	101,529,137	100,991,871	89,592,945
Diluted	108,963,550	107,656,463	90,416,346

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Class A Common Stock		Class B Non-Voting Common Stock
	Preferred Stock
							Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(in thousands, except share data)
Balance at December 31, 2010	—	—	63,563,810	$636	1,829,339	$18	$1,276,321	$(52,040)	$1,224,935
Class A Common Stock issuance	—	—	34,825,470	348	—	—	866,882	—	867,230
Issuance of restricted stock units	—	—	843,975	—	—	—	—	—	—
Tax withholdings on stock based compensation	—	—	(348,124)	—	—	—	(8,456)	—	(8,456)
Stock based compensation	—	—	—	—	—	—	39,342	—	39,342
Net income	—	—	—	—	—	—	—	53,232	53,232

Balance at December 31, 2011	—	—	98,885,131	$984	1,829,339	$18	$2,174,089	$1,192	$2,176,283

Class A Common Stock issuance	—	—	—	—	—	—	(97)	—	(97)
Exercise of incentive stock options	—	—	7,000	7	—	—	133	—	140
Issuance of restricted stock units	—	—	890,110	—	—	—	—	—	—
Tax withholdings on stock based compensation	—	—	(364,243)	—	—	—	(7,312)	—	(7,312)
Stock based compensation	—	—	—	—	—	—	31,688	—	31,688
Net income	—	—	—	—	—	—	—	131,919	131,919

Balance at December 31, 2012	—	—	99,417,998	$991	1,829,339	$18	$2,198,501	$133,111	$2,332,621

Exercise of incentive stock options	—	—	167	—	—	—	—	—	—
Exercise of warrants	—	—	63,481	—	—	—	—	—	—
Issuance of restricted stock units	—	—	959,873	—	—	—	—	—	—
Common Stock exchanged	—	—	1,829,339	18	(1,829,339)	(18)	—	—	—
Cash dividends declared ($0.105 per share)	—	—	—	—	—	—	—	(10,663)	(10,663)
Tax benefits from stock based compensation arrangements	—	—	—	—	—	—	2,115	—	2,115
Tax withholdings on stock based compensation	—	—	(448,182)	—	—	—	(12,664)	—	(12,664)
Stock based compensation	—	—	—	—	—	—	21,614	—	21,614
Net income	—	—	—	—	—	—	—	190,411	190,411

Balance at December 31, 2013	—	—	101,822,676	$1,009	—	—	$2,209,566	$312,859	$2,523,434

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(dollars in thousands)
Operating Activities
Net income	$190,411	$131,919	$53,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	280,037	216,219	112,307
Stock-based compensation	21,614	31,688	39,342
Deferred taxes	102,636	72,050	29,567
Tax benefits from stock-based compensation arrangements	(2,115)	—	—
Amortization of discounts and deferred debt issue costs	23,627	16,994	9,481
Extinguishment of debt	—	—	3,349
Changes in operating assets and liabilities:
Other assets	(21,887)	(18,758)	(17,438)
Accrued interest and other payables	39,507	25,797	19,347
Rentals received in advance	20,383	15,120	17,979

Net cash provided by operating activities	654,213	491,029	267,166

Investing Activities
Acquisition of flight equipment under operating lease	(1,329,619)	(1,899,231)	(2,529,901)
Payments for deposits on flight equipment purchases	(828,839)	(418,278)	(360,587)
Proceeds from aircraft sales and trading	97,748	47,490	—
Acquisition of furnishings, equipment and other assets	(125,184)	(74,905)	(86,668)

Net cash used in investing activities	(2,185,894)	(2,344,924)	(2,977,156)

Financing Activities
Issuance of common stock and warrants	—	43	867,230
Cash dividends paid	(7,608)	—	—
Tax withholdings on stock-based compensation	(12,664)	(7,312)	(8,456)
Tax benefits from stock-based compensation arrangements	2,115
Issuance of convertible notes	—	—	193,000
Net change in unsecured revolving facilities	388,000	62,000	238,000
Proceeds from debt financings	1,608,854	2,115,607	1,344,530
Payments in reduction of debt financings	(531,831)	(432,129)	(84,796)
Restricted cash	18,999	(10,150)	(47,481)
Debt issue costs	(37,535)	(42,149)	(13,933)
Security deposits and maintenance reserve receipts	172,662	142,541	180,862
Security deposits and maintenance reserve disbursements	(29,227)	(26,272)	(5,982)

Net cash provided by financing activities	1,571,765	1,802,179	2,662,974

Net increase (decrease) in cash	40,084	(51,716)	(47,016)
Cash and cash equivalents at beginning of period	230,089	281,805	328,821

Cash and cash equivalents at end of period	$270,173	$230,089	$281,805

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $32,659, $19,388 and $10,390 for the years ended December 31, 2013, 2012 and December 31, 2011, respectively	$188,464	$124,731	$51,986
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment under operating leases and other assets	$410,441	$377,892	$190,013
Cash dividends declared, not yet paid	$3,055	—	—
Net book value of flight equipment under operating leases that was transferred to other assets to record proceeds receivable for the sale of one aircraft and the insured total loss of another aircraft from our operating lease portfolio	$48,991	—	—

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of significant accounting policies

Organization

        Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvár-Hazy. We are principally engaged in purchasing new commercial jet transport aircraft from Boeing and Airbus. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2013 we owned a fleet of 193 aircraft and had 327 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

Principles of consolidation

        The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Rental of flight equipment

        The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company's Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company's Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past-due rentals based on management's assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company's lease contracts and will recognize revenue for such lessees on a cash basis. As of December 31, 2013 and 2012, the Company had no such allowance, and no leases were on a cash basis.

        All of the Company's lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Income for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines and other major life-limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee's presentation of invoices evidencing the completion of such Qualifying Event. The Company records as "Rental of flight equipment" revenue, the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of "Security deposits and overhaul reserves on flight equipment leases" in our Consolidated Balance Sheet.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

        Lessee-specific modifications are capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statements of Income.

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

        At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in our Consolidated Statements of Income.

        Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with the Company's Fair Value Policy, resulting in an

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

impairment charge. Our Fair Value Policy is described below under "Fair Value Measurements". As of December 31, 2013 and 2012, no impairment charges have been incurred to date.

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

Note 2. Debt financing

        The Company's consolidated debt as of December 31, 2013 and 2012 is summarized below:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Unsecured
Senior notes	$3,055,620	$1,775,000
Revolving credit facilities	808,000	420,000
Term financings	247,722	248,916
Convertible senior notes	200,000	200,000

	4,311,342	2,643,916
Secured
Warehouse facilities	828,418	1,061,838
Term financings	654,369	688,601
Export credit financing	71,539	—

	1,554,326	1,750,439
Total secured and unsecured debt financing	5,865,668	4,394,355
Less: Debt discount	(12,351)	(9,623)

Total debt	$5,853,317	$4,384,732

        At December 31, 2013, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

        The Company's secured obligations as of December 31, 2013 and 2012 are summarized below:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Nonrecourse	$847,684	$1,085,941
Recourse	706,642	664,498

Total	$1,554,326	$1,750,439
Number of aircraft pledged as collateral	52	55
Net book value of aircraft pledged as collateral	$2,454,350	$2,728,636

Senior unsecured notes

        As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding. As of December 31, 2012, the Company had $1.8 billion in senior unsecured notes outstanding.

        During the year ended December 31, 2013, the Company issued $1.3 billion in aggregate principal amount of senior unsecured notes.

        On February 5, 2013, the Company issued $400.0 million in aggregate principal amount of senior unsecured notes due 2020 that bear interest at a rate of 4.75% per annum.

        On June 26, 2013, the Company concluded its offer to exchange up to $151.6 million aggregate principal amount of new notes for any and all of its outstanding 7.375% senior unsecured notes due January 30, 2019 and issued $132.0 million aggregate principal amount of its 5.625% senior notes due 2017 in exchange for $125.4 million aggregate principal amount of the old notes.

        Effective August 26, 2013, the additional interest of 0.50% per annum assessed on the senior unsecured notes due 2017 was eliminated due to the investment grade rating of the notes by S&P.

        On October 1, 2013, the Company issued $185.0 million in aggregate principal amount of senior unsecured notes in a private placement to institutional investors. The notes are comprised of $53.0 million of 3.64% senior unsecured notes due 2016 and $132.0 million of 4.49% senior unsecured notes due 2019.

        On November 19, 2013, the Company issued $700.0 million in aggregate principal amount of senior unsecured notes due 2019 that bear interest at a rate of 3.375% per annum.

Unsecured revolving credit facilities

        The total amount outstanding under our unsecured revolving credit facilities was $808.0 million and $420.0 million as of December 31, 2013 and December 31, 2012, respectively.

        The Company has in place a senior unsecured revolving credit facility (the "Syndicated Unsecured Revolving Credit Facility"), dated May 7, 2013, as amended, which provides us with financing of up to $2.0 billion. The Syndicated Unsecured Revolving Credit Facility accrues interest at a rate of LIBOR plus 1.25% on drawn balances and includes a 0.25% facility fee. The facility will mature in May 2017.

        In May 2013, the Company amended its Syndicated Unsecured Revolving Credit Facility. Pursuant to the amendment, we increased the maximum amount we can borrow by $657.0 million to $1.7 billion, extended the availability period from 3 year to 4 years to May 2017, and reduced the pricing from

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

LIBOR plus a margin of 1.75% with no LIBOR floor and an undrawn fee of 0.375% to LIBOR plus 1.45% with no LIBOR floor and a 0.30% facility fee.

        In November 2013, the Company increased the maximum amount it can borrow under its Syndicated Unsecured Revolving Credit Facility by an additional $300.0 million to $2.0 billion.

        Effective August 26, 2013, the pricing of our Syndicated Unsecured Revolving Credit Facility has been further reduced to LIBOR plus 1.25% with no LIBOR floor and a 0.25% facility fee as a result of the investment grade corporate credit rating obtained from S&P.

Unsecured term financings

        From time to time, the Company enters into unsecured term facilities. During 2013, the Company entered into four additional unsecured term facilities aggregating $131.0 million with terms ranging from four to five years and with three of them bearing interest at fixed rates ranging from 3.10% to 3.50% per annum and the fourth bearing interest at a floating rate of LIBOR plus a margin of 1.25% per annum. The outstanding balance on our unsecured term facilities as of December 31, 2013 and December 31, 2012 was $247.7 million and $248.9 million, respectively.

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

Warehouse facilities

        We have a revolving credit facility (the "2010 Warehouse Facility"), dated June 21, 2013, as amended. The 2010 Warehouse Facility, as amended, provides the Company with financing of up to $1.0 billion, modified from the previous facility size of $1.25 billion. The interest rate on the 2010 Warehouse Facility was reduced from LIBOR plus 2.50% to LIBOR plus 2.25% on drawn balances and from 0.75% to 0.50% per annum on undrawn balances and provided a 10% unsecured guarantee on the 2010 Warehouse Facility. The Company is able to draw on the 2010 Warehouse Facility during an availability period that was extended from June 2013 to June 2015. The outstanding drawn balance at the end of the availability period may be converted at our option to an amortizing term loan with a subsequent term out option through 2018, with an interest rate of LIBOR plus 3.00% during the initial three years of the term and margin step-ups during the remaining six months that increase the interest rate to LIBOR plus 4.50%.

        As of December 31, 2013, the Company had borrowed $656.8 million under the 2010 Warehouse Facility and pledged 24 aircraft as collateral with a net book value of $985.2 million. As of December 31, 2012, the Company had borrowed $877.7 million under the 2010 Warehouse Facility and pledged 30 aircraft as collateral with a net book value of $1.3 billion. The Company had pledged cash

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

collateral and lessee deposits of $65.4 million and $98.6 million under the 2010 Warehouse Facility as of December 31, 2013 and December 31, 2012, respectively.

        In March 2012, we entered into a non-recourse $192.8 million senior secured warehouse facility (the "2012 Warehouse Facility") to refinance a pool of eight aircraft previously financed under the Company's 2010 Warehouse Facility.

        As of December 31, 2013, the Company had borrowed $171.6 million under the 2012 Warehouse Facility and pledged eight aircraft as collateral with a net book value of $245.7 million. The Company had pledged cash collateral and lessee deposits of $7.6 million under the 2012 Warehouse Facility as of December 31, 2013. As of December 31, 2012, the Company had borrowed $184.1 million under the 2012 Warehouse Facility and pledged eight aircraft as collateral with a net book value of $256.6 million. The Company had pledged cash collateral and lessee deposits of $5.8 million under the 2012 Warehouse Facility as of December 31, 2012.

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

        During the year ended December 31, 2013, the Company entered into three additional secured term facilities aggregating $135.0 million with terms ranging from six to seven years and with two of them bearing interest at floating rates ranging from LIBOR plus a margin of 2.15% to 2.85% per annum and the third bearing interest at a fixed rate of 4.25% per annum.

        In September 2013, the Company amended an existing portfolio of six secured term loans aggregating $168.3 million with one of its lenders. Pursuant to the amendments, we reduced the composite interest rate of the loans by 40 basis-points, extended certain loan maturities and improved the principal amortization profiles of the loans.

        As of December 31, 2013, the outstanding balance on our secured term facilities was $654.4 million and we had pledged 18 aircraft as collateral with a net book value of $1.14 billion. The outstanding balance under our secured term facilities as of December 31, 2013 was comprised of $153.9 million fixed rate debt and $505.5 million floating rate debt, with interest rates ranging from 4.25% to 5.36% and LIBOR plus 1.5% to LIBOR plus 3.0%, respectively.

        As of December 31, 2012, the outstanding balance on our secured term facilities was $688.6 million and we had pledged 17 aircraft as collateral with a net book value of $1.15 billion. The outstanding balance under our secured term facilities as of December 31, 2012 was comprised of $159.1 million fixed rate debt and $529.5 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.50% to LIBOR plus 3.59%, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

Export credit financings

        In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Ex-Im Bank. The notes will mature on August 15, 2024 and will bear interest at a rate of 1.617% per annum. The Company used the proceeds of the offering to refinance a portion of the purchase price of two Boeing 737-800 aircraft and the related premium charged by Ex-Im Bank for its guarantee of the notes.

Maturities

        Maturities of debt outstanding as of December 31, 2013 are as follows:

(dollars in thousands)
Years ending December 31,
2014	$214,095
2015	264,004
2016	943,637
2017	2,210,251
2018	709,246
Thereafter	1,524,435

Total(1)(2)	$5,865,668

(1)
As of December 31, 2013, the Company had $656.8 million of debt outstanding under the 2010 Warehouse Facility. The Company is able to draw on the facility during an availability period that ends in June 2015 with a subsequent term out option, through 2018 which is the maturity in the schedule above.

(2)
As of December 31, 2013, the Company had $808.0 million of debt outstanding under our revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

Note 3. Interest expense

        The following table shows the components of interest for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	(dollars in thousands)
Interest on borrowings	$201,402	$149,807	$55,252
Less capitalized interest	(32,659)	(19,388)	(10,390)

Interest	168,743	130,419	44,862
Amortization of discounts and deferred debt issue costs	23,627	16,994	9,481
Extinguishment of debt	—	—	3,349

Interest expense	$192,370	$147,413	$57,692

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Shareholders' equity

        In 2010, the Company authorized 500,000,000 shares of Class A Common Stock, $0.01 par value per share, of which 101,822,676 and 99,417,998 shares were issued and outstanding as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had authorized 10,000,000 shares of Class B Non-Voting Common Stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2013 and 1,829,339 of which were outstanding as of December 31, 2012.

        Each share of Class B Non-Voting Common Stock is convertible into one share of Class A Common Stock at the option of the holder, and is automatically converted at the time it is transferred to a third party unaffiliated with such initial holder, subject to the transfer restrictions.

        On October 15, 2013, the Company entered into an exchange agreement with an existing security holder of the Company, pursuant to which the Company agreed to issue 1,829,339 shares of its Class A Common Stock to such security holder in exchange for an equal number of shares of the Company's Class B Non-Voting Common Stock in a transaction (the "Exchange") exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Following the satisfaction of certain closing conditions, the Exchange closed on October 17, 2013. No commission or other remuneration was paid or given directly or indirectly for solicitation of the Exchange, and no cash consideration was paid for the shares of Class A Common Stock issued in the Exchange. As a result of the Exchange, the total number of outstanding shares of Class A Common Stock increased by 1,829,339 shares, and no shares of Class B Non-Voting Common Stock are issued or outstanding. The Exchange did not increase the total number of outstanding shares of the Company's common stock used to compute basic and diluted net income per share.

        On June 4, 2010, the Company issued 482,625 warrants to two institutional investors (the "Committed Investors"). The warrants have a seven-year term and an exercise price of $20 per share. The Company used the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk-free interest rate and expected dividends. The warrants had a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid-in capital on the Consolidated Balance Sheet. On October 21, 2013, one of the Committed Investors performed a cashless exercise of all of its 214,500 warrants, resulting in the issuance of 63,481 shares of Class A Common Stock. As of December 31, 2013, the Company had 268,125 warrants remaining outstanding.

        As of December 31, 2013 and 2012 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Rental Income

        At December 31, 2013 minimum future rentals on non-cancelable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2013, are as follows:

(dollars in thousands)
Years ending December 31,
2014	$883,306
2015	840,409
2016	792,918
2017	739,119
2018	696,675
Thereafter	2,253,533

Total	$6,205,960

        The Company earned $34.4 million, $25.0 million and $11.0 million in maintenance reserve revenue based on our lessees' usage of the aircraft for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following table shows the scheduled lease terminations (for the minimum non-cancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio as of February 27, 2014:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A319-100	—	2	—	2	2	—	6
Airbus A320-200	—	3	2	2	2	33	42
Airbus A321-200	—	—	1	—	1	5	7
Airbus A330-200	—	—	—	1	—	15	16
Airbus A330-300	—	—	—	—	—	5	5
Boeing 737-700	—	—	3	—	2	5	10
Boeing 737-800	—	11	5	5	4	25	50
Boeing 767-300ER(1)	—	1	2	—	—	—	3
Boeing 777-200ER	—	—	—	—	—	1	1
Boeing 777-300ER	—	—	—	1	—	5	6
Embraer E175-200	—	—	—	—	—	8	8
Embraer E190-100	—	—	—	1	—	22	23
ATR 72-600	—	—	—	—	—	16	16

Total	—	17	13	12	11	140	193

(1)
As of February 27, 2014, the Company had entered into a binding agreement for the sale of one Boeing 767-300ER aircraft with a scheduled lease termination in 2015.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk

Geographical and credit risks

        As of December 31, 2013, all of the Company's rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased aircraft to 79 lessees in 47 countries as of December 31, 2013 compared to 69 lessees in 40 countries as of December 31, 2012.

        Over 90% of our aircraft are operated internationally. The following table sets forth the regional concentration of our aircraft portfolio based on net book value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(dollars in thousands)
Asia/Pacific	$3,317,118	43.6%	$2,245,002	35.9%
Europe	2,656,816	34.9%	2,398,531	38.4%
Central America, South America and Mexico	829,930	10.9%	788,189	12.6%
U.S. and Canada	436,653	5.7%	457,546	7.3%
The Middle East and Africa	372,618	4.9%	362,595	5.8%

Total	$7,613,135	100.0%	$6,251,863	100.0%

        At December 31, 2013 and 2012, we leased aircraft to customers in the following regions:

	December 31, 2013		December 31, 2012
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Asia/Pacific	31	39.2%	28	40.6%
Europe	21	26.6%	17	24.6%
Central America, South America and Mexico	12	15.2%	9	13.0%
U.S. and Canada	8	10.1%	8	11.6%
The Middle East and Africa	7	8.9%	7	10.2%

Total	79	100.0%	69	100.0%

(1)
A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk (Continued)

        The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline's principal place of business:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(dollars in thousands)
Asia/Pacific	$314,908	37.6%	$215,537	33.4%	$93,237	28.0%
Europe	300,761	35.9%	253,376	39.2%	151,566	45.6%
Central America, South America and Mexico	107,857	12.9%	84,341	13.1%	30,714	9.2%
U.S. and Canada	57,366	6.9%	53,201	8.2%	39,350	11.8%
The Middle East and Africa	55,624	6.7%	39,398	6.1%	17,852	5.4%

Total	$836,516	100.0%	$645,853	100.0%	$332,719	100.0%

        Based on our lease placements of future new aircraft deliveries, we anticipate that a growing percentage of our aircraft will be located in the Asia/Pacific, the Central America, South America and Mexico, and the Middle East and Africa regions.

        In 2013, one country represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2013, China attributed for $129.8 million or 15.5% of our rental of flight equipment revenue. In 2012, three countries represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2012, China attributed for $75.5 million or 11.7% of our rental of flight equipment revenue, Italy attributed for $71.0 million or 11.0% of our rental of flight equipment revenue and France attributed for $67.4 million or 10.4% of our rental of flight equipment revenue. In 2011, two countries represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2011 China attributed for $39.6 million or 11.9% of our rental of flight equipment revenue and France attributed for $62.2 million or 18.7% of our rental of flight equipment revenue.

        In 2013, no individual airline represented at least 10% of our rental of flight equipment revenue. In 2012, one airline represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2012, Alitalia attributed for $71.0 million or 11.0% of our rental of flight equipment revenue. In 2011, one airline represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2011 Air France attributed for $45.4 million or 13.7% of our rental of flight equipment revenue.

Currency risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes

        The provision for income taxes consists of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2012
	(dollars in thousands)
Current:
Federal	—	—	—
State	—	—	—
Foreign	$71	$4	$49
Deferred:
Federal	102,887	71,932	29,102
State	147	118	458
Foreign	—	—	—

Income tax expense	$103,105	$72,054	$29,609

        Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income taxes at statutory federal rate	102,705	35.0%	$71,390	35.0%	$28,997	35.0%
State income taxes, net of federal income tax effect	95	0.1	75	0.1	298	0.3
Other	305	0.1	589	0.2	314	0.4

	103,105	35.2%	$72,054	35.3%	$29,609	35.7%

        The Company's net deferred tax assets (liabilities) are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands)
Assets (Liabilities)
Equity compensation	$20,808	$20,521
Net operating losses	36,786	43,676
Rents received in advance	21,575	14,436
Accrued bonus	3,578	2,457
Other	11,686	6,546
Aircraft depreciation	(287,696)	(180,378)

Total (liabilities) assets	$(193,263)	$(92,742)

        The Company has net operating loss carry forwards (NOLs) for federal income tax purposes of $108.7 million and $128.4 million as of December 31, 2013 and 2012, respectively, which are available to offset future taxable income in future periods and begin to expire in 2031. The Company has NOLs for state income tax purposes of $52.6 million and $49.9 million as of December 31, 2013 and 2012,

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

respectively, which are available to offset future taxable income in future periods and begin to expire in 2030. The Company utilized $19.5 million of NOLs for federal income tax purposes for the year ended December 31, 2013. The Company recognizes tax benefits associated with stock based compensation directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share based award exceeds the tax effect of the cumulative book compensation charge associated with the award. As of December 31, 2013 and 2012, the Company has windfall tax benefits of $3.7 million and $3.7 million, respectively, included in its U.S. net operating loss carry forward, but not reflected in deferred tax assets. The Company uses a tax law ordering approach to determine if the excess tax deductions associated compensation costs have reduced income taxes payable.

        The Company has not recorded a deferred tax valuation allowance as of December 31, 2013 and 2012 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2013 and 2012 the Company has not recorded any liability for unrecognized tax benefits.

        The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2010 tax year and forward.

Note 8. Commitments and Contingencies

Aircraft Acquisition

        As of December 31, 2013, we had commitments to acquire a total of 327 new aircraft for delivery through 2023 as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	13	6	—	—	—	—	19
Airbus A320/321 NEO	—	—	3	12	15	20	50
Airbus A350 XWB(2)	—	—	—	—	1	29	30
Boeing 737-800	13	20	15	11	—	—	59
Boeing 737-8/9 MAX(3)	—	—	—	—	8	96	104
Boeing 777-300ER	5	8	2	—	—	—	15
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	4	1	—	—	—	—	5

Total	35	35	20	24	31	182	327

(1)
All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)
As of December 31, 2013, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(3)
As of December 31, 2013, 20 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

        Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $27.5 billion as of December 31, 2013 are as follows:

(dollars in thousands)
Years ending December 31,
2014	$2,321,392
2015	2,190,517
2016	1,357,736
2017	1,615,789
2018	2,781,520
Thereafter	17,226,533

Total	$27,493,487

        We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.1 billion and $564.7 million as of December 31, 2013 and December 31, 2012, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Office Lease

        The Company's lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense of $2.1 million, $2.5 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Commitments for minimum rentals under the non-cancelable lease term at December 31, 2013 are as follows:

(dollars in thousands)
Years ending December 31,
2014	$2,024
2015	2,083
2016	2,129
2017	2,181
2018	2,580
Thereafter	15,387

Total	$26,384

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Net Earnings Per Share

        Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company's two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.

        Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the year ended December 31, 2013, the Company excluded 150,000 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the year ended December 31, 2012, the Company excluded 3,358,408 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the year ended December 31, 2011, the Company excluded 3,375,908 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because they were anti-dilutive. In addition, the Company excluded 1,569,005; 2,117,510 and 2,613,539 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2013, 2012 and 2011, respectively.

        The following table sets forth the reconciliation of basic and diluted net income per share:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands, except share data)
Basic net income per share:
Numerator
Net income	$190,411	$131,919	$53,232
Denominator
Weighted-average common shares outstanding	101,529,137	100,991,871	89,592,945
Basic net income per share	$1.88	$1.31	$0.59
Diluted net income per share:
Numerator
Net income	$190,411	$131,919	$53,232
Interest on convertible senior notes	5,783	5,627	560

Net income plus assumed conversions	$196,194	$137,546	$53,792
Denominator
Number of shares used in basic computation	101,529,137	100,991,871	89,592,945
Weighted-average effect of dilutive securities	7,434,413	6,664,592	823,401

Number of shares used in per share computation	108,963,550	107,656,463	90,416,346
Diluted net income per share	$1.80	$1.28	$0.59

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

        The Company had no assets or liabilities which were measured at fair value on a recurring or non-recurring basis as of December 31, 2013 or 2012.

Financial Instruments Not Measured at Fair Values

        The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2013 was $6,113.6 million compared to a book value of $5,853.3 million. The estimated fair value of debt financing as of December 31, 2012 was $4,517.6 million compared to a book value of $4,384.7 million.

        The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 31, 2013, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2013 and 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 11. Stock-based Compensation

        In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan ("Plan"), the number of stock options ("Stock Options") and restricted stock units ("RSUs") authorized under the Plan is approximately 8,193,088 as of December 31, 2013. Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with two different vesting criteria: those RSUs that vest based on the attainment of book-value goals and those RSUs that vest based on the attainment of Total Shareholder Return ("TSR") goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company's TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. As of December 31, 2013, the Company had 1,569,005 unvested RSUs outstanding of which 390,511 are TSR RSUs.

        The Company recorded $21.6 million, $31.7 million and $39.3 million of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Estimated volatility of the Company's common stock for new grants is determined by using historical volatility of the Company's peer group. Due to our limited operating history at the time of grant, there was no historical exercise data to provide a reasonable basis which the Company could use

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

to estimate expected terms. Accordingly, the Company used the "simplified method" as permitted under Staff Accounting Bulletin No. 110. The risk-free interest rate used in the option valuation model was derived from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimated forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. During the year ended December 31, 2013 and 2012, the Company did not grant any Stock Options. The average assumptions used to value stock-based payments during the year ended December 31, 2011 are as follows:

Year Ended December 31, 2011
Dividend yield	None
Expected term	5.9 years
Risk-free interest rate	2.4%
Volatility	50.2%

        A summary of stock option activity in accordance with the Company's stock option plan for the year ended December 31, 2013 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2010	3,225,908	$20.00	9.50	$—
Granted	150,000	$28.80	9.30	—
Exercised	—	—	—	5
Forfeited/canceled	—	—	—	3

Balance at December 31, 2011	3,375,908	$20.39	8.50	$11,968
Granted	—	—	—	—
Exercised	(7,000)	$20.00	7.50	18
Forfeited/canceled	(10,500)	$20.00	—	—

Balance at December 31, 2012	3,358,408	$20.39	7.49	$4,813
Granted	—	—	—	—
Exercised	(500)	$20.00	6.54	5
Forfeited/canceled	(250)	$20.00	—	3

Balance at December 31, 2013	3,357,658	$20.39	6.49	35,883
Vested and exercisable as of December 31, 2013	3,357,658	$20.39	6.49	35,883

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

        As of December 31, 2013, all of the Company's outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding employee stock options. Stock-based compensation expense related to employee stock options for the years ended December 31, 2013, 2012 and 2011, totaled $5.4 million, $11.8 million and $12.0 million, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

        The following table summarizes additional information regarding outstanding, exercisable and vested stock options at December 31, 2013:

	Options Outstanding		Options Exercisable and Vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,207,658	6.46	3,207,658	6.46
$28.80	150,000	7.32	150,000	7.32

$20.00 - $28.80	3,357,658	6.49	3,357,658	6.49

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

        During the year ended December 31, 2013, the Company granted 422,366 RSUs of which 201,058 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	2,117,510	$21.40
Granted	422,366	$31.96
Vested	(959,873)	$20.91
Forfeited/canceled	(10,998)	$28.66

Unvested at December 31, 2013	1,569,005	$24.50

Expected to vest after December 31, 2013(1)	1,557,046	$24.49

(1)
RSUs expected to vest reflect an estimated forfeiture rate.

        At December 31, 2013, the outstanding RSUs are expected to vest as follows: 2014—922,485; 2015—273,220; and 2016—88,209. The Company recorded $16.2 million, $19.9 million and $27.3 million

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

of stock-based compensation expense related to RSUs for the years ended December 31, 2013, 2012 and December 31, 2011, respectively.

        As of December 31, 2013, there was $12.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 1.1 years.

Note 12. Litigation

        On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. and ILFC (the "AIG/ILFC Complaint"). The complaint also names as defendants certain executive officers and employees of the Company. American International Group withdrew as a plaintiff on all but one cause of action that is not asserted against the Company.

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

        On August 15, 2013, the Company filed a cross-complaint against ILFC and AIG. The cross-complaint, as amended, alleges breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation. The cross-complaint seeks compensatory damages in excess of $500 million.

Note 13. Related party transactions

        In March 2011, we entered into a Servicing Agreement with Commonwealth Bank of Australia and one of its subsidiaries. Commonwealth Bank beneficially owns more than 5% of our Class A Common Stock, and one of our directors, Ian M. Saines, was Group Executive of the Institutional Banking and Markets division of Commonwealth Bank through December 2013. Pursuant to the Servicing Agreement, we agreed to arrange the acquisition of an Airbus A320 aircraft on behalf of the subsidiary, to manage the lease of the aircraft to a third party and subsequent lessees, and if requested by the subsidiary, to remarket the aircraft for subsequent leases or for sale. In connection with this transaction, Commonwealth Bank paid us fees for acquiring the aircraft and for collecting the first rent payment under the lease, and will pay us a percentage of the contracted rent and the rent actually paid by the lessee each month. We may earn up to an aggregate of approximately $650,000 in fees under the Servicing Agreement in connection with the acquisition of the aircraft and management of the current lease.

        In March 2011, Commonwealth Bank of Australia provided the Company with a three-year unsecured revolving loan of $25.0 million at a rate of LIBOR plus 2.00%.

        In March 2011, Commonwealth Bank of Australia provided the Company with a five-year unsecured term loan of $12.0 million at a rate of 4.05%.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Related party transactions (Continued)

        In October 2011, Commonwealth Bank of Australia provided the Company with a five-year unsecured term loan of $13.0 million at a rate of 3.48%.

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

        In June 2013, the Company completed a marketed secondary public offering of 8,000,000 shares of its Class A Common Stock held by affiliates of Ares Management LLC, Leonard Green & Partners, L.P. and WL Ross & Co. LLC. The shares of Class A Common Stock were offered to the public at $26.75 per share. The Company did not issue any additional shares of Class A Common Stock and did not receive any proceeds in this transaction. The total number of shares of the Company's Class A Common Stock outstanding did not change as a result of this offering.

        In September 2013, the Company, through a limited liability company of which it is the sole member, entered into a purchase agreement to acquire a corporate aircraft. The right to purchase the corporate aircraft was formerly held by an entity controlled by Mr. Udvar-Házy, our Chairman and CEO, and not affiliated with the Company. The parties conducted this transaction on an arm's-length

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Related party transactions (Continued)

basis. The Company believes, based on independent expert advice, that at the time the Company entered into the purchase agreement, the purchase price of the aircraft was significantly below the then-current fair market value for such aircraft. The Company reimbursed Mr. Udvar-Házy $6.8 million for deposits he paid to the manufacturer plus interest at a rate of 3.90% per annum.

        In November 2013, the Company completed a marketed secondary public offering of up to 10,138,888 shares of its Class A Common Stock held by affiliates of Ares Management LLC, Leonard Green & Partners, L.P. and WL Ross & Co. LLC. The shares of Class A Common Stock were offered to the public at $31.50 per share. The Company did not issue any additional shares of Class A Common Stock and did not receive any proceeds in this transaction. The total number of shares of the Company's Class A Common Stock outstanding did not change as a result of this offering.

Note 14. Quarterly financial data (unaudited)

        The following table presents our unaudited quarterly results of operations for the two-year period ended December 31, 2013.

	Quarter Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(in thousands, except share data)
Revenues	$132,553	$158,173	$174,925	$190,095	$191,997	$207,872	$215,905	$242,901
Income before taxes	41,610	43,884	57,193	61,286	61,672	66,311	74,888	90,571
Net income	26,927	28,172	37,011	39,809	39,996	42,990	48,578	58,847
Net income per share:
Basic	$0.27	$0.28	$0.37	$0.39	$0.39	$0.42	$0.48	$0.58
Diluted	$0.26	$0.28	$0.36	$0.38	$0.38	$0.41	$0.46	$0.55

        The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 15. Subsequent events

        On February 26, 2014, our board of directors approved our fifth consecutive quarterly cash dividend of $0.03 per share on our outstanding common stock. The dividend will be paid on April 7, 2014 to holders of record of our common stock as of March 20, 2014.

        In February 2014, the Company received full insurance proceeds with respect to the total loss of an aircraft that occurred during 2013.

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

        We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2013.

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992) . Based upon its assessment, our management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on these criteria.

        KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Except as set forth below or as contained in Part I above, under "Executive Officers of the Company", the other information required by this item is incorporated by reference to the "Corporate Governance" and the "Proposal 1: Election of Directors" sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 30, 2014.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the "Corporate Governance" and the "Executive Compensation" sections of the 2014 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the "Ownership of Air Lease Corporation Securities" section of the 2014 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided in Item 5 of Part II above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the "Corporate Governance," "Other Matters" and "Proposal 1: Election of Directors" sections of our 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the "Independent Auditor Fees and Services" section of our 2014 Proxy Statement.

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

3.     Exhibits

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Second Amended and Restated Bylaws of Air Lease Corporation	10-K	001-35121	3.2	March 9, 2012
4.1	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.3	Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017)	8-K	001-35121	4.1	March 19, 2012
4.4	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3	333-184382	4.4	October 12, 2012
4.5	Supplemental Indenture, dated June 26, 2013, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8-K	001-35121	4.2	June 26, 2013

	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	1-35121	10.1	June 24, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S-1	333-171734	10.2	January 14, 2011
10.3	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S-1	333-171734	10.7	January 14, 2011
10.4†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.14	February 14, 2011
10.5†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.21	March 7, 2011
10.6†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.22	March 7, 2011
10.7†	Amendment N° 3 to the A330-200 Purchase Agreement dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.23	March 7, 2011
10.8†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.24	March 7, 2011
10.9†	Purchase Agreement Number PA-03524 dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company	S-1	333-171734	10.15	February 14, 2011
10.10†	Supplemental Agreement No. 1 to Purchase Agreement Number PA-03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.32	July 28, 2011
10.11†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.13	February 14, 2011
10.12†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.19	March 7, 2011

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.20	March 7, 2011
10.14†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto	S-1	333-171734	10.27	April 8, 2011
10.15†	Purchase Agreement PA-03658, dated as of August 5, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.33	August 12, 2011
10.16†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	May 9, 2013
10.17†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.3	November 7, 2013
10.18†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	1-35121	10.2	May 9, 2013
10.19†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	November 7, 2013
10.20†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.2	November 7, 2013
10.21	Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto	8-K	1-35121	10.1	May 13, 2013
10.22§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013	10-Q	1-35121	10.3	May 9, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease 2010 Equity Incentive Plan for awards beginning February 2014				Filed herewith
10.24§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease 2010 Equity Incentive Plan	S-1	333-171734	10.4	February 22, 2011
10.25§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease 2010 Equity Incentive Plan	S-1	333-171734	10.5	February 22, 2011
10.26§	Form of Grant Notice for Non-Employee Director Restricted Stock Units under the Amended and Restated Air Lease 2010 Equity Incentive Plan	S-1	333-171734	10.18	February 22, 2011
10.27§	Air Lease Corporation 2013 Cash Bonus Plan	10-Q	1-35121	10.4	May 9, 2013
10.28§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S-1	333-171734	10.17	February 22, 2011
10.29§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.8	January 14, 2011
10.30§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.9	January 14, 2011
10.31§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar-Házy	8-K	1-35121	10.1	May 31, 2013
10.32§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.10	January 14, 2011
10.33§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.11	January 14, 2011
10.34§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger	8-K	1-35121	10.2	May 31, 2013
10.35	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101
	The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				Filed herewith

†
The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

Air Lease Corporation
By:	/s/ Gregory B. Willis Gregory B. Willis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy Steven F. Udvar-Házy	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
/s/ John L. Plueger John L. Plueger	President, Chief Operating Officer and Director	February 27, 2014
/s/ Matthew J. Hart Matthew J. Hart	Director	February 27, 2014
/s/ Cheryl Krongard Cheryl Krongard	Director	February 27, 2014
/s/ Robert A. Milton Robert A. Milton	Director	February 27, 2014
/s/ Ian M. Saines Ian M. Saines	Director	February 27, 2014
/s/ Dr. Ronald D. Sugar Dr. Ronald D. Sugar	Director	February 27, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Second Amended and Restated Bylaws of Air Lease Corporation	10-K	001-35121	3.2	March 9, 2012
4.1	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.3	Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017)	8-K	001-35121	4.1	March 19, 2012
4.4	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3	333-184382	4.4	October 12, 2012
4.5	Supplemental Indenture, dated June 26, 2013, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8-K	001-35121	4.2	June 26, 2013

	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	1-35121	10.1	June 24, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S-1	333-171734	10.2	January 14, 2011
10.3	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S-1	333-171734	10.7	January 14, 2011
10.4†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.14	February 14, 2011
10.5†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.21	March 7, 2011
10.6†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.22	March 7, 2011
10.7†	Amendment N° 3 to the A330-200 Purchase Agreement dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.23	March 7, 2011
10.8†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.24	March 7, 2011
10.9†	Purchase Agreement Number PA-03524 dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company	S-1	333-171734	10.15	February 14, 2011
10.10†	Supplemental Agreement No. 1 to Purchase Agreement Number PA-03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.32	July 28, 2011
10.11†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.13	February 14, 2011
10.12†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.19	March 7, 2011

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.20	March 7, 2011
10.14†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto	S-1	333-171734	10.27	April 8, 2011
10.15†	Purchase Agreement PA-03658, dated as of August 5, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.33	August 12, 2011
10.16†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	May 9, 2013
10.17†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.3	November 7, 2013
10.18†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	1-35121	10.2	May 9, 2013
10.19†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	November 7, 2013
10.20†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.2	November 7, 2013
10.21	Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto	8-K	1-35121	10.1	May 13, 2013
10.22§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013	10-Q	1-35121	10.3	May 9, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease 2010 Equity Incentive Plan for awards beginning February 2014				Filed herewith
10.24§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease 2010 Equity Incentive Plan	S-1	333-171734	10.4	February 22, 2011
10.25§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease 2010 Equity Incentive Plan	S-1	333-171734	10.5	February 22, 2011
10.26§	Form of Grant Notice for Non-Employee Director Restricted Stock Units under the Amended and Restated Air Lease 2010 Equity Incentive Plan	S-1	333-171734	10.18	February 22, 2011
10.27§	Air Lease Corporation 2013 Cash Bonus Plan	10-Q	1-35121	10.4	May 9, 2013
10.28§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S-1	333-171734	10.17	February 22, 2011
10.29§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.8	January 14, 2011
10.30§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.9	January 14, 2011
10.31§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar-Házy	8-K	1-35121	10.1	May 31, 2013
10.32§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.10	January 14, 2011
10.33§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.11	January 14, 2011
10.34§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger	8-K	1-35121	10.2	May 31, 2013
10.35	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				Filed herewith
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101
	The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				Filed herewith

†
The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§
Management contract or compensatory plan or arrangement.