Form 10-Q
period 2014-03-31
AIR LEASE CORP
filed 2014-05-08
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 7, 2014, there were 101,916,736 shares of Air Lease Corporation’s Class A Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2014

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

•                                          potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•                                          the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$256,078	$270,173
Restricted cash	76,741	87,308
Flight equipment subject to operating leases	8,439,676	8,234,315
Less accumulated depreciation	(693,075)	(621,180)
	7,746,601	7,613,135
Deposits on flight equipment purchases	1,180,171	1,075,023
Deferred debt issue costs—less accumulated amortization of $56,265 and $51,578 as of March 31, 2014 and December 31, 2013, respectively	90,162	90,249
Other assets	203,552	196,716
Total assets	$9,553,305	$9,332,604
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$146,177	$131,223
Debt financing	5,943,096	5,853,317
Security deposits and maintenance reserves on flight equipment leases	593,329	569,847
Rentals received in advance	60,620	61,520
Deferred tax liability	226,575	193,263
Total liabilities	$6,969,797	$6,809,170
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 101,916,736 and 101,822,676 shares at March 31, 2014 and December 31, 2013, respectively	1,009	1,009
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Paid-in capital	2,211,302	2,209,566
Retained earnings	371,197	312,859
Total shareholders’ equity	$2,583,508	$2,523,434
Total liabilities and shareholders’ equity	$9,553,305	$9,332,604

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues
Rental of flight equipment	$230,391	$190,103
Aircraft sales, trading and other	15,894	1,894
Total revenues	246,285	191,997

Expenses
Interest	44,358	40,230
Amortization of discounts and deferred debt issue costs	6,490	5,210
Interest expense	50,848	45,440

Depreciation of flight equipment	78,142	63,863
Selling, general and administrative	19,186	14,247
Stock-based compensation	3,400	6,775
Total expenses	151,576	130,325

Income before taxes	94,709	61,672
Income tax expense	(33,312)	(21,676)
Net income	$61,397	$39,996

Net income per share of Class A and Class B Common Stock:
Basic	$0.60	$0.39
Diluted	$0.57	$0.38
Weighted-average shares outstanding:
Basic	101,857,176	101,260,614
Diluted	110,037,382	108,346,885

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2013	—	$—	101,822,676	$1,009	—	$—	$2,209,566	$312,859	$2,523,434
Issuance of restricted stock units	—	—	130,103	—	—	—	—	—	—
Exercise of stock options	—	—	19,500	—	—	—	390	—	390
Stock based compensation expense	—	—	—	—	—	—	3,400	—	3,400
Cash dividends (declared $0.03 per share)	—	—	—	—	—	—		(3,059)	(3,059)
Tax withholding related to vesting of restricted stock units	—	—	(55,543)	—	—	—	(2,054)	—	(2,054)
Net income	—	—	—	—	—	—	—	61,397	61,397
Balance at March 31, 2014	—	$—	101,916,736	$1,009	—	$—	$2,211,302	$371,197	$2,583,508

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating Activities
Net income	$61,397	$39,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	78,142	63,863
Stock-based compensation	3,400	6,775
Deferred taxes	33,312	21,676
Amortization of discounts and deferred debt issue costs	6,490	5,210
Gain on aircraft sales, trading and other activity	(14,430)	(1,075)
Changes in operating assets and liabilities:
Other assets	12,482	7,814
Accrued interest and other payables	347	11,048
Rentals received in advance	(900)	5,834
Net cash provided by operating activities	180,240	161,141
Investing Activities
Acquisition of flight equipment under operating lease	(176,104)	(323,431)
Payments for deposits on flight equipment purchases	(137,318)	(299,029)
Proceeds from aircraft sales, trading and other activity	61,854	—
Acquisition of furnishings, equipment and other assets	(49,771)	(36,708)
Net cash used in investing activities	(301,339)	(659,168)
Financing Activities
Issuance of common stock	390	—
Cash dividends paid	(3,055)	(2,532)
Tax withholdings related to vesting of restricted stock units	(2,054)	(1,742)
Net change in unsecured revolving facilities	(233,000)	25,000
Proceeds from debt financings	520,635	551,030
Payments in reduction of debt financings	(201,953)	(99,953)
Restricted cash	10,567	(4,251)
Debt issue costs	(2,306)	(10,760)
Security deposits and maintenance reserve receipts	34,394	40,333
Security deposits and maintenance reserve disbursements	(16,614)	(11,564)
Net cash provided by financing activities	107,004	485,561
Net decrease in cash	(14,095)	(12,466)
Cash and cash equivalents at beginning of period	270,173	230,089
Cash and cash equivalents at end of period	$256,078	$217,623
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $10,391 and $6,899 for the three months ended March 31, 2014 and 2013	$43,256	$30,600
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment	$61,448	$108,493
Cash dividends declared, not yet paid	$3,059	$—
Other assets applied to payments for deposits on flight equipment purchases	$12,980	—

(See Notes to Consolidated Financial; Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Company Background and Overview

Air Lease Corporation together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).  We lease these aircraft to airlines throughout the world to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2014, and for all periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3.         Debt Financing

The Company’s consolidated debt as of March 31, 2014 and December 31, 2013 are summarized below (in thousands):

	March 31, 2014	December 31, 2013
Unsecured
Senior notes	$3,579,194	$3,055,620
Revolving credit facilities	575,000	808,000
Term financings	229,966	247,722
Convertible senior notes	200,000	200,000
	4,584,160	4,311,342
Secured
Warehouse facilities	598,372	828,418
Term financings	703,306	654,369
Export credit financing	69,875	71,539
	1,371,553	1,554,326

Total secured and unsecured debt financing	5,955,713	5,865,668
Less: Debt discount	(12,617)	(12,351)
Total debt	$5,943,096	$5,853,317

The Company’s secured obligations as of March 31, 2014 and December 31, 2013 are summarized below (in thousands, except number of aircraft which are reflected in units):

	March 31, 2014	December 31, 2013

Nonrecourse	598,372	$847,684
Recourse	773,181	706,642
Total	$1,371,553	$1,554,326
Number of aircraft pledged as collateral	44	52
Net book value of aircraft pledged as collateral	$2,214,219	$2,454,350

Unsecured revolving credit facilities

On May 5, 2014, the Company completed an amendment to its $2.0 billion senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). Pursuant to the amendment, we have increased the aggregate capacity by $100.0 million to $2.1 billion and extended the availability period to May 2018.

Senior unsecured notes

During the quarter ended March 31, 2014, the Company issued $525.0 million in aggregate principal amount of senior unsecured notes. On January 22, 2014, the Company issued $25.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.85%. On March 11, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.875%.

Warehouse facilities

On March 27, 2014, the Company refinanced a portfolio of secured debt facilities including our non-recourse $192.8 million senior secured warehouse facility (the “2012 Warehouse Facility”). We reduced the aggregate principal amount outstanding under the portfolio of loans from $178.5 million to $101.0 million, reduced the interest rate from LIBOR plus 2.25% to LIBOR plus 1.55% and modified the amortization schedule of the loans, which now have final maturities in March 2019.

Maturities

Maturities of debt outstanding as of March 31, 2014 are as follows (in thousands):

Years ending December 31,
2014	$150,206
2015	256,005
2016	943,082
2017	1,421,293
2018	1,203,098
Thereafter	1,982,029
Total(1)(2)	$5,955,713

(1)         As of March 31, 2014, the Company had $598.4 million of debt outstanding under our secured revolving credit facility (The “2010 Warehouse Facility”).  The Company is able to draw on the facility during an availability period that ends in June 2015 with a subsequent term out option, through 2018 which is reflected in the maturity schedule above.

(2)         As of March 31, 2014, the Company had $575.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above. Maturities of outstanding drawn balances under the Syndicated Unsecured Revolving Credit Facility have been presented as amended on May 5, 2014.

Note 4.         Commitments and Contingencies

Aircraft Acquisition

As of March 31, 2014 we had commitments to acquire a total of 331 new aircraft for delivery as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	11	6	—	—	—	—	17
Airbus A320/321 NEO	—	—	3	12	15	20	50
Airbus A330-300	1	—	—	—	—	—	1
Airbus A350-900/1000(2)	—	—	—	—	1	29	30
Boeing 737-800	10	21	15	11	—	—	57
Boeing 737-8/9 MAX(3)	—	—	—	—	8	96	104
Boeing 777-300ER	5	8	2	—	—	—	15
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	4	2	5	1	—	—	12
Total	31	37	25	25	31	182	331

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)         As of March 31, 2014, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(3)     As of March 31, 2014, 10 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $27.4 billion at March 31, 2014 are as follows (in thousands):

Years ending December 31,
2014	$1,939,366
2015	2,246,445
2016	1,437,709
2017	1,632,751
2018	2,781,520
Thereafter	17,330,093
Total	$27,367,884

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.2 billion and $1.1 billion as of March 31, 2014 and December 31, 2013, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

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

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three months ended March 31, 2013, the Company excluded 150,000 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 1,789,586 and 2,192,931 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2014 and 2013, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended March 31,
	2014	2013

Basic net income per share:
Numerator
Net income	$61,397	$39,996
Denominator
Weighted-average common shares outstanding	101,857,176	101,260,614
Basic net income per share	$0.60	$0.39
Diluted net income per share:
Numerator
Net income	$61,397	$39,996
Interest on convertible senior notes	1,433	1,407
Net income plus assumed conversions	$62,830	$41,403
Denominator
Number of shares used in basic computation	101,857,176	101,260,614
Weighted-average effect of dilutive securities	8,180,206	7,086,271
Number of shares used in per share computation	110,037,382	108,346,885
Diluted net income per share	$0.57	$0.38

Note 6.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of March 31, 2014 or December 31, 2013.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2014 was $6.2 billion compared to a book value of $5.9 billion. The estimated fair value of debt financing as of December 31, 2013 was $6.1 billion compared to a book value of $5.9 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at March 31, 2014, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2014 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.         Stock-based Compensation

In accordance with the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (“Plan”), the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the Plan is approximately 8,193,088 as of March 31, 2014. Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with two different vesting criteria: those RSUs that vest based on the attainment of book value goals and those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $3.4 million and $6.8 million of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

Stock Options

A summary of stock option activity in accordance with the Company’s stock option plan as of March 31, 2014, and changes for the three month period then ended, follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2013	3,357,658	20.39	6.49	35,883
Granted	—	—	—	—
Exercised	(19,500)	20.00	—	(308)
Forfeited/canceled	—	—	—	—
Balance at March 31, 2014	3,338,158	20.40	6.24	56,397
Vested and exercisable as of March 31, 2014	3,338,158	20.40	6.24	56,397

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

As of March 31, 2014, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding employee stock options.  As a result, there was no stock-based compensation expense related to employee stock options for the three months ended March 31, 2014, compared to $2.9 million for the three months ended March 31, 2013.

The following table summarizes additional information regarding exercisable and vested options at March 31, 2014:

	Options exercisable and vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,188,158	6.22
$28.80	150,000	7.08
$20.00 - $28.80	3,338,158	6.24

Restricted Stock Units

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of book value RSUs is determined based on the closing market price of the Company’s Class A Common Stock on the date of grant, while the fair value of TSR RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk free interest rate and expected dividends. To appropriately value the award, the risk free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period. Due to our limited stock history since the completion of our initial public offering on April 25, 2011, historical volatility was estimated based on all available stock history information.

During the three months ended March 31, 2014, the Company granted 352,619 RSUs of which 176,304 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2014:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2013	1,569,005	$24.50
Granted	352,619	41.72
Vested	(130,103)	25.53
Forfeited/canceled	(1,935)	34.87
Unvested at March 31, 2014	1,789,586	$27.80
Expected to vest after March 31, 2014(1)	1,775,115	$27.80

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $3.4 million and $3.8 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $23.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 2.2 years.

Note 8. Litigation

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. (“AIG”) and International Lease Finance Corporation (“ILFC”). The complaint also names as defendants certain executive officers and employees of, and an initial investor in, the Company. AIG withdrew as a plaintiff on all but one cause of action that is not asserted against the Company.

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

On August 15, 2013, the Company filed a cross complaint against ILFC and AIG. The cross complaint, as amended, alleges breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation. The cross complaint seeks compensatory damages in excess of $500 million.

Note 9. Related Party Transactions

In March 2014, we entered into Servicing Agreements with Commonwealth Bank of Australia and its subsidiaries at terms no more favorable than would be negotiated with an unrelated third party.  Commonwealth Bank of Australia beneficially owns more than 5% of our Class A Common Stock, and one of our directors, Ian M. Saines, was Group Executive of the Institutional Banking and Markets division of Commonwealth Bank through December 2013.  Pursuant to the Servicing Agreements, we agreed to manage the lease of seven aircraft to third parties, and if requested by the subsidiaries, to remarket the aircraft for subsequent leases or for sale. In connection with these transactions, Commonwealth Bank of Australia will pay us a percentage of the contracted rent and the rent actually paid by the lessees each month. We may earn up to an aggregate of approximately $3.1 million in fees under the Servicing Agreements in connection with the management of the leases.

In addition, Commonwealth Bank of Australia is a lender under the Syndicated Unsecured Revolving Credit Facility. See note 3 of Notes to Consolidated Financial Statements.

Note 10.  Subsequent Events

On May 7, 2014, our board of directors approved a quarterly cash dividend of $0.03 per share on our outstanding common stock. The dividend will be paid on July 7, 2014 to holders of record of our common stock as of June 16, 2014.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our indebtedness and the terms of our aircraft sales and trading activities.

We ended the first quarter of 2014 with 196 aircraft comprised of 150 single-aisle narrowbody jet aircraft, 30 twin-aisle widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.8 years. We ended 2013 with 193 aircraft, comprised of 146 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years. Our fleet grew by 1.8% based on net book value to $7.7 billion as of March 31, 2014 compared to $7.6 billion as of December 31, 2013. All of the aircraft in our fleet were leased as of March 31, 2014 and December 31, 2013. As of March 31, 2014, we managed 12 aircraft compared to four aircraft as of December 31, 2013.

The acquisition and lease of additional aircraft led to an increase of $40.3 million, or 21.2%, in our rental revenue to $230.4 million for the quarter ended March 31, 2014, compared to $190.1 million for the quarter ended March 31, 2013.  Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

We recorded earnings before income taxes of $94.7 million for the quarter ended March 31, 2014 compared to $61.7 million for the quarter ended March 31, 2013, an increase of $33.0 million or 53.6%.  Our profitability increased year over year as our pretax profit margin increased to 38.5% for the quarter ended March 31, 2014, compared to 32.1% for the quarter ended March 31, 2013.  Diluted earnings per share increased to $0.57 for the quarter ended March 31, 2014, compared to $0.38 for the quarter ended March 31, 2013, an increase of 50.0%.

During the quarter ended March 31, 2014, the Company entered into binding commitments to acquire nine aircraft  from Airbus, Boeing and Avions de Transport Régional (“ATR”).  From Airbus, we agreed to purchase an Airbus A330-300 scheduled to deliver in 2014.  From Boeing, we agreed to purchase an additional Boeing 737-800 aircraft scheduled to deliver in 2015.  From ATR, we agreed to purchase seven additional ATR 72-600 aircraft which are scheduled to deliver in 2015 through 2017.

Our financing plans remain focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and, to a limited extent, export credit financing. During the quarter ended March 31, 2014, we entered into additional unsecured debt facilities aggregating $525.0 million. We ended the first quarter of 2014 with total debt outstanding of $5.9 billion, of which 69.4% was at a fixed rate and 77.0% was unsecured, with a composite cost of funds of 3.73%.

Our fleet

Portfolio metrics of our fleet as of March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Fleet size	196	193
Weighted-average fleet age(1)	3.8 years	3.7 years
Weighted-average remaining lease term(1)	7.0 years	7.1 years
Aggregate fleet net book value	$7,746,601	$7,613,135

(1)               Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
Region	Net Book Value	% of Total	Net Book Value	% of Total
Asia/Pacific	$3,461,427	44.7%	$3,317,118	43.6%
Europe	2,680,153	34.6%	2,656,816	34.9%
Central America, South America and Mexico	823,003	10.6%	829,930	10.9%
U.S. and Canada	413,690	5.3%	436,653	5.7%
The Middle East and Africa	368,328	4.8%	372,618	4.9%
Total	$7,746,601	100.0%	$7,613,135	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	6	3.1%	6	3.1%
Airbus A320-200	42	21.4%	42	21.8%
Airbus A321-200	9	4.6%	7	3.6%
Airbus A330-200	16	8.2%	16	8.3%
Airbus A330-300	5	2.5%	5	2.6%
Boeing 737-700	9	4.6%	10	5.2%
Boeing 737-800	53	27.0%	50	25.9%
Boeing 767-300ER	2	1.0%	3	1.6%
Boeing 777-200ER	1	0.5%	1	0.5%
Boeing 777-300ER	6	3.1%	6	3.1%
Embraer E175	8	4.1%	8	4.1%
Embraer E190	23	11.7%	23	11.9%
ATR 72-600	16	8.2%	16	8.3%
Total	196	100.0%	193	100.0%

As of March 31, 2014 we had commitments to acquire a total of 331 new aircraft for delivery as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	11	6	—	—	—	—	17
Airbus A320/321 NEO	—	—	3	12	15	20	50
Airbus A330-300	1	—	—	—	—	—	1
Airbus A350-900/1000(2)	—	—	—	—	1	29	30
Boeing 737-800	10	21	15	11	—	—	57
Boeing 737-8/9 MAX(3)	—	—	—	—	8	96	104
Boeing 777-300ER	5	8	2	—	—	—	15
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	4	2	5	1	—	—	12
Total	31	37	25	25	31	182	331

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets

(2)         As of March 31, 2014, five of the Airbus A350-1000 aircraft were subject to reconfirmation.

(3)         As of March 31, 2014, 10 of the Boeing 737-8 MAX aircraft were subject to reconfirmation.

Our lease placements are progressing in line with expectations. As of March 31, 2014 we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2014	31	31	100.0%
2015	37	36	97.3
2016	25	11	44.0
2017	25	9	36.0
2018	31	7	22.6
Thereafter	182	—	—
Total	331	94

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines and we derive more than 90% of our revenues from airlines domiciled outside of the United States. As of March 31, 2014, we had 196 aircraft leased under operating leases to 79 airlines based in 47 countries and we anticipate that most of our revenues in the future will be generated from foreign lessees.  The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, currency volatility, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to, and cope with, the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

Despite industry cyclicality and current stresses, we remain optimistic about the long-term growth prospects for air transportation.  We see a growing demand for aircraft leasing in the broader industry and a role for ALC in helping airlines modernize their fleets to support the growth of the airline industry.

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

The Company has two corporate credit ratings. Our investment grade credit ratings further lowered our cost of funds and broadened our access to attractively priced capital. Our long term debt financing strategy is focused on raising unsecured debt in the global bank and capital markets.

Debt

Our debt financing was comprised of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Unsecured
Senior notes	$3,579,194	$3,055,620
Revolving credit facilities	575,000	808,000
Term financings	229,966	247,722
Convertible senior notes	200,000	200,000
	4,584,160	4,311,342
Secured
Warehouse facilities	598,372	828,418
Term financings	703,306	654,369
Export credit financing	69,875	71,539
	1,371,553	1,554,326

Total secured and unsecured debt financing	5,955,713	5,865,668
Less: Debt discount	(12,617)	(12,351)
Total debt	$5,943,096	$5,853,317
Selected interest rates and ratios:
Composite interest rate(1)	3.73%	3.60%
Composite interest rate on fixed rate debt(1)	4.48%	4.56%
Percentage of total debt at fixed rate	69.43%	61.98%

(1)                                 This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization

Unsecured revolving credit facilities

On May 5, 2014, the Company completed an amendment to its $2.0 billion senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). Pursuant to the amendment, we have increased the aggregate capacity by $100.0 million to $2.1 billion and extended the availability period to May 2018.

Senior unsecured notes

During the quarter ended March 31, 2014, the Company issued $525.0 million in aggregate principal amount of senior unsecured notes. On January 22, 2014, the Company issued $25.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.85%. On March 11, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.875%.

Warehouse facilities

On March 27, 2014, the Company refinanced a portfolio of secured debt facilities including our non-recourse $192.8 million senior secured warehouse facility (the “2012 Warehouse Facility). We reduced the aggregate principle amount outstanding under the portfolio of loans from $178.5 million to $101.0 million, reduced the interest rate from LIBOR plus 2.25% to LIBOR plus 1.55% and modified the amortization schedule of the loans, which now have final maturities in March 2019.

Credit Ratings

The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
S&P	BBB-	BBB-	Stable Outlook	August 26, 2013
Kroll Bond Ratings	A-	A-	Stable Outlook	May 9, 2013

Liquidity

During the three months ended March 31, 2014, we incurred additional debt financing aggregating $525.0 million, which included $500.0 million in senior unsecured notes due 2021 that bear interest at a rate of 3.875% and $25.0 million in senior unsecured notes due 2024 that bear interest at a rate of 4.85%. We ended the first quarter of 2014 with total debt outstanding of $5.94 billion compared to $5.85 billion as of December 31, 2013.  As of March 31, 2014 we had developed a 43 member, globally diversified banking group, which has provided us in excess of $4.3 billion in financing and we have raised $3.8 billion in financing in the capital markets.  We ended the first quarter of 2014 with total unsecured debt outstanding of $4.6 billion compared to $4.3 billion as of December 31, 2013, increasing the Company’s unsecured debt as a percentage of total debt to 77.0% as of March 31, 2014 compared to 73.5% as of December 31, 2013. The Company’s fixed rate debt as a percentage of total debt increased to 69.4% as of March 31, 2014 from 62.0% as of December 31, 2013.

The acquisition and lease of additional aircraft led to an increase in our cash flows from operations of 19.1 million, or 11.9%, to $180.2 million in the first quarter of 2014 as compared to $161.1 million in the first quarter of 2013. Our cash flows from operations contributed significantly to our liquidity position. We ended the first quarter of 2014 with available liquidity of $2.1 billion which is comprised of unrestricted cash of $256.1 million and undrawn balances under our warehouse facilities and unsecured revolving credit facilities of $1.8 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

We are in compliance in all material respects with all covenants or other requirements in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table presents our historical operating results for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues
Rental of flight equipment	$230,391	$190,103
Aircraft sales, trading and other	15,894	1,894
Total revenues	246,285	191,997

Expenses
Interest	44,358	40,230
Amortization of discounts and deferred debt issue costs	6,490	5,210
Interest expense	50,848	45,440

Depreciation of flight equipment	78,142	63,863
Selling, general and administrative	19,186	14,247
Stock-based compensation	3,400	6,775
Total expenses	151,576	130,325

Income before taxes	94,709	61,672
Income tax expense	(33,312)	(21,676)
Net income	$61,397	$39,996

Net income per share of Class A and B Common Stock
Basic	$0.60	$0.39
Diluted	$0.57	$0.38

Three months ended March 31, 2014, compared to the three months ended March 31, 2013

Rental revenue

As of March 31, 2014, we had acquired 196 aircraft with a net book value of $7.7 billion and recorded $230.4 million in rental revenue for the three months then ended, which included overhaul revenue of $6.1 million. In the prior year, as of March 31, 2013, we had acquired 162 aircraft with a net book value of $6.6 billion and recorded $190.1 million in rental revenue for the three months then ended, which included overhaul revenue of $7.2 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of March 31, 2014 and March 31, 2013.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $15.9 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013. The increase from the prior period is primarily attributable to $14.2 million in gains resulting from (i) the sale of two aircraft from our operating lease portfolio, (ii) trading of two Boeing 737-300 aircraft and (iii) insurance proceeds received in excess of the book value relating to the loss of an aircraft in 2013.

Interest expense

Interest expense totaled $50.8 million for the three months ended March 31, 2014 compared to $45.4 million for the three months ended March 31, 2013. The change was primarily due to an increase in our average outstanding debt balances resulting in a $4.1 million increase in interest expense and an increase of $1.3 million in amortization of discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $78.1 million in depreciation expense of flight equipment for the three months ended March 31, 2014 compared to $63.9 million for the three months ended March 31, 2013. The increase in depreciation expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.2 million for the three months ended March 31, 2014 compared to $14.2 million for the three months ended March 31, 2013. Selling, general and administrative expense as a percentage of revenue increased to 7.8% for the three months ended March 31, 2014 compared to 7.4% for the three months ended March 31, 2013. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $3.4 million for the three months ended March 31, 2014 compared to $6.8 million for the three months ended March 31, 2013. The decrease is primarily due to the employee stock options granted by the Company fully vesting during 2013 as well as the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate for the three months ended March 31, 2014 was 35.2% compared to 35.1% for the three months ended March 31, 2013. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

For the three months ended March 31, 2014, the Company reported consolidated net income of $61.4 million, or $0.57 per diluted share, compared to consolidated net income of $40.0 million, or $0.38 per diluted share, for the three months ended March 31, 2013. The increase in net income for the three months ended March 31, 2014, compared to the same period in 2013, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue and lower interest rates on our indebtedness.

Contractual Obligations

Our contractual obligations as of March 31, 2014 are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations (1)(2)	$150,206	$256,005	$943,082	$1,421,293	$1,203,098	$1,982,029	$5,955,713
Interest payments on debt outstanding(3)	156,535	217,601	205,137	137,372	96,361	108,300	921,306
Purchase commitments	1,939,366	2,246,445	1,437,709	1,632,751	2,781,520	17,330,093	27,367,884
Operating leases	1,805	2,467	2,541	2,617	2,696	15,387	27,513
Total	$2,247,912	$2,722,518	$2,588,469	$3,194,033	$4,083,675	$19,435,809	$34,272,416

(1)          As of March 31, 2014, the Company had $598.4 million of debt outstanding under our secured revolving credit facility (The “2010 Warehouse Facility”).  The Company is able to draw on the facility during an availability period that ends in June 2015 with a subsequent term out option, through 2018 which is reflected in the maturity schedule above.

(2)          As of March 31, 2014, the Company had $575.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above. Maturities of outstanding drawn balances under the Syndicated Unsecured Revolving Credit Facility have been presented as amended on May 5, 2014.

(3)      Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2014.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements, all of which are consolidated.

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2013. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the three months ended March 31, 2014.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of March 31, 2014 and December 31, 2013, we had $1.82 billion and $2.23 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $18.2 million and $22.3 million as of March 31, 2014 and December 31, 2013, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The change in interest expense the Company would incur is primarily due to a change in total floating-rate debt outstanding as of March 31, 2014 compared to December 31, 2013.

We also have interest rate risk on our forward lease placements. This is caused by us setting a fixed lease rate in advance of the delivery date of an aircraft. The delivery date is when a majority of the financing for an aircraft is arranged. We partially mitigate the risk of an increasing interest rate environment between the lease signing date and the delivery date of the aircraft by having interest rate adjusters in a majority of our forward lease contracts which would adjust the final lease rate upward if certain benchmark interest rates are higher at the time of delivery of the aircraft than at the lease signing date.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of March 31, 2014 and December 31, 2013, 0.9% and 1.6%, respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the full impact on rental revenue of aircraft acquired in prior periods. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by AIG and ILFC. The complaint also names as defendants certain executive officers and employees of, and an initial investor in, the Company. AIG withdrew as a plaintiff on all but one cause of action that is not asserted against the Company.

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

On August 15, 2013, the Company filed a cross complaint against ILFC and AIG. The cross complaint, as amended, alleges breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation. The cross complaint seeks compensatory damages in excess of $500 million.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

(a)

Second Amended and Restated Credit Agreement

On May 5, 2014, the Company entered into a second amended and restated $2.1 billion four-year unsecured revolving credit facility (as amended, the “Syndicated Unsecured Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein. The Syndicated Unsecured Revolving Credit Facility was arranged by J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBC Capital Markets,

BMO Capital Markets, RBS Securities Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Fifth Third Securities, Inc. and Mizuho Securities USA Inc.  The Syndicated Unsecured Revolving Credit Facility will mature on May 5, 2018 (subject to the Company’s ability to extend such maturity date for two one-year extension periods on the terms and conditions set forth in the Syndicated Unsecured Revolving Credit Facility) and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500 million under certain circumstances.  The Syndicated Unsecured Revolving Credit Facility contains sub-limits of $150 million for the issuance of letters of credit and $150 million for swingline loans.

The Syndicated Unsecured Revolving Credit Facility provides for certain affirmative and negative covenants, including financial covenants relating to the Company’s consolidated leverage ratio, consolidated shareholders’ equity and consolidated unencumbered assets.  The Syndicated Unsecured Revolving Credit Facility also provides for an interest coverage test that will be suspended at any time that the Syndicated Unsecured Revolving Credit Facility or certain other indebtedness of the Company is rated investment grade (as defined in the Syndicated Unsecured Revolving Credit Facility).  In addition, the Syndicated Unsecured Revolving Credit Facility contains customary representations and warranties and events of default.  In the case of an event of default, the lenders may terminate the commitments under the Syndicated Unsecured Revolving Credit Facility and require immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit.  Such termination and acceleration will occur automatically in the event of certain bankruptcy events.

Borrowings under the Syndicated Unsecured Revolving Credit Facility will generally bear interest at either (a) LIBOR plus a margin of 125 basis points per year or (b) an alternative base rate plus a margin of 25 basis points per year, subject to reductions based on improvements in the Company’s credit ratings.  The Company is required to pay a facility fee of 25 basis points (also subject to reductions based on improvements in the Company’s credit ratings) per year in respect of total commitments under the Syndicated Unsecured Revolving Credit Facility.   Borrowings under the Syndicated Unsecured Revolving Credit Facility will be used to finance the working capital needs of the Company and its subsidiaries in the ordinary course of business and for other general corporate purposes.

The Syndicated Unsecured Revolving Credit Facility is not currently guaranteed by any of the Company’s subsidiaries.  However, the Syndicated Unsecured Revolving Credit Facility will be required to be guaranteed by any of the Company’s subsidiaries that guarantee certain of the Company’s indebtedness.

Commonwealth Bank of Australia, a lender under the Syndicated Unsecured Revolving Credit Facility holds more than 5% of our Class A Common Stock.  Certain of the lenders under the Syndicated Unsecured Revolving Credit Facility have other lending relationships with the Company and its subsidiaries, including under the Amended and Restated Warehouse Loan Agreement of ALC Warehouse Borrower, LLC, one of the Company’s wholly-owned subsidiaries, dated as of June 21, 2013.  In addition, certain lenders under the Syndicated Unsecured Revolving Credit Facility have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, or commercial banking services for the Company and its subsidiaries, for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

Air Lease Corporation 2014 Equity Incentive Plan

At the 2014 Annual Meeting of Stockholders of the Company held on May 7, 2014, the Company’s stockholders approved the Air Lease Corporation 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”).  On February 25, 2014, the Compensation Committee recommended to the Board of Directors that it adopt the 2014 Equity Incentive Plan, and on February 26, 2014 the Board of Directors adopted the 2014 Equity Incentive Plan, subject to stockholder approval at the 2014 Annual Meeting of Stockholders.  The effective date of the 2014 Equity Incentive Plan is May 7, 2014. The 2014 Equity Incentive Plan replaces the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”).  No further grants may be made under the 2010 Plan and any shares remaining available for grant under the 2010 Plan will become available under the 2014 Equity Incentive Plan as described below.

The 2014 Equity Incentive Plan will be administered by the Compensation Committee, which is comprised of independent directors. The 2014 Equity Incentive Plan authorizes the grant of the following types of awards to the Company’s directors, officers, employees and consultants: nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), stock bonus awards, incentive bonus awards, other awards or any combination of the foregoing that may be settled in or based upon the Company’s Class A Common Stock or in cash. Performance-based awards may be granted in the form of restricted stock, RSUs, stock-bonus awards, incentive bonus awards or other awards that are paid in cash, shares of the Company’s Class A Common Stock or a combination of both. The value of these awards will be linked to the achievement of one or more performance goals.

Subject to adjustment as provided in the 2014 Equity Incentive Plan, the maximum number of shares of the Company’s Class A Common Stock that may be issued pursuant to the 2014 Equity Incentive Plan is the sum of (i) 5,000,000 shares and (ii) any shares which as of the effective date of the 2014 Equity Incentive Plan are available for grant under 2010 Equity Incentive Plan, and (iii) any shares which are subject to awards under the 2010 Equity Incentive Plan and which subsequently expire or lapse without being exercised, are cancelled or forfeited, are not delivered because such shares are withheld to satisfy the option price and/or the tax withholding obligations relating to any such award, or are settled in cash.

A more complete description of the other material terms of the 2014 Equity Incentive Plan can be found under the heading “Proposal 3: Approval of the 2014 Equity Incentive Plan” in the Company’s definitive 2014 Proxy Statement filed with the Securities and Exchange Commission on March 25, 2014, which description is incorporated by reference herein.  The foregoing description of the 2014 Equity Incentive Plan and the description incorporated by reference from the Company’s definitive proxy statement are qualified in their entirety by the actual 2014 Equity Incentive Plan, a copy of which is filed with this report as Exhibit 10.1, and incorporated herein.

(b)

None

ITEM 6.  EXHIBITS

4.1

Fourth Supplemental Indenture, dated as of March 11, 2014, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-35121).

10.1‡	Air Lease Corporation Discretionary Cash Bonus Plan

10.2‡	Air Lease Corporation 2014 Equity Incentive Plan

10.3‡

Form of Grant Notice and Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on May 7, 2014 (Registration No. 333-195755).

10.4‡

Form of Grant Notice and Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on May 7, 2014 (Registration No. 333-195755).

10.5

Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 8, 2014	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

May 8, 2014	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

4.1

Fourth Supplemental Indenture, dated as of March 11, 2014, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 11, 2014 (File No. 001-35121).

10.1‡	Air Lease Corporation Discretionary Cash Bonus Plan

10.2‡	Air Lease Corporation 2014 Equity Incentive Plan

10.3‡

Form of Grant Notice and Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on May 7, 2014 (Registration No. 333-195755).

10.4‡

Form of Grant Notice and Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on May 7, 2014 (Registration No. 333-195755).

10.5

Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

‡	Management contract or compensatory plan or arrangement.