Form 10-Q
period 2014-06-30
AIR LEASE CORP
filed 2014-08-07
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 7, 2014, there were 102,384,013 shares of Air Lease Corporation’s Class A Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2014

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

PART I—FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$244,447	$270,173
Restricted cash	14,386	87,308
Flight equipment subject to operating leases	9,083,568	8,234,315
Less accumulated depreciation	(754,227)	(621,180)
	8,329,341	7,613,135
Deposits on flight equipment purchases	1,176,718	1,075,023
Deferred debt issuance costs—less accumulated amortization of $62,458 and $51,578 as of June 30, 2014 and December 31, 2013, respectively	85,988	90,249
Other assets	201,236	196,716
Total assets	$10,052,116	$9,332,604
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$170,758	$131,223
Debt financing, net of discounts	6,284,177	5,853,317
Security deposits and maintenance reserves on flight equipment leases	639,560	569,847
Rentals received in advance	65,645	61,520
Deferred tax liability	260,218	193,263
Total liabilities	$7,420,358	$6,809,170
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,382,073 and 101,822,676 shares at June 30, 2014 and December 31, 2013, respectively	1,010	1,009
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,200,572	2,209,566
Retained earnings	430,176	312,859
Total shareholders’ equity	$2,631,758	$2,523,434
Total liabilities and shareholders’ equity	$10,052,116	$9,332,604

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)
Revenues
Rental of flight equipment	$242,538	$206,299	$472,929	$396,402
Aircraft sales, trading and other	13,787	1,573	29,681	3,467
Total revenues	256,325	207,872	502,610	399,869

Expenses
Interest	47,335	43,468	91,693	83,698
Amortization of discounts and deferred debt issuance costs	6,989	5,349	13,479	10,559
Interest expense	54,324	48,817	105,172	94,257

Depreciation of flight equipment	81,475	68,783	159,617	132,646
Selling, general and administrative	19,906	16,648	39,092	30,895
Stock-based compensation	4,940	7,313	8,340	14,088
Total expenses	160,645	141,561	312,221	271,886

Income before taxes	95,680	66,311	190,389	127,983
Income tax expense	(33,643)	(23,321)	(66,955)	(44,997)
Net income	$62,037	$42,990	$123,434	$82,986

Net income per share of Class A and Class B Common Stock:
Basic	$0.61	$0.42	$1.21	$0.82
Diluted	$0.58	$0.41	$1.15	$0.79
Weighted-average shares outstanding:
Basic	101,934,815	101,301,263	101,896,210	101,270,323
Diluted	110,056,625	108,815,938	109,967,199	108,665,884

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Class B Non-Voting
	Preferred Stock		Class A Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2013	—	$—	101,822,676	$1,009	—	$—	$2,209,566	$312,859	$2,523,434
Common stock issued	—	—	1,018,519	1	—	—	755	—	756
Stock based compensation expense	—	—	—	—	—	—	8,340	—	8,340
Cash dividends (declared $0.03 per share)	—	—	—	—	—	—	—	(6,117)	(6,117)
Tax withholding related to vesting of restricted stock units	—	—	(459,122)	—	—	—	(18,089)	—	(18,089)
Net income	—	—	—	—	—	—	—	123,434	123,434
Balance at June 30, 2014	—	$—	102,382,073	$1,010	—	$—	$2,200,572	$430,176	$2,631,758

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Operating Activities
Net income	$123,434	$82,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	159,617	132,646
Stock-based compensation	8,340	14,088
Deferred taxes	66,955	44,997
Amortization of discounts and deferred debt issuance costs	13,479	10,559
Gain on aircraft sales, trading and other activities	(27,735)	(2,069)
Changes in operating assets and liabilities:
Other assets	15,492	10,624
Accrued interest and other payables	13,759	5,462
Rentals received in advance	4,125	8,587
Net cash provided by operating activities	377,466	307,880
Investing Activities
Acquisition of flight equipment under operating lease	(728,702)	(705,774)
Payments for deposits on flight equipment purchases	(315,555)	(464,636)
Proceeds from aircraft sales, trading and other activities	201,772	5,469
Acquisition of furnishings, equipment and other assets	(107,795)	(52,796)
Net cash used in investing activities	(950,280)	(1,217,737)
Financing Activities
Issuance of common stock	756	—
Cash dividends paid	(6,113)	(2,532)
Tax withholdings related to vesting of restricted stock units	(2,049)	(1,742)
Net change in unsecured revolving credit facilities	181,000	530,000
Proceeds from debt financings	540,635	653,849
Payments in reduction of debt financings	(296,149)	(343,518)
Restricted cash	72,922	28,332
Debt issuance costs	(4,324)	(26,261)
Security deposits and maintenance reserve receipts	77,975	90,092
Security deposits and maintenance reserve disbursements	(17,565)	(14,153)
Net cash provided by financing activities	547,088	914,067
Net increase (decrease) in cash	(25,726)	4,210
Cash and cash equivalents at beginning of period	270,173	230,089
Cash and cash equivalents at end of period	$244,447	$234,299
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $21,225 and $14,887 for the six months ended June 30, 2014 and 2013	$96,828	$87,511
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment	$301,814	$163,464
Cash dividends declared, not yet paid	$3,059	$2,533
Other assets applied to payments for deposits on flight equipment purchases	$12,980	$6,675

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2014, and for all periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3.         Debt Financing

The Company’s consolidated debt as of June 30, 2014 and December 31, 2013 are summarized below (in thousands):

	June 30, 2014	December 31, 2013
Unsecured
Senior notes	$3,579,194	$3,055,620
Revolving credit facilities	989,000	808,000
Term financings	232,615	247,722
Convertible senior notes	200,000	200,000
	5,000,809	4,311,342
Secured
Warehouse facilities	553,591	828,418
Term financings	673,387	654,369
Export credit financing	68,211	71,539
	1,295,189	1,554,326

Total secured and unsecured debt financing	6,295,998	5,865,668
Less: Debt discount	(11,821)	(12,351)
Total debt	$6,284,177	$5,853,317

The Company’s secured obligations as of June 30, 2014 and December 31, 2013 are summarized below (in thousands, except number of aircraft which are reflected in units):

	June 30, 2014	December 31, 2013

Nonrecourse	$553,591	$847,684
Recourse	741,598	706,642
Total	$1,295,189	$1,554,326
Number of aircraft pledged as collateral	41	52
Net book value of aircraft pledged as collateral	$2,097,747	$2,454,350

Senior unsecured notes

On March 11, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.875%.

On January 22, 2014, the Company issued $25.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.85%.

As of June 30, 2014, the Company had $3.6 billion in senior unsecured notes outstanding.  As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding.

Unsecured revolving credit facilities

On May 5, 2014, the Company completed an amendment to its $2.0 billion senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). Pursuant to the amendment, we have increased the aggregate capacity by $100.0 million to $2.1 billion and extended the final maturity to May 2018. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and include a 0.25% facility fee.

The total amount outstanding under our unsecured revolving credit facilities was $989.0 million and $808.0 million as of June 30, 2014 and December 31, 2013, respectively.

Warehouse facilities

On July 23, 2014, a wholly-owned subsidiary of the Company, entered into an amendment to its amended and restated $1.0 billion senior secured revolving credit facility (the “2010 Warehouse Facility”). The 2010 Warehouse Facility, as amended, provides the Company with financing of up to $750 million, modified from the previous facility size of $1.0 billion. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.25% to LIBOR plus 2.00% on drawn balances and continues to bear interest at a rate of 0.50% on undrawn balances.  The Company is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2015 to June 2016 and the maturity date was extended from June 2019 to June 2020.

As of June 30, 2014, the Company had borrowed $553.6 million under the 2010 Warehouse Facility and pledged 19 aircraft as collateral with a net book value of $831.5 million. As of December 31, 2013, the Company had borrowed $656.8 million under the 2010 Warehouse Facility and pledged 24 aircraft as collateral with a net book value of $985.2 million. During the second quarter, the Company substituted letters of credit for cash collateral and lessee deposits pledged under the 2010 Warehouse Facility, thereby further reducing the total amount of restricted cash from $87.3 million at December 31, 2013 to $14.4 million at June 30, 2014.

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

Maturities

Maturities of debt outstanding as of June 30, 2014 are as follows (in thousands):

Years ending December 31,
2014	$107,430
2015	204,845
2016	891,108
2017	1,422,994
2018	1,401,670
Thereafter	2,267,951
Total(1)(2)	$6,295,998

(1)         As of June 30, 2014, the Company had $553.6 million of debt outstanding under the 2010 Warehouse Facility, as amended.  The Company is able to draw on the facility during an availability period that ends in June 2016 with a subsequent term out option, through the maturity date of the facility, which is reflected in the maturity schedule above.

(2)         As of June 30, 2014, the Company had $989.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the final maturity date of each respective facility and have been presented as such in the maturity schedule above.

4.                                  Commitments and Contingencies

As of June 30, 2014 and through August 7, 2014, the Company had commitments to acquire a total of 379 new aircraft scheduled to deliver through 2023.

In July 2014, the Company entered into definitive agreements with Airbus and Boeing to purchase 76 additional aircraft. From Airbus, we agreed to purchase 60 additional A321neo aircraft. From Boeing, we agreed to purchase six additional 777-300ER aircraft and confirmed the purchase of 10 737-8/9 MAX aircraft which were previously subject to reconfirmation. Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023.

In March 2014, the Company entered into definitive agreements with Airbus, Boeing and Avions de Transport Régional (“ATR”) to purchase 19 additional aircraft. From Airbus, we agreed to purchase one Airbus A330-300 aircraft.  From Boeing, we agreed to purchase an additional 737-800 aircraft and confirmed the purchase of 10 737-8/9 MAX aircraft which were previously subject to reconfirmation. From ATR, we agreed to purchase seven additional ATR 72-600 aircraft. Deliveries of the aircraft are scheduled to commence in 2014 and continue through 2017.

Scheduled deliveries of the 379 new aircraft the Company has committed to purchase are as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	6	6	—	—	—	—	12
Airbus A320/321neo	—	—	3	12	17	78	110
Airbus A330-300	1	—	—	—	—	—	1
Airbus A350-900/1000	—	—	—	1	1	23	25
Boeing 737-800	6	21	15	11	—	—	53
Boeing 737-8/9 MAX	—	—	—	—	8	96	104
Boeing 777-300ER	3	8	7	1	—	—	19
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	2	2	5	1	—	—	10
Total	18	37	30	27	33	234	379

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $29.8 billion at June 30, 2014 and through August 7, 2014 are as follows (in thousands):

Years ending December 31,
2014	$1,188,509
2015	2,368,434
2016	2,127,949
2017	1,931,477
2018	2,947,977
Thereafter	19,218,327
Total	$29,782,673

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.2 billion and $1.1 billion as of June 30, 2014 and December 31, 2013, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of June 30, 2014 and through August 7, 2014, the Company had memorandums of understanding and other non-binding commitments to acquire up to 40 additional aircraft comprised of 25 A330neo aircraft, 10 A321neo aircraft and five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2018 and continue through 2023.

In July 2014, the Company entered into a non-binding memorandum of understanding with Airbus to purchase 25 A330neo aircraft and we amended an existing definitive purchase agreement to provide the Company with the option to purchase 10 additional A321neo aircraft.

Note 5.        Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of June 30, 2014, we do not have any Class B Non-Voting Common Stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and six months ended June 30, 2014, the Company did not exclude any shares related to stock options.  For the three and six months ended June 30, 2013, the Company excluded 3,357,658 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 953,865 and 1,574,271 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2014 and 2013, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic net income per share:
Numerator
Net income	$62,037	$42,990	$123,434	$82,986
Denominator
Weighted-average common shares outstanding	101,934,815	101,301,263	101,896,210	101,270,323
Basic net income per share	$0.61	$0.42	$1.21	$0.82
Diluted net income per share:
Numerator
Net income	$62,037	$42,990	$123,434	$82,986
Assumed conversion of convertible senior notes	1,447	1,422	2,880	2,831
Net income plus assumed conversions	$63,484	$44,412	$126,314	$85,817
Denominator
Number of shares used in basic computation	101,934,815	101,301,263	101,896,210	101,270,323
Weighted-average effect of dilutive securities	8,121,810	7,514,675	8,070,989	7,395,561
Number of shares used in per share computation	110,056,625	108,815,938	109,967,199	108,665,884
Diluted net income per share	$0.58	$0.41	$1.15	$0.79

Note 6.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2014 or December 31, 2013.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2014 was $6.6 billion compared to a book value of $6.3 billion. The estimated fair value of debt financing as of December 31, 2013 was $6.1 billion compared to a book value of $5.9 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at June 30, 2014, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2014 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.         Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2014, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,717,262, which includes 1,717,262 shares which were previously reserved for issuance under the 2010 Plan. Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with two different vesting criteria: those RSUs that vest based on the attainment of book value goals and those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.9 million and $7.3 million of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense for the six months ended June 30, 2014 and 2013 totaled $8.3 million and $14.1 million, respectively.

Stock Options

A summary of Stock Option activity for the six month period ended June 30, 2014 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2013	3,357,658	20.39	6.49	35,883
Granted	—	—	—	—
Exercised	(43,000)	20.00	—	(775)
Forfeited/canceled	—	—	—	—
Balance at June 30, 2014	3,314,658	20.40	6.00	60,266
Vested and exercisable as of June 30, 2014	3,314,658	20.40	6.00	60,266

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

As of June 30, 2014, all of the Company’s outstanding Stock Options had fully vested and there were no unrecognized compensation costs related to outstanding Stock Options.  As a result, there was no stock-based compensation expense related to Stock Options for the three and six months ended June 30, 2014, compared to $2.4 million and $5.4 million for the three and six months ended June 30, 2013, respectively.

The following table summarizes additional information regarding exercisable and vested Stock Options at June 30, 2014:

	Stock Options exercisable and vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,164,658	6.07
$28.80	150,000	6.82
$20.00 - $28.80	3,314,658	6.11

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

During the six months ended June 30, 2014, the Company granted 364,983 RSUs of which 182,476 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2014:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2013	1,569,005	$24.50
Granted	364,983	41.79
Vested	(977,953)	21.49
Forfeited/canceled	(2,170)	35.07
Unvested at June 30, 2014	953,865	$34.17
Expected to vest after June 30, 2014(1)	942,878	$34.17

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $4.9 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2014 and 2013. The Company recorded $8.3 million and $8.7 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $19.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 2.09 years.

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

Note 9. Related Party Transactions

In March 2014, we entered into Servicing Agreements with Commonwealth Bank of Australia and its subsidiaries at terms no more favorable than would be negotiated with an unrelated third party.  Commonwealth Bank of Australia beneficially owns more than 5% of our Class A Common Stock, and one of our directors, Ian M. Saines, was Group Executive of the Institutional Banking and Markets division of Commonwealth Bank through December 2013.  Pursuant to the Servicing Agreements, we agreed to manage the lease of seven additional aircraft to third parties, and if requested by Commonwealth Bank of Australia and its subsidiaries, to remarket the aircraft for subsequent leases or for sale. In connection with these transactions, Commonwealth Bank of Australia will pay us a percentage of the contracted rent and the rent actually paid by the lessees each month. We may earn up to an aggregate of approximately $3.1 million in fees under the Servicing Agreements in connection with the management of the additional leases.  As of June 30, 2014, the Company managed a total of 11 aircraft for Commonwealth Bank of Australia.

In addition, Commonwealth Bank of Australia is a participant lender in the Syndicated Unsecured Revolving Credit Facility and the 2010 Warehouse Facility. See note 3 of Notes to Consolidated Financial Statements for further details regarding the terms of the financings.

Note 10.  Subsequent Events

On August 6, 2014, our board of directors approved a quarterly cash dividend of $0.03 per share on our outstanding common stock. The dividend will be paid on October 6, 2014 to holders of record of our common stock as of September 15, 2014.

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

We took delivery of 13 aircraft from our order book and sold two aircraft from our operating lease portfolio during the three months ended June 30, 2014, ending the second quarter with 207 owned aircraft.  Our fleet of 207 owned aircraft is comprised of 158 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 18 turboprop aircraft, with a weighted average age of 3.6 years. We ended 2013 with 193 owned aircraft, comprised of 146 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years. Our fleet grew by 9.4% based on net book value to $8.3 billion as of June 30, 2014 compared to $7.6 billion as of December 31, 2013. All of the aircraft in our fleet were leased as of June 30, 2014 and December 31, 2013. As of June 30, 2014, we managed 12 aircraft on behalf of third parties compared to four aircraft as of December 31, 2013.

The acquisition and lease of additional aircraft led to an increase of $36.2 million, or 17.6%, in our rental revenue to $242.5 million for the quarter ended June 30, 2014, compared to $206.3 million for the quarter ended June 30, 2013.  Rental revenue for the six months ended June 30, 2014 increased 19.3%, totaling $472.9 million compared to $396.4 million for the six months ended June 30, 2013.  Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

We recorded earnings before income taxes of $95.7 million for the quarter ended June 30, 2014 compared to $66.3 million for the quarter ended June 30, 2013, an increase of $29.4 million or 44.3%.  Earnings before income taxes for the six months ended June 30, 2014 increased 48.8%, totaling $190.4 million compared to $128.0 million for the six months ended June 30, 2013.

Our profitability increased year over year as our pretax profit margin increased to 37.3% for the quarter ended June 30, 2014, compared to 31.9% for the quarter ended June 30, 2013.  Diluted earnings per share increased to $0.58 for the quarter ended June 30, 2014, compared to $0.41 for the quarter ended June 30, 2013, an increase of 41.5%.  Our pretax profit margin increased to 37.9% for the six months ended June 30, 2014 compared to 32.0% for the six months ended June 30, 2013.  Diluted earnings per share increased to $1.15 for the six months ended June 30, 2014 compared to $0.79 for the six months ended June 30, 2013, an increase of 45.6%.

In July 2014, the Company entered into definitive agreements with Airbus and Boeing to purchase 76 additional aircraft. From Airbus, we agreed to purchase 60 additional A321neo aircraft. From Boeing, we agreed to purchase six additional 777-300ER aircraft and confirmed the purchase of 10 737-8/9 MAX aircraft which were previously subject to reconfirmation. Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023.  Additionally, the Company entered into a non-binding memorandum of understanding with Airbus to purchase 25 A330neo aircraft and we amended an existing definitive purchase agreement to provide the Company with the option to purchase 10 additional A321neo aircraft.

In March 2014, the Company entered into definitive agreements with Airbus, Boeing and ATR to purchase 19 additional aircraft. From Airbus, we agreed to purchase one Airbus A330-300 aircraft.  From Boeing, we agreed to purchase an additional 737-800 aircraft and confirmed the purchase of 10 737-8/9 MAX aircraft which were previously subject to reconfirmation. From ATR, we agreed to purchase seven additional ATR 72-600 aircraft. Deliveries of the aircraft are scheduled to commence in 2014 and continue through 2017.

Our financing plans remain focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and, to a limited extent, export credit financing.  In May 2014, the Company amended its Syndicated Unsecured Revolving Credit Facility increasing the capacity by $100.0 million to $2.1 billion and extended the availability period to May 2018.  In July 2014, the Company amended its 2010 Warehouse Facility reducing the capacity by $250.0 million to $750.0 million, extended the availability to June 2016 and reduced the interest rate by 0.25% to LIBOR 2.00%.  We ended the second quarter of 2014 with total debt outstanding of $6.3 billion, of which 65.6% was at a fixed rate and 79.4% was unsecured, with a composite cost of funds of 3.59%.

Our fleet

Portfolio metrics of our fleet as of June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Fleet size	207	193
Weighted-average fleet age(1)	3.6 years	3.7 years
Weighted-average remaining lease term(1)	7.2 years	7.1 years
Aggregate fleet net book value	$8,329,341	$7,613,135

(1)               Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Asia/Pacific	$3,845,938	46.2%	$3,317,118	43.6%
Europe	2,915,927	35.0%	2,656,816	34.9%
Central America, South America and Mexico	780,917	9.4%	829,930	10.9%
U.S. and Canada	422,576	5.0%	436,653	5.7%
The Middle East and Africa	363,983	4.4%	372,618	4.9%
Total	$8,329,341	100.0%	$7,613,135	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	6	2.9%	6	3.1%
Airbus A320-200	42	20.3%	42	21.8%
Airbus A321-200	14	6.7%	7	3.6%
Airbus A330-200	16	7.7%	16	8.3%
Airbus A330-300	5	2.4%	5	2.6%
Boeing 737-700	8	3.9%	10	5.2%
Boeing 737-800	57	27.5%	50	25.9%
Boeing 767-300ER	2	1.0%	3	1.6%
Boeing 777-200ER	1	0.5%	1	0.5%
Boeing 777-300ER	7	3.4%	6	3.1%
Embraer E175	8	3.9%	8	4.1%
Embraer E190	23	11.1%	23	11.9%
ATR 72-600	18	8.7%	16	8.3%
Total	207	100.0%	193	100.0%

As of June 30, 2014 and through August 7, 2014, we had commitments to acquire a total of 379 new aircraft for delivery as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	6	6	—	—	—	—	12
Airbus A320/321neo	—	—	3	12	17	78	110
Airbus A330-300	1	—	—	—	—	—	1
Airbus A350-900/1000	—	—	—	1	1	23	25
Boeing 737-800	6	21	15	11	—	—	53
Boeing 737-8/9 MAX	—	—	—	—	8	96	104
Boeing 777-300ER	3	8	7	1	—	—	19
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	2	2	5	1	—	—	10
Total	18	37	30	27	33	234	379

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets

Our lease placements are progressing in line with expectations. As of June 30, 2014 and through August 7, 2014, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2014	18	18	100.0%
2015	37	37	100.0
2016	30	18	60.0
2017	27	12	44.4
2018	33	7	21.2
Thereafter	234	—	—
Total	379	92

As of June 30, 2014 and through August 7, 2014, the Company had memorandums of understanding and other non-binding commitments to acquire up to 40 additional aircraft comprised of 25 A330neo aircraft, 10 A321neo aircraft and five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2018 and continue through 2023.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines and we derive more than 90% of our revenues from airlines domiciled outside of the United States. As of June 30, 2014, we had 207 aircraft leased under operating leases to 77 airlines based in 47 countries and we anticipate that most of our revenues in the future will be generated from foreign lessees.  The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, currency volatility, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to, and cope with, the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

Despite industry cyclicality and current stresses, we remain optimistic about the long-term growth prospects for air transportation.  We see a growing demand for aircraft leasing in the broader industry and a role for ALC in helping airlines modernize their fleets to support the growth of the airline industry.

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured the Company to have an investment grade credit profile and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

The Company has two corporate credit ratings. Our investment grade credit ratings further lowered our cost of funds and broadened our access to attractively priced capital. Our long term debt financing strategy is focused on raising unsecured debt in the global bank and capital markets.

Debt

Our debt financing was comprised of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Unsecured
Senior notes	$3,579,194	$3,055,620
Revolving credit facilities	989,000	808,000
Term financings	232,615	247,722
Convertible senior notes	200,000	200,000
	5,000,809	4,311,342
Secured
Warehouse facilities	553,591	828,418
Term financings	673,387	654,369
Export credit financing	68,211	71,539
	1,295,189	1,554,326

Total secured and unsecured debt financing	6,295,998	5,865,668
Less: Debt discount	(11,821)	(12,351)
Total debt	$6,284,177	$5,853,317
Selected interest rates and ratios:
Composite interest rate(1)	3.59%	3.60%
Composite interest rate on fixed rate debt(1)	4.48%	4.56%
Percentage of total debt at fixed rate	65.63%	61.98%

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

As of June 30, 2014, the Company had $3.6 billion in senior unsecured notes outstanding.  As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding.

Unsecured revolving credit facilities

On May 5, 2014, the Company completed an amendment to its $2.0 billion senior unsecured revolving credit facility (the “Syndicated Unsecured Revolving Credit Facility”). Pursuant to the amendment, we have increased the aggregate capacity by $100.0 million to $2.1 billion and extended the final maturity to May 2018. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and include a 0.25% facility fee.

The total amount outstanding under our unsecured revolving credit facilities was $989.0 million and $808.0 million as of June 30, 2014 and December 31, 2013, respectively.

Warehouse facilities

On July 23, 2014, a wholly-owned subsidiary of the Company, entered into an amendment to its amended and restated 2010 Warehouse Facility. The 2010 Warehouse Facility, as amended, provides the Company with financing of up to $750 million, modified from the previous facility size of $1.0 billion. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.25% to LIBOR plus 2.00% on drawn balances and continues to bear interest at a rate of 0.50% on undrawn balances.  The Company is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2015 to June 2016 and the maturity date was extended from June 2019 to June 2020.

As of June 30, 2014, the Company had borrowed $553.6 million under the 2010 Warehouse Facility and pledged 19 aircraft as collateral with a net book value of $831.5 million. As of December 31, 2013, the Company had borrowed $656.8 million under the 2010 Warehouse Facility and pledged 24 aircraft as collateral with a net book value of $985.2 million. The Company had pledged cash collateral and lessee deposits of $3.1 million and $65.4 million at June 30, 2014 and December 31, 2013, respectively.

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

Liquidity

As of June 30, 2014 we had a 43 member, globally diversified group of banking relationships, which has provided us in excess of $4.2 billion in financing and we have successfully accessed the debt capital markets for $3.8 billion in unsecured financing.  We ended the second quarter of 2014 with total unsecured debt outstanding of $5.0 billion compared to $4.3 billion as of December 31, 2013, increasing the Company’s unsecured debt as a percentage of total debt to 79.4% as of June 30, 2014 compared to 73.5% as of December 31, 2013. The Company’s fixed rate debt as a percentage of total debt increased to 65.6% as of June 30, 2014 from 62.0% as of December 31, 2013.

The acquisition and lease of additional aircraft led to an increase in our cash flows from operations of $69.6 million, or 22.6%, to $377.5 million for the six months ended June 30, 2014 as compared to $307.9 million for the six months ended June 30, 2013.  Our cash flows from operations contributed significantly to our liquidity position. We ended the second quarter of 2014 with available liquidity of $1.6 billion which is comprised of unrestricted cash of $244.4 million and undrawn balances under our 2010 Warehouse Facility, as amended, and unsecured revolving credit facilities of $1.3 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June, 30
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues
Rental of flight equipment	$242,538	$206,299	$472,929	$396,402
Interest and other	13,787	1,573	29,681	3,467
Total revenues	256,325	207,872	502,610	399,869
Expenses
Interest	47,335	43,468	91,693	83,698
Amortization of discounts and deferred debt issue costs	6,989	5,349	13,479	10,559
Interest expense	54,324	48,817	105,172	94,257
Depreciation of flight equipment	81,475	68,783	159,617	132,646
Selling, general and administrative	19,906	16,648	39,092	30,895
Stock-based compensation	4,940	7,313	8,340	14,088
Total expenses	160,645	141,561	312,221	271,886
Income before taxes	95,680	66,311	190,389	127,983
Income tax expense	(33,643)	(23,321)	(66,955)	(44,997)
Net income	$62,037	$42,990	$123,434	$82,986

Net income per share of Class A and B Common Stock
Basic	$0.61	$0.42	$1.21	$0.82
Diluted	$0.58	$0.41	$1.15	$0.79

Three months ended June 30, 2014, compared to the three months ended June 30, 2013

Rental revenue

During the quarter ended June 30, 2014, the Company took delivery of 13 aircraft from our order book and sold two aircraft from our operating lease portfolio.  As of June 30, 2014, we had acquired 207 aircraft comprised of 158 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody aircraft and 18 turboprop aircraft, with a net book value of $8.3 billion.  For the three months ended June 30, 2014, the Company recorded $242.5 million in rental revenue, which included overhaul revenue of $8.5 million. As of June 30, 2013, we had acquired 174 aircraft comprised of 132 single-aisle narrowbody jet aircraft, 30 twin-aisle widebody aircraft and 12 turboprop aircraft, with a net book value of $7.0 billion.  For the three months ended June 30, 2013, the Company recorded $206.3 million in rental revenue, which included overhaul revenue of $8.9 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft partially offset by a decrease in revenue for aircraft sold from our operating lease portfolio. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2014 and June 30, 2013.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $13.8 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013. The increase from the prior period is primarily attributable to $13.6 million in gains resulting from (i) the sale of two aircraft from our operating lease portfolio and (ii) the trading of two Boeing 737-300 aircraft.

Interest expense

Interest expense totaled $54.3 million for the three months ended June 30, 2014 compared to $48.8 million for the three months ended June 30, 2013. The change was primarily due to an increase in our average outstanding debt balances resulting in a $3.9 million increase in interest expense and an increase of $1.6 million in amortization of discounts and deferred debt issuance costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $81.5 million in depreciation expense of flight equipment for the three months ended June 30, 2014 compared to $68.8 million for the three months ended June 30, 2013. The increase in depreciation expense for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.9 million for the three months ended June 30, 2014 compared to $16.6 million for the three months ended June 30, 2013. Selling, general and administrative expense as a percentage of revenue decreased to 7.8% for the three months ended June 30, 2014 compared to 8.0% for the three months ended June 30, 2013. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $4.9 million for the three months ended June 30, 2014 compared to $7.3 million for the three months ended June 30, 2013. The decrease is primarily due to Stock Options granted by the Company fully vesting during 2013 as well as the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate was 35.2% for the three months ended June 30, 2014 and 2013.

Net income

For the three months ended June 30, 2014, the Company reported consolidated net income of $62.0 million, or $0.58 per diluted share, compared to consolidated net income of $43.0 million, or $0.41 per diluted share, for the three months ended June 30, 2013. The increase in net income for the three months ended June 30, 2014, compared to the same period in 2013, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue and an increase in our average debt balances offset by lower interest rates.

Six months ended June 30, 2014, compared to the six months ended June 30, 2013

Rental revenue

During the six months ended June 30, 2014, the Company took delivery of 18 aircraft from our order book and sold four aircraft from our operating lease portfolio.  As of June 30, 2014, we had acquired 207 aircraft comprised of 158 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody aircraft and 18 turboprop aircraft, with a net book value of $8.3 billion.  For the six months ended June 30, 2014, the Company recorded $472.9 million in rental revenue, which included overhaul revenue of $14.7 million. As of June 30, 2013, we had acquired 174 aircraft comprised of 132 single-aisle narrowbody jet aircraft, 30 twin-aisle widebody aircraft and 12 turboprop aircraft, with a net book value of $7.0 billion.  For the six months ended June 30, 2013, the Company recorded $396.4 million in rental revenue, which included overhaul revenue of $16.2 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft partially offset by a decrease in revenue for aircraft sold from our operating lease portfolio. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2014 and June 30, 2013.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $29.7 million for the six months ended June 30, 2014 compared to $3.5 million for the six months ended June 30, 2013. The increase from the prior period is primarily attributable to $27.7 million in gains resulting from (i) the sale of four aircraft from our operating lease portfolio, (ii) the trading of four Boeing 737-300 aircraft and (iii) insurance proceeds received in excess of the book value relating to the loss of an aircraft in 2013.

Interest expense

Interest expense totaled $105.2 million for the six months ended June 30, 2014 compared to $94.3 million for the six months ended June 30, 2013. The change was primarily due to an increase in our average outstanding debt balances resulting in a $8.0 million increase in interest expense and an increase of $2.9 million in amortization of discounts and deferred debt issuance costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $159.6 million in depreciation expense of flight equipment for the six months ended June 30, 2014 compared to $132.6 million for the six months ended June 30, 2013. The increase in depreciation expense for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $39.1 million for the six months ended June 30, 2014 compared to $30.9 million for the six months ended June 30, 2013. Selling, general and administrative expense as a percentage of revenue increased to 7.8% for the six months ended June 30, 2014 compared to 7.7% for the six months ended June 30, 2013. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $8.3 million for the six months ended June 30, 2014 compared to $14.1 million for the six months ended June 30, 2013. The decrease is primarily due to Stock Options granted by the Company fully vesting during 2013 as well as the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate was 35.2% for the six months ended June 30, 2014 and 2013.

Net income

For the six months ended June 30, 2014, the Company reported consolidated net income of $123.4 million, or $1.15 per diluted share, compared to consolidated net income of $83.0 million, or $0.79 per diluted share, for the six months ended June 30, 2013. The increase in net income for the six months ended June 30, 2014, compared to the same period in 2013, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue and lower interest rates on our indebtedness.

Contractual Obligations

Our contractual obligations as of June 30, 2014 and through August 7, 2014, are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations (1)(2)	$107,430	$204,845	$891,108	$1,422,994	$1,401,670	$2,267,951	$6,295,998
Interest payments on debt outstanding(3)	117,025	226,810	209,121	151,312	100,787	113,419	918,474
Purchase commitments	1,188,509	2,368,434	2,127,949	1,931,477	2,947,977	19,218,327	29,782,673
Operating leases	1,203	2,467	2,541	2,617	2,696	15,387	26,911
Total	$1,414,167	$2,802,556	$3,230,719	$3,508,400	$4,453,130	$21,615,084	$37,024,056

(1)         As of June 30, 2014, the Company had $553.6 million of debt outstanding under the 2010 Warehouse Facility, as amended.  The Company is able to draw on the facility during an availability period that ends in June 2016 with a subsequent term out option, through the maturity date of the facility, which is reflected in the maturity schedule above.

(2)         As of June 30, 2014, the Company had $989.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the final maturity date of each respective facility and have been presented as such in the maturity schedule above.

(3)     Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2014.

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

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2013. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the six months ended June 30, 2014.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of June 30, 2014 and December 31, 2013, we had $2.16 billion and $2.23 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $21.6 million and $22.3 million as of June 30, 2014 and December 31, 2013, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The change in interest expense the Company would incur is primarily due to a change in total floating-rate debt outstanding as of June 30, 2014 compared to December 31, 2013.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of June 30, 2014 and December 31, 2013, 0.8% and 1.6%, respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the growth of our operating lease portfolio. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2014. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AIR LEASE CORPORATION

August 7, 2014	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principle Executive Officer)

August 7, 2014	/s/ Gregory B. Willis
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