Form 10-Q
period 2014-09-30
AIR LEASE CORP
filed 2014-11-06
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 6, 2014, there were 102,386,886 shares of Air Lease Corporation’s Class A Common Stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2014

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

•                                          our inability to sell aircraft on favorable terms, including to the Company’s recently formed joint venture;

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$210,671	$270,173
Restricted cash	8,198	87,308
Flight equipment subject to operating leases	9,727,770	8,234,315
Less accumulated depreciation	(829,159)	(621,180)
	8,898,611	7,613,135
Deposits on flight equipment purchases	1,142,962	1,075,023
Deferred debt issuance costs—less accumulated amortization of $67,024 and $51,578 as of September 30, 2014 and December 31, 2013, respectively	89,161	90,249
Other assets	195,960	196,716
Total assets	$10,545,563	$9,332,604
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$160,755	$131,223
Debt financing, net of discounts	6,646,635	5,853,317
Security deposits and maintenance reserves on flight equipment leases	680,441	569,847
Rentals received in advance	68,580	61,520
Deferred tax liability	294,062	193,263
Total liabilities	$7,850,473	$6,809,170
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,385,013 and 101,822,676 shares at September 30, 2014 and December 31, 2013, respectively	1,010	1,009
Class B Non-Voting Common Stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,204,543	2,209,566
Retained earnings	489,537	312,859
Total shareholders’ equity	$2,695,090	$2,523,434
Total liabilities and shareholders’ equity	$10,545,563	$9,332,604

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues
Rental of flight equipment	$252,519	$213,835	$725,448	$610,237
Aircraft sales, trading and other	9,420	2,070	39,101	5,537
Total revenues	261,939	215,905	764,549	615,774

Expenses
Interest	48,582	41,946	140,275	125,644
Amortization of discounts and deferred debt issuance costs	7,423	6,012	20,902	16,571
Interest expense	56,005	47,958	161,177	142,215

Depreciation of flight equipment	86,119	71,811	245,736	204,457
Selling, general and administrative	19,656	17,497	58,748	48,392
Stock-based compensation	3,882	3,751	12,222	17,839
Total expenses	165,662	141,017	477,883	412,903

Income before taxes	96,277	74,888	286,666	202,871
Income tax expense	(33,844)	(26,310)	(100,799)	(71,307)
Net income	$62,433	$48,578	$185,867	$131,564

Net income per share of Class A and Class B Common Stock:
Basic	$0.61	$0.48	$1.82	$1.30
Diluted	$0.58	$0.46	$1.73	$1.25
Weighted-average shares outstanding:
Basic	102,383,319	101,753,783	102,060,364	101,440,360
Diluted	110,457,170	109,227,709	109,997,159	108,784,560

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2013	—	$—	101,822,676	$1,009	—	$—	$2,209,566	$312,859	$2,523,434
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	1,021,459	1	—	—	844	—	845
Stock based compensation expense	—	—	—	—	—	—	12,222	—	12,222
Cash dividends (declared $0.09 per share)	—	—	—	—	—	—	—	(9,189)	(9,189)
Tax withholding related to vesting of restricted stock units	—	—	(459,122)	—	—	—	(18,089)	—	(18,089)
Net income	—	—	—	—	—	—	—	185,867	185,867
Balance at September 30, 2014 (unaudited)	—	$—	102,385,013	$1,010	—	$—	$2,204,543	$489,537	$2,695,090

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Operating Activities
Net income	$185,867	$131,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	245,736	204,457
Stock-based compensation	12,222	17,839
Deferred taxes	100,799	71,307
Amortization of discounts and deferred debt issue costs	20,902	16,571
Gain on aircraft sales, trading and other activity	(37,075)	(2,851)
Changes in operating assets and liabilities:
Other assets	12,702	10,768
Accrued interest and other payables	22,960	30,679
Rentals received in advance	7,060	12,452
Net cash provided by operating activities	571,173	492,786
Investing Activities
Acquisition of flight equipment under operating lease	(1,206,985)	(955,587)
Payments for deposits on flight equipment purchases	(480,791)	(631,758)
Proceeds from aircraft sales, trading and other activity	293,278	54,569
Acquisition of furnishings, equipment and other assets	(168,092)	(134,795)
Net cash used in investing activities	(1,562,590)	(1,667,571)
Financing Activities
Issuance of common stock upon exercise of options	845	—
Cash dividends paid	(9,171)	(5,065)
Tax withholdings on stock-based compensation	(18,089)	(13,609)
Net change in unsecured revolving facilities	(349,000)	819,000
Proceeds from debt financings	1,656,395	615,871
Payments in reduction of debt financings	(526,984)	(355,975)
Net change in restricted cash	79,110	20,791
Debt issuance costs	(7,627)	(29,020)
Security deposits and maintenance reserve receipts	128,630	135,611
Security deposits and maintenance reserve disbursements	(22,194)	(21,228)
Net cash provided by financing activities	931,915	1,166,376
Net decrease in cash	(59,502)	(8,409)
Cash and cash equivalents at beginning of period	270,173	230,089
Cash and cash equivalents at end of period	$210,671	$221,680
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $31,907 at September 30, 2014 and capitalized interest of $23,124 at September 30, 2013	$149,466	$129,463
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$583,776	$245,414
Cash dividends declared, not yet paid	$3,072	$2,544

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2014, and for all periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3.         Debt Financing

The Company’s consolidated debt as of September 30, 2014 and December 31, 2013 are summarized below (in thousands):

	September 30, 2014	December 31, 2013
Unsecured
Senior notes	$4,579,195	$3,055,620
Revolving credit facilities	459,000	808,000
Term financings	214,395	247,722
Convertible senior notes	200,000	200,000
	5,452,590	4,311,342
Secured
Warehouse facilities	484,513	828,418
Term financings	659,736	654,369
Export credit financing	66,547	71,539
	1,210,796	1,554,326

Total secured and unsecured debt financing	6,663,386	5,865,668
Less: Debt discount	(16,751)	(12,351)
Total debt	$6,646,635	$5,853,317

The Company’s secured obligations as of September 30, 2014 and December 31, 2013 are summarized below (in thousands, except number of aircraft which are reflected in units):

	September 30, 2014	December 31, 2013

Nonrecourse	$484,513	$847,684
Recourse	726,283	706,642
Total	$1,210,796	$1,554,326
Number of aircraft pledged as collateral	38	52
Net book value of aircraft pledged as collateral	$1,955,711	$2,454,350

Senior unsecured notes

On September 16, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.125%.

On September 16, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.25%.

On March 11, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.875%.

On January 22, 2014, the Company issued $25.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.85%.

As of September 30, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.  As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding.

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

The total amount outstanding under our unsecured revolving credit facilities was $459.0 million and $808.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $737.5 million. As of December 31, 2013, the Company had borrowed $656.8 million under the 2010 Warehouse Facility and pledged 24 aircraft as collateral with a net book value of $985.2 million. During the second quarter, the Company substituted letters of credit for cash collateral and lessee deposits pledged under the 2010 Warehouse Facility, reducing the total amount of restricted cash from $87.3 million at December 31, 2013 to $8.2 million at September 30, 2014.

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

Maturities

Maturities of debt outstanding as of September 30, 2014 are as follows (in thousands):

Years ending December 31,
2014	$40,243
2015	178,413
2016	874,822
2017	1,414,419
2018	1,431,706
Thereafter	2,723,783
Total(1)(2)	$6,663,386

(1)         As of September 30, 2014, the Company had $484.5 million of debt outstanding under the 2010 Warehouse Facility, as amended.  The Company is able to draw on the facility during an availability period that ends in June 2016 with a subsequent term out option, through the maturity date of the facility, which is reflected in the maturity schedule above.

(2)         As of September 30, 2014, the Company had $459.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the final maturity date of each respective facility and have been presented as such in the maturity schedule above.

4.                                  Commitments and Contingencies

As of September 30, 2014, the Company had commitments to acquire a total of 372 new aircraft scheduled to deliver through 2023.

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

Scheduled deliveries of the 372 new aircraft the Company has committed to purchase are as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	4	8	—	—	—	—	12
Airbus A320/321neo	—	—	3	12	17	78	110
Airbus A330-300	1	—	—	—	—	—	1
Airbus A350-900/1000	—	—	—	—	1	24	25
Boeing 737-800	3	21	15	11	—	—	50
Boeing 737-8/9 MAX	—	—	—	—	8	96	104
Boeing 777-300ER	—	8	6	2	—	—	16
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	1	2	5	1	—	—	9
Total	9	39	29	27	33	235	372

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $29.0 billion at September 30, 2014 are as follows (in thousands):

Years ending December 31,
2014	$501,188
2015	2,294,623
2016	2,010,670
2017	1,918,637
2018	3,005,956
Thereafter	19,302,313
Total	$29,033,387

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.14 billion and $1.08 billion as of September 30, 2014 and December 31, 2013, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of September 30, 2014, the Company had memorandums of understanding and other non-binding commitments to acquire up to 40 additional aircraft comprised of 25 A330neo aircraft, 10 A321neo aircraft and five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2018 and continue through 2023.

In July 2014, the Company entered into a non-binding memorandum of understanding with Airbus to purchase 25 A330neo aircraft and we amended an existing definitive purchase agreement to provide the Company with the option to purchase 10 additional A321neo aircraft.

Note 5.        Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of September 30, 2014, we do not have any Class B Non-Voting Common Stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and nine months ended September 30, 2014, the Company did not exclude any shares related to stock options.  For the three and nine months ended September 30, 2013, the Company excluded 150,000 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  In addition, the Company excluded 973,107 and 1,573,280 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2014 and 2013, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income per share:
Numerator
Net income	$62,433	$48,578	$185,867	$131,564
Denominator
Weighted-average common shares outstanding	102,383,319	101,753,783	102,060,364	101,440,360
Basic net income per share	$0.61	$0.48	$1.82	$1.30
Diluted net income per share:
Numerator
Net income	$62,433	$48,578	$185,867	$131,564
Assumed conversion of convertible senior notes	1,465	1,458	4,346	4,326
Net income plus assumed conversions	$63,898	$50,036	$190,213	$135,890
Denominator
Number of shares used in basic computation	102,383,319	101,753,783	102,060,364	101,440,360
Weighted-average effect of dilutive securities	8,073,851	7,473,926	7,936,795	7,344,200
Number of shares used in per share computation	110,457,170	109,227,709	109,997,159	108,784,560
Diluted net income per share	$0.58	$0.46	$1.73	$1.25

Note 6.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2014 or December 31, 2013.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2014 was $6.9 billion compared to a book value of $6.6 billion. The estimated fair value of debt financing as of December 31, 2013 was $6.1 billion compared to a book value of $5.9 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2014, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2014 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 7.         Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of September 30, 2014, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,717,262, which includes 1,717,262 shares which were previously reserved for issuance under the 2010 Plan. Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with two different vesting criteria: those RSUs that vest based on the attainment of book value goals and those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals. The book value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $3.9 million and $3.8 million of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 totaled $12.2 million and $17.8 million, respectively.

Stock Options

A summary of Stock Option activity for the nine month period ended September 30, 2014 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2013	3,357,658	$20.39	6.49	$35,883
Granted	—	$—	—	$—
Exercised	(44,000)	$20.00	—	$789
Forfeited/canceled	—	$—	—	$—
Balance at September 30, 2014	3,313,658	$20.40	5.75	$40,101
Vested and exercisable as of September 30, 2014	3,313,658	$20.40	5.75	$40,101

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A Common Stock as of the respective date.

The Company’s outstanding Stock Options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding Stock Options as of September 30, 2014.  As a result, there was no stock-based compensation expense related to Stock Options for the three and nine months ended September 30, 2014 and the three months ended September 30, 2013. The Company recorded stock-based compensation expense related to Stock Options of $5.4 million for the nine months ended September 30, 2013.

The following table summarizes additional information regarding exercisable and vested Stock Options at September 30, 2014:

	Stock Options exercisable and vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,163,658	5.82
$28.80	150,000	6.57
$20.00 - $28.80	3,313,658	5.85

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

During the nine months ended September 30, 2014, the Company granted 384,225 RSUs of which 182,476 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2014:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2013	1,569,005	$24.50
Granted	384,225	$39.70
Vested	(977,953)	$21.49
Forfeited/canceled	(2,170)	$35.07
Unvested at September 30, 2014	973,107	$34.24
Expected to vest after September 30, 2014(1)	962,120	$34.24

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $3.9 million and $3.8 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2014 and 2013, respectively. The Company recorded $12.2 million and $12.5 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $16.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.86 years.

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

Note 9. Related Party Transactions

In March 2014, we entered into Servicing Agreements with Commonwealth Bank of Australia and its subsidiaries at terms no more favorable than would be negotiated with an unrelated third party.  Commonwealth Bank of Australia beneficially owns more than 5% of our Class A Common Stock, and one of our directors, Ian M. Saines, was Group Executive of the Institutional Banking and Markets division of Commonwealth Bank through December 2013.  Pursuant to the Servicing Agreements, we agreed to manage the lease of seven additional aircraft to third parties, and if requested by Commonwealth Bank of Australia and its subsidiaries, to remarket the aircraft for subsequent leases or for sale. In connection with these transactions, Commonwealth Bank of Australia will pay us a percentage of the rent actually paid by the lessees. We may earn up to an aggregate of approximately $3.1 million in fees under the Servicing Agreements in connection with the management of the additional leases.  As of September 30, 2014, the Company managed a total of 11 aircraft for Commonwealth Bank of Australia.

In addition, Commonwealth Bank of Australia is a participant lender in the Syndicated Unsecured Revolving Credit Facility and the 2010 Warehouse Facility. See note 3 of Notes to Consolidated Financial Statements for further details regarding the terms of the financings.

Note 10.  Subsequent Events

On November 4, 2014, a wholly owned subsidiary of the Company entered into a joint venture with a co-investment vehicle arranged by Napier Park Global Capital (US) LP for the purpose of investing in commercial aircraft and leasing them to airlines around the globe.  The Company’s minority interest in the joint venture is 9.5%.  The joint venture is expected to acquire total aircraft assets of approximately $2.0 billion by year-end 2016, financed with up to $500 million in equity and the remainder financed by a committed warehouse credit facility and other forms of debt financing.  The Company expects to sell aircraft from its portfolio to the joint venture with an aggregate value of approximately $500.0 million by year-end 2016.  The Company will also provide management services to the joint venture for a fee based upon aircraft assets under management.

On November 4, 2014, our board of directors approved a quarterly cash dividend of $0.04 per share on our outstanding common stock. The dividend will be paid on January 5, 2015 to holders of record of our common stock as of December 12, 2014.

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

We took delivery of nine aircraft from our order book and sold four aircraft from our operating lease portfolio during the three months ended September 30, 2014, ending the third quarter with 212 owned aircraft and 12 managed aircraft.  Our fleet of 212 owned aircraft is comprised of 161 single-aisle narrowbody jet aircraft, 34 twin-aisle widebody jet aircraft and 17 turboprop aircraft, with a weighted average age of 3.5 years. We ended 2013 with 193 owned aircraft, comprised of 146 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years years. Our fleet grew by 16.9% based on net book value to $8.9 billion as of September 30, 2014 compared to $7.6 billion as of December 31, 2013. All of the aircraft in our fleet were leased as of September 30, 2014 and December 31, 2013.

The acquisition and lease of additional aircraft led to an increase of $38.7 million, or 18.1%, in our rental revenue to $252.5 million for the quarter ended September 30, 2014, compared to $213.8 million for the quarter ended September 30, 2013.  Rental revenue for the nine months ended September 30, 2014 increased 18.9%, totaling $725.4 million compared to $610.2 million for the nine months ended September 30, 2013.  Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

We recorded earnings before income taxes of $96.3 million for the quarter ended September 30, 2014 compared to $74.9 million for the quarter ended September 30, 2013, an increase of $21.4 million or 28.6%.  Earnings before income taxes for the nine months ended September 30, 2014 increased 41.3%, totaling $286.7 million compared to $202.9 million for the nine months ended September 30, 2013.

Our profitability increased year over year as our pretax profit margin increased to 36.8% for the quarter ended September 30, 2014, compared to 34.7% for the quarter ended September 30, 2013.  Diluted earnings per share increased to $0.58 for the quarter ended September 30, 2014, compared to $0.46 for the quarter ended September 30, 2013, an increase of 26.1%.  Our pretax profit margin increased to 37.5% for the nine months ended September 30, 2014 compared to 32.9% for the nine months ended September 30, 2013.  Diluted earnings per share increased to $1.73 for the nine months ended September 30, 2014 compared to $1.25 for the nine months ended September 30, 2013, an increase of 38.4%.

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

On November 4, 2014, a wholly owned subsidiary of the Company entered into a joint venture with a co-investment vehicle arranged by Napier Park Global Capital (US) LP for the purpose of investing in commercial aircraft and leasing them to airlines around the globe.  The Company’s minority interest in the joint venture is 9.5%.  The joint venture is expected to acquire total aircraft assets of approximately $2.0 billion by year-end 2016, financed with up to $500 million in equity and the remainder financed by a committed warehouse credit facility and other forms of debt financing.  The Company expects to sell aircraft from its portfolio to the joint venture with an aggregate value of approximately $500.0 million by year-end 2016.  The Company will also provide management services to the joint venture for a fee based upon aircraft assets under management.

Our financing plans remain focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and, to a limited extent, export credit financing.  In May 2014, the Company amended its Syndicated Unsecured Revolving Credit Facility increasing the capacity by $100.0 million to $2.1 billion and extended the availability period to May 2018.  In July 2014, the Company amended its 2010 Warehouse Facility reducing the capacity by $250.0 million to $750.0 million, extended the availability to June 2016 and reduced the interest rate by 0.25% to LIBOR plus 2.00%.  In September 2014, the Company issued $1.0 billion in aggregate principal amount of senior unsecured notes comprised of $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.125% and $500.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.25%. We ended the third quarter of 2014 with total debt outstanding of $6.6 billion, of which 76.3% was at a fixed rate and 81.8% was unsecured, with a composite cost of funds of 3.67%.

Our fleet

Portfolio metrics of our fleet owned aircraft as of September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Fleet size	212	193
Weighted-average fleet age(1)	3.5 years	3.7 years
Weighted-average remaining lease term(1)	7.3 years	7.1 years
Aggregate fleet net book value	$8,898,611	$7,613,135

(1)              Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
Region	Net Book Value	% of Total	Net Book Value	% of Total
Asia	$3,700,017	41.6%	$3,165,367	41.6%
Europe	3,039,546	34.2%	2,656,816	34.9%
Central America, South America and Mexico	740,778	8.3%	829,930	10.9%
The Middle East and Africa	524,938	5.9%	372,618	4.9%
Pacific, Australia, New Zealand	475,750	5.3%	151,751	2.0%
U.S. and Canada	417,582	4.7%	436,653	5.7%
Total	$8,898,611	100.0%	$7,613,135	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	6	2.8%	6	3.1%
Airbus A320-200	41	19.3%	42	21.8%
Airbus A321-200	16	7.6%	7	3.6%
Airbus A330-200	16	7.6%	16	8.3%
Airbus A330-300	5	2.4%	5	2.6%
Boeing 737-700	8	3.8%	10	5.2%
Boeing 737-800	59	27.8%	50	25.9%
Boeing 767-300ER	2	0.9%	3	1.6%
Boeing 777-200ER	1	0.5%	1	0.5%
Boeing 777-300ER	10	4.7%	6	3.1%
Embraer E175	8	3.8%	8	4.1%
Embraer E190	23	10.8%	23	11.9%
ATR 72-600	17	8.0%	16	8.3%
Total	212	100.0%	193	100.0%

As of September 30, 2014, we had commitments to acquire a total of 372 new aircraft for delivery as follows:

Aircraft Type	2014	2015	2016	2017	2018	Thereafter	Total
Airbus A321-200(1)	4	8	—	—	—	—	12
Airbus A320/321neo	—	—	3	12	17	78	110
Airbus A330-300	1	—	—	—	—	—	1
Airbus A350-900/1000	—	—	—	—	1	24	25
Boeing 737-800	3	21	15	11	—	—	50
Boeing 737-8/9 MAX	—	—	—	—	8	96	104
Boeing 777-300ER	—	8	6	2	—	—	16
Boeing 787-9/10	—	—	—	1	7	37	45
ATR 72-600	1	2	5	1	—	—	9
Total	9	39	29	27	33	235	372

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets

Our lease placements are progressing in line with expectations. As of September 30, 2014 and through November 6, 2014, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2014	9	9	100.0%
2015	39	39	100.0%
2016	29	19	65.5%
2017	27	16	59.3%
2018	33	11	33.3%
Thereafter	235	5	2.1%
Total	372	99

As of September 30, 2014, the Company had memorandums of understanding and other non-binding commitments to acquire up to 40 additional aircraft comprised of 25 A330neo aircraft, 10 A321neo aircraft and five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2018 and continue through 2023.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines and we derive more than 90% of our revenues from airlines domiciled outside of the United States. As of September 30, 2014, we had 212 aircraft leased under operating leases to 77 airlines based in 47 countries and we anticipate that most of our revenues in the future will be generated from foreign lessees.  The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, currency volatility, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our airline customers’ ability to react to, and cope with, the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

During the third quarter 2014, there were a number of matters receiving public attention including, but not limited to, the Ebola outbreak, slowing growth in China, lowering of global economic growth forecasts, the impact of labor actions, continued hostilities between Ukraine and Russia, and terrorism threats.  Despite these events, airline passenger traffic globally remains strong and continues to grow.  Furthermore, we see no overall softening of demand from airlines seeking to lease aircraft, nor from third parties seeking to purchase aircraft.  As a result, we remain optimistic about the long-term growth prospects for air transportation.  We expect growing demand for aircraft leasing and believe the Company is well positioned as it assists airlines modernizing their fleets to support the growth of the airline industry.

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

Debt

Our debt financing was comprised of the following at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Unsecured
Senior notes	$4,579,195	$3,055,620
Revolving credit facilities	459,000	808,000
Term financings	214,395	247,722
Convertible senior notes	200,000	200,000
	5,452,590	4,311,342
Secured
Warehouse facilities	484,513	828,418
Term financings	659,736	654,369
Export credit financing	66,547	71,539
	1,210,796	1,554,326

Total secured and unsecured debt financing	6,663,386	5,865,668
Less: Debt discount	(16,751)	(12,351)
Total debt	$6,646,635	$5,853,317
Selected interest rates and ratios:
Composite interest rate(1)	3.67%	3.60%
Composite interest rate on fixed rate debt(1)	4.22%	4.56%
Percentage of total debt at fixed rate	76.31%	61.90%

(1)                                 This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization

Senior unsecured notes

On September 16, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.125%.

On September 16, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.25%.

On March 11, 2014, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.875%.

On January 22, 2014, the Company issued $25.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.85%.

As of September 30, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.  As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding.

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

The total amount outstanding under our unsecured revolving credit facilities was $459.0 million and $808.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $737.5 million. As of December 31, 2013, the Company had borrowed $656.8 million under the 2010 Warehouse Facility and pledged 24 aircraft as collateral with a net book value of $985.2 million. During the second quarter, the Company substituted letters of credit for cash collateral and lessee deposits pledged under the 2010 Warehouse Facility, thereby further reducing the total amount of restricted cash from $87.3 million at December 31, 2013 to $8.2 million at September 30, 2014.

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

Credit ratings

The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Standard and Poor’s	BBB-	BBB-	Stable Outlook	August 26, 2013
Kroll Bond Rating Agency	A-	A-	Stable Outlook	October 16, 2014

Liquidity

As of September 30, 2014 we had a 43 member, globally diversified group of banking relationships, which has provided us in excess of $4.2 billion in financing and we have successfully accessed the debt capital markets for $4.8 billion in unsecured financing.  We ended the third quarter of 2014 with total unsecured debt outstanding of $5.5 billion compared to $4.3 billion as of December 31, 2013, increasing the Company’s unsecured debt as a percentage of total debt to 81.8% as of September 30, 2014 compared to 73.4% as of December 31, 2013. The Company’s fixed rate debt as a percentage of total debt increased to 76.3% as of September 30, 2014 from 61.9% as of December 31, 2013.

The acquisition and lease of additional aircraft led to an increase in our cash flows from operations of $78.4 million, or 15.9%, to $571.2 million for the nine months ended September 30, 2014 as compared to $492.8 million for the nine months ended September 30, 2013.  Our cash flows from operations contributed significantly to our liquidity position. We ended the third quarter of 2014 with available liquidity of $2.1 billion which is comprised of unrestricted cash of $210.7 million and undrawn balances under our 2010 Warehouse Facility, as amended, and unsecured revolving credit facilities of $1.9 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues
Rental of flight equipment	$252,519	$213,835	$725,448	$610,237
Aircraft sales, trading and other	9,420	2,070	39,101	5,537
Total revenues	261,939	215,905	764,549	615,774
Expenses
Interest	48,582	41,946	140,275	125,644
Amortization of discounts and deferred debt issue costs	7,423	6,012	20,902	16,571
Interest expense	56,005	47,958	161,177	142,215
Depreciation of flight equipment	86,119	71,811	245,736	204,457
Selling, general and administrative	19,656	17,497	58,748	48,392
Stock-based compensation	3,882	3,751	12,222	17,839
Total expenses	165,662	141,017	477,883	412,903
Income before taxes	96,277	74,888	286,666	202,871
Income tax expense	(33,844)	(26,310)	(100,799)	(71,307)
Net income	$62,433	$48,578	$185,867	$131,564

Net income per share of Class A and B Common Stock
Basic	$0.61	$0.48	$1.82	$1.30
Diluted	$0.58	$0.46	$1.73	$1.25

Three months ended September 30, 2014, compared to the three months ended September 30, 2013

Rental revenue

During the quarter ended September 30, 2014, the Company took delivery of nine aircraft from our order book and sold four aircraft from our operating lease portfolio.  As of September 30, 2014, our fleet was comprised of 212 aircraft consisting of 161 single-aisle narrowbody jet aircraft, 34 twin-aisle widebody aircraft and 17 turboprop aircraft, with a net book value of $8.9 billion.  For the three months ended September 30, 2014, the Company recorded $252.5 million in rental revenue, which included overhaul revenue of $6.5 million. As of September 30, 2013, our fleet was comprised of 182 aircraft consisting of 136 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody aircraft and 15 turboprop aircraft, with a net book value of $7.2 billion.  For the three months ended September 30, 2013, the Company recorded $213.8 million in rental revenue, which included overhaul revenue of $7.3 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft partially offset by a decrease in revenue for aircraft sold from our operating lease portfolio. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2014 and September 30, 2013.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $9.4 million for the three months ended September 30, 2014 compared to $2.1 million for the three months ended September 30, 2013. The increase from the prior period is primarily attributable to $8.8 million in gains resulting from (i) the sale of four aircraft from our operating lease portfolio and (ii) the trading of one Boeing 737-300 aircraft.

Interest expense

Interest expense totaled $56.0 million for the three months ended September 30, 2014 compared to $48.0 million for the three months ended September 30, 2013. The change was primarily due to an increase in our average outstanding debt balances resulting in a $6.6 million increase in interest expense and an increase of $1.4 million in amortization of discounts and deferred debt issuance costs. The increase in interest expense for the three months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to an increase in our average debt balances offset by lower interest rates. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $86.1 million in depreciation expense of flight equipment for the three months ended September 30, 2014 compared to $71.8 million for the three months ended September 30, 2013. The increase in depreciation expense for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.7 million for the three months ended September 30, 2014 compared to $17.5 million for the three months ended September 30, 2013. Selling, general and administrative expense as a percentage of revenue decreased to 7.5% for the three months ended September 30, 2014 compared to 8.1% for the three months ended September 30, 2013. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $3.9 million for the three months ended September 30, 2014 compared to $3.8 million for the three months ended September 30, 2013. The increase is primarily due to Stock Options granted by the Company fully vesting during 2013 as well as the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate was 35.2% and 35.1% for the three months ended September 30, 2014 and 2013, respectively.

Net income

For the three months ended September 30, 2014, the Company reported consolidated net income of $62.4 million, or $0.58 per diluted share, compared to consolidated net income of $48.6 million, or $0.46 per diluted share, for the three months ended September 30, 2013. The increase in net income for the three months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue offset by an increase in interest expense.

Nine months ended September 30, 2014, compared to the nine months ended September 30, 2013

Rental revenue

During the nine months ended September 30, 2014, the Company took delivery of 27 aircraft from our order book and sold eight aircraft from our operating lease portfolio.  As of September 30, 2014, our fleet was comprised of 212 aircraft consisting of 161 single-aisle narrowbody jet aircraft, 34 twin-aisle widebody aircraft and 17 turboprop aircraft, with a net book value of $8.9 billion.  For the nine months ended September 30, 2014, the Company recorded $725.4 million in rental revenue, which included overhaul revenue of $21.2 million. As of September 30, 2013, our fleet was comprised of 182 aircraft consisting of 136 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody aircraft and 15 turboprop aircraft, with a net book value of $7.2 billion.  For the nine months ended September 30, 2013, the Company recorded $610.2 million in rental revenue, which included overhaul revenue of $23.5 million. The increase in rental revenue was attributable to the acquisition and lease of additional aircraft partially offset by a decrease in revenue for aircraft sold from our operating lease portfolio. The full impact on rental revenue for aircraft acquired during the period will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2014 and September 30, 2013.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $39.1 million for the nine months ended September 30, 2014 compared to $5.5 million for the nine months ended September 30, 2013. The increase from the prior period is primarily attributable to $36.5 million in gains resulting from (i) the sale of eight aircraft from our operating lease portfolio, (ii) the trading of five Boeing 737-300 aircraft and (iii) insurance proceeds received in excess of the book value relating to the loss of an aircraft in the fourth quarter of 2013.

Interest expense

Interest expense totaled $161.2 million for the nine months ended September 30, 2014 compared to $142.2 million for the nine months ended September 30, 2013. The change was primarily due to an increase in our average outstanding debt balances resulting in a $14.6 million increase in interest expense and an increase of $4.3 million in amortization of discounts and deferred debt issuance costs. The increase in interest expense for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to an increase in our average debt balances offset by lower interest rates. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $245.7 million in depreciation expense of flight equipment for the nine months ended September 30, 2014 compared to $204.5 million for the nine months ended September 30, 2013. The increase in depreciation expense for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $58.7 million for the nine months ended September 30, 2014 compared to $48.4 million for the nine months ended September 30, 2013. Selling, general and administrative expense as a percentage of revenue decreased to 7.7% for the nine months ended September 30, 2014 compared to 7.9% for the nine months ended September 30, 2013. As we continue to add new aircraft to our portfolio, we expect over the long-term selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $12.2 million for the nine months ended September 30, 2014 compared to $17.8 million for the nine months ended September 30, 2013. The decrease is primarily due to Stock Options granted by the Company fully vesting during 2013 as well as the effects of the expense recognition pattern related to our book value RSUs, which is calculated based on a tranche by tranche vesting schedule. See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about stock-based compensation.

Taxes

The effective tax rate was 35.2% and 35.1% for the nine months ended September 30, 2014 and 2013, respectively.

Net income

For the nine months ended September 30, 2014, the Company reported consolidated net income of $185.9 million, or $1.73 per diluted share, compared to consolidated net income of $131.6 million, or $1.25 per diluted share, for the nine months ended September 30, 2013. The increase in net income for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue offset by an increase in interest expense.

Contractual Obligations

Our contractual obligations as of September 30, 2014, are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations (1)(2)	$40,243	$178,413	$874,822	$1,414,419	$1,431,706	$2,723,783	$6,663,386
Interest payments on debt outstanding(3)	65,045	247,812	232,912	176,134	124,916	243,558	1,090,377
Purchase commitments	501,188	2,294,623	2,010,670	1,918,637	3,005,956	19,302,313	29,033,387
Operating leases	601	2,467	2,541	2,617	2,696	15,387	26,309
Total	$607,077	$2,723,315	$3,120,945	$3,511,807	$4,565,274	$22,285,041	$36,813,459

(1)          As of September 30, 2014, the Company had $484.5 million of debt outstanding under the 2010 Warehouse Facility, as amended.  The Company is able to draw on the facility during an availability period that ends in June 2016 with a subsequent term out option, through the maturity date of the facility, which is reflected in the maturity schedule above.

(2)          As of September 30, 2014, the Company had $459.0 million of debt outstanding under our unsecured revolving credit facilities. The outstanding drawn balances may be rolled until the final maturity date of each respective facility and have been presented as such in the maturity schedule above.

(3)      Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2014.

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

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2013. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the nine months ended September 30, 2014.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of September 30, 2014 and December 31, 2013, we had $1.6 billion and $2.2 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $15.7 million and $22.3 million as of September 30, 2014 and December 31, 2013, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The change in interest expense the Company would incur is primarily due to a change in total floating-rate debt outstanding as of September 30, 2014 compared to December 31, 2013.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of September 30, 2014 and December 31, 2013, 0.8% and 1.6%, respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the growth of our operating lease portfolio. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2014. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company

10.2†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company

10.3†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03658, dated July 9, 2014, by and between Air Lease Corporation and The Boeing Company

10.4†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.

10.5†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

November 6, 2014	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 6, 2014	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

10.1†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company

10.2†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company

10.3†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03658, dated July 9, 2014, by and between Air Lease Corporation and The Boeing Company

10.4†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.

10.5†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                                         The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.