Form 10-K
period 2014-12-31
AIR LEASE CORP
filed 2015-02-26
CIK 1487712

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

         The aggregate market value of registrant's voting stock held by non-affiliates was approximately $3,727,192,041 on June 30, 2014, based upon the last reported sales price on the New York Stock Exchange. As of February 25, 2015, there were 102,392,208 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the Proxy Statement relating to registrant's 2015 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report

Form 10-K
For the Fiscal Year Ended December 31, 2014
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

PART I

ITEM 1.    BUSINESS

Overview

        Air Lease Corporation (the "Company", "ALC", "we", "our" or "us"), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company ("Boeing") and Airbus S.A.S. ("Airbus"), and leasing those aircraft to airlines throughout the world. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

        We mitigate the risks of owning and leasing aircraft through careful management and diversification of our leases and lessees by geography, lease term, and aircraft age and type. We believe that diversification of our operating lease portfolio reduces the risks associated with individual lessee defaults and adverse geopolitical and regional economic events. We mitigate the risks associated with cyclical variations in the airline industry by managing customer concentrations and lease maturities in our operating lease portfolio to minimize periods of concentrated lease expirations. In order to maximize residual values and minimize the risk of obsolescence, our strategy is to own an aircraft during the first third of its expected 25 year useful life.

        During the year ended December 31, 2014, we took delivery of 36 aircraft from our new order pipeline and we sold 16 aircraft, ending the year with a total of 213 aircraft. We leased the aircraft in our fleet to a globally diversified customer base comprised of 77 airlines in 46 countries. The weighted average lease term remaining of our operating lease portfolio was 7.3 years and the weighted average age of our fleet was 3.5 years as of December 31, 2014. In addition, we managed 17 jet aircraft for third parties as of December 31, 2014.

        During 2014, we entered into definitive agreements with Airbus, Boeing and Avions de Transport Régional ("ATR") to purchase 97 additional aircraft. From Airbus, we agreed to purchase 60 A321neo aircraft, two A321-200 aircraft and one A320-200 aircraft. From Boeing, we agreed to purchase six Boeing 777-300ER aircraft, one 737-800 aircraft and confirmed the purchase of 20 737-8/9 MAX aircraft which were previously subject to reconfirmation. From ATR, we agreed to purchase seven ATR 72-600 aircraft. Deliveries of the aircraft are scheduled to commence in 2015 and continue through 2023. As of December 31, 2014, we had, in the aggregate, 364 aircraft on order with Boeing, Airbus and ATR for delivery through 2023, with an estimated aggregate purchase price of $28.8 billion, making us one of the largest customers of Boeing and Airbus.

        We were the first launch customer for the Airbus A330neo aircraft and A321LR aircraft. In July 2014, we entered into a non-binding memorandum of understanding with Airbus to purchase 25 A330neo aircraft. In January 2015, we entered into a non-binding memorandum of understanding with Airbus to purchase 30 A321LR aircraft. Deliveries of the aircraft are scheduled to commence in 2018 and continue through 2023.

        As of December 31, 2014, all of our 213 aircraft were leased. Our airline customers were obligated to make $7.5 billion in minimum future rental payments over the non-cancellable lease term. In addition, we have signed lease agreements for 99 aircraft that we ordered from the manufacturers for delivery through 2023. Under these lease agreements our airline customers are contractually obligated to make $9.0 billion in minimum future rental payments over the non-cancellable lease term. In the aggregate, between aircraft we own in our operating lease portfolio and those that we have leased from our orderbook, our customers are contractually obligated to make $16.5 billion in minimum future rental payments.

        We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and capital markets, with a limited utilization of export credit or secured financing. We ended 2014 with total debt outstanding of $6.7 billion, of which 75.2% was at a fixed rate and 82.3% of which was unsecured, with a composite cost of funds of 3.64%.

        In 2014, we had total revenues of $1.1 billion, representing an increase of $191.8 million or 22.3% compared to 2013. This is comprised of rental revenues on our operating lease portfolio of $991.2 million and aircraft sales, trading and other revenue of $59.3 million. We recorded earnings before income taxes of $394.8 million in 2014, an increase of $101.3 million or 34.5% compared to 2013, for a pretax profit margin of 37.6%. Our operating performance is principally driven by the growth of our fleet, the terms of our leases and the interest rates on our indebtedness, supplemented by the gains of our aircraft sales and trading activities and management fees.

Operations to Date

Current Fleet

        As of December 31, 2014, we owned 213 aircraft, comprised of 163 single-aisle narrowbody jet aircraft, 32 twin-aisle widebody jet aircraft and 18 turboprop aircraft, with a weighted average age of 3.5 years. As of December 31, 2013, we owned 193 aircraft, comprised of 146 single-aisle narrowbody jet aircraft, 31 twin-aisle widebody jet aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years. In addition, we also managed 17 jet aircraft for third party owners on a fee basis as of December 31, 2014.

Geographic Diversification

        Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the respective geographical regions based on each airline's principal place of business:

	December 31, 2014		December 31, 2013		December 31, 2012
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(dollars in thousands)
Asia	$409,014	41.3%	$299,472	35.8%	$204,675	31.7%
Europe	337,349	34.0%	300,761	36.0%	253,376	39.2%
Central America, South America and Mexico	111,583	11.3%	107,857	12.9%	84,341	13.1%
The Middle East and Africa	47,958	4.9%	55,624	6.6%	39,398	6.1%
Pacific, Australia, New Zealand	30,330	3.1%	15,436	1.8%	10,862	1.7%
U.S. and Canada	55,007	5.4%	57,366	6.9%	53,201	8.2%

Total	$991,241	100.0%	$836,516	100.0%	$645,853	100.0%

        The following table sets forth the regional concentration of our owned aircraft portfolio based on net book value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(dollars in thousands)
Asia	$3,838,523	42.9%	$3,165,367	41.6%
Europe	2,953,232	33.0%	2,656,816	34.9%
Central America, South America and Mexico	778,991	8.7%	829,930	10.9%
The Middle East and Africa	498,896	5.6%	372,618	4.9%
Pacific, Australia, New Zealand	471,630	5.2%	151,751	2.0%
U.S. and Canada	412,532	4.6%	436,653	5.7%

Total	$8,953,804	100.0%	$7,613,135	100.0%

        At December 31, 2014, 2013 and 2012, we owned and managed leased aircraft to customers in the following regions:

	December 31, 2014		December 31, 2013		December 31, 2012
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Asia	29	36.3%	29	36.7%	26	37.7%
Europe	24	30.0%	21	26.6%	17	24.6%
Central America, South America and Mexico	10	12.5%	12	15.2%	9	13.0%
The Middle East and Africa	7	8.8%	7	8.9%	8	11.6%
Pacific, Australia, New Zealand	2	2.4%	2	2.5%	2	3.0%
U.S. and Canada	8	10.0%	8	10.1%	7	10.1%

Total	80	100.0%	79	100.0%	69	100.0%

(1)
A customer is an airline with its own operating certificate.

        In 2014, rental of flight equipment revenue attributable to China was $218.6 million or 22.1%, and represented our only country concentration in excess of 10%. In 2013, rental of flight equipment revenue attributable to China was $129.8 million or 15.5%, and represented our only country concentration in excess of 10%. In 2012, three countries represented at least 10% of our rental revenue. Rental of flight equipment revenue attributable to China, Italy and France was $75.5 million or 11.7%, $71.0 million or 11.0% and $67.4 million or 10.4%, respectively.

        In 2014 and 2013, no individual airline represented at least 10% of our rental of flight equipment revenue. In 2012, one airline represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2012, Alitalia attributed for $71.0 million of 11.0% of our rental flight equipment revenue.

Aircraft Acquisition Strategy

        We seek to acquire the most highly in demand and widely distributed, modern technology, fuel efficient narrowbody and widebody commercial jet transport aircraft. Our strategy is to order new aircraft directly from the manufacturers. When placing new aircraft orders with the manufacturers, we strategically target the replacement of aging aircraft with modern technology aircraft. Additionally, we look to supplement our order pipeline with opportunistic purchases of aircraft in the secondary market and participate in sale-leaseback transactions with airlines.

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

Aircraft Leasing Strategy

        The airline industry is a complex industry with constantly evolving competition, code shares (where two or more airlines share the same flight), alliances and passenger traffic patterns. This requires frequent updating and flexibility within an airline's fleet. The operating lease allows airlines to effectively adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital intensive assets which have an expected 25 year useful life. This fleet flexibility enables airlines to more effectively operate and compete in their respective markets. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies.

        We work to mitigate the risks of owning and leasing aircraft through careful management of our fleet, including managing customer concentrations by geography and region, staggering lease maturities, balancing aircraft type exposures, and maintaining a young fleet age. We believe that diversification of our operating lease portfolio reduces the risks associated with individual customer defaults and the impact of adverse geopolitical and regional economic events. We work to mitigate the risks associated with cyclical variations in the airline industry by entering into long term leases and staggering our lease maturities. In order to maximize residual values and minimize the risk of obsolescence, our strategy is generally to own an aircraft for approximately the first third of its expected 25 year useful life.

        Our management team identifies prospective airline customers based upon industry knowledge and long-standing relationships. Prior to leasing an aircraft, we evaluate the competitive positioning of the airline, the strength and quality of the management team, and the financial performance of the airline. Management obtains and reviews relevant business materials from all prospective customers before entering into a lease agreement. Under certain circumstances, the customer may be required to obtain guarantees or other financial support from a financial institution. We work closely with our existing customers and potential lessees to develop customized lease structures that address their specific needs. We typically enter into a lease agreement 18 to 36 months in advance of the delivery of a new aircraft from our order pipeline. Once the aircraft has been delivered and operated by the airline, we look to remarket the aircraft and sign a follow-on lease six to 12 months ahead of the scheduled expiry of the initial lease term. Our leases typically contain the following key provisions:

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

        We may, in connection with the lease of used aircraft, agree to contribute specific additional amounts to the cost of certain first major overhauls or modifications, which usually reflect the usage of the aircraft prior to the commencement of the lease, and which are typically covered by the prior operator's usage fees. We may be obligated under the leases to make reimbursements of maintenance reserves previously received to lessees for expenses incurred for certain planned major maintenance. We also, on occasion, may contribute towards aircraft modifications and recover any such costs over the life of the lease.

Monitoring

        During the lease term, we closely follow the operating and financial performance of our lessees. We maintain a high level of communication with the lessee and frequently evaluate the state of the market in which the lessee operates, including the impact of changes in passenger air travel and preferences, emerging competition, new government regulations, regional catastrophes and other unforeseen shocks that are relevant to the airline's market. This enables us to identify lessees that may be experiencing operating and financial difficulties. This identification assists us in assessing the lessee's ability to fulfill its obligations under the lease. This monitoring also identifies candidates, where appropriate, to restructure the lease prior to the lessee's insolvency or the initiation of bankruptcy or similar proceedings. Once an insolvency or bankruptcy occurs we typically have less control over, and would most likely incur greater costs in connection with, the restructuring of the lease or the repossession of the aircraft.

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

Aircraft Sales & Trading Strategy

        Our strategy is to maintain a portfolio of young aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long term leases, and sell the aircraft when they near the end of the first third of their expected 25 year economic useful lives. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include leasing companies, financial institutions and airlines. We also buy and sell aircraft on an opportunistic basis for trading profits. Additionally, we may provide management services of the aircraft asset to the buyer for a fee.

Aircraft Management Strategy

        We supplement our core business model by providing fleet management services to third party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline and customer or regional concentration limits.

Financing Strategy

        We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured the Company to have investment grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

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

Employees

        As of December 31, 2014, we had 65 full-time employees. On average, our senior management team has approximately 24 years of experience in the commercial aviation industry. None of our employees are represented by a union or collective bargaining agreements.

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

Corporate Information

        Air Lease Corporation incorporated in Delaware and launched in February 2010. Our website is www.airleasecorp.com. We may post information that is important to investors on our website. Information included or referred to on, or otherwise accessible through, our website is not intended to form a part of or be incorporated by reference into this report.

Executive Officers of the Company

        Set forth below is certain information concerning each of our executive officers as of February 26, 2015, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions*
Steven F. Udvar-Házy	69	Chairman and Chief Executive Officer (since February 2010)	Chairman and Chief Executive Officer of International Lease Finance Corporation ("ILFC"), 1973-2010
John L. Plueger	60	President, Chief Operating Officer and Director (since March 2010)	Chief Executive Officer of ILFC, 2010 President and Chief Operating Officer of ILFC, 2002-2010
Carol H. Forsyte	52	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)	Corporate Vice President Law of Motorola Mobility LLC, July 2012-September 14, 2012
Corporate Vice President and Secretary of Motorola Mobility, Inc., January 2011-July 2012
			Corporate Vice President Law, Motorola Inc. 2005-2010
Marc H. Baer	50	Executive Vice President, Marketing (since April 2010)	Senior Vice President of ILFC, 2007-2010
Jie Chen	51	Executive Vice President and Managing Director of Asia (since August 2010)	Senior Vice President and Managing Director, Asia of ILFC, 2002-2010
Alex A. Khatibi	54	Executive Vice President (since April 2010)	Managing Director of ILFC's Middle East business, 1996-2010
Grant A. Levy	52	Executive Vice President (since April 2010)	Senior Vice President, Marketing of ILFC, 2002-2010
Gregory B. Willis	36	Senior Vice President and Chief Financial Officer (since March 2012)	Vice President, Finance, and Chief Accounting Officer of ALC, 2010-2012 Director of Accounting Policy of ILFC, 2007-2010
John D. Poerschke	53	Senior Vice President of Aircraft Procurement and Specifications (since March 2010)	Vice President, Aircraft Specifications and Material, of ILFC, 1995-2010

*
ILFC is an aircraft leasing company. Motorola Mobility LLC, Motorola Mobility, Inc., and Motorola Inc. are manufacturers of communication equipment.

ITEM 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the Securities and Exchange Commission, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

Risks Relating to Our Business

We cannot assure you that we will be able to enter into profitable leases for any aircraft acquired, which failure to do so would negatively affect our financial condition, cash flow and results of operations.

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

  •
  labor difficulties, including pilot shortages;

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

If we experience abnormally high maintenance or obsolescence issues with any of our aircraft or aircraft that we acquire, it would negatively affect our financial condition, cash flow and results of operations.

        Aircraft are long-lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete or less in demand over time when newer, more advanced aircraft are manufactured. Our existing fleet, as well as, the aircraft that we have ordered, have exposure to obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types. These events include but are not limited to government regulation or changes in our airline customers' preferences. These events may shorten the life cycle for aircraft types in our fleet and, accordingly, may negatively impact lease rates, trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

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

The introduction of superior aircraft technology or a new line of aircraft, in particular more fuel efficient aircraft, could cause the aircraft that we acquire to become outdated or obsolete or oversupplied and therefore less desirable, which would negatively affect our financial condition, cash flow and results of operations.

        As manufacturers introduce technological innovations and new types of aircraft, some of the aircraft in our fleet could become less desirable to potential lessees. In particular, the introduction recently of more fuel efficient aircraft have made some older models less attractive and more difficult to lease. Technological innovations, increased fuel efficiency and new models may increase the rate of obsolescence of existing aircraft faster than currently anticipated by our management. New aircraft manufacturers could emerge to produce aircraft that compete with the aircraft we own. The introduction of new technologies or introduction of a new type of aircraft, in particular more fuel efficient models, may negatively affect the value of the aircraft in our fleet.

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

        Historically, the aircraft leasing business has experienced periods of aircraft oversupply. The oversupply of a specific type of aircraft is likely to depress the lease rates for and the value of that type of aircraft, including upon sale. The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are outside of our control, including:

  •
  passenger and air cargo demand;

  •
  fuel costs and general economic conditions;

  •
  geopolitical events, including war, prolonged armed conflict and acts of terrorism;

  •
  outbreaks of communicable diseases and natural disasters;

  •
  governmental regulation;

  •
  interest rates;

  •
  the availability of credit;

  •
  airline restructurings and bankruptcies;

  •
  airline fleet planning that reduces capacity or changes the type of aircraft in demand;

  •
  manufacturer production levels and technological innovation;

  •
  manufacturers merging or exiting the industry or ceasing to produce aircraft types;

  •
  retirement and obsolescence of aircraft models;

  •
  reintroduction into service of aircraft previously in storage; and

  •
  airport and air traffic control infrastructure constraints.

        In addition, operating lessors may be sold or merged with other entities. Recently, two of our competitors merged to create a larger competitor for us. These types of transactions may call for a reduction in the fleet of the new entity, which could increase supply levels of used and older aircraft in the market.

        Any of these factors may produce sharp and prolonged decreases in aircraft lease rates and values. They may have a negative effect on our ability to lease or remarket the aircraft in our fleet or in our order book. Any of these factors could negatively affect our financial condition, cash flow and results of operations.

The value of the aircraft we acquire and the market rates for leases could decline, which would have a negative effect on our financial condition, cash flow and results of operations.

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

        The supply of commercial aircraft is dominated by a few airframe manufacturers and a limited number of engine manufacturers. As a result, we are dependent on the success of these manufacturers in remaining financially stable, producing products and related components which meet the airlines' demands and fulfilling any contractual obligations they may have to us.

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

        As of December 31, 2014, we had entered into binding purchase commitments to acquire a total of 364 new aircraft for delivery through 2023. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

  •
  forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments, such as actual damages, and legal, accounting and financial advisory expenses, not realizing any of the benefits of completing the transactions and damage to our reputation and relationship with aircraft manufacturers;

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

        Our credit facilities contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: maximum debt-to-equity ratios, dividend restrictions, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender's prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, our failure to comply with any of these covenants would likely constitute a default under such facilities and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern.

        In addition, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to service our debt and grow our operations as planned. We cannot assure you that we will be able to refinance any of our debt on favorable terms, if at all. In addition, we cannot assure you that in the future we will be able to access long-term financing or credit support on attractive terms, if at all, or qualify for guarantees, or obtain attractive terms for such guarantees, from the export credit agencies. Any inability to generate sufficient cash flow, maintain our existing fleet and facilities, or access long-term financing or credit support would negatively affect our financial condition, cash flow and results of operations.

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

        We are currently subject to periodic review by independent credit rating agencies Standard & Poor's Rating Services ("S&P") and Kroll Bond Rating Agency ("Kroll"), each of which currently maintains investment grade credit ratings with respect to us and certain of our debt securities, and we may become subject to periodic review by other independent credit rating agencies in the future. An increase in the level of our outstanding indebtedness, or other events that could have a negative impact on our business, properties, financial condition, results of operations or prospects, may cause S&P or Kroll, or, in the future, other rating agencies, to downgrade or withdraw the credit rating with respect to us or our debt securities, which could negatively impact our ability to secure financing and increase our borrowing costs.

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

        We finance many of the aircraft in our fleet through a combination of short-and long-term debt financings. As these debt financings mature, we may have to refinance these existing commitments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets. Moreover, an increase in interest rates under the various debt financing facilities we have in place would have a negative effect on our earnings and could make our aircraft leasing contracts unprofitable.

        Some of our debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2014, we had $1.7 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2014, of approximately $16.6 million on an annualized basis, which would negatively affect our financial condition, cash flow and results of operations.

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

        We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2014, our total consolidated indebtedness was approximately $6.7 billion, and we expect this amount to grow as we acquire more aircraft. Our high level of debt could have important consequences, including the following:

  •
  making it more difficult for us to satisfy our payment obligations with respect to our debt;

  •
  limiting our ability to obtain additional financing to fund the acquisition of aircraft or for other corporate requirements;

  •
  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for dividends, aircraft acquisitions and other general corporate purposes;

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

        We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Mr. Udvar-Házy, our founder, Chairman and Chief Executive Officer; Mr. Plueger, our President and Chief Operating Officer; and our other senior officers, each of whose services are critical to the success of our business strategies. We only have employment agreements with Messrs. Udvar-Házy and Plueger and have no intention at this time to enter into employment agreements with any of our other senior officers. The employment agreements with Messrs. Udvar- Házy and Plueger are scheduled to expire in 2016. If we were to lose the services of any of the members of our senior management team, it could negatively affect our financial condition, cash flow and results of operations.

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

        In addition to our Napier Park joint venture discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, we may on occasion enter into strategic ventures with third parties to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Although we anticipate that we would serve as the manager of any such strategic ventures, it has been our management's experience that most strategic venture agreements will provide the non-managing strategic partner certain veto rights over various significant actions, including the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a strategic venture that generates significant management fees, our financial results and growth prospects could be materially and negatively affected. In addition, if we were unable to resolve a dispute with a significant strategic partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the strategic venture at a time and in a manner that could result in our losing some or all of our original investment in the strategic venture, which could have a negative effect on our financial condition, cash flow and results of operations.

Our business and earnings are affected by general business, financial market and economic conditions throughout the world, which could have a negative effect on our financial condition, cash flow and results of operations.

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

        High fuel costs would likely have a material negative impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines are successful in increasing fares, demand for air travel may be negatively affected. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. If fuel price increases continue to occur, they are likely to cause our lessees to incur higher costs or experience reduced revenues. Consequently, these conditions may:

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

SARS, H1N1, Ebola and other epidemic diseases may hinder airline travel and reduce the demand for aircraft which would negatively affect our financial condition, cash flow and results of operations.

        The outbreak of severe acute respiratory syndrome ("SARS") materially negatively affected passenger demand for air travel in 2003. In addition, since 2003, there have been several outbreaks of avian influenza, or the bird flu, beginning in Asia and, eventually, spreading to certain parts of Africa and Europe. Additional outbreaks of SARS, bird flu, swine flu, Ebola or other pandemic diseases, or the fear of such events, could provoke responses, including government-imposed travel restrictions, which could negatively affect passenger demand for air travel and the financial condition of the aviation industry. The consequences of these events may reduce the demand for aircraft and/or impair our lessees' ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

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

        Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (the "ICAO"), have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporated aviation-related emissions into the European Union's Emission Trading Scheme beginning in 2013. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

        In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Because aircraft engines are replaced from time to time in the normal course, it is likely that the number of such engines would increase over time. The ICAO is expected to develop a global scheme based on market-based measures to limit CO2 emissions from international aviation by 2016 to be implemented by 2020. Concerns over global warming could result in more stringent limitations on the operation of aircraft powered by older, non-compliant engines, as well as newer engines.

        European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that aviation is to be included in the European Union's Emissions Trading Scheme starting in 2012, and that all of the emissions associated with international flights that land or take off within the European Union will be subject to the trading program, even those emissions that are emitted outside of the European Union but exempted emissions from that portion of such flights that are outside the European Union zone through 2016 when the ICAO is expected to establish new global measures. The United Kingdom doubled its air passenger duties, effective February 1, 2007, in recognition of the environmental costs of air travel. Similar measures may be implemented in other jurisdictions as a result of environmental concerns.

        These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant, which would negatively affect our financial condition, cash flow and results of operations. Further, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in a negative impact on their financial conditions. Consequently, such compliance may affect lessees' ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

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

        We have in place training programs for our employees with respect to FCPA, OFAC, export controls and similar laws and regulations. There can be no assurance that our employees, consultants, sales agents, or associates will not engage in unlawful conduct for which we may be held responsible. Violations of the FCPA, OFAC and other export control regulations, and similar laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our cash flow and results of operations.

A cyber-attack that bypasses our information technology, or IT, security systems, causing an IT security breach, may lead to a material disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

        Parts of our business depend on the secure operation of our computer systems to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyber-attack could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liability. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks.

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

        We depend largely upon our information technology systems in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our information systems may have a material adverse effect on our business or results of operations.

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

        Under the current proposed accounting model, lessor accounting for operating leases will remain substantially unchanged.

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

        Current dividends may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of capital expenditures, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, interest rate coverage and other financial tests in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our debt agreements; legal restrictions on the payment of dividends; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common stock. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may negatively affect our share price.

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

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

        In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of Class A common stock or offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes or preferred shares. Issuing additional shares of Class A common stock or other additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock, or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their share holdings in us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2014, our fleet consisted of 213 aircraft, comprised of 163 single-aisle narrowbody jet aircraft, 32 twin-aisle widebody jet aircraft and 18 turboprop aircraft, with a weighted average age of 3.5 years.

        The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2014 updated through February 26, 2015:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A319-100	1	—	3	1	—	—	5
Airbus A320-200	—	2	2	1	4	30	39
Airbus A321-200	—	1	—	1	1	17	20
Airbus A330-200	—	—	1	—	4	11	16
Airbus A330-300	—	—	—	—	—	5	5
Boeing 737-700	—	3	—	2	3	—	8
Boeing 737-800	4	5	7	2	10	33	61
Boring 767-300ER	—	1	—	—	—	—	1
Boeing 777-200ER	—	—	—	—	—	1	1
Boeing 777-300ER	—	—	1	—	—	8	9
Embraer E175	—	—	—	—	—	7	7
Embraer E190	—	—	1	—	6	16	23
ATR 72-600	—	—	—	—	4	14	18

Total	5	12	15	7	32	142	213

Commitments

        As of December 31, 2014, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $28.8 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in budgeted buyer furnished equipment required by a specific airline customer.

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/321-200(1)	9	—	—	—	—	—	9
Airbus A320/321neo	—	3	12	17	21	57	110
Airbus A350-900/1000	—	—	—	1	2	22	25
Boeing 737-800	21	15	11	—	—	—	47
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	8	6	2	—	—	—	16
Boeing 787-9/10	—	3	1	7	8	26	45
ATR 72-600	2	5	1	—	—	—	8

Total	40	32	27	33	49	183	364

(1)
All of our Airbus A321-200 aircraft will be equipped with sharklets.

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

New Lease Placements

        Our current lease placements are in line with our expectations and we believe they are progressing well. As of February 26, 2015, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2023 as follows:

Delivery Year	Number of Aircraft	Number Leased	% Leased
2015	40	40	100.0%
2016	32	25	78.1%
2017	27	15	55.6%
2018	33	12	36.4%
2019	49	5	10.2%
Thereafter	183	2	1.1%

Total	364	99

        Our lease commitments for 39 of the 40 aircraft to be delivered in 2015 are comprised of binding leases. Our lease commitments for the 25 aircraft to be delivered in 2016 are comprised of 16 binding leases and 9 non-binding letters of intent. Our lease commitments for 15 of the 27 aircraft to be delivered in 2017 are comprised of 11 binding leases and 4 non-binding letters of intent. Our lease commitments for 12 of the 33 aircraft to be delivered in 2018 are comprised of 11 binding leases and one non-binding letter of intent. Our lease commitments for 5 of the 49 aircraft to be delivered in 2019 are comprised entirely of three binding leases and two non-binding letters of intent. Finally, our lease commitments for two of the 183 aircraft to be delivered after 2019 are comprised of one binding lease and one non-binding letter of intent. While our management's historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we are not certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for the aircraft that are scheduled to be delivered through 2023, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

        We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. We also lease offices at 3rd Floor, Kilmore House, Park Lane, Spencer Dock, Dublin 1, Ireland. We do not own any real estate. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A common stock has been quoted on the New York Stock Exchange (the "NYSE") under the symbol "AL" since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2014, there were 102,392,208 shares of Class A common stock outstanding held by approximately 196 holders of record.

        On February 25, 2015 the closing price of our Class A common stock was $38.76 per share as reported by the NYSE. The table below sets forth for the indicated periods the high and low sales prices for our Class A common stock as reported on the NYSE.

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$37.69	$30.27
June 30, 2014	$42.44	$34.68
September 30, 2014	$38.88	$32.50
December 31, 2014	$38.74	$31.06

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$29.36	$21.89
June 30, 2013	$30.58	$26.18
September 30, 2013	$28.67	$25.80
December 31, 2013	$33.29	$27.73

Dividends

        In February 2013, our Board of Directors adopted a cash dividend policy pursuant to which we intended to pay quarterly cash dividends of $0.025 per share on our outstanding common stock. In November 2013, we raised our quarterly cash dividend by 20% to $0.03 per share on our outstanding common stock. In November 2014, we raised our quarterly cash dividend by 33% to $0.04 per share on our outstanding common stock. There were no dividends declared or paid during 2012 or 2011.

        While the Board of Directors paid a quarterly cash dividend in 2014 and currently expects to continue paying a quarterly cash dividend of $0.04 per share for the foreseeable future, the cash dividend policy can be changed at any time at the discretion of the Board of Directors.

Stock Authorized for Issuance Under Equity Compensation Plans

        Set forth below is certain information about the Class A common stock authorized for issuance under the Company's equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,580,283	$20.34	6,648,524
Equity compensation plans not approved by security holders	—	—	—
Total	3,580,283	$20.34	6,648,524

Performance Graph

        The graph below compares the cumulative return since April 19, 2011 of the Company's Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of April 19, 2011, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the peer group and in the S&P Midcap 400 Index and in the Russell 2000 Index on April 19, 2011, and the relative performance of each is tracked through December 31, 2014. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 44 Month Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2014

Company Purchases of Stock

        The Company did not purchase any shares of its Class A common stock during 2014.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period from Inception to December 31, 2010
	(in thousands, except share data)
Operating data:
Rentals of flight equipment	$991,241	$836,516	$645,853	$332,719	$57,075
Aircraft sales, trading and other	59,252	22,159	9,893	4,022	1,291

Total revenues	1,050,493	858,675	655,746	336,741	58,366
Expenses	655,717	565,233	451,773	253,900	119,281

Income (loss) before taxes	394,776	293,442	203,973	82,841	(60,915)
Income tax (expense) benefit	(138,778)	(103,031)	(72,054)	(29,609)	8,875

Net income (loss)	$255,998	$190,411	$131,919	$53,232	$(52,040)

Net income (loss) per share:
Basic	$2.51	$1.88	$1.31	$0.59	$(1.32)
Diluted	$2.38	$1.80	$1.28	$0.59	$(1.32)
Cash dividends declared per share:	$0.13	$0.11	$—	$—	$—
Weighted average shares outstanding:
Basic	102,142,828	101,529,137	100,991,871	89,592,945	39,511,045
Diluted	110,192,771	108,963,550	107,656,463	90,416,346	39,511,045
Cash flow data:
Net cash flows provided by (used in):
Operating activities	$769,018	$654,213	$491,029	$267,166	$41,934
Investing activities	(1,805,657)	(2,185,894)	(2,344,924)	(2,977,156)	(1,851,520)
Financing activities	1,049,285	1,571,765	1,802,179	2,662,974	2,138,407

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$8,953,804	$7,613,135	$6,251,863	$4,237,416	$1,629,809
Total assets	10,774,784	9,332,604	7,353,624	5,164,593	2,276,282
Total debt	6,714,362	5,853,317	4,384,732	2,602,799	911,981
Total liabilities	8,002,722	6,809,170	5,021,003	2,988,310	1,051,347
Shareholders' equity	2,772,062	2,523,434	2,332,621	2,176,283	1,224,935
Other operating data:
Aircraft lease portfolio at period end:
Owned	213	193	155	102	40
Managed	17	4	4	2	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our indebtedness and the terms of our aircraft sales and trading activities.

        We ended 2014 with 213 aircraft in our operating lease portfolio and an additional 364 aircraft on order with Boeing, Airbus and ATR. Our operating lease portfolio of 213 aircraft as of December 31, 2014, is comprised of 163 single-aisle narrowbody jet aircraft, 32 twin-aisle widebody jet aircraft and 18 turboprop aircraft, with a weighted average age of 3.5 years. We ended 2013 with 193 aircraft, comprised of 146 single-aisle jet aircraft, 31 twin-aisle widebody aircraft and 16 turboprop aircraft, with a weighted average age of 3.7 years. Our fleet grew by 17.6% based on net book value to $9.0 billion as of December 31, 2014 compared to $7.6 billion as of December 31, 2013.

        We increased our rental revenue by 18.5% or $154.7 million to $991.2 million for the year ended December 31, 2014, compared to $836.5 million for the year ended December 31, 2013. The increase in rental revenue was primarily due to the delivery of 36 additional aircraft, all of which were leased at the time of delivery, partially offset by the sale of 16 aircraft from our operating lease portfolio. Due to the timing of aircraft deliveries and sales, the impact on rental revenue will be reflected in subsequent periods.

        We recorded earnings before income taxes of $394.8 million for the year ended December 31, 2014 compared to $293.4 million for the year ended December 31, 2013, an increase of $101.3 million or 34.5%. Our profitability increased year over year as our pretax profit margin increased to 37.6% for the year ended December 31, 2014, compared to 34.2% for the year ended December 31, 2013. Our earnings per share also increased, as we recorded diluted earnings per share of $2.38 for the year ended December 31, 2014, compared to $1.80 for the year ended December 31, 2013, an increase of 32.2%.

        As of December 31, 2014, all of our 213 aircraft were leased. Our airline customers were obligated to pay us $7.5 billion in minimum future rental payments over the non-cancellable lease term. In addition, we have signed lease agreements for 99 aircraft that we ordered from the manufacturers for delivery through 2023. Under these lease agreements our airline customers are contractually obligated to pay us $9.0 billion in minimum future rental payments over the non-cancellable lease term. In the aggregate, between aircraft we own in our operating lease portfolio and those that we have leased from our orderbook, our customers are contractually obligated to pay us $16.5 billion in minimum future rental payments.

        During 2014, the Company entered into definitive agreements with Airbus, Boeing and ATR to purchase 97 additional aircraft. From Airbus, we agreed to purchase 60 A321neo aircraft, two A321-200 aircraft and one A320-200 aircraft. From Boeing, we agreed to purchase six Boeing 777-300ER aircraft, one 737-800 aircraft and confirmed the purchase of 20 737-8/9 MAX aircraft which were previously subject to reconfirmation. From ATR, we agreed to purchase seven ATR 72-600 aircraft. Deliveries of the aircraft are scheduled to commence in 2015 and continue through 2023.

        We were the first launch customer for the Airbus A330neo aircraft and the A321LR aircraft. In July 2014, we entered into a non-binding memorandum of understanding with Airbus to purchase 25 A330neo aircraft. In January 2015, we entered into a non-binding memorandum of understanding with Airbus to purchase 30 A321LR aircraft. Deliveries of the aircraft are scheduled to commence in 2018 and continue through 2023.

        On November 4, 2014, a wholly owned subsidiary of the Company entered into a joint venture with a co-investment vehicle arranged by Napier Park Global Capital (US) LP ("Napier Park") for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. The Company's non-controlling interest in the joint venture is 9.5%. The joint venture is expected to acquire total aircraft assets of approximately $2.0 billion by year-end 2016, financed with up to $500 million in equity and the remainder financed by a committed warehouse credit facility and other forms of debt financing. We expect to sell aircraft from our portfolio to the joint venture with an aggregate value of approximately $500.0 million by year-end 2016. We will also provide management services to the joint venture for a fee based upon aircraft assets under management.

        Our financing plans remain focused on raising unsecured debt in the global bank and capital markets, reinvesting cash flow from operations and, to a limited extent, export credit financing. In March 2014, we issued $500 million in aggregate principle amount of senior unsecured notes due 2021 that bear interest at a rate of 3.875%. In May 2014, we amended our unsecured revolving credit facility increasing the capacity by $100.0 million to $2.1 billion and extended the availability period to May 2018. In July 2014, we amended our 2010 Warehouse Facility reducing the capacity by $250.0 million to $750.0 million, extending the availability to June 2016 and reducing the interest rate by 0.25% to LIBOR plus 2.00%. In September 2014, we issued $1.0 billion in aggregate principal amount of senior unsecured notes comprised of $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.125% and $500.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.25%. We ended 2014 with total debt outstanding of $6.7 billion, of which 75.2% was at a fixed rate and 82.3% was unsecured, with a composite cost of funds of 3.64%. Since the end of 2014, we issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

Our Fleet

        We have continued to build one of the world's youngest operating lease portfolios, comprised of the currently most fuel-efficient commercial jet transport aircraft. During the year ended December 31, 2014, we took delivery of 36 aircraft from our new order pipeline, we sold 16 aircraft, ending the year with a total of 213 aircraft. Our weighted average fleet age and weighted average remaining lease term as of December 31, 2014 were 3.5 years and 7.3 years, respectively. We also managed 17 aircraft as of December 31, 2014.

        Portfolio metrics of our fleet as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Fleet size	213	193
Weighted average fleet age(1)	3.5 years	3.7 years
Weighted average remaining lease term(1)	7.3 years	7.1 years
Aggregate net book value	$8,953,804	$7,613,135

(1)
Weighted-average fleet age and remaining lease term calculated based on net book value.

        The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(dollars in thousands)
Asia	$3,838,523	42.9%	$3,165,367	41.6%
Europe	2,953,232	33.0%	2,656,816	34.9%
Central America, South America and Mexico	778,991	8.7%	829,930	10.9%
The Middle East and Africa	498,896	5.6%	372,618	4.9%
Pacific, Australia, New Zealand	471,630	5.2%	151,751	2.0%
U.S. and Canada	412,532	4.6%	436,653	5.7%

Total	$8,953,804	100.0%	$7,613,135	100.0%

        The following table sets forth the number of aircraft we leased by aircraft type as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	5	2.3%	6	3.1%
Airbus A320-200	39	18.3%	42	21.8%
Airbus A321-200	20	9.4%	7	3.6%
Airbus A330-200	16	7.5%	16	8.3%
Airbus A330-300	5	2.3%	5	2.6%
Boeing 737-700	8	3.8%	10	5.2%
Boeing 737-800	61	28.6%	50	25.9%
Boeing 767-300ER	1	0.5%	3	1.6%
Boeing 777-200ER	1	0.5%	1	0.5%
Boeing 777-300ER	9	4.2%	6	3.1%
Embraer E175	7	3.3%	8	4.1%
Embraer E190	23	10.8%	23	11.9%
ATR 72-600	18	8.5%	16	8.3%

Total	213	100.0%	193	100.0%

        As of December 31, 2014, we had contracted to buy 364 new aircraft for delivery through 2023, with an estimated aggregate purchase price (including adjustments for inflation) of $28.8 billion, for delivery as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/321-200(1)	9	—	—	—	—	—	9
Airbus A320/321neo	—	3	12	17	21	57	110
Airbus A350-900/1000	—	—	—	1	2	22	25
Boeing 737-800	21	15	11	—	—	—	47
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	8	6	2	—	—	—	16
Boeing 787-9/10	—	3	1	7	8	26	45
ATR 72-600	2	5	1	—	—	—	8

Total	40	32	27	33	49	183	364

(1)
All of our Airbus A321-200 aircraft will be equipped with sharklets.

        Our lease placements are progressing in line with expectations. As of December 31, 2014, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery Year	Number of Aircraft	Number Leased	% Leased
2015	40	40	100.0%
2016	32	25	78.1%
2017	27	15	55.6%
2018	33	12	36.4%
2019	49	5	10.2%
Thereafter	183	2	1.1%

Total	364	99

Aircraft Industry and Sources of Revenues

        Our revenues are principally derived from operating leases with scheduled and charter airlines. In the last three years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

        Demand for air travel has consistently grown in terms of both the passenger traffic and number of aircraft in service. According to the International Air Transport Association ("IATA"), global passenger traffic demand grew 5.9% in 2014 over the prior year. In 2013, global passenger traffic demand grew 5.2% compared to 2012, which was aligned with the annual growth rate over the past 30 years. The number of aircraft in service also has grown steadily. Additionally, the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

        The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. While the airline industry is cyclical, the leasing industry has remained resilient over time. Despite airline business cycle downturns, demand for aircraft has trended upward consistently, and many aircraft are delivered during downturns.

        From time to time, our airlines customers face financial difficulties. In January 2015, Skymark Airlines filed for civil rehabilitation proceedings in Japan (similar to U.S. Bankruptcy reorganization). Skymark Airlines operates two of our Boeing 737-800 aircraft and we expect the airline to continue to make payments to us during these proceedings.

        Despite industry cyclicality and economic stresses, we remain optimistic about the long-term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for us in helping airlines modernize their fleets to support the growth of the airline industry.

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

        In 2013, we received a corporate credit rating of A– from Kroll Bond Ratings, followed by a second investment grade corporate credit rating of BBB– from S&P. Our credit rating from Kroll Bond Ratings was reconfirmed in 2014. Our investment grade credit ratings further lowered our cost of funds and broadened our access to attractively priced capital. Our long-term debt financing strategy will be focused on continuing to raise unsecured debt in the global bank and capital markets.

        During the year ended December 31, 2014, we incurred additional debt financing and capacity aggregating $1.8 billion, which included $1.5 billion in senior unsecured notes, the addition of $100 million in capacity to our unsecured revolving credit facility which now totals $2.1 billion, the reduction of $250 million in capacity to our 2010 Warehouse Facility and additional debt facilities aggregating $175.0 million. We ended 2014 with total debt outstanding of $6.7 billion compared to $5.9 billion in 2013. We ended 2014 with total unsecured debt outstanding of $5.5 billion compared to $4.3 billion in 2013, increasing our unsecured debt as a percentage of total debt to 82.3% as of December 31, 2014 compared to 73.4% as of December 31, 2013. Our fixed rate debt as a percentage of total debt increased to 75.2% as of December 31, 2014 from 61.9% as of December 31, 2013.

        We increased our cash flows from operations by 17.5% or $114.8 million to $769.0 million in 2014 as compared to $654.2 million in 2013. Our cash flows from operations increased primarily because of the lease of additional aircraft. Our cash used in investing activities decreased by 17.4% or $380.2 million to $1.8 billion in 2014 as compared to $2.2 billion in 2013. Our cash used in investing activities decreased primarily because of the increase in our cash flows from aircraft sales, trading and other activities which increased by 517.8% or $506.1 million to $603.8 million in 2014 as compared to $97.7 million in 2013. Our cash flows from financing activities decreased by 33.2% or $522.5 million to $1.0 billion in 2014 as compared to $1.6 billion in 2013 primarily because of the increase in cash flows from aircraft sales, trading and other activities. Our cash flows from operations and aircraft sales, trading and other activities contributed significantly to our liquidity position.

        We ended 2014 with available liquidity of $2.1 billion which is comprised of unrestricted cash of $282.8 million and undrawn balances under our warehouse facilities and unsecured revolving credit facilities of $1.8 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

        Our financing plan for 2015 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. Our debt financing plan will remain focused on continuing to raise unsecured debt in the global bank and capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

        Our liquidity plans are subject to a number of risks and uncertainties, including those described in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Debt

        Our debt financing was comprised of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Unsecured
Senior notes	$4,579,194	$3,055,620
Revolving credit facilities	569,000	808,000
Term financings	196,146	247,722
Convertible senior notes	200,000	200,000

	5,544,340	4,311,342
Secured
Warehouse facilities	484,513	828,418
Term financings	636,411	654,369
Export credit financing	64,884	71,539

	1,185,808	1,554,326
Total secured and unsecured debt financing	6,730,148	5,865,668
Less: Debt discount	(15,786)	(12,351)

Total debt	$6,714,362	$5,853,317

Selected interest rates and ratios:
Composite interest rate(1)	3.64%	3.60%
Composite interest rate on fixed rate debt(1)	4.22%	4.56%
Percentage of total debt at fixed rate	75.20%	61.90%

(1)
This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

        During the year ended December 31, 2014, the Company issued $1.5 billion in aggregate principal amount of senior unsecured notes.

        As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding with remaining terms ranging from one to 10 years and bearing interest at fixed rates ranging from 2.125% to 7.375%. As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding with remaining terms ranging from two to six years and bearing interest at fixed rates ranging from 3.375% to 7.375%. Since the end of 2014, we issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

Registered senior unsecured notes issued prior to November 2013

        Our 5.625% unsecured notes due 2017, of which $1.1 billion in aggregate principal amount was outstanding as of December 31, 2014 and which are governed by an indenture, dated as of March 16, 2012, as amended and supplemented, between us and Deutsche Bank Trust Company Americas, as trustee (the "5.625% indenture"), our 4.500% unsecured notes due 2016, of which $500.0 million in aggregate principal amount was outstanding as of December 31, 2014 and which are governed by an indenture, dated as of September 26, 2012, as amended and supplemented, between us and Deutsche Bank Trust Company Americas, as trustee (the "4.500% indenture") and our 4.750% unsecured notes due 2020, of which $400.0 million in aggregate principal amount was outstanding as of December 31, 2014 and which are governed by an indenture, dated as of October 11, 2012, as amended and supplemented, between us and Deutsche Bank Trust Company Americas, as trustee (the "4.750% indenture" and, together with the 5.625% indenture and the 4.500% indenture, the "2012 indentures"), are registered with the SEC. All of these notes may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. All of these notes, also require us to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a change of control repurchase event (as defined in the applicable indenture) occurs.

        The 2012 indentures contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets and interest coverage. In addition, the indenture as it relates to these notes contains covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. As of December 31, 2014, management believes that we were in compliance with all covenants contained in the 2012 indentures in all material respects. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable indenture, including the limitation on the payment of dividends on or purchases of certain equity interests and prepayments of subordinated indebtedness at such time as the notes are rated investment grade (as defined in the applicable indenture).

        These notes were not guaranteed by any of our subsidiaries on the date the notes were issued or as of December 31, 2014 or as of the date of this report. However, the notes will be required to be guaranteed on a senior unsecured basis by any of our existing and future direct and indirect subsidiaries that guarantee certain of our indebtedness. The note guarantees, if any, would be the senior unsecured obligations of our subsidiaries that guarantee the notes.

        The 2012 indentures also provide for customary events of default including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain events of insolvency. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These events are default are subject to a number of important exceptions and qualifications set forth in the 2012 indentures.

Registered senior unsecured notes issued during or subsequent to November 2013

        All of our unsecured notes that were issued during or subsequent to November 2013, of which $2.2 billion in aggregate principal amount was outstanding as of as of December 31, 2014, have been registered with the SEC. Such notes are governed by an indenture, dated as of October 11, 2012, as amended and supplemented, between us and Deutsche Bank Trust Company Americas, as trustee (the "shelf registration statement indenture"). All such notes may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. All such notes, also require us to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a change of control repurchase event (as defined in the applicable supplemental indenture) occurs. None of our subsidiaries will guarantee or otherwise be obligated to pay any of our obligations under these notes.

        The shelf registration statement indenture requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer substantially all of our assets. As of December 31, 2014, management believes that we were in compliance with all covenants contained in the shelf registration statement indenture in all material respects. The shelf registration statement indenture also provides for customary events of default including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain events of insolvency. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These covenants and events are default are subject to a number of important exceptions and qualifications set forth in the shelf registration statement indenture.

Unregistered senior unsecured notes

        Our 5.000% unsecured notes due 2016, 7.375% unsecured notes due 2019, 3.64% unsecured notes due 2016 and 4.49% unsecured notes due 2019 of which, in the aggregate, $325.0 million was outstanding as of December 31, 2014, are governed by various purchase agreements. These notes are not registered with the SEC. All such notes may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. All such notes, also require us to purchase all of the notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest if a change of control (as defined in the applicable purchase agreement) occurs.

        These purchase agreements contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets, interest coverage and consolidated leverage ratio. In addition, the purchase agreements as they relate to these notes contains covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. As of December 31, 2014, management believes that we were in compliance with all covenants contained in these note purchase agreements in all material respects. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable purchase agreement, including the limitation on the payment of dividends on or purchases of certain equity interests and prepayments of subordinated indebtedness at such time as the notes are rated investment grade (as defined in the applicable purchase agreement).

        These notes were not guaranteed by any of our subsidiaries on the date the notes were issued or as of December 31, 2014 or as of the date of this report. The note guarantees, if any, would be the senior unsecured obligations of our subsidiaries that guarantee the notes.

        The purchase agreements also provide for customary events of default including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the purchase agreements, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain events of insolvency. If any event of default occurs, any amount then outstanding under the relevant purchase agreement may immediately become due and payable. These events are default are subject to a number of important exceptions and qualifications set forth in the purchase agreements.

Unsecured revolving credit facilities

        We have a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014, with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The unsecured revolving credit facility currently provides us with financing capacity of up to $2.1 billion subject to the terms and conditions set forth therein. The unsecured revolving credit facility replaced our $2.0 billion amended and restated credit agreement dated May 7, 2013 with JP Morgan Chase Bank, N.A. as administrative agent and the lenders from time to time party thereto. The unsecured revolving credit facility will mature on May 5, 2018 (subject to our ability to extend the maturity date for two one-year extension periods on the terms and conditions set forth in the unsecured revolving credit facility) and contains an uncommitted accordion feature under which its aggregate principal amount can be increased by up to $500.0 million under certain circumstances. The unsecured revolving credit facility contains sub-limits of $150.0 million for the issuance of letters of credit and $150.0 million for swingline loans.

        Borrowings under the unsecured revolving credit facility will generally (and as of December 31, 2014 did) bear interest at either (a) LIBOR plus a margin of 125 basis points per year or (b) an alternative base rate plus a margin of 25 basis points per year, subject to reductions based on improvements in the credit ratings for our debt or increases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 25 basis points per year (also subject to reductions based on improvements in the credit ratings for our debt or increases based on declines in the credit ratings for our debt) in respect of total commitments under the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

        The total amount outstanding under our unsecured revolving credit facilities was $569.0 million and $808.0 million as of December 31, 2014 and December 31, 2013, respectively.

        The unsecured revolving credit facility provides for certain affirmative and negative covenants, including covenants that limit our subsidiaries' ability to incur, create or assume certain unsecured indebtedness, and our subsidiaries' ability to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The unsecured revolving credit facility also requires us to comply with certain financial covenants (measured at the end of each fiscal quarter)including a maximum consolidated leverage ratio, minimum consolidated shareholders' equity and minimum consolidated unencumbered assets, as well as an interest coverage test that will be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility). As of December 31, 2014, management believes that we were in compliance with all covenants contained in the unsecured revolving credit facility in all material respects. In addition, the unsecured revolving credit facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the unsecured revolving credit facility and require immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the credit agreement governing the unsecured revolving credit facility.

        The unsecured revolving credit facility is not currently guaranteed by any of our subsidiaries. However, the unsecured revolving credit facility will be required to be guaranteed by any of our subsidiaries that guarantee certain of our other indebtedness.

Unsecured term financings

        From time to time, we enter into unsecured term facilities. During 2014, we entered into four additional unsecured term facilities aggregating $65.0 million with terms ranging from four to five years and bearing interest at fixed rates ranging from 2.85% to 3.125% per annum. The outstanding balance on our unsecured term facilities as of December 31, 2014 and December 31, 2013 was $196.1 million and $247.7 million, respectively. As of December 31, 2014, the remaining maturities of all unsecured term facilities ranged from approximately 0.1 years to approximately 5.0 years.

Convertible senior notes

        In November 2011, we issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. The convertible notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable in arrears on June 1 and December 1 of each year, commencing on June 1, 2012. The convertible notes are convertible at the option of the holder into shares of our Class A common stock at a price of $30.01 per share.

Warehouse facilities

        On March 27, 2014, we refinanced a portfolio of secured debt facilities including one of our wholly-owned subsidiary's ("2012 Warehouse Borrower") $192.8 million senior secured warehouse facility through an amended and restated credit agreement dated as of March 27, 2014 (as amended, the "2012 Warehouse Facility"). We reduced the aggregate principal amount outstanding under the portfolio of loans from $178.5 million to $101.0 million, reduced the interest rate on the floating rate debt facilities from LIBOR plus 2.25% to LIBOR plus 1.55% while the interest rate on the fixed rate debt facilities remained at 4.58% and modified the amortization schedule of the loans, which now have final maturities in March 2019. The outstanding balance on our 2012 Warehouse Facility as of December 31, 2014 and December 31, 2013 was $88.1 million and $171.6 million, respectively.

        The 2012 Warehouse Facility contains customary affirmative and negative covenants, including covenants that limit 2012 Warehouse Borrower's and certain of its subsidiaries' ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. In addition, the 2012 Warehouse Facility contains customary events of default. In the case of an event of default, the lenders may terminate the availability period under the 2012 Warehouse Facility and require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreement governing the 2012 Warehouse Facility. As of December 31, 2014 the 2012 Warehouse Borrower was in compliance in all material respects with all covenants contained in the 2012 Warehouse Facility.

        We provide a guaranty of the obligations of 2012 Warehouse Borrower and certain of its subsidiaries under the 2012 Warehouse Facility. The obligations under the 2012 Warehouse Facility are secured by a pledge of the 2012 Warehouse Borrower's equity interests by the Company, by certain cash collateral and by substantially all of the personal property, including aircraft, of the 2012 Warehouse Borrower and certain subsidiaries of the 2012 Warehouse Borrower, subject to certain exceptions.

        On July 23, 2014, one of our wholly owned subsidiaries ("2010 Warehouse Borrower") entered into an amendment to its amended and restated warehouse loan agreement dated as of June 21, 2013 (as amended, the "2010 Warehouse Facility") with Credit Suisse AG, New York Branch, as agent, and the lenders party thereto. The 2010 Warehouse Facility, as amended, provides the 2010 Warehouse Borrower with financing of up to $750 million, modified from the previous facility size of $1.0 billion. The 2010 Warehouse Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to $2.0 billion under certain circumstances. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.25% to LIBOR plus 2.00% on drawn balances and continues to bear interest at a rate of 0.50% on undrawn balances. The 2010 Warehouse Borrower is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2015 to June 2016 and the maturity date of the 2010 Warehouse Facility was extended from June 2019 to June 2020. Borrowings under the 2010 Warehouse Facility are generally used by the 2010 Warehouse Borrower and certain of its subsidiaries to finance directly or indirectly the purchase of aircraft, leases related thereto and improvements thereof.

        The 2010 Warehouse Facility contains customary affirmative and negative covenants, including covenants that limit the 2010 Warehouse Borrower's and its subsidiaries' ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The 2010 Warehouse Facility also contains limitations on our ability to guarantee the obligations of the 2010 Warehouse Borrower and its subsidiaries. In addition, the 2010 Warehouse Facility contains customary events of default. In the case of an event of default, the lenders may terminate the availability period under the 2010 Warehouse Facility and require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreement governing the 2010 Warehouse Facility. As of December 31, 2014 the 2010 Warehouse Borrower was in compliance in all material respects with all covenants contained in the 2010 Warehouse Facility.

        We provide a limited guaranty of the obligations of 2010 Warehouse Borrower and its subsidiaries under the 2010 Warehouse Facility. The obligations under the 2010 Warehouse Facility are secured by a pledge of the 2010 Warehouse Borrower's equity interests by the Company, by certain cash collateral and by substantially all of the personal property, including aircrafts, of 2010 Warehouse Borrower and certain subsidiaries of 2010 Warehouse Borrower, subject to certain exceptions.

        As of December 31, 2014, the 2010 Warehouse Borrower had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million. As of December 31, 2013, the Warehouse Borrower and 2012 Warehouse Borrower had borrowed $828.4 million under their warehouse facilities and pledged 32 aircraft as collateral with a net book value of $1.2 billion. During 2014, we substituted letters of credit for cash collateral and lessee deposits pledged under the 2010 Warehouse Facility, reducing the total amount of restricted cash pledged to secure the 2010 Warehouse Facility from $87.3 million at December 31, 2013 to $7.5 million at December 31, 2014.

Secured term financing

        We fund some aircraft purchases through secured term financings. Our various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by our entities to airlines. We may guarantee the obligations of the entities under the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves or a combination thereof.

        During the year ended December 31, 2014, we entered into an additional secured term facility of $110.0 million with a three year term bearing interest at a floating rate of LIBOR plus a margin of 1.15% per annum.

        The secured term facilities contain customary affirmative and negative covenants for financings of these types, including covenants that limit the borrowers' actions to those of special purpose entities engaged in the ownership and leasing of a particular aircraft and restrict their ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The secured term facilities also contains limitations on the Company's ability to transfer the equity interests of such subsidiaries or to incur, create or assume liens on such equity interests or the collateral securing such secured term facilities. Certain of the facilities require us to comply with certain financial covenants. In addition, the secured term facilities contain customary events of default for such financings. In the case of an event of default, the lenders may require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreements governing the secured term facilities. As of December 31, 2014 we were in compliance in all material respects with all covenants contained in our secured term facilities.

        As of December 31, 2014, the outstanding balance on our secured term facilities (including the 2012 Warehouse Facility) was $636.4 million and we had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities (including the 2012 Warehouse Facility) as of December 31, 2014 was comprised of $104.7 million fixed rate debt and $531.7 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.15% to LIBOR plus 3.0%, respectively. As of December 31, 2014, the remaining maturities of all secured term facilities (including the 2012 Warehouse Facility) ranged from approximately 1.0 years to approximately 8.5 years.

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

Export credit financings

        In March 2013, we issued $76.5 million in secured notes due 2024 guaranteed by the Bank. The notes mature on August 15, 2024 and bear interest at a rate of 1.617% per annum. We used the proceeds of the offering to refinance a portion of the purchase price of two Boeing aircraft and the related premium charged by Bank for its guarantee of the notes.

        As of December 31, 2014, we had $64.9 million in export credit financing outstanding.

Credit Ratings

        The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
S&P	BBB–	BBB–	Stable Outlook	August 26, 2013
Kroll Bond Ratings	A–	A–	Stable Outlook	October 16, 2014

        While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Revenues
Rental of flight equipment	$991,241	$836,516	$645,853
Aircraft sales, trading and other	59,252	22,159	9,893

Total revenues	1,050,493	858,675	655,746

Expenses
Interest	192,818	168,743	130,419
Amortization of discounts and deferred debt issuance costs	27,772	23,627	16,994

Interest expense	220,590	192,370	147,413
Depreciation of flight equipment	336,657	280,037	216,219
Selling, general and administrative	82,422	71,212	56,453
Stock-based compensation	16,048	21,614	31,688

Total expenses	655,717	565,233	451,773

Income before taxes	394,776	293,442	203,973
Income tax expense	(138,778)	(103,031)	(72,054)

Net income	$255,998	$190,411	$131,919

2014 Compared to 2013

Rental revenue

        As of December 31, 2014, we owned 213 aircraft at a total cost of $9.8 billion and recorded $991.2 million in rental revenue for the year then ended, which included overhaul revenue of $25.2 million. In the prior year, as of December 31, 2013, we owned 193 aircraft at a total cost of $8.2 billion and recorded $836.5 million in rental revenue for the year ended December 31, 2013, which included overhaul revenue of $34.4 million. The increase in rental revenue was primarily due to the delivery of 36 additional aircraft, all of which were leased at the time of delivery, partially offset by the sale of 16 aircraft from our operating lease portfolio. Due to the timing of aircraft deliveries and sales, the impact on rental revenue will be reflected in subsequent periods.

        All of the aircraft in our fleet were leased as of December 31, 2014 and 2013.

Aircraft sales, trading and other revenue

        Aircraft sales, trading and other revenue totaled $59.3 million for the year ended December 31, 2014 compared to $22.2 million for the year ended December 31, 2013. During the year ended December 31, 2014, we sold 16 aircraft from our operating lease portfolio and a corporate aircraft, received insurance proceeds in excess of the book value relating to the loss of an aircraft in 2013 and traded six Boeing 737-300 aircraft, recording gains on aircraft sales and trading activity of $55.8 million. During the year ended December 31, 2013, we sold one aircraft from our operating lease portfolio and traded 11 737-300 aircraft, two spare engines and a corporate aircraft recording gains on aircraft sales and trading activity of $18.9 million.

Interest expense

        Interest expense totaled $220.6 million for the year ended December 31, 2014 compared to $192.4 million for the year ended December 31, 2013. The change was primarily due to an increase in our average outstanding debt balances and our composite cost of funds, resulting in a $24.1 million increase in interest and a $4.1 million increase in amortization of our discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

        We recorded $336.7 million in depreciation expense of flight equipment for the year ended December 31, 2014 compared to $280.0 million for the year ended December 31, 2013. The increase in depreciation expense for 2014, compared to 2013, was primarily attributable to the acquisition of 36 additional aircraft aggregating $2.2 billion. The full impact on depreciation expense for aircraft added during the year will be reflected in subsequent periods.

Selling, general and administrative expenses

        We recorded selling, general and administrative expenses of $82.4 million for the year ended December 31, 2014 compared to $71.2 million for the year ended December 31, 2013. Selling, general and administrative expense as a percentage of revenue decreased to 7.8% for the year ended December 31, 2014 compared to 8.3% for the year ended December 31, 2013.

Stock-based compensation expense

        Stock-based compensation expense totaled $16.0 million for the year ended December 31, 2014 compared to $21.6 million for the year ended December 31, 2013. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. Additionally, as of June 30, 2013, all of our outstanding employee stock options had fully vested, further contributing to the decrease in stock-based compensation expense. See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation.

Taxes

        The effective tax rate for the year ended December 31, 2014 was 35.2% compared to 35.1% for the year ended December 31, 2013. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

        For the year ended December 31, 2014, we reported consolidated net income of $256.0 million, or $2.38 per diluted share, compared to a consolidated net income of $190.4 million, or $1.80 per diluted share, for the year ended December 31, 2013. The increase in net income for 2014, compared to 2013, was primarily attributable to the acquisition and lease of additional aircraft and an increase in aircraft sales, trading and other revenue.

2013 Compared to 2012

Rental revenue

        As of December 31, 2013, we owned 193 aircraft at a total cost of $8.2 billion and recorded $836.5 million in rental revenue for the year then ended, which included overhaul revenue of $34.4 million. In the prior year, as of December 31, 2012, we owned 155 aircraft at a total cost of $6.6 billion and recorded $645.9 million in rental revenue for the year ended December 31, 2012, which included overhaul revenue of $25.0 million. The increase in rental revenue was primarily due to the delivery of 40 additional aircraft, all of which were leased at the time of delivery, partially offset by the sale of one aircraft from our operating lease portfolio. Due to the timing of aircraft deliveries and sales, the impact on rental revenue will be reflected in subsequent periods.

        All of the aircraft in our fleet were leased as of December 31, 2013. All of the aircraft in our fleet were leased as of December 31, 2012, except for one aircraft with respect to which we had entered into a non-binding lease commitment but for which delivery had not yet occurred.

Aircraft sales, trading and other revenue

        Aircraft sales, trading and other revenue totaled $22.2 million for the year ended December 31, 2013 compared to $9.9 million for the year ended December 31, 2012. During the year ended December 31, 2013, we sold one aircraft from our operating lease portfolio and traded 11 737- 300 aircraft, two spare engines and a corporate aircraft, recording gains on aircraft sales and trading activity of $18.9 million. During the year ended December 31, 2012, we sold one aircraft from our operating lease portfolio and traded two 737-300 aircraft and one spare engine recording gains on aircraft sales and trading activity of $3.9 million.

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

Depreciation expense

        We recorded $280.0 million in depreciation expense of flight equipment for the year ended December 31, 2013 compared to $216.2 million for the year ended December 31, 2012. The increase in depreciation expense for 2013, compared to 2012, was primarily attributable to the acquisition of 40 additional aircraft for a total cost of $1.7 billion. The full impact on depreciation expense for aircraft added during the year will be reflected in subsequent periods.

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

Stock-based compensation expense

        Stock-based compensation expense totaled $21.6 million for the year ended December 31, 2013 compared to $31.7 million for the year ended December 31, 2012. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. Additionally, as of June 30, 2013, all of our outstanding employee stock options had fully vested, further contributing to the decrease in stock-based compensation expense. See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation.

Taxes

        The effective tax rate for the year ended December 31, 2013 was 35.1% compared to 35.3% for the year ended December 31, 2012. The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

        For the year ended December 31, 2013, we reported consolidated net income of $190.4 million, or $1.80 per diluted share, compared to a consolidated net income of $131.9 million, or $1.28 per diluted share, for the year ended December 31, 2012. The increase in net income for 2013, compared to 2012, was primarily attributable to the acquisition and lease of additional aircraft, an increase in aircraft sales, trading and other revenue and lower interest rates on our indebtedness.

Contractual Obligations

        Our contractual obligations as of December 31, 2014 are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations(1)(2)	$171,558	$870,682	$1,415,419	$1,542,706	$1,173,489	$1,556,294	$6,730,148
Interest payments on debt outstanding(3)	249,400	234,782	177,831	124,611	87,476	153,842	1,027,942
Purchase commitments	2,381,857	2,315,276	1,907,137	2,919,369	3,998,600	15,297,344	28,819,583
Operating leases	2,467	2,541	2,617	2,696	2,777	12,610	25,708

Total	$2,805,282	$3,423,281	$3,503,004	$4,589,382	$5,262,342	$17,020,090	$36,603,381

(1)
As of December 31, 2014, we had $484.5 million of debt outstanding under the 2010 Warehouse Facility, as amended. We are able to draw on the facility during an availability period that ends in June 2016 with a subsequent term out option, through the maturity date of the facility, which is the maturity reflected in the contractual obligations schedule above.

(2)
As of December 31, 2014, the Company had $569.0 million of debt outstanding under our revolving unsecured credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the contractual obligation schedule above.

(3)
Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2014.

Off-balance Sheet Arrangements

        We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements all of which are consolidated. We have a 9.5% non-controlling interest in a joint venture that we do not control and are not the primary beneficiary of but have significant influence over, therefore we account for our investment in the joint venture under the equity method of accounting.

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

Interest Rate Risk

        The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2014, we had $1.7 billion in floating-rate debt. As of December 31, 2013, we had $2.2 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed- rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2014 and December 31, 2013 of approximately $16.7 million and $22.3 million, each on an annualized basis, which would put downward pressure on our operating margins. The decrease in additional interest expense the Company would incur is primarily due to a decrease in the floating-rate debt outstanding as of December 31, 2014 compared to December 31, 2013.

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

Foreign Exchange Rate Risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2014 and December 31, 2013, 0.8% and 1.6%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Contents

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Air Lease Corporation:

        We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Air Lease Corporation and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Lease Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Lease Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 26, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Air Lease Corporation:

        We have audited Air Lease Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Air Lease Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Air Lease Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
February 26, 2015

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands, except share data)
Assets
Cash and cash equivalents	$282,819	$270,173
Restricted cash	7,469	87,308
Flight equipment subject to operating leases	9,832,421	8,234,315
Less accumulated depreciation	(878,617)	(621,180)

	8,953,804	7,613,135
Deposits on flight equipment purchases	1,144,603	1,075,023
Deferred debt issuance costs—less accumulated amortization of $72,783 and $51,578 as of December 31, 2014 and December 31, 2013, respectively	83,604	90,249
Other assets	302,485	196,716

Total assets	$10,774,784	$9,332,604

Liabilities and Shareholders' Equity
Accrued interest and other payables	$190,952	$131,223
Debt financing, net of discounts	6,714,362	5,853,317
Security deposits and maintenance reserves on flight equipment leases	698,172	569,847
Rentals received in advance	75,877	61,520
Deferred tax liability	323,359	193,263

Total liabilities	$8,002,722	$6,809,170

Shareholders' Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,392,208 and 101,822,676 shares at December 31, 2014 and December 31, 2013, respectively	1,010	1,009
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,215,479	2,209,566
Retained earnings	555,573	312,859

Total shareholders' equity	$2,772,062	$2,523,434

Total liabilities and shareholders' equity	$10,774,784	$9,332,604

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands except for share data)
Revenues
Rental of flight equipment	$991,241	$836,516	$645,853
Aircraft sales, trading and other	59,252	22,159	9,893

Total revenues	1,050,493	858,675	655,746

Expenses
Interest	192,818	168,743	130,419
Amortization of discounts and deferred debt issuance costs	27,772	23,627	16,994

Interest expense	220,590	192,370	147,413
Depreciation of flight equipment	336,657	280,037	216,219
Selling, general and administrative	82,422	71,212	56,453
Stock-based compensation	16,048	21,614	31,688

Total expenses	655,717	565,233	451,773

Income before taxes	394,776	293,442	203,973
Income tax expense	(138,778)	(103,031)	(72,054)

Net income	$255,998	$190,411	$131,919

Net income per share of Class A and Class B common stock:
Basic	$2.51	$1.88	$1.31
Diluted	$2.38	$1.80	$1.28
Weighted-average shares outstanding
Basic	102,142,828	101,529,137	100,991,871
Diluted	110,192,771	108,963,550	107,656,463

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Class A Common Stock		Class B Non-Voting Common Stock
	Preferred Stock
							Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(in thousands, except share data)
Balance at December 31, 2011	—	—	98,885,131	$984	1,829,339	$18	$2,174,089	$1,192	$2,176,283
Class A common stock issuance	—	—	—	—	—	—	(97)	—	(97)
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	897,110	7	—	—	133	—	140
Tax withholdings on stock based compensation	—	—	(364,243)	—	—	—	(7,312)	—	(7,312)
Stock based compensation	—	—	—	—	—	—	31,688	—	31,688
Net income	—	—	—	—	—	—	—	131,919	131,919

Balance at December 31, 2012	—	—	99,417,998	$991	1,829,339	$18	$2,198,501	$133,111	$2,332,621

Issuance of common stock upon exercise of options and warrants and vesting of restricted stock units	—	—	1,023,521	—	—	—	—	—	—
Common stock exchanged	—	—	1,829,339	18	(1,829,339)	(18)	—	—	—
Cash dividends declared ($0.105 per share)	—	—	—	—	—	—	—	(10,663)	(10,663)
Tax benefits from stock based compensation arrangements	—	—	—	—	—	—	2,115	—	2,115
Tax withholdings on stock based compensation	—	—	(448,182)	—	—	—	(12,664)	—	(12,664)
Stock based compensation	—	—	—	—	—	—	21,614	—	21,614
Net income	—	—	—	—	—	—	—	190,411	190,411

Balance at December 31, 2013	—	—	101,822,676	$1,009	—	—	$2,209,566	$312,859	$2,523,434

Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	1,028,654	1	—	—	943	—	944
Stock based compensation expense	—	—	—	—	—	—	16,048	—	16,048
Cash dividends (declared $0.13 per share)	—	—	—	—	—	—	—	(13,284)	(13,284)
Tax benefits from stock based compensation arrangements	—	—	—	—	—	—	7,011	—	7,011
Tax withholdings on stock based compensation	—	—	(459,122)	—	—	—	(18,089)	—	(18,089)
Net income	—	—	—	—	—	—	—	255,998	255,998

Balance at December 31, 2014	—	—	102,392,208	$1,010	—	—	$2,215,479	$555,573	$2,772,062

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands)
Operating Activities
Net income	$255,998	$190,411	$131,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	336,657	280,037	216,219
Stock-based compensation	16,048	21,614	31,688
Deferred taxes	137,107	102,636	72,050
Tax benefits from stock-based compensation arrangements	(7,011)	(2,115)	—
Amortization of discounts and deferred debt issuance costs	27,772	23,627	16,994
Gain on aircraft sales, trading and other activity	(56,457)	(19,234)	(3,884)
Changes in operating assets and liabilities:
Other assets	(1,191)	(2,653)	(14,874)
Accrued interest and other payables	45,738	39,507	25,797
Rentals received in advance	14,357	20,383	15,120

Net cash provided by operating activities	769,018	654,213	491,029

Investing Activities
Acquisition of flight equipment under operating lease	(1,568,748)	(1,329,619)	(1,899,231)
Payments for deposits on flight equipment purchases	(601,307)	(828,839)	(418,278)
Proceeds from aircraft sales, trading and other activity	603,849	97,748	47,490
Acquisition of furnishings, equipment and other assets	(239,451)	(125,184)	(74,905)

Net cash used in investing activities	(1,805,657)	(2,185,894)	(2,344,924)

Financing Activities
Issuance of common stock upon exercise of options	944	—	43
Cash dividends paid	(12,243)	(7,608)	—
Tax withholdings on stock-based compensation	(18,089)	(12,664)	(7,312)
Tax benefits from stock-based compensation arrangements	7,011	2,115	—
Net change in unsecured revolving facilities	(239,000)	388,000	62,000
Proceeds from debt financings	1,663,120	1,608,854	2,115,607
Payments in reduction of debt financings	(577,212)	(531,831)	(432,129)
Net change in restricted cash	79,839	18,999	(10,150)
Debt issuance costs	(7,975)	(37,535)	(42,149)
Security deposits and maintenance reserve receipts	185,639	172,662	142,541
Security deposits and maintenance reserve disbursements	(32,749)	(29,227)	(26,272)

Net cash provided by financing activities	1,049,285	1,571,765	1,802,179

Net increase (decrease) in cash	12,646	40,084	(51,716)
Cash and cash equivalents at beginning of period	270,173	230,089	281,805

Cash and cash equivalents at end of period	$282,819	$270,173	$230,089

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $42,775, $32,659 and $19,388 at December 31, 2014, 2013 and 2012, respectively	$211,345	$188,464	$124,731
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$756,286	$459,432	$377,892
Cash dividends declared, not yet paid	$4,096	$3,055	$—

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of significant accounting policies

Organization

        Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft from Boeing and Airbus. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2014 we owned a fleet of 213 aircraft and had 364 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

Principles of consolidation

        The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Investments

        Our investment in the Blackbird joint venture, where we own 9.5% of the equity of the venture, is accounted for using the equity method of accounting due to our level of influence and involvement in the joint venture. This investment is recorded at the amount invested plus or minus our 9.5% share of net income or loss less any distributions or return of capital received from the entity.

Rental of flight equipment

        The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company's Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company's Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past-due rentals based on management's assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company's lease contracts and will recognize revenue for such lessees on a cash basis. As of December 31, 2014 and 2013, the Company had no such allowance, and no leases were on a cash basis.

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

        Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with the Company's Fair Value Policy, resulting in an impairment charge. Our Fair Value Policy is described below under "Fair Value Measurements". As of December 31, 2014 and 2013, no impairment charges have been incurred to date.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of significant accounting policies (Continued)

Deferred costs

        The Company incurs debt issue costs in connection with debt financings. Those costs are deferred and amortized over the life of the specific loan using the effective interest method and charged to interest expense. The Company also incurs costs in connection with equity offerings. Such costs are deferred until the equity offering is completed and either netted against the equity raised, or expensed if the equity offering is abandoned.

Stock-based compensation

        Stock-based compensation cost is measured at the grant date based on the fair value of the award. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis.

Use of estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing

        The Company's consolidated debt as of December 31, 2014 and 2013 is summarized below:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Unsecured
Senior notes	$4,579,194	$3,055,620
Revolving credit facilities	569,000	808,000
Term financings	196,146	247,722
Convertible senior notes	200,000	200,000

	5,544,340	4,311,342
Secured
Warehouse facilities	484,513	828,418
Term financings	636,411	654,369
Export credit financing	64,884	71,539

	1,185,808	1,554,326
Total secured and unsecured debt financing	6,730,148	5,865,668
Less: Debt discount	(15,786)	(12,351)

Total debt	$6,714,362	$5,853,317

        At December 31, 2014, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

        The Company's secured obligations as of December 31, 2014 and 2013 are summarized below:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Nonrecourse	$484,513	$847,684
Recourse	701,295	706,642

Total	$1,185,808	$1,554,326
Number of aircraft pledged as collateral	38	52
Net book value of aircraft pledged as collateral	$1,935,711	$2,454,350

Senior unsecured notes

        As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding with remaining terms ranging from one to 10 years and bearing interest at fixed rates ranging from 2.125% to 7.375%. As of December 31, 2013, the Company had $3.1 billion in senior unsecured notes outstanding with remaining terms ranging from two to six years and bearing interest at fixed rates ranging from 3.375% to 7.375%. Since the end of 2014, we issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

        During the year ended December 31, 2014, the Company issued $1.5 billion in aggregate principal amount of senior unsecured notes.

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

Unsecured revolving credit facilities

        The total amount outstanding under our unsecured revolving credit facilities was $569.0 million and $808.0 million as of December 31, 2014 and December 31, 2013, respectively.

        The Company has in place a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014, which provides us with financing of up to $2.1 billion. The unsecured revolving credit facility accrues interest at a rate of either LIBOR plus 1.25% or an alternative base rate plus 0.25% on drawn balances and includes a 0.25% facility fee. The facility will mature in May 2018.

Unsecured term financings

        From time to time, the Company enters into unsecured term facilities. During 2014, the Company entered into four additional unsecured term facilities aggregating $65.0 million with terms ranging from four to five years and bearing interest at fixed rates ranging from 2.85% to 3.125% per annum. The outstanding balance on our unsecured term facilities as of December 31, 2014 and December 31, 2013 was $196.1 million and $247.7 million, respectively.

Convertible senior notes

        In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 (the "Convertible Notes") in an offering exempt from registration under the Securities Act. The Convertible Notes were sold to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012. The Convertible Notes are convertible at the option of the holder into shares of our Class A common stock at a price of $30.01 per share.

Warehouse facilities

        As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million. As of December 31, 2013, the Company had borrowed $656.8 million under the 2010 Warehouse Facility and pledged 24 aircraft as collateral with a net book value of $985.2 million. During 2014, the Company substituted letters of credit for cash collateral and lessee deposits pledged under the 2010 Warehouse

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

Facility, reducing the total amount of restricted cash from $87.3 million at December 31, 2013 to $7.5 million at December 31, 2014.

        On March 27, 2014, the Company refinanced a portfolio of secured debt facilities including the 2012 Warehouse Facility. We reduced the aggregate principal amount outstanding under the portfolio of loans from $178.5 million to $101.0 million, reduced the interest rate on the floating rate debt facilities from LIBOR plus 2.25% to LIBOR plus 1.55% while the interest rate on the fixed rate debt facilities remained at 4.58% and modified the amortization schedule of the loans, which now have final maturities in March 2019. The outstanding balance on our 2012 Warehouse Facility as of December 31, 2014 and December 31, 2013 was $88.1 million and $171.6 million, respectively.

        On July 23, 2014, the 2010 Warehouse Borrower entered into an amendment to the 2010 Warehouse Facility. The 2010 Warehouse Facility, as amended, provides the 2010 Warehouse Borrower with financing of up to $750 million, modified from the previous facility size of $1.0 billion. The interest rate on the 2010 Warehouse Facility, as amended, was reduced from LIBOR plus 2.25% to LIBOR plus 2.00% on drawn balances and continues to bear interest at a rate of 0.50% on undrawn balances. The 2010 Warehouse Borrower is able to draw on the 2010 Warehouse Facility, as amended, during an availability period that was extended from June 2015 to June 2016 and the maturity date of the 2010 Warehouse Facility was extended from June 2019 to June 2020.

Secured term financing

        We fund some aircraft purchases through secured term financings. Our various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by our entities to airlines. We may guarantee the obligations of the entities under the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves or a combination thereof.

        During the year ended December 31, 2014, we entered into an additional secured term facility of $110.0 million with a three year term bearing interest at a floating rate of LIBOR plus a margin of 1.15% per annum.

        As of December 31, 2014, the outstanding balance on our secured term facilities (including the 2012 Warehouse Facility) was $636.4 million and we had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities (including the 2012 Warehouse Facility) as of December 31, 2014 was comprised of $104.7 million fixed rate debt and $531.7 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.15% to LIBOR plus 3.0%, respectively.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing (Continued)

Export credit financings

        As of December 31, 2014, the Company had $64.9 million in export credit financing outstanding. As of December 31, 2013, the Company had $71.5 million in export credit financing outstanding.

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

Maturities

        Maturities of debt outstanding as of December 31, 2014 are as follows:

(dollars in thousands)
Years ending December 31,
2015	$171,558
2016	870,682
2017	1,415,419
2018	1,542,706
2019	1,173,489
Thereafter	1,556,294

Total(1)(2)	$6,730,148

(1)
As of December 31, 2014, the Company had $484.5 million of debt outstanding under the 2010 Warehouse Facility. The Company is able to draw on the facility during an availability period that ends in June 2016 with a subsequent term out option, through the maturity date of the facility, which is the maturity in the schedule above.

(2)
As of December 31, 2014, the Company had $569.0 million of debt outstanding under our revolving credit facilities. The outstanding drawn balances may be rolled until the maturity date of each respective facility and have been presented as such in the maturity schedule above.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Interest expense

        The following table shows the components of interest for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	(dollars in thousands)
Interest on borrowings	$235,593	$201,402	$149,807
Less capitalized interest	(42,775)	(32,659)	(19,388)

Interest	192,818	168,743	130,419
Amortization of discounts and deferred debt issue costs	27,772	23,627	16,994

Interest expense	$220,590	$192,370	$147,413

Note 4. Shareholders' equity

        In 2010, the Company authorized 500,000,000 shares of Class A common stock, $0.01 par value per share, of which 102,392,208 and 101,822,676 shares were issued and outstanding as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had authorized 10,000,000 shares of Class B Non-Voting common stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2014 and 2013.

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

        On June 4, 2010, the Company issued 482,625 warrants for the purchase of up to 482,625 shares of Class A common stock to two institutional investors (the "Committed Investors"). The warrants have a seven-year term and an exercise price of $20 per share. The Company used the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk-free interest rate and expected dividends. The warrants had a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Shareholders' equity (Continued)

common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid-in capital on the Consolidated Balance Sheet. On October 21, 2013, one of the Committed Investors performed a cashless exercise of all of its 214,500 warrants, resulting in the issuance of 63,481 shares of Class A Common Stock. As of December 31, 2014, the Company had 268,125 warrants remaining outstanding.

        As of December 31, 2014 and 2013 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

Note 5. Rental Income

        At December 31, 2014 minimum future rentals on non-cancellable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2014, are as follows:

(dollars in thousands)
Years ending December 31,
2015	$1,032,375
2016	998,466
2017	938,087
2018	901,378
2019	844,122
Thereafter	2,770,506

Total	$7,484,934

        The Company earned $25.2 million, $34.4 million and $25.0 million in maintenance reserve revenue based on our lessees' usage of the aircraft for the years ended December 31, 2014, 2013 and 2012, respectively.

        The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2014, updated through February 26, 2015:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A319-100	1	—	3	1	—	—	5
Airbus A320-200	—	2	2	1	4	30	39
Airbus A321-200	—	1	—	1	1	17	20
Airbus A330-200	—	—	1	—	4	11	16
Airbus A330-300	—	—	—	—	—	5	5
Boeing 737-700	—	3	—	2	3	—	8
Boeing 737-800	4	5	7	2	10	33	61
Boring 767-300ER	—	1	—	—	—	—	1
Boeing 777-200ER	—	—	—	—	—	1	1
Boeing 777-300ER	—	—	1	—	—	8	9
Embraer E175	—	—	—	—	—	7	7
Embraer E190	—	—	1	—	6	16	23
ATR 72-600	—	—	—	—	4	14	18

Total	5	12	15	7	32	142	213

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk

Geographical and credit risks

        As of December 31, 2014, all of the Company's rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased aircraft to 77 lessees whose principal places of business are located in 46 countries as of December 31, 2014 compared to 79 lessees in 47 countries as of December 31, 2013.

        Over 95% of our aircraft are operated internationally. The following table sets forth the regional concentration of our aircraft portfolio based on net book value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(dollars in thousands)
Asia	$3,838,523	42.9%	$3,165,367	41.6%
Europe	2,953,232	33.0%	2,656,816	34.9%
Central America, South America and Mexico	778,991	8.7%	829,930	10.9%
The Middle East and Africa	498,896	5.6%	372,618	4.9%
Pacific, Australia, New Zealand	471,630	5.2%	151,751	2.0%
U.S. and Canada	412,532	4.6%	436,653	5.7%

Total	$8,953,804	100.0%	$7,613,135	100.0%

        At December 31, 2014 and 2013, we owned and managed leased aircraft to customers in the following regions:

	December 31, 2014		December 31, 2013
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Asia	29	36.3%	29	36.7%
Europe	24	30.0%	21	26.6%
Central America, South America and Mexico	10	12.5%	12	15.2%
The Middle East and Africa	7	8.8%	7	8.9%
Pacific, Australia, New Zealand	2	2.4%	2	2.5%
U.S. and Canada	8	10.0%	8	10.1%

Total	80	100.0%	79	100.0%

(1)
A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk (Continued)

        The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline's principal place of business:

	December 31, 2014		December 31, 2013		December 31, 2012
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(dollars in thousands)
Asia	$409,014	41.3%	$299,472	35.8%	$204,675	31.7%
Europe	337,349	34.0%	300,761	36.0%	253,376	39.2%
Central America, South America and Mexico	111,583	11.3%	107,857	12.9%	84,341	13.1%
The Middle East and Africa	47,958	4.9%	55,624	6.6%	39,398	6.1%
Pacific, Australia, New Zealand	30,330	3.1%	15,436	1.8%	10,862	1.7%
U.S. and Canada	55,007	5.4%	57,366	6.9%	53,201	8.2%

Total	$991,241	100.0%	$836,516	100.0%	$645,853	100.0%

        Based on our lease placements of future new aircraft deliveries, we anticipate that a growing percentage of our aircraft will be located in the Asia, the Central America, South America and Mexico, and the Middle East and Africa regions.

        In 2014, rental of flight equipment revenue attributable to China was $218.6 million or 22.1%, and represented our only country concentration in excess of 10%. In 2013, rental of flight equipment revenue attributable to China was $129.8 million or 15.5%, and represented our only country concentration in excess of 10%. In 2012, three countries represented at least 10% of our rental revenue. Rental of flight equipment revenue attributable to China, Italy and France was $75.5 million or 11.7%, $71.0 million or 11.0% and $67.4 million or 10.4%, respectively.

        In 2014 and 2013, no individual airline represented at least 10% of our rental of flight equipment revenue. In 2012, one airline represented at least 10% of our rental of flight equipment revenue. For the year ended December 31, 2012, Alitalia attributed for $71.0 million of 11.0% of our rental flight equipment revenue.

Currency risk

        The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes

        The provision for income taxes consists of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands)
Current:
Federal	$8,092	$—	$—
State	39	—	—
Foreign	551	71	4
Deferred:
Federal	129,943	102,887	71,932
State	153	147	118
Foreign	—	—	—

Income tax expense	$138,778	$103,105	$72,054

        Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income taxes at statutory federal rate	$138,172	35.0%	$102,705	35.0%	$71,390	35.0%
State income taxes, net of federal income tax effect and other	606	0.2	400	0.2	664	0.3

	$138,778	35.2%	$103,105	35.2%	$72,054	35.3%

        The Company's net deferred tax assets (liabilities) are as follows:

	As of December 31, 2014	As of December 31, 2013
	(dollars in thousands)
Assets (Liabilities)
Equity compensation	$19,020	$20,808
Net operating losses	10,197	36,786
Rents received in advance	26,605	21,575
Accrued bonus	4,577	3,578
Straight-line rents	10,423	7,024
Other	6,571	4,662
Aircraft depreciation	(400,752)	(287,696)

Total (liabilities) assets	$(323,359)	$(193,263)

        While we have a current obligation for alternative minimum tax, the Company has net operating loss carry forwards (NOLs) for federal income tax purposes of $29.1 million and $108.7 million as of December 31, 2014 and 2013, respectively, which are available to offset future taxable income in future periods and begin to expire in 2032. The Company does not have NOLs for state income tax purposes

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

as of December 31, 2014 and has $52.6 million of state NOLs as of December 31, 2013. The Company utilized $79.6 million and $19.5 million of NOLs for federal income tax purposes for the year ended December 31, 2014 and December 31, 2013, respectively. The Company recognizes tax benefits associated with stock based compensation directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share based award exceeds the tax effect of the cumulative book compensation charge associated with the award. The Company does not have any suspended windfall tax benefits as of December 31, 2014. As of December 31, 2013, the Company has windfall tax benefits of $3.7 million, included in its U.S. net operating loss carry forward, but not reflected in deferred tax assets. The Company uses a tax law ordering approach to determine if the excess tax deductions associated compensation costs have reduced income taxes payable.

        The Company has not recorded a deferred tax valuation allowance as of December 31, 2014 and 2013 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2014 and 2013 the Company has not recorded any liability for unrecognized tax benefits.

        The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2011 tax year and forward.

Note 8. Commitments and Contingencies

Aircraft Acquisition

        As of December 31, 2014, we had commitments to acquire a total of 364 new aircraft for delivery through 2023 as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/321-200(1)	9	—	—	—	—	—	9
Airbus A320/321neo	—	3	12	17	21	57	110
Airbus A350-900/1000	—	—	—	1	2	22	25
Boeing 737-800	21	15	11	—	—	—	47
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	8	6	2	—	—	—	16
Boeing 787-9/10	—	3	1	7	8	26	45
ATR 72-600	2	5	1	—	—	—	8

Total	40	32	27	33	49	183	364

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

        Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $28.8 billion as of December 31, 2014 are as follows:

(dollars in thousands)
Years ending December 31,
2015	$2,381,857
2016	2,315,276
2017	1,907,137
2018	2,919,369
2019	3,998,600
Thereafter	15,297,344

Total	$28,819,583

        We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.1 billion as of December 31, 2014 and 2013, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Office Lease

        The Company's lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense (net of sublease income) of $1.8 million, $2.1 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Commitments for minimum rentals under the non-cancellable lease term at December 31, 2014 are as follows:

(dollars in thousands)
Years ending December 31,
2015	$2,467
2016	2,541
2017	2,617
2018	2,696
2019	2,777
Thereafter	12,610

Total	$25,708

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

        Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the year ended December 31, 2014, the Company did not exclude shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be dilutive. For the year ended December 31, 2013, the Company excluded 150,000 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the year ended December 31, 2012, the Company excluded 3,358,408 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because they were anti-dilutive. In addition, the Company excluded 969,225, 1,569,005 and 2,117,510 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2014, 2013 and 2012, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Net Earnings Per Share (Continued)

        The following table sets forth the reconciliation of basic and diluted net income per share:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands, except share data)
Basic net income per share:
Numerator
Net income	$255,998	$190,411	$131,919
Denominator
Weighted-average common shares outstanding	102,142,828	101,529,137	100,991,871
Basic net income per share	$2.51	$1.88	$1.31
Diluted net income per share:
Numerator
Net income	$255,998	$190,411	$131,919
Assumed conversion of convertible senior notes	5,811	5,783	5,627

Net income plus assumed conversions	$261,809	$196,194	$137,546
Denominator
Number of shares used in basic computation	102,142,828	101,529,137	100,991,871
Weighted-average effect of dilutive securities	8,049,943	7,434,413	6,664,592

Number of shares used in per share computation	110,192,771	108,963,550	107,656,463
Diluted net income per share	$2.38	$1.80	$1.28

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

        The Company had no assets or liabilities which were measured at fair value on a recurring or non-recurring basis as of December 31, 2014 or 2013.

Financial Instruments Not Measured at Fair Values

        The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2014 was $7.0 billion compared to a book value of $6.7 billion. The estimated fair value of debt financing as of December 31, 2013 was $6.1 billion compared to a book value of $5.9 billion.

        The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 31, 2014, but require disclosure of their fair values: cash and cash

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Fair Value Measurements (Continued)

equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2014 and 2013 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 11. Stock-based Compensation

        On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the "2014 Plan"). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the "2010 Plan"). As of December 31, 2014, the number of stock options ("Stock Options") and restricted stock units ("RSUs") authorized under the 2014 Plan is approximately 6,648,524, which includes 1,648,524 shares which were previously reserved for issuance under the 2010 Plan. Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with two different vesting criteria: those RSUs that vest based on the attainment of book-value goals and those RSUs that vest based on the attainment of Total Shareholder Return ("TSR") goals. The book-value RSUs generally vest ratably over three to four years, if the performance condition has been met. Book-value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company's TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2014, the Company had 969,225 unvested RSUs outstanding of which 389,203 are TSR RSUs.

        The Company recorded $16.0 million, $21.6 million and $31.7 million of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        Estimated volatility of the Company's common stock for new grants is determined by using historical volatility of the Company's peer group. Due to our limited operating history at the time of grant, there was no historical exercise data to provide a reasonable basis which the Company could use to estimate expected terms. Accordingly, the Company used the "simplified method" as permitted under Staff Accounting Bulletin No. 110. The risk-free interest rate used in the option valuation model was derived from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimated forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. During the year ended December 31, 2014, 2013 and 2012, the Company did not grant any Stock Options.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation (Continued)

        A summary of stock option activity in accordance with the Company's stock option plan for the year ended December 31, 2014 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2011	3,375,908	$20.39	8.50	11,968
Granted	—	—	—	—
Exercised	(7,000)	$20.00	7.50	18
Forfeited/canceled	(10,500)	$20.00	—	—

Balance at December 31, 2012	3,358,408	$20.39	7.49	4,813
Granted	—	—	—	—
Exercised	(500)	$20.00	6.54	5
Forfeited/canceled	(250)	$20.00	—	3

Balance at December 31, 2013	3,357,658	$20.39	6.49	35,883
Granted	—	—	—	—
Exercised	(45,500)	$20.00	—	814
Forfeited/canceled	—	—	—	—

Balance at December 31, 2014	3,312,158	$20.40	5.49	46,077
Vested and exercisable as of December 31, 2014	3,312,158	$20.40	5.49	46,077

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

        As of December 31, 2014, all of the Company's outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding employee stock options. As a result, there was no stock-based compensation expense related to Stock Options for the year ended December 31, 2014. Stock-based compensation expense related to employee stock options for the years ended December 31, 2013 and 2012, totaled $5.4 million and $11.8 million, respectively.

        The following table summarizes additional information regarding outstanding, exercisable and vested stock options at December 31, 2014:

	Options Outstanding		Options Exercisable and Vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,162,158	5.46	3,162,158	5.46
$28.80	150,000	6.32	150,000	6.32

$20.00 - $28.80	3,312,158	5.49	3,312,158	5.49

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

        During the year ended December 31, 2014, the Company granted 384,225 RSUs of which 182,476 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2014:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2013	1,569,005	$24.50
Granted	384,225	$39.70
Vested	(981,835)	$21.53
Forfeited/canceled	(2,170)	$35.07

Unvested at December 31, 2014	969,225	$33.51

Expected to vest after December 31, 2014(1)	958,238	33.51

(1)
RSUs expected to vest reflect an estimated forfeiture rate.

        At December 31, 2014, the outstanding RSUs are expected to vest as follows: 2015—396,888; 2016—321,014; and 2017—240,336. The Company recorded $16.0 million, $16.2 million and $19.9 million of stock-based compensation expense related to RSUs for the years ended December 31, 2014, 2013 and 2012, respectively.

        As of December 31, 2014 there was $12.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 1.7 years.

Note 12. Investments

        On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware LLC—Blackbird Capital I, LLC ("Blackbird") for the purpose of investing in commercial

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Investments (Continued)

aircraft and leasing them to airlines around the globe. We will also provide management services to the joint venture for a fee based upon aircraft assets under management. The Company's non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.

        In November and December 2014, Blackbird completed the purchase of five aircraft with an aggregate purchase price of $280.0 million from the Company. As of December 31, 2014, the Company's investment in Blackbird was $10.1 million which is included in other assets.

Note 13. Litigation

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

Note 14. Related party transactions

        The Company has a Master Servicing Agreement dated October 25, 2013 ("Master Servicing Agreement") with Commonwealth Bank of Australia and/or its subsidiaries (collectively "Commonwealth Bank"). Under the Master Servicing Agreement we consolidated all of our prior aircraft servicing agreements for the aircraft we manage for Commonwealth Bank. Commonwealth Bank beneficially owns more than 5% of our Class A common stock.

        Under the Master Servicing Agreement, we manage on behalf of Commonwealth Bank or its subsidiaries the leasing and remarketing of aircraft for subsequent leases or for sale. For these services Commonwealth Bank pays us a percentage of the rent for the aircraft and will pay us a percentage of the proceeds if the aircraft is sold. Prior to entering into the Master Servicing Agreement, we had several aircraft servicing agreements for the aircraft we managed for Commonwealth Bank. As of March 17, 2014, all of the aircraft we manage for Commonwealth Bank are pursuant to the Master Servicing Agreement.

        For the years ended December 31, 2014, 2013 and 2012 Commonwealth Bank paid us fees of $0.9 million, $0.5 million and $1.8 million, respectively, for our services which is recorded in aircraft sales, trading and other revenue.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Related party transactions (Continued)

        Additionally, Commonwealth Bank is a lender under our unsecured revolving credit facility and our 2010 Warehouse Facility. See note 3 of notes to Consolidated Financial Statements.

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

Note 15. Quarterly financial data (unaudited)

        The following table presents our unaudited quarterly results of operations for the two-year period ended December 31, 2014.

	Quarter Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
	(in thousands, except share data)
Revenues	$191,997	$207,872	$215,905	$242,901	$246,285	$256,325	$261,939	$285,944
Income before taxes	61,672	66,311	74,888	90,571	94,709	95,680	96,277	108,110
Net income	39,996	42,990	48,578	58,847	61,397	62,037	62,433	70,131
Net income per share:
Basic	$0.39	$0.42	$0.48	$0.58	$0.60	$0.61	$0.61	$0.68
Diluted	$0.38	$0.41	$0.46	$0.55	$0.57	$0.58	$0.58	$0.65

        The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 16. Subsequent events

        On January 14, 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

        On February 26, 2015, our board of directors approved a quarterly cash dividend of $0.04 per share on our outstanding common stock. The dividend will be paid on April 7, 2015 to holders of record of our common stock as of March 20, 2015.

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

        We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2014.

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) . Based upon its assessment, our management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on these criteria.

        KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Except as set forth below or as contained in Part I above, under "Executive Officers of the Company", the other information required by this item is incorporated by reference to the "Corporate Governance" and the "Proposal 1: Election of Directors" sections of our Proxy Statement for the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 30, 2015.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the "Corporate Governance" and the "Executive Compensation" sections of the 2015 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the "Ownership of Air Lease Corporation Securities" section of the 2015 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided in Item 5 of Part II above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the "Corporate Governance," "Other Matters" and "Proposal 1: Election of Directors" sections of our 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the "Independent Auditor Fees and Services" section of our 2015 Proxy Statement.

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

3.     Exhibits

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Second Amended and Restated Bylaws of Air Lease Corporation	10-K	001-35121	3.2	March 9, 2012
4.1	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.3	Senior Notes Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017) ("March 2012 Indenture")	8-K	001-35121	4.1	March 19, 2012
4.4	Supplemental Indenture, dated June 26, 2013, to the March 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8-K	001-35121	4.2	June 26, 2013
4.5	Senior Notes Indenture, dated as of September 26, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.500% Senior Notes due 2016) ("September 2012 Indenture")	8-K	001-35121	4.1	September 26, 2012
4.6	First Supplemental Indenture, dated as of October 3, 2012, to the September 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.5000% Senior Notes due 2016)	8-K	001-35121	4.2	October 3, 2012
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012
4.8	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750% Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Second Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2019)	8-K	001-35121	4.2	November 19, 2013
4.10	Third Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.11	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.12	Fifth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2018)	8-K	001-35121	4.2	September 16, 2014
4.13	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.14	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015

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

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	1-35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S-1	333-171734	10.2	January 14, 2011
10.4	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S-1	333-171734	10.7	January 14, 2011
10.5†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.14	February 14, 2011
10.6†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.21	March 7, 2011
10.7†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.22	March 7, 2011
10.8†	Amendment N° 3 to the A330-200 Purchase Agreement dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.23	March 7, 2011
10.9†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.24	March 7, 2011
10.10†	Purchase Agreement Number PA-03524 dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company	S-1	333-171734	10.15	February 14, 2011
10.11†	Supplemental Agreement No. 1 to Purchase Agreement Number PA-03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.32	July 28, 2011

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.13	February 14, 2011
10.13†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.19	March 7, 2011
10.14†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.20	March 7, 2011
10.15†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto	S-1	333-171734	10.27	April 8, 2011
10.16†	Purchase Agreement PA-03658, dated as of August 5, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.33	August 12, 2011
10.17†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	May 9, 2013
10.18†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03658, dated July 9, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 6, 2014
10.19†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.3	November 7, 2013
10.20†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.21†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	1-35121	10.2	May 9, 2013
10.22†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	November 7, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.2	November 7, 2013
10.24†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.25	Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto	8-K	1-35121	10.1	May 13, 2013
10.26	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.27†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.28†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.29§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013	10-Q	1-35121	10.3	May 9, 2013
10.30§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan for awards beginning February 2014	10-K	1-35121		February 27, 2014
10.31§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1	333-171734	10.4	February 22, 2011
10.32§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1	333-171734	10.5	February 22, 2011

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33§	Form of Grant Notice for Non-Employee Director Restricted Stock Units under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1	333-171734	10.18	February 22, 2011
10.34§	Air Lease Corporation 2013 Cash Bonus Plan	10-Q	1-35121	10.4	May 9, 2013
10.35§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S-1	333-171734	10.17	February 22, 2011
10.36§	Air Lease Corporation Discretionary Cash Bonus Plan	10-Q	001-35121	10.1	May 8, 2014
10.37§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.38§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.5	May 7, 2014
10.39§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.40§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan				Filed herewith
10.41§	Form of Grant Notice (Deferral)and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan				Filed herewith
10.42§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.8	January 14, 2011
10.43§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.9	January 14, 2011
10.44§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar-Házy	8-K	1-35121	10.1	May 31, 2013
10.45§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.10	January 14, 2011
10.46§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.11	January 14, 2011
10.47§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger	8-K	1-35121	10.2	May 31, 2013

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.48	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.49§
Arrangement for directors' fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 6, 2015)
12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101
	The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				Filed herewith

†
The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

Air Lease Corporation
By:	/s/ GREGORY B. WILLIS Gregory B. Willis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN F. UDVAR-HÁZY Steven F. Udvar-Házy	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
/s/ JOHN L. PLUEGER John L. Plueger	President, Chief Operating Officer and Director	February 26, 2015
/s/ MATTHEW J. HART Matthew J. Hart	Director	February 26, 2015
/s/ CHERYL GORDON KRONGARD Cheryl Gordon Krongard	Director	February 26, 2015
/s/ MARSHALL O. LARSEN Marshall O. Larsen	Director	February 26, 2015
/s/ ROBERT A. MILTON Robert A. Milton	Director	February 26, 2015
/s/ IAN M. SAINES Ian M. Saines	Director	February 26, 2015
/s/ DR. RONALD D. SUGAR Dr. Ronald D. Sugar	Director	February 26, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Second Amended and Restated Bylaws of Air Lease Corporation	10-K	001-35121	3.2	March 9, 2012
4.1	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.3	Senior Notes Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017) ("March 2012 Indenture")	8-K	001-35121	4.1	March 19, 2012
4.4	Supplemental Indenture, dated June 26, 2013, to the March 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8-K	001-35121	4.2	June 26, 2013
4.5	Senior Notes Indenture, dated as of September 26, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.500% Senior Notes due 2016) ("September 2012 Indenture")	8-K	001-35121	4.1	September 26, 2012
4.6	First Supplemental Indenture, dated as of October 3, 2012, to the September 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.5000% Senior Notes due 2016)	8-K	001-35121	4.2	October 3, 2012
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012
4.8	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750% Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Second Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2019)	8-K	001-35121	4.2	November 19, 2013
4.10	Third Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.11	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.12	Fifth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2018)	8-K	001-35121	4.2	September 16, 2014
4.13	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.14	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015

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

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	1-35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S-1	333-171734	10.2	January 14, 2011
10.4	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S-1	333-171734	10.7	January 14, 2011
10.5†	A330-200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.14	February 14, 2011
10.6†	Amendment N° 1 to the A330-200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.21	March 7, 2011
10.7†	Amendment N° 2 to the A330-200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.22	March 7, 2011
10.8†	Amendment N° 3 to the A330-200 Purchase Agreement dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.23	March 7, 2011
10.9†	Amendment N° 4 to the A330-200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.24	March 7, 2011
10.10†	Purchase Agreement Number PA-03524 dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company	S-1	333-171734	10.15	February 14, 2011

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11†	Supplemental Agreement No. 1 to Purchase Agreement Number PA-03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.32	July 28, 2011
10.12†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.13	February 14, 2011
10.13†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.19	March 7, 2011
10.14†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S-1	333-171734	10.20	March 7, 2011
10.15†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto	S-1	333-171734	10.27	April 8, 2011
10.16†	Purchase Agreement PA-03658, dated as of August 5, 2011, by and between Air Lease Corporation and The Boeing Company	S-1	333-173817	10.33	August 12, 2011
10.17†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	May 9, 2013
10.18†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03658, dated July 9, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 6, 2014
10.19†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.3	November 7, 2013
10.20†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.21†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	1-35121	10.2	May 9, 2013
10.22†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.1	November 7, 2013

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	1-35121	10.2	November 7, 2013
10.24†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.25	Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto	8-K	1-35121	10.1	May 13, 2013
10.26	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.27†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.28†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.29§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013	10-Q	1-35121	10.3	May 9, 2013
10.30§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan for awards beginning February 2014	10-K	1-35121		February 27, 2014
10.31§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1	333-171734	10.4	February 22, 2011
10.32§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1	333-171734	10.5	February 22, 2011

			Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33§	Form of Grant Notice for Non-Employee Director Restricted Stock Units under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1	333-171734	10.18	February 22, 2011
10.34§	Air Lease Corporation 2013 Cash Bonus Plan	10-Q	1-35121	10.4	May 9, 2013
10.35§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S-1	333-171734	10.17	February 22, 2011
10.36§	Air Lease Corporation Discretionary Cash Bonus Plan	10-Q	001-35121	10.1	May 8, 2014
10.37§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.38§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.5	May 7, 2014
10.39§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.40§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan				Filed herewith
10.41§	Form of Grant Notice (Deferral)and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan				Filed herewith
10.42§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.8	January 14, 2011
10.43§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar-Házy	S-1	333-171734	10.9	January 14, 2011
10.44§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar-Házy	8-K	1-35121	10.1	May 31, 2013
10.45§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.10	January 14, 2011
10.46§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger	S-1	333-171734	10.11	January 14, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.47§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger	8-K	1-35121	10.2	May 31, 2013
10.48	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.49§
Arrangement for directors' fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 6, 2015)
12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101	The following materials from Air Lease Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				Filed herewith

†
The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§
Management contract or compensatory plan or arrangement.