Form 10-Q
period 2015-03-31
AIR LEASE CORP
filed 2015-05-07
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 7, 2015, there were 102,578,955 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2015

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

•                                          our inability to sell aircraft on favorable terms;

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

•                                          potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•                                          the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$210,156	$282,819
Restricted cash	16,979	7,469
Flight equipment subject to operating leases	10,443,320	9,832,421
Less accumulated depreciation	(969,204)	(878,617)
	9,474,116	8,953,804
Deposits on flight equipment purchases	1,147,637	1,144,603
Other assets	296,350	302,485
Total assets	$11,145,238	$10,691,180
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$250,068	$190,952
Debt financing, net of discounts and issuance costs	6,954,802	6,630,758
Security deposits and maintenance reserves on flight equipment leases	744,118	698,172
Rentals received in advance	77,065	75,877
Deferred tax liability	334,001	323,359
Total liabilities	$8,360,054	$7,919,118
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,558,529 and 102,392,208 shares at March 31, 2015 and December 31, 2014, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,213,370	2,215,479
Retained earnings	570,804	555,573
Total shareholders’ equity	$2,785,184	$2,772,062
Total liabilities and shareholders’ equity	$11,145,238	$10,691,180

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenues
Rental of flight equipment	$269,256	$230,391
Aircraft sales, trading and other	9,059	15,894
Total revenues	278,315	246,285

Expenses
Interest	55,403	44,358
Amortization of debt discounts and issuance costs	7,682	6,490
Interest expense	63,085	50,848

Depreciation of flight equipment	91,012	78,142
Settlement	72,000	—
Selling, general and administrative	19,098	19,186
Stock-based compensation	3,146	3,400
Total expenses	248,341	151,576

Income before taxes	29,974	94,709
Income tax expense	(10,642)	(33,312)
Net income	$19,332	$61,397

Net income per share of Class A and Class B common stock:
Basic	$0.19	$0.60
Diluted	$0.19	$0.57
Weighted-average shares outstanding
Basic	102,455,040	101,857,176
Diluted	110,558,709	110,037,382

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2014	—	$—	102,392,208	$1,010	—	$—	$2,215,479	$555,573	$2,772,062
Issuance of common stock upon vesting of restricted stock units	—	—	297,255	—	—	—	47	—	47
Stock-based compensation expense	—	—	—	—	—	—	3,146	—	3,146
Cash dividends (declared $0.04 per share)	—	—	—	—	—	—	—	(4,101)	(4,101)
Tax withholding related to vesting of restricted stock units	—	—	(130,934)	—	—	—	(5,302)	—	(5,302)
Net income	—	—	—	—	—	—	—	19,332	19,332
Balance at March 31, 2015	—	$—	102,558,529	$1,010	—	$—	$2,213,370	$570,804	$2,785,184

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating Activities
Net income	$19,332	$61,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	91,012	78,142
Settlement	72,000	—
Stock-based compensation	3,146	3,400
Deferred taxes	10,642	33,312
Amortization of discounts and debt issuance costs	7,682	6,490
Gain on aircraft sales, trading and other activity	(8,030)	(14,430)
Changes in operating assets and liabilities:
Other assets	20,005	12,482
Accrued interest and other payables	(7,476)	347
Rentals received in advance	1,188	(900)
Net cash provided by operating activities	209,501	180,240
Investing Activities
Acquisition of flight equipment under operating lease	(488,175)	(176,104)
Payments for deposits on flight equipment purchases	(162,660)	(137,318)
Proceeds from aircraft sales, trading and other activity	102,423	61,854
Acquisition of furnishings, equipment and other assets	(65,174)	(49,771)
Net cash used in investing activities	(613,586)	(301,339)
Financing Activities
Issuance of common stock upon exercise of options	—	390
Cash dividends paid	(4,094)	(3,055)
Tax withholdings on stock-based compensation	(5,302)	(2,054)
Net change in unsecured revolving facilities	(231,000)	(233,000)
Proceeds from debt financings	692,134	520,635
Payments in reduction of debt financings	(144,034)	(201,953)
Net change in restricted cash	(9,510)	10,567
Debt issuance costs	(978)	(2,306)
Security deposits and maintenance reserve receipts	37,226	34,394
Security deposits and maintenance reserve disbursements	(3,020)	(16,614)
Net cash provided by financing activities	331,422	107,004
Net decrease in cash	(72,663)	(14,095)
Cash and cash equivalents at beginning of period	282,819	270,173
Cash and cash equivalents at end of period	$210,156	$256,078
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $10,704 and $10,391 at March 31, 2015 and 2014, respectively	$62,472	$43,256
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$239,276	$74,428
Cash dividends declared, not yet paid	$4,101	$3,059

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Company Background and Overview

Air Lease Corporation, together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).  We lease these aircraft to airlines throughout the world to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2015, and for all periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 3.         Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 (“ASU 2015-03”), “Interest-Imputation of Interest (Subtopic 835-30)”.  The amendments in ASU 2015-03 requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and is applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.

The Company early adopted ASU 2015-03 as of March 31, 2015.  Prior to ASU 2015-03, deferred debt issuance costs were reported on the balance sheet as assets and amortized as interest expense.  The amendments in ASU 2015-03 require debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, in the same manner as debt discounts or premiums.  The Consolidated Balance Sheet as of December 31, 2014 has been adjusted to apply the change in accounting principle retrospectively.  There is no effect on the income statement as a result of the change in accounting principle.  Debt issuance costs of $83.6 million previously reported as assets on the Consolidated Balance Sheet as of December 31, 2014 have been reclassified as a direct deduction from the carrying amount of the related debt liability.

Note 4.         Debt Financing

The Company’s consolidated debt as of March 31, 2015 and December 31, 2014 are summarized below (in thousands):

	March 31, 2015	December 31, 2014
Unsecured
Senior notes	$5,177,769	$4,579,194
Revolving credit facilities	338,000	569,000
Term financings	283,025	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	5,998,794	5,544,340
Secured
Term financings	589,890	636,411
Warehouse facility	403,451	484,513
Export credit financing	63,220	64,884
Total secured debt financing	1,056,561	1,185,808

Total debt financing	7,055,355	6,730,148
Less: Debt discounts and issuance costs	(100,553)	(99,390)
Debt financing, net of discounts and issuance costs	$6,954,802	$6,630,758

The Company’s secured obligations as of March 31, 2015 and December 31, 2014 are summarized below (in thousands, except number of aircraft which are reflected in units):

	March 31, 2015	December 31, 2014
Nonrecourse	$403,451	$484,513
Recourse	653,110	701,295
Total secured debt financing	$1,056,561	$1,185,808
Number of aircraft pledged as collateral	34	38
Net book value of aircraft pledged as collateral	$1,789,097	$1,935,711

Senior unsecured notes

On January 14, 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

As of March 31, 2015, the Company had $5.2 billion in senior unsecured notes outstanding.  As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.

Unsecured revolving credit facilities

In March 2015, the Company increased the aggregate capacity of its Syndicated Unsecured Revolving Credit Facility by $210.0 million to $2.3 billion. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and includes a 0.25% facility fee.

The total amount outstanding under our unsecured revolving credit facilities was $338.0 million and $569.0 million as of March 31, 2015 and December 31, 2014, respectively.

Unsecured term financings

During the three months ended March 31, 2015, the Company entered into a $100.0 million one year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of March 31, 2015 and December 31, 2014 was $283.0 million and $196.1 million, respectively.

Warehouse facility

As of March 31, 2015, the Company had borrowed $403.5 million under the 2010 Warehouse Facility and pledged 15 aircraft as collateral with a net book value of $630.0 million. As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

Maturities

Maturities of debt outstanding as of March 31, 2015 are as follows (in thousands):

Years ending December 31,
2015	$171,577
2016	954,872
2017	1,393,510
2018	1,289,776
2019	1,104,898
Thereafter	2,140,722
Total	$7,055,355

Note 5.     Commitments and Contingencies

As of March 31, 2015, the Company had commitments to acquire a total of 411 new aircraft scheduled to deliver through 2024.

In March 2015, the Company entered into definitive agreements with Airbus S.A.S. (“Airbus”) to purchase 57 aircraft which were previously subject to memorandums of understanding. We agreed to purchase 25 A330neo aircraft, 30 A321neo LR aircraft, an incremental A350 aircraft and an additional A321-200 aircraft. Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023.

Scheduled deliveries of the 411 new aircraft the Company has committed to purchase are as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/A321-200(1)	6	1	—	—	—	—	7
Airbus A320/321neo(2)	—	3	12	17	27	81	140
Airbus A330-800/900neo	—	—	—	5	5	15	25
Airbus A350-900/1000	—	—	—	2	2	22	26
Boeing 737-800	17	15	11	—	—	—	43
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	6	6	2	—	—	—	14
Boeing 787-9/10	—	3	1	7	7	27	45
ATR 42/72-600	1	5	1	—	—	—	7
Total	30	33	27	39	59	223	411

(1)   All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)   Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $32.9 billion at March 31, 2015 are as follows (in thousands):

Years ending December 31,
2015	$1,794,679
2016	2,371,933
2017	1,976,016
2018	3,623,102
2019	4,737,097
Thereafter	18,420,914
Total	$32,923,741

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.15 billion and $1.14 billion as of March 31, 2015 and December 31, 2014, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of March 31, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2022 and continue through 2023.

Note 6.        Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of March 31, 2015, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  The Company excluded 936,968 and 1,789,586 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2015 and 2014, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended March 31,
	2015	2014
Basic net income per share:
Numerator
Net income	$19,332	$61,397
Denominator
Weighted-average common shares outstanding	102,455,040	101,857,176
Basic net income per share	$0.19	$0.60
Diluted net income per share:
Numerator
Net income	$19,332	$61,397
Assumed conversion of convertible senior notes	1,433	1,433
Net income plus assumed conversions	$20,765	$62,830
Denominator
Number of shares used in basic computation	102,455,040	101,857,176
Weighted-average effect of dilutive securities	8,103,669	8,180,206
Number of shares used in per share computation	110,558,709	110,037,382
Diluted net income per share	$0.19	$0.57

Note 7.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of March 31, 2015 or December 31, 2014.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2015 was $7.3 billion compared to a book value of $7.1 billion. The estimated fair value of debt financing as of December 31, 2014 was $7.0 billion compared to a book value of $6.7 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at March 31, 2015, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2015 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.         Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2015, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,648,524, which includes 1,648,524 shares which were previously reserved for issuance under the 2010 Plan. Options are generally granted for a term of 10 years and generally vest over a three year period. The

Company has issued RSUs with three different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals and time based RSUs that vest ratably over a time period of three years. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $3.1 million and $3.4 million of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

A summary of stock option activity for the three month period ended March 31, 2015 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2014	3,312,158	$20.40	5.49	$46,077
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Balance at March 31, 2015	3,312,158	$20.40	5.24	$57,438
Vested and exercisable as of March 31, 2015	3,312,158	$20.40	5.24	$57,438

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of March 31, 2015.  As a result, there was no stock-based compensation expense related to stock options for the three months ended March 31, 2015 and the three months ended March 31, 2014.

The following table summarizes additional information regarding exercisable and vested stock options at March 31, 2015:

	Stock options exercisable and vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,162,158	5.21
$28.80	150,000	6.07
$20.00 - $28.80	3,312,158	5.24

Restricted Stock Units

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of book value and time based RSUs is determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of TSR RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the three months ended March 31, 2015, the Company granted 395,584 RSUs of which 174,784 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2015:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2014	969,225	$33.51
Granted	395,584	45.26
Vested	(296,073)	27.36
Forfeited/canceled	(85,768)	25.13
Unvested at March 31, 2015	982,968	$40.82
Expected to vest after March 31, 2015(1)	970,840	41.55

(1)         RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $3.1 million and $3.4 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $26.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 2.3 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware limited liability company—Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  During the three months ended March 31, 2015, we recognized $1.7 million of gains on the sale of aircraft to Blackbird.  During the year ended December 31, 2014, the Company recognized $9.0 million of gains on the sale of aircraft to Blackbird. As of March 31, 2015 and December 31, 2014, the amount due from Blackbird to the Company are $527,000 and $454,000, respectively. The Company’s investment in Blackbird was $11.7 million and $10.1 million as of March 31, 2015 and December 31, 2014, respectively.

Note 10. Litigation

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. (“AIG”) and International Lease Finance Corporation (“ILFC”) (the “AIG/ILFC Complaint”). The complaint also named as defendants certain executive officers and employees of the Company.  AIG withdrew as a plaintiff on all but one cause of action that was not asserted against the Company. Among other things, the complaint, as amended, alleged breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint sought an unspecified amount of damages and injunctive relief.

On August 15, 2013, the Company filed a cross-complaint against ILFC and AIG (the “Cross-Complaint”). The Cross-Complaint, as amended, alleged breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation. The Cross-Complaint sought compensatory damages in excess of $500 million.

The matters set forth in the AIG/ILFC Complaint and the Cross-Complaint are collectively referred to as the “litigation”.

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release (the “Settlement Agreement”) with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation will be dismissed with prejudice, (ii) each of the parties to the litigation will receive full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company will pay AIG the sum of $36.0 million no later than June 30, 2015, and an additional sum of $36.0 million no later than September 30, 2015. The Company has accrued for these payments in accrued interest and other payables on the Consolidated Balance Sheet as of March 31, 2015 and recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the three months ended March 31, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation.  On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.

Note 11. Related Party Transactions

The Company has a Master Servicing Agreement dated October 25, 2013 (“Master Servicing Agreement”) with Commonwealth Bank of Australia and/or its subsidiaries (collectively “Commonwealth Bank”). Under the Master Servicing Agreement we consolidated all of our prior aircraft servicing agreements for the aircraft we manage for Commonwealth Bank. Commonwealth Bank beneficially owns more than 5% of our Class A common stock.

Under the Master Servicing Agreement, we manage on behalf of Commonwealth Bank or its subsidiaries the leasing and remarketing of aircraft for subsequent leases or for sale. For these services, Commonwealth Bank pays us a percentage of the rent for the aircraft and will pay us a percentage of the proceeds if the aircraft is sold.  As of March 31, 2015, all of the aircraft we manage for Commonwealth Bank are pursuant to the Master Servicing Agreement.  During the quarter ended March 31, 2015, we agreed to manage the lease of an additional aircraft to a third-party pursuant to the Master Servicing Agreement.  We may earn an aggregate of approximately $0.1 million in fees under the Master Servicing Agreement in connection with the management of the additional lease.  As of March 31, 2015, the Company managed a total of 12 aircraft for Commonwealth Bank.

In addition, Commonwealth Bank is a participant lender in the Syndicated Unsecured Revolving Credit Facility and the 2010 Warehouse Facility. See note 4 of Notes to Consolidated Financial Statements for further details regarding the terms of the financings.

Note 12.  Subsequent Events

On May 6, 2015, our board of directors approved a quarterly cash dividend of $0.04 per share on our outstanding common stock. The dividend will be paid on July 6, 2015 to holders of record of our common stock as of June 15, 2015.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third-parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our indebtedness and the terms of our aircraft sales and trading activities.

During the quarter ended March 31, 2015, we took delivery of 10 aircraft from our new order pipeline and two used aircraft acquired in the secondary market and sold two aircraft, ending the year with a total of 223 aircraft. We leased and managed aircraft to a globally diversified customer base comprised of 82 airlines in 47 countries. The weighted average lease term remaining on our operating lease portfolio was 7.1 years and the weighted average age of our fleet was 3.5 years as of March 31, 2015. Our fleet grew by 5.8% based on net book value to $9.5 billion as of March 31, 2015 compared to $9.0 billion as of December 31, 2014. All of the aircraft in our fleet were leased as of March 31, 2015 and December 31, 2014.  In addition, we increased our managed fleet from 17 aircraft as of December 31, 2014 to 19 aircraft as of March 31, 2015.

The acquisition and lease of additional aircraft led to an increase of $38.9 million, or 16.9%, in our rental revenue to $269.3 million for the quarter ended March 31, 2015, compared to $230.4 million for the quarter ended March 31, 2014.  Due to the timing of aircraft deliveries the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.

In March 2015, we entered into a definitive agreement and amendments to existing agreements with Airbus to purchase 57 aircraft which were previously subject to memorandums of understanding. We agreed to purchase 25 A330neo aircraft, 30 A321neo LR aircraft, an incremental A350 aircraft and an additional A321-200 aircraft. Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023.

In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%. In March 2015, the Company amended its Syndicated Unsecured Revolving Credit Facility increasing the capacity by $210.0 million to $2.3 billion. We ended the first quarter of 2015 with total debt outstanding of $7.0 billion, of which 80.0% was at a fixed-rate and 85.0% was unsecured, with a composite cost of funds of 3.71%.

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into the Settlement Agreement with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 10: Litigation, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  In connection with the settlement, we recorded an expense of $72.0 million before taxes for the three months ended March 31, 2015.

We recorded income before taxes of $30.0 million for the quarter ended March 31, 2015 compared to $94.7 million for the quarter ended March 31, 2014. Our net income for the quarter ended March 31, 2015 was $19.3 million compared to $61.4 million for the quarter ended March 31, 2014. Our diluted earnings per share for the quarter ended March 31, 2015 was $0.19 compared to $0.57 for the quarter ended March 31, 2014. Reported income before income taxes, net income and diluted earnings per share were negatively impacted by $72.0 million, $46.4 million and $0.42 per share, respectively, for the litigation settlement discussed above.

Excluding the litigation settlement expense, our adjusted income before taxes was $102.0 million for the quarter ended March 31, 2015 compared to $94.7 million for the quarter ended March 31, 2014, an increase of $7.3 million or 7.7%. Our adjusted pretax profit margin for the quarter ended March 31, 2015 was 36.6%, compared to 38.5% for the quarter ended March 31, 2014. Adjusted diluted earnings per share increased to $0.61 for the quarter ended March 31, 2015, compared to $0.57 for the quarter ended March 31, 2014. Adjusted income before taxes and adjusted earnings per share are measures of financial and operational performance that are not defined by GAAP. See note 1 under the “Results of Operations” table below for a discussion of adjusted income before taxes and adjusted diluted earnings per share as non-GAAP measures and reconciliation of these measures to net income.

Our fleet

Portfolio metrics of our aircraft portfolio as of March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Owned fleet	223	213
Managed fleet	19	17
Weighted-average fleet age(1)	3.5 years	3.5 years
Weighted-average remaining lease term(1)	7.1 years	7.3 years
Aggregate fleet net book value	$9,474,116	$8,953,804

(1)         Weighted-average fleet age and remaining lease term calculated based on net book value of ALC’s owned fleet.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
Region	Net Book Value	% of Total	Net Book Value	% of Total
Asia	$4,022,224	42.5%	$3,838,523	42.9%
Europe	3,103,481	32.8%	2,953,232	33.0%
Central America, South America and Mexico	815,385	8.6%	778,991	8.7%
The Middle East and Africa	658,101	6.9%	498,896	5.6%
Pacific, Australia, New Zealand	467,443	4.9%	471,630	5.2%
U.S. and Canada	407,482	4.3%	412,532	4.6%
Total	$9,474,116	100.0%	$8,953,804	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	5	2.2%	5	2.3%
Airbus A320-200	39	17.5%	39	18.3%
Airbus A321-200	23	10.3%	20	9.4%
Airbus A330-200	16	7.2%	16	7.5%
Airbus A330-300	5	2.2%	5	2.3%
Boeing 737-700	8	3.6%	8	3.8%
Boeing 737-800	65	29.2%	61	28.6%
Boeing 767-300ER	1	0.5%	1	0.5%
Boeing 777-200ER	1	0.5%	1	0.5%
Boeing 777-300ER	11	4.9%	9	4.2%
Embraer E175	7	3.1%	7	3.3%
Embraer E190	23	10.3%	23	10.8%
ATR 72-600	19	8.5%	18	8.5%
Total	223	100.0%	213	100.0%

As of March 31, 2015, we had commitments to acquire a total of 411 new aircraft for delivery as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/A321-200(1)	6	1	—	—	—	—	7
Airbus A320/321neo(2)	—	3	12	17	27	81	140
Airbus A330-800/900neo	—	—	—	5	5	15	25
Airbus A350-900/1000	—	—	—	2	2	22	26
Boeing 737-800	17	15	11	—	—	—	43
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	6	6	2	—	—	—	14
Boeing 787-9/10	—	3	1	7	7	27	45
ATR 42/72-600	1	5	1	—	—	—	7
Total	30	33	27	39	59	223	411

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)         Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Our lease placements are progressing in line with expectations. As of March 31, 2015 and through May 7, 2015, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2015	30	30	100.0%
2016	33	29	87.9%
2017	27	15	55.6%
2018	39	18	46.2%
2019	59	6	10.2%
Thereafter	223	3	1.3%
Total	411	101

As of March 31, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2022 and continue through 2023.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In the last three years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand grew 5.9% in 2014 over the prior year. In 2013, global passenger traffic demand grew 5.2% compared to 2012, which was aligned with the annual growth rate over the past 30 years.  The number of aircraft in service also has grown steadily.  Additionally, the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

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

In January 2015, we completed a senior unsecured notes offering of $600.0 million due 2022 at 3.75%. This transaction increased our liquidity, the duration of our debt and our percentage of unsecured and fixed rate debt. Accordingly, the Company’s unsecured debt increased to $6.0 billion as of March 31, 2015 from $5.5 billion as of December 31, 2014. The Company’s unsecured debt as a percentage of total debt increased to 85.0% as of March 31, 2015 from 82.4% as of December 31, 2014. The Company’s fixed rate debt as a percentage of total debt increased to 80.0% as of March 31, 2015 from 75.3% as of December 31, 2014.

We increased our cash flows from operations by 16.2% or $29.3 million, to $209.5 million for the three months ended March 31, 2015 as compared to $180.2 million for the three months ended March 31, 2014.  Our cash flows from operations increased primarily because of the lease of additional aircraft. Our cash used in investing activities increased by 103.6% or $312.2 million to $613.6 million for the three months ended March 31, 2015 as compared to $301.3 million for the three months ended March 31, 2014. Our cash used in investing activities increased primarily as a result of an increase in aircraft purchases during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our cash flows from financing activities increased by 209.7% or $224.4 million to $331.4 million for the three months ended March 31, 2015 as compared to $107.0 million for the three months ended March 31, 2014. Our cash flows from financing activities increased primarily as a result of an increase in proceeds from debt financings during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

We ended the first quarter of 2015 with available liquidity of $2.5 billion which is comprised of unrestricted cash of $210.2 million and undrawn balances under our 2010 Warehouse Facility, and our unsecured revolving credit facilities of $2.3 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for 2015 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. Our debt financing plan is focused on continuing to raise unsecured debt in the global bank and capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

We are in compliance in all material respects with all covenants or other requirements in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Debt

Our debt financing was comprised of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Unsecured
Senior notes	$5,177,769	$4,579,194
Revolving credit facilities	338,000	569,000
Term financings	283,025	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	5,998,794	5,544,340
Secured
Term financings	589,890	636,411
Warehouse facility	403,451	484,513
Export credit financing	63,220	64,884
Total secured debt financing	1,056,561	1,185,808

Total debt financing	7,055,355	6,730,148
Less: Debt discounts and issuance costs	(100,553)	(99,390)
Debt financing, net of discounts and issuance costs	$6,954,802	$6,630,758
Selected interest rates and ratios:
Composite interest rate(1)	3.71%	3.64%
Composite interest rate on fixed-rate debt(1)	4.17%	4.22%
Percentage of total debt at fixed-rate	80.01%	75.26%

(1)This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

On January 14, 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

As of March 31, 2015, the Company had $5.2 billion in senior unsecured notes outstanding.  As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.

Unsecured revolving credit facilities

In March 2015, the Company completed amendments to its Syndicated Unsecured Revolving Credit Facility.  Pursuant to the amendments, we have increased the aggregate capacity by a total of $210.0 million to $2.3 billion. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and include a 0.25% facility fee.

The total amount outstanding under our unsecured revolving credit facilities was $338.0 million and $569.0 million as of March 31, 2015 and December 31, 2014, respectively.

Unsecured term financings

During the three months ended March 31, 2015, the Company entered into a $100.0 million one year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of March 31, 2015 and December 31, 2014 was $283.0 million and $196.1 million, respectively.

Warehouse facility

As of March 31, 2015, the Company had borrowed $403.5 million under the 2010 Warehouse Facility and pledged 15 aircraft as collateral with a net book value of $630.0 million. As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

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

Results of Operations

The following table presents our historical operating results for the three month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenues
Rental of flight equipment	$269,256	$230,391
Aircraft sales, trading and other	9,059	15,894
Total revenues	278,315	246,285
Expenses
Interest	55,403	44,358
Amortization of debt discounts and issuance costs	7,682	6,490
Interest expense	63,085	50,848
Depreciation of flight equipment	91,012	78,142
Settlement	72,000	—
Selling, general and administrative	19,098	19,186
Stock-based compensation	3,146	3,400
Total expenses	248,341	151,576
Income before taxes	29,974	94,709
Income tax expense	(10,642)	(33,312)
Net income	$19,332	$61,397

Net income per share of Class A and B common stock
Basic	$0.19	$0.60
Diluted	$0.19	$0.57

Other financial data
Adjusted income before taxes(1)	$101,974	$94,709
Adjusted earnings per share(1)	$0.61	$0.57

(1)   Adjusted income before taxes (defined as income before taxes before settlement expense), adjusted diluted earnings per share (defined as net income before settlement expense and tax effect divided by the weighted average diluted common shares outstanding), adjusted net income (defined as income before settlement expense and tax effect) and adjusted net income plus assumed conversions (defined as net income before settlement expense and tax effect after assumed conversion of convertible senior notes) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to income before taxes, earnings per share, diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted income before taxes, adjusted diluted earnings per share, adjusted net income and adjusted net income plus assumed conversions are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted income before taxes, adjusted diluted earnings per share, adjusted net income and adjusted net income plus assumed conversions to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the one-time impact of settlement expense in the first quarter of 2015 from our operating results.  Adjusted income before taxes, adjusted diluted earnings per share, adjusted net income and adjusted net income plus assumed conversions, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted income before taxes, adjusted diluted earnings per share, adjusted net income and adjusted net income plus assumed conversions do not reflect our cash expenditures or changes in or cash requirements for our working capital needs.  In addition, our calculation of adjusted income before taxes, adjusted diluted earnings per share, adjusted net income and adjusted net income plus assumed conversions may differ from the adjusted income before taxes, adjusted diluted earnings per share, adjusted net income and adjusted net income plus assumed conversions or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted income before taxes (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Reconciliation of net income to adjusted income before taxes:
Net income	$19,332	$61,397
Income tax expense	10,642	33,312
Settlement	72,000	—
Adjusted income before taxes	$101,974	$94,709

The following table shows the reconciliation of net income to adjusted diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share:
Net income	$19,332	$61,397
Settlement	72,000	—
Tax effect	(25,563)	—
Adjusted net income	$65,769	$61,397
Assumed conversion of convertible senior notes	1,433	1,433
Adjusted net income plus assumed conversions	$67,202	$62,830
Weighted-average diluted shares outstanding	110,558,709	110,037,382
Adjusted diluted earnings per share	$0.61	$0.57

Three months ended March 31, 2015, compared to the three months ended March 31, 2014

Rental revenue

As of March 31, 2015, we owned 223 aircraft at a total cost of $9.5 billion and recorded $269.3 million in rental revenue for the quarter then ended, which included overhaul revenue of $6.8 million. In the prior year, as of March 31, 2014, we owned 196 aircraft at a total cost of $9.8 billion and recorded $230.4 million in rental revenue for the year quarter ended March 31, 2014, which included overhaul revenue of $6.1 million.  The increase in rental revenue was attributable to the delivery of 12 additional aircraft, all of which were leased at the time of delivery, partially offset by the sale of two aircraft from our operating lease portfolio. Due to the timing of aircraft deliveries and sales, the full impact on rental revenue will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of March 31, 2015 and March 31, 2014.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $9.1 million for the three months ended March 31, 2015 compared to $15.9 million for the three months ended March 31, 2014.  During the quarter ended March 31, 2015, we recorded $7.5 million in gains from the sale of two aircraft from our operating lease portfolio. During the quarter ended March 31, 2014, we recorded $14.2 million in gains from (i) the sale of two aircraft from our operating lease portfolio, (ii) trading of two Boeing 737-300 aircraft and (iii) insurance proceeds received in excess of the book value relating to the loss of an aircraft in 2013.

Interest expense

Interest expense totaled $63.1 million for the three months ended March 31, 2015 compared to $50.8 million for the three months ended March 31, 2014. The change was primarily due to an increase in our average outstanding debt balances resulting in an $11.0 million increase in interest expense and an increase of $1.2 million in amortization of discounts and debt issuance costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $91.0 million in depreciation expense of flight equipment for the three months ended March 31, 2015 compared to $78.1 million for the three months ended March 31, 2014. The increase in depreciation expense for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.1 million for the three months ended March 31, 2015 compared to $19.2 million for the three months ended March 31, 2014. Selling, general and administrative expense as a percentage of revenue decreased to 6.9% for the three months ended March 31, 2015 compared to 7.8% for the three months ended March 31, 2014. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Settlement expense

We recorded settlement expense of $72.0 million for the three months ended March 31, 2015 as a result of the Settlement Agreement entered into by and between the Company, certain executive officers and employees of the Company, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 10: Litigation, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Taxes

The effective tax rate was 35.5% and 35.2% for the three months ended March 31, 2015 and 2014, respectively.  The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

For the three months ended March 31, 2015, we reported consolidated net income of $19.3 million, or $0.19 per diluted share, compared to consolidated net income of $61.4 million, or $0.57 per diluted share, for the three months ended March 31, 2014. The decrease in net income for the three months ended March 31, 2015, compared to the same period in 2014, was primarily attributable to an increase in interest expense and settlement expense recorded in the quarter.

Contractual Obligations

Our contractual obligations as of March 31, 2015, are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations	$171,577	$954,872	$1,393,510	$1,289,776	$1,104,898	$2,140,722	$7,055,355
Interest payments on debt outstanding(1)	193,261	250,279	194,057	143,265	107,678	210,006	1,098,546
Purchase commitments	1,794,679	2,371,933	1,976,016	3,623,102	4,737,097	18,420,914	32,923,741
Operating leases	1,859	2,541	2,617	2,696	2,777	12,610	25,100
Total	$2,161,376	$3,579,625	$3,566,200	$5,058,839	$5,952,450	$20,784,252	$41,102,742

(1)    Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2015.

(2)    The table above does not include our upcoming cash payments of (i) $36.0 million, which will be paid no later than June 30, 2015, and (ii) an additional sum of $36.0 million, which will be paid no later than September 30, 2015, pursuant to the terms of the Settlement Agreement discussed above in Note 10: Litigation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2014. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the three months ended March 31, 2015.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of March 31, 2015 and December 31, 2014, we had $1.4 billion and $1.7 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $14.1 million and $16.7 million as of March 31, 2015 and December 31, 2014, respectively, each on an annualized basis, which would put downward pressure on our operating margins. The change in interest expense the Company would incur is primarily due to a change in total floating-rate debt outstanding as of March 31, 2015 compared to December 31, 2014.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of March 31, 2015 and December 31, 2014, 0.7% and 0.8%, respectively, of our lease revenues were denominated in Euros. The decrease in lease revenues denominated in Euros is primarily due to the growth of our operating lease portfolio. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by American International Group, Inc. (“AIG”) and International Lease Finance Corporation (“ILFC”) (the “AIG/ILFC Complaint”). The complaint also named as defendants certain executive officers and employees of the Company.  AIG withdrew as a plaintiff on all but one cause of action that was not asserted against the Company. Among other things, the complaint, as amended, alleged breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities. The complaint sought an unspecified amount of damages and injunctive relief.

On August 15, 2013, the Company filed a cross-complaint against ILFC and AIG (the “Cross-Complaint”). The Cross-Complaint, as amended, alleged breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation. The Cross-Complaint sought compensatory damages in excess of $500 million.

The matters set forth in the AIG/ILFC Complaint and the Cross-Complaint are collectively referred to as the “litigation”.

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release (the “Settlement Agreement”) with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation will be dismissed with prejudice, (ii) each of the parties to the litigation will receive full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company will pay AIG the sum of $36.0 million no later than June 30, 2015, and an additional sum of $36.0 million no later than September 30, 2015. The Company has accrued for these payments in accrued interest and other payables on the Consolidated Balance Sheet as of March 31, 2015 and recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the three months ended March 31, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation.  On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

4.1

Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2015 (File No. 001-35121)).

10.1†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.

10.2†	Amendment No. 1 to the A350 Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.3†	Amendment No. 2 to the A350 Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.4†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

May 7, 2015	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2015	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

4.1

Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2015 (File No. 001-35121)).

10.1†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.

10.2†	Amendment No. 1 to the A350 Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.3†	Amendment No. 2 to the A350 Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.4†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                                         The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.