Form 10-Q
period 2015-06-30
AIR LEASE CORP
filed 2015-08-06
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 6, 2015, there were 102,580,955 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2015

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

PART I—FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$162,989	$282,819
Restricted cash	8,533	7,469
Flight equipment subject to operating leases	11,082,068	9,832,421
Less accumulated depreciation	(1,012,674)	(878,617)
	10,069,394	8,953,804
Deposits on flight equipment purchases	1,024,945	1,144,603
Other assets	400,345	302,485
Total assets	$11,666,206	$10,691,180
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$362,250	$190,952
Debt financing, net of discounts and issuance costs	7,220,460	6,630,758
Security deposits and maintenance reserves on flight equipment leases	763,765	698,172
Rentals received in advance	81,815	75,877
Deferred tax liability	376,055	323,359
Total liabilities	$8,804,345	$7,919,118
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,580,955 and 102,392,208 shares at June 30, 2015 and December 31, 2014, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,218,034	2,215,479
Retained earnings	642,817	555,573
Total shareholders’ equity	$2,861,861	$2,772,062
Total liabilities and shareholders’ equity	$11,666,206	$10,691,180

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Revenues
Rental of flight equipment	$286,761	$242,538	$556,017	$472,929
Aircraft sales, trading and other	17,941	13,787	27,000	29,681
Total revenues	304,702	256,325	583,017	502,610

Expenses
Interest	58,148	47,335	113,551	91,693
Amortization of debt discounts and issuance costs	7,681	6,989	15,363	13,479
Interest expense	65,829	54,324	128,914	105,172

Depreciation of flight equipment	98,402	81,475	189,414	159,617
Settlement	—	—	72,000	—
Selling, general and administrative	17,729	19,906	36,827	39,092
Stock-based compensation	4,578	4,940	7,724	8,340
Total expenses	186,538	160,645	434,879	312,221

Income before taxes	118,164	95,680	148,138	190,389
Income tax expense	(42,046)	(33,643)	(52,688)	(66,955)
Net income	$76,118	$62,037	$95,450	$123,434

Net income per share of Class A and Class B common stock:
Basic	$0.74	$0.61	$0.93	$1.21
Diluted	$0.70	$0.58	$0.89	$1.15
Weighted-average shares outstanding
Basic	102,571,600	101,934,815	102,513,642	101,896,210
Diluted	110,737,844	110,056,625	110,645,314	109,967,199

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2014	—	$—	102,392,208	$1,010	—	$—	$2,215,479	$555,573	$2,772,062
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	319,681	—	—	—	133	—	133
Stock-based compensation expense	—	—	—	—	—	—	7,724	—	7,724
Cash dividends (declared $0.08 per share)	—	—	—	—	—	—	—	(8,206)	(8,206)
Tax withholding related to vesting of restricted stock units	—	—	(130,934)	—	—	—	(5,302)	—	(5,302)
Net income	—	—	—	—	—	—	—	95,450	95,450
Balance at June 30, 2015	—	$—	102,580,955	$1,010	—	$—	$2,218,034	$642,817	$2,861,861

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Operating Activities
Net income	$95,450	$123,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	189,414	159,617
Settlement	36,000	—
Stock-based compensation	7,724	8,340
Deferred taxes	52,696	66,955
Amortization of discounts and debt issuance costs	15,363	13,479
Gain on aircraft sales, trading and other activity	(23,987)	(27,735)
Changes in operating assets and liabilities:
Other assets	21,124	15,492
Accrued interest and other payables	2,331	13,759
Rentals received in advance	5,938	4,125
Net cash provided by operating activities	402,053	377,466
Investing Activities
Acquisition of flight equipment under operating lease	(1,336,979)	(728,702)
Payments for deposits on flight equipment purchases	(362,578)	(315,555)
Proceeds from aircraft sales, trading and other activity	517,880	201,772
Deposits from aircraft held for sale	151,109	—
Acquisition of furnishings, equipment and other assets	(129,472)	(107,795)
Net cash used in investing activities	(1,160,040)	(950,280)
Financing Activities
Issuance of common stock upon exercise of options	40	756
Cash dividends paid	(8,198)	(6,113)
Tax withholdings on stock-based compensation	(5,302)	(2,049)
Net change in unsecured revolving facilities	126,000	181,000
Proceeds from debt financings	712,134	540,635
Payments in reduction of debt financings	(260,812)	(296,149)
Net change in restricted cash	(1,064)	72,922
Debt issuance costs	(3,223)	(4,324)
Security deposits and maintenance reserve receipts	90,936	77,975
Security deposits and maintenance reserve disbursements	(12,354)	(17,565)
Net cash provided by financing activities	638,157	547,088
Net decrease in cash	(119,830)	(25,726)
Cash and cash equivalents at beginning of period	282,819	270,173
Cash and cash equivalents at end of period	$162,989	$244,447
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $20,702 and $21,225 at June 30, 2015 and 2014, respectively	$121,767	$96,828
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$664,128	$314,794
Cash dividends declared, not yet paid	$4,103	$3,059

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2015, and for all periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 3.         Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 (“ASU 2015-03”), “Interest-Imputation of Interest (Subtopic 835-30)”, that amends the presentation for debt issuance costs.  Upon adoption, such costs shall be presented on our Consolidated Balance Sheet as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in assets on our Consolidated Balance Sheet.  This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted.  Early adoption is permitted for financial statements that have not been previously issued.

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

Note 4.         Debt Financing

The Company’s consolidated debt as of June 30, 2015 and December 31, 2014 are summarized below (in thousands):

	June 30, 2015	December 31, 2014
Unsecured
Senior notes	$5,177,769	$4,579,194
Revolving credit facilities	695,000	569,000
Term financings	285,802	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	6,358,571	5,544,340
Secured
Term financings	520,853	636,411
Warehouse facility	374,595	484,513
Export credit financing	61,557	64,884
Total secured debt financing	957,005	1,185,808

Total debt financing	7,315,576	6,730,148
Less: Debt discounts and issuance costs	(95,116)	(99,390)
Debt financing, net of discounts and issuance costs	$7,220,460	$6,630,758

The Company’s secured obligations as of June 30, 2015 and December 31, 2014 are summarized below (in thousands, except number of aircraft which are reflected in units):

	June 30, 2015	December 31, 2014
Nonrecourse	$374,595	$484,513
Recourse	582,410	701,295
Total secured debt financing	$957,005	$1,185,808
Number of aircraft pledged as collateral	31	38
Net book value of aircraft pledged as collateral	$1,625,065	$1,935,711

Senior unsecured notes

As of June 30, 2015, the Company had $5.2 billion in senior unsecured notes outstanding.  As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.

In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

Unsecured revolving credit facilities

In June 2015, the Company completed an amendment to its Syndicated Unsecured Revolving Credit Facility that increased its capacity to $2.7 billion and extended the final maturity to May 5, 2019 for certain commitments under the facility. As a result of the transaction, lenders hold revolving commitments totaling $2.5 billion that mature on May 5, 2019, and lenders hold revolving commitments totaling $175.0 million that mature on May 5, 2018. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and includes a 0.25% facility fee, subject to reductions based on improvements in the Company’s credit ratings. The amendment also increased the uncommitted accordion feature of the facility, under which its aggregate principal amount can be increased up to $3.0 billion under certain circumstances.

The total amount outstanding under our unsecured revolving credit facilities was $695.0 million and $569.0 million as of June 30, 2015 and December 31, 2014, respectively.

Unsecured term financings

In March 2015, the Company entered into a $100.0 million one year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of June 30, 2015 and December 31, 2014 was $285.8 million and $196.1 million, respectively.

Warehouse facility

As of June 30, 2015, the Company had borrowed $374.6 million under the 2010 Warehouse Facility and pledged 14 aircraft as collateral with a net book value of $591.0 million. As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

Maturities

Maturities of debt outstanding as of June 30, 2015 are as follows (in thousands):

Years ending December 31,
2015	$64,854
2016	951,272
2017	1,383,910
2018	1,008,700
2019	1,762,518
Thereafter	2,144,322
Total	$7,315,576

Note 5.     Commitments and Contingencies

As of June 30, 2015, the Company had commitments to acquire a total of 399 new aircraft scheduled to deliver through 2024.

During the quarter ended June 30, 2015, we amended existing definitive purchase agreements with Airbus S.A.S. (“Airbus”) to purchase an additional A330-200 aircraft and two additional A320-200 aircraft.  Deliveries of the aircraft are scheduled for 2016.

In March 2015, the Company entered into definitive agreements with Airbus to purchase 57 aircraft which were previously subject to memorandums of understanding. We agreed to purchase 25 A330neo aircraft, 30 A321neo LR aircraft, an incremental A350 aircraft and an additional A321-200 aircraft. Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023.

Scheduled deliveries of the 399 new aircraft the Company has committed to purchase are as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/A321-200(1)	1	3	—	—	—	—	4
Airbus A320/321neo(2)	—	3	12	17	27	81	140
Airbus A330-200	—	1	—	—	—	—	1
Airbus A330-800/900neo	—	—	—	5	5	15	25
Airbus A350-900/1000	—	—	—	2	2	22	26
Boeing 737-800	10	15	11	—	—	—	36
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	2	6	2	—	—	—	10
Boeing 787-9/10	—	3	1	7	7	27	45
ATR 42/72-600	2	5	1	—	—	—	8
Total	15	36	27	39	59	223	399

(1)         All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)         Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $31.8 billion at June 30, 2015 are as follows (in thousands):

Years ending December 31,
2015	$845,017
2016	2,493,181
2017	1,952,942
2018	3,499,163
2019	4,603,331
Thereafter	18,441,943
Total	$31,835,577

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.0 billion and $1.1 billion as of June 30, 2015 and December 31, 2014, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of June 30, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2022 and continue through 2023.

Note 6.        Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of June 30, 2015, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  The Company excluded 982,769 and 953,865 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2015 and 2014, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income per share:
Numerator
Net income	$76,118	$62,037	$95,450	$123,434
Denominator
Weighted-average common shares outstanding	102,571,600	101,934,815	102,513,642	101,896,210
Basic net income per share	$0.74	$0.61	$0.93	$1.21
Diluted net income per share:
Numerator
Net income	$76,118	$62,037	$95,450	$123,434
Assumed conversion of convertible senior notes	1,446	1,447	2,877	2,880
Net income plus assumed conversions	$77,564	$63,484	$98,327	$126,314
Denominator
Number of shares used in basic computation	102,571,600	101,934,815	102,513,642	101,896,210
Weighted-average effect of dilutive securities	8,166,244	8,121,810	8,131,672	8,070,989
Number of shares used in per share computation	110,737,844	110,056,625	110,645,314	109,967,199
Diluted net income per share	$0.70	$0.58	$0.89	$1.15

Note 7.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2015 or December 31, 2014.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2015 was $7.5 billion compared to a book value of $7.3 billion. The estimated fair value of debt financing as of December 31, 2014 was $7.0 billion compared to a book value of $6.7 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at June 30, 2015, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2015 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.         Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2015, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,648,524, which includes 1,648,524 shares which were previously reserved for issuance under the 2010 Plan. Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with three different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals and time based RSUs that vest ratably over a time period of three years. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.6 million and $4.9 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively.  Stock-based compensation expense for the six months ended June 30, 2015 and 2014 totaled $7.7 million and $8.3 million, respectively.

Stock Options

A summary of stock option activity for the six month period ended June 30, 2015 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2014	3,312,158	$20.40	5.49	$46,077
Granted	—	$—	—	$—
Exercised	(2,000)	$20.00	—	$35
Forfeited/canceled	—	$—	—	$—
Balance at June 30, 2015	3,310,158	$20.40	4.99	$44,691
Vested and exercisable as of June 30, 2015	3,310,158	$20.40	4.99	$44,691

(1)         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of June 30, 2015.  As a result, there was no stock-based compensation expense related to Stock Options for the three and six months ended June 30, 2015 and 2014.

The following table summarizes additional information regarding exercisable and vested stock options at June 30, 2015:

	Stock options exercisable and vested
Range of exercise prices	Number of Shares	Weighted- Average Remaining Life (in years)
$20.00	3,160,158	4.96
$28.80	150,000	5.82
$20.00 - $28.80	3,310,158	4.99

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

During the six months ended June 30, 2015, the Company granted 427,194 RSUs of which 181,350 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2015:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2014	969,225	$33.51
Granted	427,194	$44.95
Vested	(315,315)	$27.98
Forfeited/canceled	(87,010)	$25.39
Unvested at June 30, 2015	994,094	$41.62
Expected to vest after June 30, 2015(1)	982,769	$41.62

(1)  RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $4.6 million and $4.9 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2015 and 2014, respectively.  The Company recorded $7.7 million and $8.3 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $23.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 2.1 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware limited liability company—Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  During the six months ended June 30, 2015, the Company recognized $2.1 million of gains on the sale of aircraft to Blackbird. As of June 30, 2015 and December 31, 2014, the amounts due from Blackbird to the Company were $574,000 and $454,000, respectively. The Company’s investment in Blackbird was $15.5 million and $10.1 million as of June 30, 2015 and December 31, 2014, respectively.

Note 10. Flight Equipment Held for Sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under GAAP to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. At the time aircraft are sold, or classified as flight equipment held for sale, the cost and accumulated depreciation are removed from the related accounts and depreciation expense is no longer recognized.

As of June 30, 2015, we had four aircraft that were classified as flight equipment held for sale, with a carrying value of $145.8 million which is included in other assets on the Consolidated Balance Sheet. We received deposits of $151.1 million for these aircraft during the second quarter ended June 30, 2015 which are included in accrued interest and other payables on the Consolidated Balance Sheet. We expect the sale of all four aircraft to be completed in 2015 and result in a gain of approximately $5.3 million. We ceased recognition of depreciation expense on these aircraft subsequent to transferring them from flight equipment subject to operating leases.

Note 11. Litigation

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

The matters set forth in the AIG/ILFC Complaint and the Cross-Complaint are collectively referred to as the “litigation.”

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release (the “Settlement Agreement”) with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation will be dismissed with prejudice, (ii) each of the parties to the litigation will receive full releases of all claims and counterclaims asserted in the litigation, and (iii)  the Company will pay AIG the sum of $36.0 million no later than June 30, 2015, and will pay an additional sum of $36.0 million no later than September 30, 2015. The Company paid AIG $36.0 million in June 2015 and has accrued for the remaining payment in accrued interest and other payables on the Consolidated Balance Sheet as of June 30, 2015. The Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the six months ended June 30, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation.  On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.

Note 12. Related Party Transactions

The Company has a Master Servicing Agreement dated October 25, 2013 (“Master Servicing Agreement”) with Commonwealth Bank of Australia and/or its subsidiaries (collectively “Commonwealth Bank”). Under the Master Servicing Agreement, we consolidated all of our prior aircraft servicing agreements for the aircraft we manage for Commonwealth Bank. Commonwealth Bank beneficially owns more than 5% of our Class A common stock.

Under the Master Servicing Agreement we manage on behalf of Commonwealth Bank or its subsidiaries, the leasing and remarketing of aircraft for subsequent leases or for sale. For these services, Commonwealth Bank pays us a percentage of the rent for the aircraft and will pay us a percentage of the proceeds if the aircraft is sold. During the six months ended June 30, 2015, we agreed to manage the lease of an additional aircraft to a third-party pursuant to the Master Servicing Agreement.  We may earn an aggregate of approximately $0.1 million in fees under the Master Servicing Agreement in connection with the management of the additional lease.  As of June 30, 2015, the Company managed a total of 12 aircraft for Commonwealth Bank.

In addition, Commonwealth Bank is a participant lender in the Syndicated Unsecured Revolving Credit Facility and the 2010 Warehouse Facility. See Note 4 of Notes to Consolidated Financial Statements for further details regarding the terms of the financings.

Note 13.  Subsequent Events

On August 5, 2015, our board of directors approved a quarterly cash dividend of $0.04 per share on our outstanding common stock. The dividend will be paid on October 6, 2015 to holders of record of our common stock as of September 10, 2015.

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

During the quarter ended June 30, 2015, we took delivery of 18 aircraft from our new order pipeline, sold 14 aircraft from our operating lease portfolio and transferred four aircraft to flight equipment held for sale, ending the quarter with a total of 223 aircraft. We leased and managed aircraft on lease to a globally diversified customer base comprised of 84 airlines in 47 countries. The weighted average lease term remaining on our operating lease portfolio was 7.5 years and the weighted average age of our fleet was 3.4 years as of June 30, 2015. Our fleet grew by 12.5% based on net book value to $10.1 billion as of June 30, 2015 compared to $9.0 billion as of December 31, 2014. All of the aircraft in our fleet were leased as of June 30, 2015 and December 31, 2014.  In addition, we increased our managed fleet to 24 aircraft as of June 30, 2015 from 17 aircraft as of December 31, 2014.

The acquisition and lease of additional aircraft, partially offset by the sale of aircraft, led to an increase of $44.2 million, or 18.2%, in our rental revenue to $286.8 million for the quarter ended June 30, 2015, compared to $242.5 million for the quarter ended June 30, 2014.  Due to the timing of aircraft deliveries and sales, the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods.  During the quarter ended June 30, 2015, we recorded gains of $16.5 million from the sale of 14 aircraft from our operating lease portfolio, compared to gains of $13.6 million from the sale of two aircraft from our operating lease portfolio and the trading of two aircraft for the quarter ended June 30, 2014.

During the quarter ended June 30, 2015, we amended existing definitive purchase agreements with Airbus to purchase an additional A330-200 aircraft and two additional A320-200 aircraft.  Deliveries of the aircraft are scheduled for 2016.

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

In June 2015, the Company amended its Syndicated Unsecured Revolving Credit Facility which increased its capacity to $2.7 billion and extended its availability period to May 2019 with an interest rate of LIBOR plus 1.25%.  In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%. We ended the second quarter of 2015 with total debt outstanding of $7.2 billion, of which 77.1% was at a fixed-rate and 86.9% was unsecured, with a composite cost of funds of 3.61%.

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into the Settlement Agreement with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 11: Litigation, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  In connection with the settlement, we recorded an expense of $72.0 million before taxes for the six months ended June 30, 2015.  The Company paid $36.0 million to AIG in June 2015 and will pay an additional sum of $36.0 million no later than September 30, 2015.

We recorded income before taxes of $118.2 million for the quarter ended June 30, 2015 compared to $95.7 million for the quarter ended June 30, 2014. Income before taxes for the six months ended June 30, 2015 decreased 22.2%, totaling $148.1 million compared to $190.4 million for the six months ended June 30, 2014.

Our net income for the quarter ended June 30, 2015 was $76.1 million compared to $62.0 million for the quarter ended June 30, 2014. Net income for the six months ended June 30, 2015 decreased 22.7%, to $95.5 million compared to $123.4 million for the six months ended June 30, 2014.  Our diluted earnings per share for the quarter ended June 30, 2015 was $0.70 compared to $0.58 for the quarter ended June 30, 2014.  Diluted earnings per share decreased to $0.89 for the six months ended June 30, 2015 compared to $1.15 for the six months ended June 30, 2014.  Our pretax profit margin for the three months ended June 30, 2015 was 38.8%, compared to 37.3% for the three months ended June 30, 2014. Reported income before taxes, net income and diluted earnings per share for the six months ended June 30, 2015 were negatively impacted by $72.0 million, $46.4 million and $0.42 per share, respectively, for the litigation settlement discussed above.

Excluding the litigation settlement expense, our adjusted income before income taxes was $220.1 million for the six months ended June 30, 2015 compared to $190.4 million for the six months ended June 30, 2014, an increase of $29.7 million or 15.6%. Our adjusted pretax profit margin for the six months ended June 30, 2015 was 37.8%, compared to 37.9% for the six months ended June 30, 2014. Adjusted diluted earnings per share increased to $1.31 for the six months ended June 30, 2015, compared to $1.15 for the six months ended June 30, 2014.  Adjusted income before taxes and adjusted diluted earnings per share are measures of financial and operational performance that are not defined by GAAP.  See note 1 under the “Results of Operations” table below for a discussion of adjusted earnings before income taxes and adjusted diluted earnings per share as non-GAAP measures and reconciliation of these measures to net income.

Our fleet

Portfolio metrics of our aircraft portfolio as of June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Owned fleet	223	213
Managed fleet	24	17
Weighted-average fleet age(1)	3.4 years	3.5 years
Weighted-average remaining lease term(1)	7.5 years	7.3 years
Aggregate fleet net book value	$10,069,394	$8,953,804

(1)   Weighted-average fleet age and remaining lease term calculated based on net book value of ALC’s owned fleet.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
Region	Net Book Value	% of Total	Net Book Value	% of Total
Asia	$4,250,508	42.2%	$3,838,523	42.9%
Europe	3,101,858	30.8%	2,953,232	33.0%
The Middle East and Africa	1,021,634	10.1%	498,896	5.6%
Central America, South America and Mexico	881,165	8.8%	778,991	8.7%
Pacific, Australia, New Zealand	431,136	4.3%	471,630	5.2%
U.S. and Canada	383,093	3.8%	412,532	4.6%
Total	$10,069,394	100.0%	$8,953,804	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	4	1.8%	5	2.3%
Airbus A320-200	38	17.0%	39	18.3%
Airbus A321-200	26	11.7%	20	9.4%
Airbus A330-200	16	7.2%	16	7.5%
Airbus A330-300	5	2.2%	5	2.3%
Boeing 737-700	8	3.6%	8	3.8%
Boeing 737-800	65	29.2%	61	28.6%
Boeing 767-300ER	1	0.4%	1	0.5%
Boeing 777-200ER	1	0.4%	1	0.5%
Boeing 777-300ER	15	6.7%	9	4.2%
Embraer E175	5	2.2%	7	3.3%
Embraer E190	21	9.5%	23	10.8%
ATR 42/72-600	18	8.1%	18	8.5%
Total	223	100.0%	213	100.0%

As of June 30, 2015, we had commitments to acquire a total of 399 new aircraft for delivery as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/A321-200(1)	1	3	—	—	—	—	4
Airbus A320/321neo(2)	—	3	12	17	27	81	140
Airbus A330-200	—	1	—	—	—	—	1
Airbus A330-800/900neo	—	—	—	5	5	15	25
Airbus A350-900/1000	—	—	—	2	2	22	26
Boeing 737-800	10	15	11	—	—	—	36
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	2	6	2	—	—	—	10
Boeing 787-9/10	—	3	1	7	7	27	45
ATR 42/72-600	2	5	1	—	—	—	8
Total	15	36	27	39	59	223	399

(1)  All of our Airbus A321-200 aircraft will be equipped with sharklets.

(2)  Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Our lease placements are progressing in line with expectations. As of June 30, 2015 and through August 6, 2015, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

Delivery year	Number of Aircraft	Number Leased	% Leased
2015	15	15	100.0%
2016	36	34	94.4%
2017	27	17	63.0%
2018	39	17	43.6%
2019	59	16	27.1%
Thereafter	223	7	3.1%
Total	399	106

As of June 30, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2022 and continue through 2023.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In the last three years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 6.3% in the first six months of 2015.  In 2014 and 2013, global passenger traffic demand grew 5.9% and 5.2% respectively, which was in line with the annual growth rate over the past 30 years.  The number of aircraft in service also has grown steadily.  Additionally, the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

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

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured the Company to have an investment-grade credit profile and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. In addition, we may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

The Company’s unsecured debt increased to $6.4 billion as of June 30, 2015 from $5.5 billion as of December 31, 2014. The Company’s unsecured debt as a percentage of total debt increased to 86.9% as of June 30, 2015 from 82.4% as of December 31, 2014. The Company’s fixed-rate debt as a percentage of total debt increased to 77.1% as of June 30, 2015 from 75.3% as of December 31, 2014.

We increased our cash flows from operations by 6.5% or $24.6 million, to $402.1 million for the six months ended June 30, 2015 as compared to $377.5 million for the six months ended June 30, 2014.  Our cash flows from operations increased primarily because of the lease of additional aircraft partially offset by sales of aircraft from our operating lease portfolio. Our cash used in investing activities increased by 22.1% or $209.7 million to $1,160.0 million for the six months ended June 30, 2015 as compared to $950.3 million for the six months ended June 30, 2014. Our cash used in investing activities increased primarily as a result of an increase in aircraft purchases during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our cash flows from financing activities increased by 16.6% or $91.1 million to $638.2 million for the six months ended June 30, 2015 as compared to $547.1 million for the six months ended June 30, 2014. Our cash flows from financing activities increased primarily as a result of an increase in proceeds from debt financings during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

We ended the second quarter of 2015 with available liquidity of $2.5 billion which is comprised of unrestricted cash of $163.0 million, undrawn balances under our 2010 Warehouse Facility, and our unsecured revolving credit facilities of $2.3 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Debt

Our debt financing was comprised of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Unsecured
Senior notes	$5,177,769	$4,579,194
Revolving credit facilities	695,000	569,000
Term financings	285,802	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	6,358,571	5,544,340
Secured
Term financings	520,853	636,411
Warehouse facility	374,595	484,513
Export credit financing	61,557	64,884
Total secured debt financing	957,005	1,185,808

Total debt financing	7,315,576	6,730,148
Less: Debt discounts and issuance costs	(95,116)	(99,390)
Debt financing, net of discounts and issuance costs	$7,220,460	$6,630,758
Selected interest rates and ratios:
Composite interest rate(1)	3.61%	3.64%
Composite interest rate on fixed-rate debt(1)	4.17%	4.22%
Percentage of total debt at fixed-rate	77.12%	75.26%

(1) This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

As of June 30, 2015, the Company had $5.2 billion in senior unsecured notes outstanding.  As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.

In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

Unsecured revolving credit facilities

In June 2015, the Company completed an amendment to its Syndicated Unsecured Revolving Credit Facility that increased its capacity to $2.7 billion and extended the final maturity to May 5, 2019 for certain commitments under the facility. As a result of the transaction, lenders hold revolving commitments totaling $2.5 billion that mature on May 5, 2019, and lenders hold revolving commitments totaling $175.0 million that mature on May 5, 2018. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and includes a 0.25% facility fee, subject to reductions based on improvements in the Company’s credit ratings. The amendment also increased the uncommitted accordion feature of the facility, under which its aggregate principal amount can be increased up to $3.0 billion under certain circumstances.

The total amount outstanding under our unsecured revolving credit facilities was $695.0 million and $569.0 million as of June 30, 2015 and December 31, 2014, respectively.

Unsecured term financings

In March 2015, the Company entered into a $100.0 million one year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of June 30, 2015 and December 31, 2014 was $285.8 million and $196.1 million, respectively.

Warehouse facility

As of June 30, 2015, the Company had borrowed $374.6 million under the 2010 Warehouse Facility and pledged 14 aircraft as collateral with a net book value of $591.0 million. As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

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

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Revenues
Rental of flight equipment	$286,761	$242,538	$556,017	$472,929
Aircraft sales, trading and other	17,941	13,787	27,000	29,681
Total revenues	304,702	256,325	583,017	502,610
Expenses
Interest	58,148	47,335	113,551	91,693
Amortization of debt discounts and issuance costs	7,681	6,989	15,363	13,479
Interest expense	65,829	54,324	128,914	105,172
Depreciation of flight equipment	98,402	81,475	189,414	159,617
Settlement	—	—	72,000	—
Selling, general and administrative	17,729	19,906	36,827	39,092
Stock-based compensation	4,578	4,940	7,724	8,340
Total expenses	186,538	160,645	434,879	312,221
Income before taxes	118,164	95,680	148,138	190,389
Income tax expense	(42,046)	(33,643)	(52,688)	(66,955)
Net income	$76,118	$62,037	$95,450	$123,434

Net income per share of Class A and B common stock
Basic	$0.74	$0.61	$0.93	$1.21
Diluted	$0.70	$0.58	$0.89	$1.15

Other financial data
Adjusted income before taxes(1)	$118,164	$95,680	$220,138	$190,389
Adjusted diluted earnings per share(1)	$0.70	$0.58	$1.31	$1.15

(1)         Adjusted income before taxes (defined as income before taxes before settlement expense), adjusted diluted earnings per share (defined as net income before settlement expense and tax effect divided by the weighted average diluted common shares outstanding) adjusted net income (defined as net income before settlement expense and tax effect) and adjusted net income plus assumed conversions (defined as net income before settlement expense and tax effect after assumed conversion of convertible senior notes) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to income before taxes, earnings per share, diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted income before taxes, adjusted diluted earnings per share, adjusted net income and adjusted net income plus assumed conversions are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income to adjusted income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted income before taxes:
Net income	$76,118	$62,037	$95,450	$123,434
Income tax expense	42,046	33,643	52,688	66,955
Settlement	—	—	72,000	—
Adjusted income before taxes	$118,164	$95,680	$220,138	$190,389

The following table shows the reconciliation of net income to adjusted diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted diluted earnings per share:
Net income	$76,118	$62,037	$95,450	$123,434
Settlement	—	—	72,000	—
Tax effect	—	—	(25,608)	—
Adjusted net income	$76,118	$62,037	$141,842	$123,434
Assumed conversion of convertible senior notes	1,446	1,447	2,877	2,880
Adjusted net income plus assumed conversions	$77,564	$63,484	$144,719	$126,314
Weighted-average diluted shares outstanding	110,737,844	110,056,625	110,645,314	109,967,199
Adjusted diluted earnings per share	$0.70	$0.58	$1.31	$1.15

Three months ended June 30, 2015, compared to the three months ended June 30, 2014

Rental revenue

As of June 30, 2015, we owned 223 aircraft at a total cost of $10.1 billion and recorded $286.8 million in rental revenue for the quarter then ended, which included overhaul revenue of $3.2 million. In the prior year, as of June 30, 2014, we owned 207 aircraft at a total cost of $9.1 billion and recorded $242.5 million in rental revenue for the quarter ended June 30, 2014, which included overhaul revenue of $8.5 million.  The increase in rental revenue was primarily attributable to the delivery of 18 additional aircraft in the quarter partially offset by the sale of 14 aircraft from our operating lease portfolio and four aircraft currently held for sale. Due to the timing of aircraft deliveries and sales, the full impact on rental revenue will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2015 and June 30, 2014.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $17.9 million for the three months ended June 30, 2015 compared to $13.8 million for the three months ended June 30, 2014.  During the quarter ended June 30, 2015, we recorded $16.5 million in gains from the sale of 14 aircraft from our operating lease portfolio. During the quarter ended June 30, 2014, we recorded $13.6 million in gains from (i) the sale of two aircraft from our operating lease portfolio and (ii) the trading of two Boeing 737-300 aircraft.

Interest expense

Interest expense totaled $65.8 million for the three months ended June 30, 2015 compared to $54.3 million for the three months ended June 30, 2014. The change was primarily due to an increase in our average outstanding debt balances resulting in an $10.8 million increase in interest expense and an increase of $0.7 million in amortization of discounts and debt issuance costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $98.4 million in depreciation expense of flight equipment for the three months ended June 30, 2015 compared to $81.5 million for the three months ended June 30, 2014. The increase in depreciation expense for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired and sold during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $17.7 million for the three months ended June 30, 2015 compared to $19.9 million for the three months ended June 30, 2014. Selling, general and administrative expense as a percentage of revenue decreased to 5.8% for the three months ended June 30, 2015 compared to 7.8% for the three months ended June 30, 2014. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 35.6% and 35.2% for the three months ended June 30, 2015 and 2014, respectively.  The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Six months ended June 30, 2015, compared to the six months ended June 30, 2014

Rental revenue

As of June 30, 2015, we owned 223 aircraft at a total cost of $10.1 billion and recorded $556.0 million in rental revenue for the six months then ended, which included overhaul revenue of $10.0 million. In the prior year, as of June 30, 2014, we owned 207 aircraft at a total cost of $9.1 billion and recorded $472.9 million in rental revenue for the six months ended June 30, 2014, which included overhaul revenue of $14.7 million.  The increase in rental revenue was primarily attributable to the delivery of 30 additional aircraft in 2015 partially offset by the sale of 16 aircraft from our operating lease portfolio and four aircraft currently held for sale. Due to the timing of aircraft deliveries and sales, the full impact on rental revenue will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of June 30, 2015 and June 30, 2014.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $27.0 million for the six months ended June 30, 2015 compared to $29.7 million for the six months ended June 30, 2014.  During the six months ended June 30, 2015, we recorded $24.0 million in gains from the sale of 16 aircraft from our operating lease portfolio. During the six months ended June 30, 2014, we recorded $27.7 million in gains from (i) the sale of four aircraft from our operating lease portfolio, (ii) the trading of four Boeing 737-300 aircraft and (iii) the insurance proceeds received in excess of the book value relating to the loss of an aircraft in 2013.

Interest expense

Interest expense totaled $128.9 million for the six months ended June 30, 2015 compared to $105.2 million for the six months ended June 30, 2014. The change was primarily due to an increase in our average outstanding debt balances resulting in an $21.9 million increase in interest expense and an increase of $1.9 million in amortization of discounts and debt issuance costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $189.4 million in depreciation expense of flight equipment for the six months ended June 30, 2015 compared to $159.6 million for the six months ended June 30, 2014. The increase in depreciation expense for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired and sold during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $36.8 million for the six months ended June 30, 2015 compared to $39.1 million for the six months ended June 30, 2014. Selling, general and administrative expense as a percentage of revenue decreased to 6.3% for the six months ended June 30, 2015 compared to 7.8% for the six months ended June 30, 2014. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Settlement expense

We recorded settlement expense of $72.0 million for the six months ended June 30, 2015 as a result of the Settlement Agreement entered into by and between the Company, certain executive officers and employees of the Company, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 11: Litigation, of Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Taxes

The effective tax rate was 35.6% and 35.2% for the six months ended June 30, 2015 and 2014, respectively.  The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

For the six months ended June 30, 2015, we reported consolidated net income of $95.5 million, or $0.89 per diluted share, compared to consolidated net income of $123.4 million, or $1.15 per diluted share, for the six months ended June 30, 2014. The decrease in net income for the six months ended June 30, 2015, compared to the same period in 2014, was primarily attributable to an increase in interest expense and settlement expense recorded in the quarter.

Contractual Obligations

Our contractual obligations as of June 30, 2015, are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations	$64,854	$951,272	$1,383,910	$1,008,700	$1,762,518	$2,144,322	$7,315,576
Interest payments on debt outstanding(1)	140,251	257,231	200,833	155,972	113,076	210,382	1,077,745
Purchase commitments	845,017	2,493,181	1,952,942	3,499,163	4,603,331	18,441,943	31,835,577
Operating leases	996	2,052	2,128	2,581	2,777	12,610	23,144
Total(2)	$1,051,118	$3,703,736	$3,539,813	$4,666,416	$6,481,702	$20,809,257	$40,252,042

(1)   Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2015.

(2) The table above does not include our upcoming cash payment of (i) $36.0 million, which will be paid no later than September 30, 2015, pursuant to the terms of the Settlement Agreement discussed above in Note 11: Litigation of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2014. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the six months ended June 30, 2015.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. We had $1.7 billion in floating-rate debt outstanding on each of June 30, 2015 and December 31, 2014. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $16.7 million on each of June 30, 2015 and December 31, 2014 on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of June 30, 2015 and December 31, 2014, 1.0% and 0.8%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release (the “Settlement Agreement”) with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation will be dismissed with prejudice, (ii) each of the parties to the litigation will receive full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company will pay AIG the sum of $36.0 million no later than June 30, 2015, and will pay an additional sum of $36.0 million no later than September 30, 2015. The Company paid AIG $36.0 million in June 2015 and has accrued for the remaining payment in accrued interest and other payables on the Consolidated Balance Sheet as of June 30, 2015.  The Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the six months ended June 30, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation.  On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1

Settlement Agreement and Release dated April 22, 2015 by and among Air Lease Corporation, American International Group, Inc., International Lease Finance Corporation and AerCap Holdings N.V. and other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2015 (File No. 001-35121)).

10.2

First Amendment, dated as of June 1, 2015, to the Second Amendment and Restated Credit Agreement, dates as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2015 (File No. 001-35121)).

10.3	Extension Agreement, dated June 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2015 (File No. 001-35121)).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

August 6, 2015	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2015	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

10.1

Settlement Agreement and Release dated April 22, 2015 by and among Air Lease Corporation, American International Group, Inc., International Lease Finance Corporation and AerCap Holdings N.V. and other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2015 (File No. 001-35121)).

10.2

First Amendment, dated as of June 1, 2015, to the Second Amendment and Restated Credit Agreement, dates as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2015 (File No. 001-35121)).

10.3	Extension Agreement, dated June 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2015 (File No. 001-35121)).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase