Form 10-Q
period 2015-09-30
AIR LEASE CORP
filed 2015-11-05
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 5, 2015, there were 101,581,669 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2015

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$119,722	$282,819
Restricted cash	10,700	7,469
Flight equipment subject to operating leases	11,533,922	9,832,421
Less accumulated depreciation	(1,114,720)	(878,617)
	10,419,202	8,953,804
Deposits on flight equipment purchases	1,084,075	1,144,603
Other assets	277,995	302,485
Total assets	$11,911,694	$10,691,180
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$168,558	$190,952
Debt financing, net of discounts and issuance costs	7,498,240	6,630,758
Security deposits and maintenance reserves on flight equipment leases	802,226	698,172
Rentals received in advance	84,630	75,877
Deferred tax liability	418,592	323,359
Total liabilities	$8,972,246	$7,919,118
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,580,955 and 102,392,208 shares at September 30, 2015 and December 31, 2014, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,222,682	2,215,479
Retained earnings	715,756	555,573
Total shareholders’ equity	$2,939,448	$2,772,062
Total liabilities and shareholders’ equity	$11,911,694	$10,691,180

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Revenues
Rental of flight equipment	$304,264	$252,519	$860,281	$725,448
Aircraft sales, trading and other	8,862	9,420	35,862	39,101
Total revenues	313,126	261,939	896,143	764,549

Expenses
Interest	60,103	48,582	173,654	140,275
Amortization of debt discounts and issuance costs	7,419	7,423	22,782	20,902
Interest expense	67,522	56,005	196,436	161,177

Depreciation of flight equipment	102,046	86,119	291,460	245,736
Settlement	—	—	72,000	—
Selling, general and administrative	19,323	19,656	56,150	58,748
Stock-based compensation	4,648	3,882	12,372	12,222
Total expenses	193,539	165,662	628,418	477,883

Income before taxes	119,587	96,277	267,725	286,666
Income tax expense	(42,545)	(33,844)	(95,233)	(100,799)
Net income	$77,042	$62,433	$172,492	$185,867

Net income per share of Class A and Class B common stock:
Basic	$0.75	$0.61	$1.68	$1.82
Diluted	$0.71	$0.58	$1.60	$1.73
Weighted-average shares outstanding
Basic	102,580,955	102,383,319	102,536,326	102,060,364
Diluted	110,623,960	110,457,170	110,635,282	109,997,159

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2014	—	$—	102,392,208	$1,010	—	$—	$2,215,479	$555,573	$2,772,062
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	319,681	—	—	—	133	—	133
Stock-based compensation expense	—	—	—	—	—	—	12,372	—	12,372
Cash dividends (declared $0.12 per share)	—	—	—	—	—	—	—	(12,309)	(12,309)
Tax withholding related to vesting of restricted stock units	—	—	(130,934)	—	—	—	(5,302)	—	(5,302)
Net income	—	—	—	—	—	—	—	172,492	172,492
Balance at September 30, 2015	—	$—	102,580,955	$1,010	—	$—	$2,222,682	$715,756	$2,939,448

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Operating Activities
Net income	$172,492	$185,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	291,460	245,736
Stock-based compensation	12,372	12,222
Deferred taxes	95,233	100,799
Amortization of discounts and debt issuance costs	22,782	20,902
Gain on aircraft sales, trading and other activity	(29,061)	(37,075)
Changes in operating assets and liabilities:
Other assets	18,384	12,702
Accrued interest and other payables	(5,857)	22,960
Rentals received in advance	8,753	7,060
Net cash provided by operating activities	586,558	571,173
Investing Activities
Acquisition of flight equipment under operating lease	(1,697,742)	(1,206,985)
Payments for deposits on flight equipment purchases	(482,798)	(480,791)
Proceeds from aircraft sales, trading and other activity	691,458	293,278
Acquisition of furnishings, equipment and other assets	(189,493)	(168,092)
Net cash used in investing activities	(1,678,575)	(1,562,590)
Financing Activities
Issuance of common stock upon exercise of options	40	845
Cash dividends paid	(12,302)	(9,171)
Tax withholdings on stock-based compensation	(5,302)	(18,089)
Net change in unsecured revolving facilities	(75,000)	(349,000)
Proceeds from debt financings	1,217,384	1,656,395
Payments in reduction of debt financings	(293,736)	(526,984)
Net change in restricted cash	(3,231)	79,110
Debt issuance costs	(4,188)	(7,627)
Security deposits and maintenance reserve receipts	150,318	128,630
Security deposits and maintenance reserve disbursements	(45,063)	(22,194)
Net cash provided by financing activities	928,920	931,915
Net decrease in cash	(163,097)	(59,502)
Cash and cash equivalents at beginning of period	282,819	270,173
Cash and cash equivalents at end of period	$119,722	$210,671
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $30,449 and $31,907 at September 30, 2015 and 2014, respectively	$199,745	$149,466
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$766,616	$583,776
Cash dividends declared, not yet paid	$4,103	$3,072

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Company Background and Overview

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

Note 2.Basis of Preparation

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2015, and for all periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 3.Recently Issued Accounting Standards

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 ("ASU 2015-02"), "Consolidation (Topic 810): Amendments to the Consolidation Analysis", that amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. This new standard will be effective for interim and annual periods beginning on January 1, 2016. Early adoption is permitted. We are currently evaluating the impact, if any, of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 ("ASU 2015-03"), "Interest-Imputation of Interest (Subtopic 835-30)", that amends the presentation for debt issuance costs.  Upon adoption, such costs shall be presented on our Consolidated Balance Sheet as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in assets on our Consolidated Balance Sheet.  This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted.  Early adoption is permitted for financial statements that have not been previously issued.

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

Note 4.Debt Financing

The Company’s consolidated debt as of September 30, 2015 and December 31, 2014 are summarized below (in thousands):

	September 30, 2015	December 31, 2014
Unsecured
Senior notes	$5,677,769	$4,579,194
Revolving credit facilities	494,000	569,000
Term financings	286,276	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	6,658,045	5,544,340
Secured
Term financings	499,120	636,411
Warehouse facility	374,595	484,513
Export credit financing	59,893	64,884
Total secured debt financing	933,608	1,185,808

Total debt financing	7,591,653	6,730,148
Less: Debt discounts and issuance costs	(93,413)	(99,390)
Debt financing, net of discounts and issuance costs	$7,498,240	$6,630,758

The Company’s secured obligations as of September 30, 2015 and December 31, 2014 are summarized below (in thousands, except number of aircraft which are reflected in units):

	September 30, 2015	December 31, 2014
Nonrecourse	$374,595	$484,513
Recourse	559,013	701,295
Total secured debt financing	$933,608	$1,185,808
Number of aircraft pledged as collateral	31	38
Net book value of aircraft pledged as collateral	$1,608,229	$1,935,711

Senior unsecured notes

As of September 30, 2015, the Company had $5.7 billion in senior unsecured notes outstanding.  As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.

In August 2015, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.625%.

In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

Unsecured revolving credit facilities

 In September 2015, the Company entered into an agreement to increase the capacity of its Syndicated Unsecured Revolving Facility by $90.0 million to $2.8 billion.

In June 2015, the Company completed an amendment to its Syndicated Unsecured Revolving Credit Facility that increased the borrowing capacity to $2.7 billion and extended the final maturity to May 5, 2019 for certain commitments under the facility. As a result of the transaction, lenders hold revolving commitments totaling $2.5 billion that mature on May 5, 2019, and lenders hold revolving commitments totaling $175.0 million that mature on May 5, 2018. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and includes a 0.25% facility fee, subject to reductions based on improvements in the Company's credit ratings. The amendment also increased the uncommitted accordion feature of the facility, under which its aggregate principal amount can be increased up to $3.0 billion under certain circumstances.

The total amount outstanding under our unsecured revolving credit facilities was $494.0 million and $569.0 million as of September 30, 2015 and December 31, 2014, respectively.

Unsecured term financings

In March 2015, the Company entered into a $100.0 million one year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of September 30, 2015 and December 31, 2014 was $286.3 million and $196.1 million, respectively.

Warehouse facility

As of September 30, 2015, the Company had borrowed $374.6 million under the 2010 Warehouse Facility and pledged 14 aircraft as collateral with a net book value of $584.3 million. As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

Maturities

Maturities of debt outstanding as of September 30, 2015 are as follows (in thousands):

Years ending December 31,
2015	$32,330
2016	952,472
2017	1,385,110
2018	1,495,613
2019	1,579,406
Thereafter	2,146,722
Total	$7,591,653

Note 5.Commitments and Contingencies

As of September 30, 2015, the Company had commitments to acquire a total of 387 new aircraft scheduled to deliver through 2024.

During the quarter ended September 30, 2015, the Company amended an existing definitive purchase agreement with Airbus S.A.S. (“Airbus”) to purchase two additional A350-900 aircraft.  Deliveries of the aircraft are scheduled for 2017.

During the quarter ended June 30, 2015,  the Company amended existing definitive purchase agreements with Airbus to purchase an additional A330-200 aircraft and two additional A320-200 aircraft.  Deliveries of the aircraft are scheduled for 2016.

During the quarter ended March 31, 2015, the Company entered into definitive agreements with Airbus to purchase 57 aircraft which were previously subject to memorandums of understanding. We agreed to purchase 25 A330neo aircraft, 30 A321neo LR aircraft, an incremental A350 aircraft and an additional A321-200 aircraft. Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023.

Scheduled deliveries of the 387 new aircraft the Company has committed to purchase are as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/A321-200(1)	—	3	—	—	—	—	3
Airbus A320/321neo(2)	—	3	12	17	27	81	140
Airbus A330-200	—	1	—	—	—	—	1
Airbus A330-800/900neo	—	—	—	5	5	15	25
Airbus A350-900	—	—	2	2	2	17	23
Boeing 737-800	3	16	10	—	—	—	29
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	2	6	2	—	—	—	10
Boeing 787-9/10	—	3	1	7	7	27	45
ATR 72-600	1	5	1	—	—	—	7
Total	6	37	28	39	59	218	387

(1)	All of our Airbus A321-200 aircraft will be equipped with sharklets.
(2)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $30.7 billion at September 30, 2015 are as follows (in thousands):

Years ending December 31,
2015	$461,251
2016	2,547,478
2017	2,180,510
2018	3,491,196
2019	4,603,825
Thereafter	17,402,518
Total	$30,686,778

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.1 billion on each of September 30, 2015 and December 31, 2014, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of September 30, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of September 30, 2015, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  The Company excluded 947,643 and 973,107 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2015 and 2014, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income per share:
Numerator
Net income	$77,042	$62,433	$172,492	$185,867
Denominator
Weighted-average common shares outstanding	102,580,955	102,383,319	102,536,326	102,060,364
Basic net income per share	$0.75	$0.61	$1.68	$1.82
Diluted net income per share:
Numerator
Net income	$77,042	$62,433	$172,492	$185,867
Assumed conversion of convertible senior notes	1,463	1,465	4,341	4,346
Net income plus assumed conversions	$78,505	$63,898	$176,833	$190,213
Denominator
Number of shares used in basic computation	102,580,955	102,383,319	102,536,326	102,060,364
Weighted-average effect of dilutive securities	8,043,005	8,073,851	8,098,956	7,936,795
Number of shares used in per share computation	110,623,960	110,457,170	110,635,282	109,997,159
Diluted net income per share	$0.71	$0.58	$1.60	$1.73

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2015 or December 31, 2014.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2015 was $7.7 billion compared to a book value of $7.6 billion. The estimated fair value of debt financing as of December 31, 2014 was $7.0 billion compared to a book value of $6.7 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2015, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2015 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of September 30, 2015, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,648,524, which includes 1,648,524 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with three different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals and time based RSUs that vest ratably over a time period of three years. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.6 million and $3.9 million of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively.  Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 totaled $12.4 million and $12.2 million, respectively.

Stock Options

A summary of stock option activity for the nine month period ended September 30, 2015 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2014	3,312,158	$20.40	5.49	$46,077
Granted	—	$—	—	$—
Exercised	(2,000)	$20.00	—	$35
Forfeited/canceled	—	$—	—	$—
Balance at September 30, 2015	3,310,158	$20.40	4.75	$34,827
Vested and exercisable as of September 30, 2015	3,310,158	$20.40	4.75	$34,827

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of September 30, 2015.  As a result, there was no stock-based compensation expense related to Stock Options for the three and nine months ended September 30, 2015 and 2014.

The following table summarizes additional information regarding exercisable and vested stock options at September 30, 2015:

	Stock options exercisable
	and vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	3,160,158	4.71
$28.80	150,000	5.57
$20.00 - $28.80	3,310,158	4.75

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

During the nine months ended September 30, 2015, the Company granted 427,194 RSUs of which 181,350 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2015:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2014	969,225	$33.51
Granted	427,194	$44.95
Vested	(315,315)	$27.98
Forfeited/canceled	(87,461)	$25.46
Unvested at September 30, 2015	993,643	$41.62
Expected to vest after September 30, 2015 (1)	981,243	$41.62

(1) RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $4.6 million and $3.9 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2015 and 2014, respectively.   The Company recorded $12.4 million and $12.2 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $23.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.8 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware limited liability company—Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  During the nine months ended September 30, 2015, the Company recognized $2.1 million of gains on the sale of aircraft to Blackbird. As of September 30, 2015 and December 31, 2014, the amounts due from Blackbird to the Company were $670,000 and $454,000, respectively. The Company's investment in Blackbird was $16.1 million and $10.1 million as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, we did not have any aircraft classified as flight equipment held for sale.

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

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release (the “Settlement Agreement”) with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation will be dismissed with prejudice, (ii) each of the parties to the litigation will receive full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company will pay AIG the sum of $36.0 million no later than June 30, 2015, and will pay an additional sum of $36.0 million no later than September 30, 2015. As of September 30, 2015, all amounts related to the settlement have been paid by the Company.  The Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the nine months ended September 30, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation.  On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.

Note 12.  Subsequent Events

On November 4, 2015, our board of directors approved a quarterly cash dividend of $0.05 per share on our outstanding common stock,  representing a $0.01 per share increase from our previous quarterly cash dividend. The dividend will be paid on January 6, 2016 to holders of record of our common stock on December 14, 2015.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the quarter ended September 30, 2015, we took delivery of nine aircraft from our new order pipeline and three incremental aircraft, ending the quarter with a total of 235 aircraft. We leased aircraft and managed aircraft on lease to a globally diversified customer base comprised of 89 airlines in 50 countries. The weighted average lease term remaining on our operating lease portfolio was 7.3 years and the weighted average age of our fleet was 3.5 years as of September 30, 2015. Our fleet grew by 16.4% based on net book value of $10.4 billion as of September 30, 2015 compared to $9.0 billion as of December 31, 2014. All of the aircraft in our fleet were leased as of September 30, 2015 and December 31, 2014.  In addition, we increased our managed fleet to 26 aircraft as of September 30, 2015 from 17 aircraft as of December 31, 2014.

The acquisition and lease of additional aircraft led to an increase of $51.7 million, or 20.5%, in our rental revenue to $304.3 million for the quarter ended September 30, 2015, compared to $252.5 million for the quarter ended September 30, 2014.  Due to the timing of aircraft deliveries, the full impact on rental revenue for aircraft acquired during a given period will be reflected in subsequent periods. During the quarter ended September 30, 2015, we recorded gains of $5.2 million from the sale of four aircraft which were classified as held for sale as of June 30, 2015, compared to gains of $8.8 million from the sale of four aircraft from our operating lease portfolio and the trading of one aircraft for the quarter ended September 30, 2014.

During the quarter ended September 30, 2015, the Company amended an existing definitive purchase agreement with Airbus to purchase two additional A350-900 aircraft.  Deliveries of the aircraft are scheduled for 2017.

In June 2015, we amended existing definitive purchase agreements with Airbus to purchase an additional A330-200 aircraft and two additional A320-200 aircraft.  Deliveries of the aircraft are scheduled for 2016.

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

On October 26, 2015, Standard & Poor's Ratings Services revised its outlook on ALC to positive from stable and affirmed all ratings on ALC, including its 'BBB-' corporate credit rating.

In September 2015, the Company entered into an agreement to increase the capacity of its Syndicated Unsecured Revolving Facility by $90.0 million to $2.8 billion. In August 2015, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.625%.  We ended the third quarter of 2015 with total debt outstanding of $7.6 billion, of which 80.8% was at a fixed-rate and 87.7% was unsecured, with a composite cost of funds of 3.61%.

In June 2015, the Company amended its Syndicated Unsecured Revolving Credit Facility which increased the borrowing capacity to $2.7 billion and extended the availability period to May 2019 with an interest rate of LIBOR plus

1.25%.  In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into the Settlement Agreement with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 11: Litigation, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  In connection with the settlement, we recorded an expense of $72.0 million before taxes for the nine months ended September 30, 2015. As of September 30, 2015, all amounts related to the settlement have been paid by the Company.

We recorded income before taxes of $119.6 million for the quarter ended September 30, 2015 compared to $96.3 million for the quarter ended September 30, 2014. Income before taxes for the nine months ended September 30, 2015 decreased 6.6%, totaling $267.7 million compared to $286.7 million for the nine months ended September 30, 2014.

Our net income for the quarter ended September 30, 2015 was $77.0 million compared to $62.4 million for the quarter ended September 30, 2014. Net income for the nine months ended September 30, 2015 decreased 7.2%, to $172.5 million compared to $185.9 million for the nine months ended September 30, 2014.  Our diluted earnings per share for the quarter ended September 30, 2015 was $0.71 compared to $0.58 for the quarter ended September 30, 2014.  Diluted earnings per share decreased to $1.60 for the nine months ended September 30, 2015 compared to $1.73 for the nine months ended September 30, 2014.  Our pretax profit margin for the three months ended September 30, 2015 was 38.2%, compared to 36.8% for the three months ended September 30, 2014. Reported income before taxes, net income and diluted earnings per share for the nine months ended September 30, 2015 were negatively impacted by $72.0 million, $46.4 million and $0.42 per share, respectively, for the litigation settlement discussed above.

Excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items including the litigation expense, our adjusted net income was $131.7 million for the three months ended September 30, 2015 compared to $107.6 million for the three months ended September 30, 2014, an increase of $24.1 million or 22.4%. Our adjusted net income was $374.9 million for the nine months ended September 30, 2015 compared to $319.8 million for the nine months ended September 30, 2014, an increase of $55.1 million or 17.2%. Adjusted diluted earnings per share increased to $1.20 for the three months ended September 30, 2015, compared to $0.99 for the three months ended September 30, 2014.  Adjusted diluted earnings per share increased to $3.43 for the nine months ended September 30, 2015, compared to $2.95 for the nine months ended September 30, 2014.  Adjusted net income and adjusted diluted earnings per share are measures of financial and operational performance that are not defined by GAAP.  See note 1 under the "Results of Operations" table below for a discussion of adjusted net income and adjusted diluted earnings per share as non-GAAP measures and reconciliation of these measures to net income.

Our fleet

Portfolio metrics of our aircraft portfolio as of September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Owned fleet	235	213
Managed fleet	26	17
Weighted-average fleet age(1)	3.5 years	3.5 years
Weighted-average remaining lease term(1)	7.3 years	7.3 years
Aggregate fleet net book value	$10,419,202	$8,953,804

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value of ALC’s owned fleet.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

Asia	$4,503,901	43.2%	$3,838,523	42.9%
Europe	3,089,234	29.7%	2,953,232	33.0%
The Middle East and Africa	1,044,920	10.0%	498,896	5.6%
Central America, South America and Mexico	932,765	9.0%	778,991	8.7%
Pacific, Australia, New Zealand	427,267	4.1%	471,630	5.2%
U.S. and Canada	421,115	4.0%	412,532	4.6%
Total	$10,419,202	100.0%	$8,953,804	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	4	1.7%	5	2.3%
Airbus A320-200	39	16.6%	39	18.3%
Airbus A321-200	26	11.1%	20	9.4%
Airbus A330-200	16	6.8%	16	7.5%
Airbus A330-300	5	2.1%	5	2.3%
Boeing 737-700	9	3.8%	8	3.8%
Boeing 737-800	74	31.5%	61	28.6%
Boeing 767-300ER	1	0.4%	1	0.5%
Boeing 777-200ER	1	0.4%	1	0.5%
Boeing 777-300ER	15	6.4%	9	4.2%
Embraer E175	5	2.2%	7	3.3%
Embraer E190	21	8.9%	23	10.8%
ATR 42/72-600	19	8.1%	18	8.5%
Total	235	100.0%	213	100.0%

As of September 30, 2015, we had commitments to acquire a total of 387 new aircraft for delivery as follows:

Aircraft Type	2015	2016	2017	2018	2019	Thereafter	Total
Airbus A320/A321-200(1)	—	3	—	—	—	—	3
Airbus A320/321neo(2)	—	3	12	17	27	81	140
Airbus A330-200	—	1	—	—	—	—	1
Airbus A330-800/900neo	—	—	—	5	5	15	25
Airbus A350-900	—	—	2	2	2	17	23
Boeing 737-800	3	16	10	—	—	—	29
Boeing 737-8/9 MAX	—	—	—	8	18	78	104
Boeing 777-300ER	2	6	2	—	—	—	10
Boeing 787-9/10	—	3	1	7	7	27	45
ATR 72-600	1	5	1	—	—	—	7
Total	6	37	28	39	59	218	387

(1)	All of our Airbus A321-200 aircraft will be equipped with sharklets.
(2)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Our lease placements are progressing in line with expectations. As of September 30, 2015 and through November 5, 2015, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2015	6	6	100.0%
2016	37	37	100.0%
2017	28	24	85.7%
2018	39	21	53.8%
2019	59	20	33.9%
Thereafter	218	11	5.0%
Total	387	119

As of September 30, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In the last three years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 6.7% in the first nine months of 2015.  In 2014 and 2013, global passenger traffic demand grew 5.9% and 5.2% respectively, which was in line with the annual growth rate over the past 30 years.  The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  In addition, demand for used aircraft in the secondary market remains robust as low fuel prices have increased the utilization of used current generation aircraft.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. While the airline industry is cyclical, the leasing industry has remained resilient over time.

From time to time, our airlines customers face financial difficulties. In January 2015, Skymark Airlines filed for civil rehabilitation proceedings in Japan (similar to U.S. Bankruptcy reorganization). The airline's plan of rehabilitation became final on September 1, 2015.  Skymark Airlines operates two of our Boeing 737-800 aircraft and extended both leases as part of its plan.

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

The Company’s unsecured debt increased to $6.7 billion as of September 30, 2015 from $5.5 billion as of December 31, 2014. The Company’s unsecured debt as a percentage of total debt increased to 87.7% as of September 30, 2015 from 82.4% as of December 31, 2014. The Company’s fixed-rate debt as a percentage of total debt increased to 80.8% as of September 30, 2015 from 75.3% as of December 31, 2014.

We increased our cash flows from operations by 2.7% or $15.4 million, to $586.6 million for the nine months ended September 30, 2015 as compared to $571.2 million for the nine months ended September 30, 2014.  Our cash flows from operations increased primarily because of revenue from the lease of additional aircraft partially offset by decreased leasing revenue from aircraft sold from our operating lease portfolio. Our cash used in investing activities increased by 7.4% or $116.0 million to $1.7 billion for the nine months ended September 30, 2015 as compared to $1.6 billion for the nine months ended September 30, 2014. Our cash used in investing activities increased primarily as a result of an increase in aircraft purchases during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our cash flows from financing activities decreased by 0.3% or $3.0 million to $928.9 million for the nine months ended September 30, 2015 as compared to $931.9 million for the nine months ended September 30, 2014. Our cash flows from financing activities decreased primarily as a result of a decrease in proceeds from debt financings during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

We ended the third quarter of 2015 with available liquidity of $2.8 billion which is comprised of unrestricted cash of $119.7 million, undrawn balances under our 2010 Warehouse Facility, and our unsecured revolving credit facilities of $2.6 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for the remainder of 2015 and 2016 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan is focused on continuing to raise unsecured debt in the global bank and capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

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

Debt

Our debt financing was comprised of the following at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Unsecured
Senior notes	$5,677,769	$4,579,194
Revolving credit facilities	494,000	569,000
Term financings	286,276	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	6,658,045	5,544,340
Secured
Term financings	499,120	636,411
Warehouse facility	374,595	484,513
Export credit financing	59,893	64,884
Total secured debt financing	933,608	1,185,808

Total debt financing	7,591,653	6,730,148
Less: Debt discounts and issuance costs	(93,413)	(99,390)
Debt financing, net of discounts and issuance costs	$7,498,240	$6,630,758
Selected interest rates and ratios:
Composite interest rate(1)	3.61%	3.64%
Composite interest rate on fixed-rate debt(1)	4.04%	4.22%
Percentage of total debt at fixed-rate	80.83%	75.26%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

As of September 30, 2015, the Company had $5.7 billion in senior unsecured notes outstanding.  As of December 31, 2014, the Company had $4.6 billion in senior unsecured notes outstanding.

In August 2015, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.625%.

In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

Unsecured revolving credit facilities

In September 2015, the Company entered into an agreement to increase the capacity of its Syndicated Unsecured Revolving Facility by $90.0 million to $2.8 billion.

In June 2015, the Company completed an amendment to its Syndicated Unsecured Revolving Credit Facility that increased the borrowing capacity to $2.7 billion and extended the final maturity to May 5, 2019 for certain commitments under the facility.  As a result of the transaction, lenders hold revolving commitments totaling $2.5 billion that mature on May 5, 2019, and lenders hold revolving commitments totaling $175.0 million that mature on May 5, 2018. The facility continues to accrue interest at a rate of LIBOR plus 1.25% on drawn balances and includes a 0.25% facility fee, subject to reductions based on improvements in the Company's credit ratings.  The amendment also increased the uncommitted accordion feature of the facility, under which the aggregate principal amount can be increased up to $3.0 billion under certain circumstances.

The total amount outstanding under our unsecured revolving credit facilities was $494.0 million and $569.0 million as of September 30, 2015 and December 31, 2014, respectively.

Unsecured term financings

In March 2015, the Company entered into a $100.0 million one year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of September 30, 2015 and December 31, 2014 was $286.3 million and $196.1 million, respectively.

Warehouse facility

As of September 30, 2015, the Company had borrowed $374.6 million under the 2010 Warehouse Facility and pledged 14 aircraft as collateral with a net book value of $584.3 million. As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

Credit ratings

The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Standard and Poor's	BBB−	BBB−	Positive Outlook	October 26, 2015
Kroll Bond Rating Agency	A−	A−	Stable Outlook	October 16, 2014

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Revenues
Rental of flight equipment	$304,264	$252,519	$860,281	$725,448
Aircraft sales, trading and other	8,862	9,420	35,862	39,101
Total revenues	313,126	261,939	896,143	764,549
Expenses
Interest	60,103	48,582	173,654	140,275
Amortization of debt discounts and issuance costs	7,419	7,423	22,782	20,902
Interest expense	67,522	56,005	196,436	161,177

Depreciation of flight equipment	102,046	86,119	291,460	245,736
Settlement	—	—	72,000	—
Selling, general and administrative	19,323	19,656	56,150	58,748
Stock-based compensation	4,648	3,882	12,372	12,222
Total expenses	193,539	165,662	628,418	477,883

Income before taxes	119,587	96,277	267,725	286,666
Income tax expense	(42,545)	(33,844)	(95,233)	(100,799)
Net income	$77,042	$62,433	$172,492	$185,867

Net income per share of Class A and B common stock
Basic	$0.75	$0.61	$1.68	$1.82
Diluted	$0.71	$0.58	$1.60	$1.73

Other financial data
Adjusted net income(1)	$131,654	$107,582	$374,879	$319,790
Adjusted diluted earnings per share(1)	$1.20	$0.99	$3.43	$2.95

(1)

Adjusted net income (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, that are not expected to continue in the future and certain other items), and adjusted diluted earnings per share (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, that are not expected to continue in the future and certain other items divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income and adjusted diluted earnings per share, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income and adjusted diluted earnings per share to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income and adjusted diluted earnings per share, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income and adjusted diluted earnings per share do not reflect our cash expenditures or changes in or cash requirements for our working capital needs.  In addition, our calculation of adjusted net income and adjusted diluted earnings per share may differ from the adjusted net income and adjusted diluted earnings per share or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$77,042	$62,433	$172,492	$185,867
Amortization of debt discounts and issuance costs	7,419	7,423	22,782	20,902
Stock-based compensation	4,648	3,882	12,372	12,222
Settlement	—	—	72,000	—
Provision for income taxes	42,545	33,844	95,233	100,799
Adjusted net income	$131,654	$107,582	$374,879	$319,790

The following table shows the reconciliation of net income to adjusted diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted diluted earnings per share:
Net income	$77,042	$62,433	$172,492	$185,867
Amortization of debt discounts and issuance costs	7,419	7,423	22,782	20,902
Stock-based compensation	4,648	3,882	12,372	12,222
Settlement	—	—	72,000	—
Provision for income taxes	42,545	33,844	95,233	100,799
Adjusted net income	$131,654	$107,582	$374,879	$319,790
Assumed conversion of convertible senior notes	1,463	1,465	4,341	4,346
Adjusted net income plus assumed conversions	$133,117	$109,047	$379,220	$324,136
Weighted-average diluted shares outstanding	110,623,960	110,457,170	110,635,282	109,997,159
Adjusted diluted earnings per share	$1.20	$0.99	$3.43	$2.95

Three months ended September 30, 2015, compared to the three months ended September 30, 2014

Rental revenue

As of September 30, 2015, we owned 235 aircraft at a net book value of $10.4 billion and recorded $304.3 million in rental revenue for the quarter then ended, which included overhaul revenue of $13.4 million. In the prior year, as of September 30, 2014, we owned 212 aircraft at a net book value of $8.9 billion and recorded $252.5 million in rental revenue for the quarter ended September 30, 2014, which included overhaul revenue of $6.5 million.  The increase in rental revenue was primarily attributable to the delivery of nine additional aircraft from our new order book and three incremental aircraft in the quarter. Due to the timing of aircraft deliveries, the full impact on rental revenue will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2015 and September 30, 2014.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $8.9 million for the three months ended September 30, 2015 compared to $9.4 million for the three months ended September 30, 2014.  During the quarter ended September 30, 2015, we recorded $5.2 million in gains from the sale of four aircraft which were classified as held for sale as of June 30, 2015. During the quarter ended September 30, 2014, we recorded $8.8 million in gains from (i) the sale of four aircraft from our operating lease portfolio and (ii) the trade of a Boeing 737-300 aircraft.

Interest expense

Interest expense totaled $67.5 million for the three months ended September 30, 2015 compared to $56.0 million for the three months ended September 30, 2014. The change was primarily due to an increase in our average outstanding debt balances resulting in an $11.5 million increase in interest expense. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $102.0 million in depreciation expense of flight equipment for the three months ended September 30, 2015 compared to $86.1 million for the three months ended September 30, 2014. The increase in depreciation expense for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired and sold during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.3 million for the three months ended September 30, 2015 compared to $19.7 million for the three months ended September 30, 2014. Selling, general and administrative expense as a percentage of revenue decreased to 6.2% for the three months ended September 30, 2015 compared to 7.5% for the three months ended September 30, 2014. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 35.6% and 35.2% for the three months ended September 30, 2015 and 2014, respectively.  The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Nine months ended September 30, 2015, compared to the nine months ended September 30, 2014

Rental revenue

As of September 30, 2015, we owned 235 aircraft at a net book value of $10.4 billion and recorded $860.3 million in rental revenue for the nine months then ended, which included overhaul revenue of $23.4 million. In the prior year, as of September 30, 2014, we owned 212 aircraft at a net book value of $8.9 billion and recorded $725.4 million in rental revenue for the nine months ended September 30, 2014, which included overhaul revenue of $21.2 million.  The increase in rental revenue was primarily attributable to the delivery of 42 additional aircraft in 2015 partially offset by the sale of 20 aircraft from our operating lease portfolio in 2015. Due to the timing of aircraft deliveries and sales, the full impact on rental revenue will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of September 30, 2015 and September 30, 2014.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $35.9 million for the nine months ended September 30, 2015 compared to $39.1 million for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we recorded $29.1 million in gains from the sale of 20 aircraft from our operating lease portfolio. During the nine months ended September 30, 2014, we recorded $36.5 million in gains from (i) the sale of eight aircraft from our operating lease portfolio, (ii) the trades of five Boeing 737-300 aircraft and (iii) the insurance proceeds received in excess of the book value relating to the loss of an aircraft in the fourth quarter of 2013.

Interest expense

Interest expense totaled $196.4 million for the nine months ended September 30, 2015 compared to $161.2 million for the nine months ended September 30, 2014. The change was primarily due to an increase in our average outstanding debt balances resulting in an $33.4 million increase in interest expense and an increase of $1.8 million in amortization of debt discounts and issuance costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $291.5 million in depreciation expense of flight equipment for the nine months ended September 30, 2015 compared to $245.7 million for the nine months ended September 30, 2014. The increase in depreciation expense for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired and sold during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $56.2 million for the nine months ended September 30, 2015 compared to $58.7 million for the nine months ended September 30, 2014. Selling, general and administrative expense as a percentage of revenue decreased to 6.3% for the nine months ended September 30, 2015 compared to 7.7% for the nine months ended September 30, 2014. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Settlement expense

We recorded settlement expense of $72.0 million for the nine months ended September 30, 2015 as a result of the Settlement Agreement entered into by and between the Company, certain executive officers and employees of the Company, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 11: Litigation, of Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Taxes

The effective tax rate was 35.6% and 35.2% for the nine months ended September 30, 2015 and 2014, respectively.  The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

For the nine months ended September 30, 2015, we reported consolidated net income of $172.5 million, or $1.60 per diluted share, compared to consolidated net income of $185.9 million, or $1.73 per diluted share, for the nine months ended September 30, 2014. The decrease in net income for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily attributable to an increase in interest expense and settlement expense recorded during the nine months ended September 30, 2015.

Contractual Obligations

Our contractual obligations as of September 30, 2015, are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations	$32,330	$952,472	$1,385,110	$1,495,613	$1,579,406	$2,146,722	$7,591,653
Interest payments on debt outstanding(1)	59,398	268,649	211,545	166,833	112,512	210,077	1,029,014
Purchase commitments	461,251	2,547,478	2,180,510	3,491,196	4,603,825	17,402,518	30,686,778
Operating leases	620	2,535	2,603	3,018	3,232	12,861	24,869
Total	$553,599	$3,771,134	$3,779,768	$5,156,660	$6,298,975	$19,772,178	$39,332,314

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2015.

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

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2014. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the nine months ended September 30, 2015.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. We had $1.5 billion and $1.7 billion in floating-rate debt outstanding on each of September 30, 2015 and December 31, 2014, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $14.6 million and $16.7 million as of September 30, 2015 and December 31, 2014, respectively, on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of September 30, 2015 and December 31, 2014, 0.9% and 0.8%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, weakness in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release (the “Settlement Agreement”) with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation will be dismissed with prejudice, (ii) each of the parties to the litigation will receive full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company will pay AIG the sum of $36.0 million no later than June 30, 2015, and will pay an additional sum of $36.0 million no later than September 30, 2015. As of September 30, 2015, all amounts related to the settlement have been paid by the Company. The Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the nine months ended September 30, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation.  On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

4.1

Eighth Supplemental Indenture, dated as of August 18, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 2.625% Senior Notes due 2018) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015 (File No. 001-35121)).

10.1†	Amendment No. 3 to the A350 Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

November 5, 2015	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2015	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

4.1

Eighth Supplemental Indenture, dated as of August 18, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 2.625% Senior Notes due 2018) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015 (File No. 001-35121)).

10.1†	Amendment No. 3 to the A350 Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.