Form 10-K
period 2015-12-31
AIR LEASE CORP
filed 2016-02-25
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-35121

AIR LEASE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27‑1840403 (I.R.S. Employer Identification No.)
2000 Avenue of the Stars, Suite 1000N Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

(Registrant’s telephone number, including area code): (310) 553-0555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of registrant’s voting stock held by non‑affiliates was approximately $3.2 billion on June 30, 2015, based upon the last reported sales price on the New York Stock Exchange. As of February 24, 2016, there were  102,582,669 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2016 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report

Form 10‑K

For the Fiscal Year Ended December 31, 2015

INDEX

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K and other publicly available documents may contain or incorporate statements that constitute forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10‑K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward‑looking statements. Any such forward‑looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward‑looking statements. Such factors include, among others, general commercial aviation industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors,” in this Annual Report on Form 10‑K. We do not intend and undertake no obligation to update any forward‑looking information to reflect actual results or future events or circumstances.

PART I

ITEM 1.  BUSINESS

Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.  Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales and trading activities and our management fees.

We currently have relationships with over 200 airlines across 70 countries. We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including markets such as Asia, the Pacific Rim, Latin America, the Middle East, Europe, Africa and North America. Many of these markets are experiencing increased demand for passenger airline travel and have lower market saturation than more mature markets such as the United States and Western Europe. We expect that these markets will also present significant replacement opportunities in upcoming years as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. An important focus of our strategy is meeting the needs of this replacement market. Airlines in some of these markets have fewer financing alternatives, enabling us to command relatively higher lease rates compared to those in more mature markets.

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

During the year ended December 31, 2015, we purchased and took delivery of 51 aircraft and sold 24 aircraft, ending the year with a total of 240 owned aircraft, all of which were leased, with a net book value of $10.8 billion. During 2015, we increased our managed fleet by 12 aircraft, ending the year with 29 aircraft in our managed fleet portfolio. We leased and managed aircraft to a globally diversified customer base comprised of 90 airlines in 50 countries. As of December 31, 2015, the weighted average lease term remaining of our operating lease portfolio was 7.2 years and the weighted average age of our fleet was 3.6 years.

During 2015, we entered into definitive agreements and amendments to existing agreements with Airbus and Boeing to purchase 70 additional aircraft. From Airbus, we agreed to purchase 25 A330neo aircraft, 30 A321neo LR aircraft, three A350-900 aircraft, two A320-200 aircraft, one A330-200 aircraft and one A321-200 aircraft.  From Boeing, we agreed to purchase eight additional 737-8MAX aircraft.  Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023. As of December 31, 2015, we had, in the aggregate, 389 aircraft on order with Boeing and Airbus for delivery through 2023, with an estimated aggregate purchase price of $30.7 billion, making us one of the world's largest customers for new commercial jet aircraft.

During 2015, we signed lease agreements, letters of intent, and lease extension agreements for 120 aircraft with 46 customers across 35 countries. As a result, the minimum future rental payments that our airline customers have committed to us have increased to $20.9 billion from $16.5 billion in the prior year.  This includes $8.9 billion in contracted minimum rental payments on the 240 aircraft in our existing fleet and $12.0 billion in minimum future rental payments on the 127 aircraft that we have ordered from the manufacturers which will deliver between 2016 and 2021.

In 2015, total revenues increased by 16.4% to $1.22 billion, compared to 2014. This is comprised of rental revenues on our operating lease portfolio of $1.17 billion and aircraft sales, trading and other revenue of $48.3 million. During the year ended December 31, 2015, we sold 24 aircraft for proceeds of $784.7 million, recording gains on aircraft sales and trading activity of $33.9 million.  During the year ended December 31, 2014, we sold 22 aircraft, a corporate aircraft and received insurance proceeds in excess of the book value relating to the loss of an aircraft, for proceeds of $668.3 million, recording gains on aircraft sales and trading activity of $55.8 million. In addition, in December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft, comprised of 20 delivered aircraft and five undelivered aircraft, to Nordic Aviation Capital A/S ("NAC"). As of December 31, 2015, one aircraft had been transferred to NAC and the remaining 19 delivered aircraft were held for sale. We expect the sale of the 19 aircraft held for sale and the five undelivered aircraft to be completed in 2016.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or secured financing. In 2015, we issued $1.1 billion senior unsecured notes with an average interest rate of 3.14%, with maturities ranging from 2018 to 2022.  In 2015, we increased our unsecured revolving credit facility capacity to $2.8 billion, representing a 32.4% increase from 2014 and extended the final maturity to May 5, 2019. We ended 2015 with total debt outstanding of $7.7 billion, of which 78.7% was at a fixed rate and 88.4% of which was unsecured, with a composite cost of funds of 3.59%.

On April 22, 2015, the Company entered into a settlement agreement with American International Group, Inc. ("AIG") and ILFC ("ILFC") and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 14: Litigation, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.  In connection with the settlement, we recorded an expense of $72.0 million, before taxes for the year ended December 31, 2015. In December 2015, we received $4.5 million in insurance recoveries related to this matter, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items including the litigation expense, net of recoveries, we generated adjusted net income of $508.0 million for the year ended December 31, 2015 compared to $438.6 million for the year ended December 31, 2014, an increase of $69.4 million or 15.8%.  Adjusted diluted earnings per share increased to $4.64 for the year ended December 31, 2015, compared to $4.03 for the year ended December 31, 2014.  Adjusted net income and adjusted diluted earnings per share are measures of financial and operational performance that are not defined by GAAP.  See Note 2 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income and adjusted diluted earnings per share as non-GAAP measures and reconciliation of these measures to net income.

Operations to Date

Current Fleet

As of December 31, 2015, we owned 240 aircraft, comprised of 181 single-aisle narrowbody jet aircraft, 40 twin-aisle widebody jet aircraft and 19 turboprop aircraft, with a weighted average age of 3.6 years. As of December 31, 2014, we owned 213 aircraft, comprised of 163 single-aisle narrowbody jet aircraft, 32 twin-aisle widebody jet aircraft and 18 turboprop aircraft, with a weighted average age of 3.5 years. In addition, we also managed 29 jet aircraft for third party owners on a fee basis as of December 31, 2015 compared to 17 jet aircraft as of December 31, 2014.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(dollars in thousands)
Europe	$380,295	32.4%	$337,349	34.0%	$300,761	36.0%
China	265,450	22.6%	218,625	22.1%	129,772	15.5%
Asia (excluding China)	223,284	19.0%	190,389	19.2%	169,700	20.3%
Central America, South America and Mexico	114,672	9.8%	111,583	11.3%	107,857	12.9%
The Middle East and Africa	90,416	7.7%	47,958	4.9%	55,624	6.6%
U.S. and Canada	54,294	4.6%	55,007	5.4%	57,366	6.9%
Pacific, Australia, New Zealand	46,133	3.9%	30,330	3.1%	15,436	1.8%
Total	$1,174,544	100.0%	$991,241	100.0%	$836,516	100.0%

The following table sets forth the regional concentration of our flight equipment subject to operating lease based on net book value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
	(dollars in thousands)
Europe	$3,238,323	30.0%	$2,953,232	33.0%
China	2,444,370	22.6%	2,348,784	26.2%
Asia (excluding China)	2,313,477	21.4%	1,489,739	16.7%
The Middle East and Africa	1,023,715	9.5%	498,896	5.6%
Central America, South America and Mexico	923,352	8.5%	778,991	8.7%
U.S. and Canada	446,839	4.1%	412,532	4.6%
Pacific, Australia, New Zealand	423,399	3.9%	471,630	5.2%
Total	$10,813,475	100.0%	$8,953,804	100.0%

At December 31, 2015,  2014 and 2013, we owned and managed leased aircraft to customers in the following regions:

	December 31, 2015		December 31, 2014		December 31, 2013
	Number of		Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total	Customers(1)	% of Total
Europe	27	30.0%	24	30.0%	21	26.6%
Asia (excluding China)	19	21.1%	18	22.5%	17	21.5%
China	12	13.4%	11	13.8%	12	15.2%
U.S. and Canada	11	12.2%	8	10.0%	8	10.1%
Central America, South America and Mexico	11	12.2%	10	12.5%	12	15.2%
The Middle East and Africa	8	8.9%	7	8.8%	7	8.9%
Pacific, Australia, New Zealand	2	2.2%	2	2.4%	2	2.5%
Total	90	100.0%	80	100.0%	79	100.0%

(1)	A customer is an airline with its own operating certificate.

For the years ended December 31, 2015, 2014 and 2013, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2015, 2014 and 2013, no individual airline represented at least 10% of our rental revenue.

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

Prior to ordering aircraft, we evaluate the market for specific types of aircraft. We consider the overall demand for the aircraft type in the marketplace based on our deep knowledge of the aviation industry and our customer relationships. It is important to assess the airplane’s economic viability, the operating performance characteristics, engine variant options, intended utilization by our customers, and which aircraft types it will replace or compete with in the global market. Additionally, we study the effects of global airline passenger traffic growth in order to determine the likely demand for our new aircraft.

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

Aircraft Leasing Strategy

The airline industry is a complex industry with constantly evolving competition, code shares (where two or more airlines share the same flight), alliances and passenger traffic patterns. This requires frequent updating and flexibility within an airline’s fleet. The operating lease allows airlines to effectively adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital intensive assets which have an expected useful life of 25 years. This fleet flexibility enables airlines to more effectively operate and compete in their respective markets. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies.

We work to mitigate the risks associated with owning and leasing aircraft and cyclical variations in the airline industry through careful management of our fleet, including managing customer concentrations by geography and region, entering into long term leases, staggering lease maturities, balancing aircraft type exposures, and maintaining a young fleet age. We believe that diversification of our operating lease portfolio reduces the risks associated with individual customer defaults and the impact of adverse geopolitical and regional economic events. In order to maximize residual values and minimize the risk of obsolescence, our strategy is generally to own an aircraft for approximately the first third of its expected 25 year useful life.

Our management team identifies prospective airline customers based upon industry knowledge and long‑standing relationships. Prior to leasing an aircraft, we evaluate the competitive positioning of the airline, the strength and quality of the management team, and the financial performance of the airline. Management obtains and reviews relevant business materials from all prospective customers before entering into a lease agreement. Under certain circumstances, the customer may be required to obtain guarantees or other financial support from a sovereign entity or a financial institution. We work closely with our existing customers and potential lessees to develop customized lease structures that address their specific needs. We typically enter into a lease agreement 18 to 36 months in advance of the delivery of a new aircraft from our order book. Once the aircraft has been delivered and operated by the airline, we look to remarket the aircraft and sign a follow-on lease six to 12 months ahead of the scheduled expiry of the initial lease term. Our leases typically contain the following key provisions:

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

The lessee is responsible for compliance with applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the U.S. Federal Aviation Administration (“FAA”) or its equivalent in foreign jurisdictions. As a function of these laws and the provisions in our lease contracts, the lessees are responsible to perform all maintenance of the aircraft and return the aircraft and its components in a specified return condition. Generally, we receive a cash deposit and maintenance reserves as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, most leases contain extensive provisions regarding our remedies and rights in the event of a default by a lessee. The lessee generally is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

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

We may, in connection with the lease of used aircraft, agree to contribute specific additional amounts to the cost of certain first major maintenance events or modifications, which usually reflect the usage of the aircraft prior to the commencement of the lease, and which are typically covered by the prior operator’s usage fees. We may be obligated under the leases to make reimbursements of maintenance reserves previously received to lessees for expenses incurred for certain planned major maintenance. We also, on occasion, may contribute towards aircraft modifications and recover any such costs over the life of the lease.

Monitoring

During the lease term, we closely follow the operating and financial performance of our lessees. We maintain a high level of communication with the lessee and frequently evaluate the state of the market in which the lessee operates, including the impact of changes in passenger air travel and preferences, emerging competition, new government regulations, regional catastrophes and other unforeseen shocks that are relevant to the airline’s market. This enables us to identify lessees that may be experiencing operating and financial difficulties. This identification assists us in assessing the lessee’s ability to fulfill its obligations under the lease. This monitoring also identifies candidates, where appropriate, to restructure the lease prior to the lessee’s insolvency or the initiation of bankruptcy or similar proceedings. Once an insolvency or bankruptcy occurs we typically have less control over, and would most likely incur greater costs in connection with, the restructuring of the lease or the repossession of the aircraft.

During the life of the lease, situations may lead us to restructure leases with our lessees. When we repossess an aircraft leased in a foreign country, we generally expect to export the aircraft from the lessee’s jurisdiction. In some very limited situations, the lessees may not fully cooperate in returning the aircraft. In those cases, we will take appropriate legal action, a process that could ultimately delay the return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanics’ liens, airport charges, and navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

Remarketing

Our lease agreements are generally structured to require lessees to notify us nine to 12 months in advance of the lease’s expiration if a lessee desires to renew or extend the lease. Requiring lessees to provide us with such advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to remarket or sell the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. Our leases contain detailed provisions regarding the required condition of the aircraft and its components upon redelivery at the end of the lease term.

Aircraft Sales & Trading Strategy

Our strategy is to maintain a portfolio of young aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long term leases, and sell the aircraft when they near the end of the first third of their expected 25 year economic useful lives. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include leasing companies, financial institutions and airlines. We also buy and sell aircraft on an opportunistic basis for trading profits. In the past two years ending December 31, 2015, we sold 46 aircraft. Additionally, we may provide management services to buyers of our aircraft asset for a fee.

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

Financing Strategy

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured the Company to have investment grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit or secured financing in support of our new aircraft deliveries.

Insurance

We require our lessees to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance, aircraft all‑risk hull insurance and war‑risk insurance covering risks such as hijacking, terrorism (but excluding coverage for weapons of mass destruction and nuclear events), confiscation, expropriation, seizure and nationalization. We generally require a certificate of insurance from the lessee’s insurance broker prior to delivery of an aircraft. Generally, all certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

Insurance premiums are to be paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage, in each case, should be suitable for the lessee’s area of operations. We generally require that the certificates of insurance contain, among other provisions, a provision prohibiting cancellation or material change without at least 30 days’ advance written notice to the insurance broker (who would be obligated to give us prompt notice), except in the case of hull war insurance policies, which customarily only provide seven days’ advance written notice for cancellation and may be subject to shorter notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and we require that all insurance carriers be required to waive rights of subrogation against us.

The stipulated loss value schedule under aircraft hull insurance policies is on an agreed‑value basis acceptable to us and usually exceeds the book value of the aircraft. In cases where we believe that the agreed value stated in the lease is not sufficient, we make arrangements to cover such deficiency, which would include the purchase of additional “Total Loss Only” coverage for the deficiency.

Aircraft hull policies generally contain standard clauses covering aircraft engines. The lessee is required to pay all deductibles. Furthermore, the hull war policies generally contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts.

The comprehensive liability insurance listed on certificates of insurance generally include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500.0 million for Airbus and Boeing aircraft and $200.0 million for Embraer S.A. (“Embraer”) and Avions de Transport Régional ("ATR") aircraft. As a standard in the industry, airline operator’s policies contain a sublimit for third party war risk liability generally in the amount of at least $150.0 million. We require each lessee to purchase higher limits of third party war risk liability or obtain an indemnity from its respective government.

In late 2005, the international aviation insurance market unilaterally introduced exclusions for physical damage to aircraft hulls caused by dirty bombs, bio‑hazardous materials and electromagnetic pulsing. Exclusions for the same type of perils could be introduced into liability policies.

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

Competition

The leasing, remarketing and sale of aircraft is highly competitive. We are one of the largest aircraft lessors operating on a global scale.  We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition and the availability in the marketplace of the types of aircraft required to meet the needs of airline customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any.

Government Regulation

The air transportation industry is highly regulated. We do not operate commercial aircraft, and thus may not be directly subject to many industry laws and regulations, such as regulations of the U.S. Department of State (the “DOS”), the U.S. Department of Transportation, or their counterpart organizations in foreign countries regarding the operation of aircraft for public transportation of passengers and property. As discussed below, however, we are subject to government regulation in a number of respects. In addition, our lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered or operate. These laws govern, among other things, the registration, operation, maintenance and condition of the aircraft.

We are required to register our aircraft with an aviation authority mutually agreed upon with our lessee. Each aircraft registered to fly must have a Certificate of Airworthiness, which is a certificate demonstrating the aircraft’s compliance with applicable government rules and regulations and that the aircraft is considered airworthy. Each airline we lease to must have a valid operation certificate to operate our aircraft. Our lessees are obligated to maintain the Certificates of Airworthiness for the aircraft they lease.

Our involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister our aircraft on those countries’ registries.

We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the “DOC”) to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control, or "OFAC") impose restrictions on the operation of U.S.  -made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries. The U.S. Patriot Act of 2001 (the “Patriot Act”) prohibits financial transactions by U.S. persons, including U.S. individuals, entities and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

Jurisdictions in which aircraft are registered as well as jurisdictions in which they operate may impose regulations relating to noise and emission standards. In addition, most countries’ aviation laws require aircraft to be maintained under an approved maintenance program with defined procedures and intervals for inspection, maintenance and repair. To the extent that aircraft are not subject to a lease or a lessee is not in compliance, we are required to comply with such requirements, possibly at our own expense.

Employees

As of December 31, 2015, we had 74 full‑time employees. On average, our senior management team has approximately 25 years of experience in the commercial aviation industry. None of our employees are represented by a union or collective bargaining agreements.

Access to Our Information

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make our public SEC filings available, at no cost, through our website at www.airleasecorp.com as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10‑K and should not be considered part of this or any other report filed with the SEC. We will also provide these reports in electronic or paper format free of charge upon written request made to Investor Relations at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. Our SEC filings are also available free of charge on the SEC’s website at www.sec.gov. The public may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1‑800‑SEC‑0330 for further information on the operation of the public reference room.

Corporate Information

Air Lease Corporation incorporated in Delaware and launched in February 2010. Our website is www.airleasecorp.com. We may post information that is important to investors on our website. Information included or referred to on, or otherwise accessible through, our website is not intended to form a part of or be incorporated by reference into this report.

Executive Officers of the Company

Set forth below is certain information concerning each of our executive officers as of February 25, 2016, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions
Steven F. Udvar‑Házy	70	Chairman and Chief Executive Officer (since February 2010)
John L. Plueger	61	President, Chief Operating Officer and Director (since March 2010)
Carol H. Forsyte	53	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)	Corporate Vice President Law of Motorola Mobility LLC*, July 2012‑September 14, 2012 Corporate Vice President and Secretary of Motorola Mobility Inc., January 2011‑July 2012
Marc H. Baer	51	Executive Vice President, Marketing (since April 2010)
Jie Chen	52	Executive Vice President and Managing Director of Asia (since August 2010)
Alex A. Khatibi	55	Executive Vice President (since April 2010)
Kishore Korde	42	Executive Vice President, Marketing (since May 2015)	Senior Vice President, Marketing of ALC, 2010-May 2015
Grant A. Levy	53	Executive Vice President (since April 2010)
Gregory B. Willis	37	Senior Vice President and Chief Financial Officer (since March 2012)	Vice President, Finance, and Chief Accounting Officer of ALC, March 2010‑March 2012
John D. Poerschke	54	Senior Vice President of Aircraft Procurement and Specifications (since March 2010)

*Motorola Mobility LLC, Motorola Mobility, Inc., and Motorola Inc. are manufacturers of communication equipment.

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

We cannot assure you that we will be able to enter into profitable leases upon the acquisition of the aircraft we purchase in the future. You must rely upon our management team’s judgment and ability to evaluate the ability of lessees and other counterparties to perform their obligations to us and to negotiate transaction documents. We cannot assure you that our management team will be able to perform such functions in a manner that will achieve our investment objectives, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on the continual leasing and remarketing of our aircraft, and we may not be able to do so on favorable terms, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on the continual leasing and remarketing of our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate cash flows from operations. Our ability to lease and remarket our aircraft will depend on general market and competitive conditions at the time the initial leases are entered into and expire. If we are not able to lease or remarket an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for our debt service obligations or operating expenses. Our ability to lease, remarket or sell the aircraft on favorable terms or without significant off‑lease time and costs could be negatively affected by depressed conditions in the aviation industry, airline bankruptcies, the effects of terrorism, war, natural disasters and/or epidemic diseases on airline passenger traffic trends, declines in the values of aircraft, and various other general market and competitive conditions and factors which are outside of our control. If we are unable to lease and remarket our aircraft, on favorable terms, our financial condition, cash flow and results of operations would be negatively affected.

Our success depends in large part on our ability to obtain capital on favorable terms to finance our growth through the purchase of aircraft and to repay our outstanding debt obligations as they mature.  If we are not be able to obtain capital on terms acceptable to us, or at all, it would significantly impact our ability compete effectively in the commercial aircraft leasing market and would negatively affect our financial condition, cash flow and results of operations.

Growing our fleet will require substantial additional capital. Accordingly, we will need to obtain additional financing, which may not be available to us on favorable terms or at all.  Further, we must continue to have access to the capital markets and other sources of financing in order to repay our outstanding obligations as they mature.  Our access to sources of financing will depend upon a number of factors over which we have limited control, including:

•	general market conditions;
•	the market’s view of the quality of our assets;
•	the market’s perception of our growth potential;
•	interest rate fluctuations;
•	our current and potential future earnings and cash distributions; and
•	the market price of our Class A common stock.

Weaknesses in the capital and credit markets could negatively affect our ability to obtain financing or could increase the costs of financing.  For instance, during the most recent financial crisis, many companies experienced downward pressure on their share prices and had limited or no access to the credit markets, often without regard to their underlying financial strength. If financial market disruption and volatility were to occur again, we cannot assure you that we will be able to access capital, which could negatively affect our financial condition and results of operations.

In addition, if there are new regulatory capital requirements imposed on our private lenders, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements should we have any aircraft acquisition commitments then in place. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to potential breach of contract claims by our lessees and manufacturers. These risks may also be increased by the volatility and disruption in the capital and credit markets. Depending on market conditions at the time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes.  Further, because our charter permits the issuance of preferred stock, if our board of directors approves the issuance of preferred stock in a future financing transaction, such preferred stockholders may have rights, preferences or privileges senior to existing stockholders, and you will not have the ability to approve such a transaction. These risks would negatively affect our financial condition, cash flow and results of operations.

Incurring significant costs resulting from lease defaults could negatively affect our financial condition, cash flow and results of operations.

If we are required to repossess an aircraft after a lessee default, we may incur significant costs. Those costs likely would include legal and other expenses associated with court or other governmental proceedings particularly if the lessee is contesting the proceedings or is in bankruptcy. In addition, during any such proceedings the relevant aircraft would likely not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft that we repossess and are unable to place immediately with another lessee. It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessor might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

We may suffer other negative consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. In addition, certain of our lessees are owned, in whole or in part, by government‑related entities, which could complicate our efforts to repossess our aircraft in that lessee’s domicile. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in remarketing the affected aircraft.

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

In the normal course of their business, our lessees are likely to incur aircraft liens that secure the payment of airport fees and taxes, customs duties, air navigation charges, including charges imposed by Eurocontrol, the European Organization for the Safety of Air Navigation, landing charges, salvage or other liens that may attach to our aircraft. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens, particularly liens on entire fleets of aircraft, exceed the value of the particular aircraft to which the liens have attached. Aircraft may also be subject to mechanics’ liens as a result of routine maintenance performed by third parties on behalf of our lessees. Although we anticipate that the financial obligations relating to these liens are the responsibility of our lessees, if they fail to fulfill such obligations, the liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, aircraft liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft.

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

A lessee’s ability to perform its obligations under its lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors outside our control, including:

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

Many of our airline customers do not have investment grade credit profiles. We anticipate that some of our lessees will experience a weakened financial condition or suffer liquidity problems. This could lead to a lessee experiencing difficulties in performing under the terms of our lease agreement. This could result in the lessee seeking relief under some of the terms of our lease agreement, or it could result in us electing to repossess the aircraft.

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

Airlines are subject to extensive regulation under the laws of the jurisdictions in which they are registered and in which they operate. As a result, we expect that certain aspects of our leases will require licenses, consents or approvals, including consents from governmental or regulatory authorities for certain payments under our leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and governmental consent, once given, could be withdrawn. Furthermore, consents needed in connection with the future remarketing or sale of an aircraft may not be forthcoming. Any of these events could negatively affect our ability to remarket or sell aircraft, which would negatively affect our financial condition, cash flow and results of operations.

Our aircraft require routine maintenance, and if they are not properly maintained, their value may decline and we may not be able to lease or remarket such aircraft at favorable rates, if at all, which would negatively affect our financial condition, cash flow and results of operations.

We may be exposed to increased maintenance costs for our aircraft associated with a lessee’s failure to properly maintain the aircraft or pay supplemental maintenance rent. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its lease or sale. We enter into leases pursuant to which the lessees are primarily responsible for many obligations, which include maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including operational, maintenance, government agency oversight, registration requirements and airworthiness directives. Failure of a lessee to perform required maintenance during the term of a lease could result in a decrease in value of an aircraft, an inability to remarket an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease, which could be substantial, to restore the aircraft to an acceptable condition prior to remarketing or sale. Any failure by our lessees to meet their obligations to perform required scheduled maintenance or our inability to maintain our aircraft would negatively affect our financial condition, cash flow and results of operations.

If we experience abnormally high maintenance or obsolescence issues with any of our aircraft or aircraft that we acquire, it would negatively affect our financial condition, cash flow and results of operations.

Aircraft are long‑lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete or less in demand over time when newer, more advanced aircraft are manufactured. Our existing fleet, as well as the aircraft that we have ordered, have exposure to obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types. These events include but are not limited to government regulation or changes in our airline customers’ preferences. These events may shorten the life cycle for aircraft types in our fleet and, accordingly, may negatively impact lease rates, trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

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

The introduction of superior aircraft technology or a new line of aircraft, in particular more fuel efficient aircraft, could cause the aircraft that we own to become outdated or obsolete or oversupplied and therefore less desirable, which would negatively affect our financial condition, cash flow and results of operations.

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

We are indirectly subject to many of the economic and political risks associated with emerging markets, including China, which could negatively affect our financial condition, cash flow and results of operations.

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

Historically, the aircraft leasing business has experienced periods of aircraft oversupply. The oversupply of a specific type of aircraft is likely to depress the lease rates for and the value of that type of aircraft, including upon sale. The supply and demand for aircraft is affected by various cyclical and non‑cyclical factors that are outside of our control, including:

•	passenger and air cargo demand;
•	fuel costs and general economic conditions;
•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;
•	outbreaks of communicable diseases and natural disasters;
•	governmental regulation;
•	interest rates;
•	the availability of credit;
•	airline restructurings and bankruptcies;
•	airline fleet planning that reduces capacity or changes the type of aircraft in demand;
•	manufacturer production levels and technological innovation;
•	discounting by manufacturers on aircraft types nearing end of production;
•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;
•	retirement and obsolescence of aircraft models;
•	reintroduction into service of aircraft previously in storage; and
•	airport and air traffic control infrastructure constraints.

In addition, operating lessors may be sold or merged with other entities. For example, in 2014 two of our competitors merged to create a larger competitor for us. These types of transactions may call for a reduction in the fleet of the new entity, which could increase supply levels of used and older aircraft in the market.

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

Aircraft values and market rates for leases have from time to time experienced sharp decreases due to a number of factors including, but not limited to, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and increases in interest rates. Operating leases place the risk of realization of residual values on aircraft lessors because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry generally, many other factors may affect the value of the aircraft that we acquire and market rates for leases, including:

•	the particular maintenance, operating history and documentary records of the aircraft;
•	the number of operators using that type of aircraft;
•	aircraft age;
•	the regulatory authority under which the aircraft is operated;
•	any renegotiation of an existing lease on less favorable terms;
•	the negotiability of clear title free from mechanics’ liens and encumbrances;
•	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re‑leased;
•	compatibility of aircraft configurations or specifications with other aircraft owned by operators of that type;
•	comparative value based on newly manufactured competitive aircraft; and
•	the availability of spare parts.

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

The supply of commercial aircraft is dominated by a few airframe manufacturers and a limited number of engine manufacturers. As a result, we are dependent on the success of these manufacturers in remaining financially stable, producing products and related components which meet the airlines’ demands and fulfilling any contractual obligations they may have to us.

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

There have been recent well‑publicized delays by airframe manufacturers in meeting stated deadlines in bringing new aircraft to market. If there are manufacturing delays for aircraft for which we have made future lease commitments, some or all of our affected lessees could elect to terminate their lease arrangements with respect to such delayed aircraft. Any such termination could strain our relations with those lessees going forward and would negatively affect our cash flow and results of operations.

Aircraft have limited economic useful lives and depreciate over time, which would negatively affect our financial condition, cash flow and results of operations.

We depreciate our aircraft for accounting purposes on a straight line basis to the aircraft’s residual value over its estimated useful life.  If reduced demand for an aircraft causes a decline in its projected lease rates, or if we dispose of the aircraft for a price that is less than its depreciated book value of the aircraft on our balance sheet, then we will recognize a loss on the sale of the aircraft or potentially record an impairment charge. For this reason, our financial condition, cash flow and results of operations would be negatively affected.

Failure to close our aircraft acquisition commitments could negatively affect our financial condition, cash flow and results of operations.

As of December 31, 2015, we had entered into binding purchase commitments to acquire a total of 389 new aircraft for delivery through 2023. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

•

forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments, such as actual damages, and legal, accounting and financial advisory expenses, not realizing any of the benefits of completing the transactions and damage to our reputation and relationship with aircraft manufacturers;

•	defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees; and
•	failing to capitalize on other aircraft acquisition opportunities that were not pursued due to our management’s focus on these commitments.

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

Our credit facilities contain financial and non‑financial covenants, such as requirements that we comply with one or more of the following covenants: maximum debt‑to‑equity ratios, dividend restrictions, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender’s prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, our failure to comply with any of these covenants would likely constitute a default under such facilities and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern.

In addition, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to service our debt and grow our operations as planned. We cannot assure you that we will be able to refinance any of our debt on favorable terms, if at all. In addition, we cannot assure you that in the future we will be able to access long‑term financing or credit support on attractive terms, if at all, or qualify for guarantees, or obtain attractive terms for such guarantees, from the export credit agencies. Any inability to generate sufficient cash flow, maintain our existing fleet and facilities, or access long‑term financing or credit support would negatively affect our financial condition, cash flow and results of operations.

Negative changes in our credit ratings may limit our ability to obtain financing or increase our borrowing costs which would negatively affect our financial condition, cash flow and results of operations.

We are currently subject to periodic review by independent credit rating agencies Standard and Poor’s (“S&P”) and Kroll Bond Ratings (“Kroll”), each of which currently maintains investment grade credit ratings with respect to us and certain of our debt securities, and we may become subject to periodic review by other independent credit rating agencies in the future. An increase in the level of our outstanding indebtedness, or other events that could have a negative impact on our business, properties, financial condition, results of operations or prospects, may cause S&P or Kroll, or, in the future, other rating agencies, to downgrade or withdraw the credit rating with respect to us or our debt securities, which could negatively impact our ability to secure financing and increase our borrowing costs.

We cannot assure you that these credit ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency, if, in such rating agency’s sole judgment, circumstances so warrant. Ratings are not a recommendation to buy, sell or hold any security. Each agency’s rating should be evaluated independently of any other agency’s rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, could increase our corporate borrowing costs and limit our access to the capital markets which would negatively affect our financial condition, cash flow and results of operations.

An unexpected increase in our borrowing costs would negatively affect our financial condition, cash flow and results of operations.

We finance many of the aircraft in our fleet through a combination of short‑ and long‑term debt financings. As these debt financings mature, we may have to refinance these existing commitments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets. Moreover, an increase in interest rates under the various debt financing facilities we have in place would have a negative effect on our earnings and could make our aircraft leasing contracts unprofitable.

A limited percentage of our debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2015, we had $1.7 billion in floating rate debt. If interest rates increase, we would be obligated to make higher interest payments to the lenders of our floating-rate debt. If we incur significant fixed rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2015, of approximately $16.6 million on an annualized basis, which would negatively affect our financial condition, cash flow and results of operations.

The interest rates that we obtain on our debt financings have several components, including credit spreads, swap spreads, duration, and new issue premiums. These are all incremental to the underlying risk‑free rates, as applicable. Volatility in our perceived risk of default or in a market sector’s risk of default will negatively impact our cost of funds.

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

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2015, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $7.7 billion. Furthermore, we expect this amount to grow as we acquire more aircraft. Our level of debt could have important consequences, including the following:

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

In addition, certain agreements governing our existing indebtedness contain financial maintenance covenants that require us to satisfy certain ratios and maintain minimum net worth, and other restrictive covenants that limit our ability to engage in activities that may be in our long‑term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, may result in the acceleration of some or all our debt, which would negatively affect our financial condition, cash flow and results of operations.

Creditors of any subsidiaries we form for purposes of financing will have priority over our stockholders in the event of a distribution of such subsidiaries’ assets.

Some of the aircraft we acquire are held in special‑purpose, bankruptcy‑remote subsidiaries of our Company. Liens on those assets will be held by a collateral agent for the benefit of the lenders under the respective facility. In addition, funds generated from the lease of aircraft generally are applied first to amounts due to lenders, with certain exceptions. Creditors of our subsidiaries will have priority over us and our stockholders in any distribution of any such subsidiaries’ assets in a liquidation, reorganization or otherwise.

Defaults by one or more of our significant airline customers would negatively affect our financial condition, cash flow and results of operations.

The airline industry is cyclical, economically sensitive and highly competitive. Our lessees are affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns, and other political or economic events negatively affecting the world or regional trading markets. Our lessees’ abilities to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will likely affect our revenues and income. The loss of one or more of our significant airline customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material negative effect on our cash flow and earnings. This, in turn, could result in a breach of the covenants contained in any of our long‑term debt facilities, possibly resulting in accelerated amortization or defaults and would negatively affect our financial condition, cash flow and results of operations.

The recent appreciation of the U.S. dollar could negatively impact many of our lessees’ ability to honor the terms of their leases and could therefore materially adversely affect our business, financial condition and results of operations.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses.  For the year ended December 31, 2015, less than 5% of our revenues were derived from customers who have their principal place of business in the U.S.  While we attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars, the ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar, like we have experienced over the last year.

Our lessees may not be able to increase their revenues sufficiently to offset the impact of exchange rates on their lease payments and other expenses denominated in U.S. dollars. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Currency volatility, particularly as witnessed recently in other emerging market countries, could impact the ability of some of our customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.

Certain of our subsidiaries may be restricted in their ability to make distributions to us which would negatively affect our financial condition and cash flow.

The subsidiaries that hold our aircraft are legally distinct from us, and some of these subsidiaries are restricted from paying dividends or otherwise making funds available to us pursuant to agreements governing our indebtedness. Some of our principal debt facilities have financial covenants. If we are unable to comply with these covenants, then the amounts outstanding under these facilities may become immediately due and payable, cash generated by our subsidiaries affected by these facilities may be unavailable to us and/or we may be unable to draw additional amounts under these facilities. The events that could cause some of our subsidiaries not to be in compliance with their loan agreements, such as a lessee default, may be beyond our control, but they nevertheless could have a substantial negative impact on the amount of our cash flow available to fund working capital, make capital expenditures and satisfy other cash needs. For these reasons our financial condition and cash flow would be negatively affected. For a description of the operating and financial restrictions in our debt facilities, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non‑government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio‑hazardous materials, electromagnetic pulsing or similar events. Accordingly, we anticipate that our lessees’ insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us in the event that we are sued and are required to make payments to claimants, which would negatively affect our financial condition, cash flow and results of operations.

The death, incapacity or departure of key officers could harm our business and negatively affect our financial condition, cash flow and results of operations.

We believe our senior management’s reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Mr. Udvar-Házy, our founder, Chairman and Chief Executive Officer; Mr. Plueger, our President and Chief Operating Officer; and our other senior officers, each of whose services are critical to the success of our business strategies. We only have employment agreements with Messrs. Udvar-Házy and Plueger and have no intention at this time to enter into employment agreements with any of our other senior officers.  The employment agreements with Messrs. Udvar-Házy and Plueger are scheduled to expire in 2016. If we were to lose the services of any of the members of our senior management team, it could negatively affect our financial condition, cash flow and results of operations.

Conflicts of interest may arise between us and clients who will utilize our fleet management services, which could negatively affect our business interests, cash flow and results of operations.

Conflicts of interest may arise between us and third‑party aircraft owners, financiers and operating lessors who hire us to perform fleet management services such as leasing, re‑leasing, lease management and sales services. These conflicts may arise because services we anticipate providing for these clients are also services we will provide for our own fleet, including the placement of aircraft with lessees. We expect our fleet management services agreements will provide that we will use our reasonable commercial efforts in providing services, but, to the extent that we are in competition with the client for leasing opportunities, we will give priority to our own fleet. Nevertheless, despite these contractual waivers, competing with our fleet management clients in practice may result in strained relationships with them, which could negatively affect our business interests, cash flow and results of operations.

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

In addition to our Blackbird Capital I, LLC joint venture discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for which we own a non-controlling interest, we may on occasion enter into strategic ventures with third parties to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Although we anticipate that we would serve as the manager of any such strategic ventures, it has been our management’s experience that most strategic venture agreements will provide the non‑managing strategic partner certain veto rights over various significant actions, including the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a strategic venture that generates significant management fees, our financial results and growth prospects could be materially and negatively affected. In addition, if we were unable to resolve a dispute with a significant strategic partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the strategic venture at a time and in a manner that could result in our losing some or all of our original investment in the strategic venture, which could have a negative effect on our financial condition, cash flow and results of operations.

Our business and earnings are affected by general business, financial market and economic conditions throughout the world, which could have a negative effect on our financial condition, cash flow and results of operations.

Our business and earnings are affected by general business, financial market and economic conditions throughout the world. As an aircraft leasing business with exposure to emerging markets, we are particularly exposed to downturns in these emerging markets. A recession or worsening of economic conditions, particularly if combined with high fuel prices, may have a material negative effect on the ability of our lessees to meet their financial and other obligations under our operating leases, which, if our lessees default on their obligations to us, could have a material negative effect on our cash flow and results of operations. General business and economic conditions that could affect us include the level and volatility of short‑term and long‑term interest rates, inflation, employment levels, bankruptcies, demand for passenger and cargo air travel, volatility in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the global economy and the local economies in which we operate. For these reasons our financial condition, cash flow and results of operations could be negatively affected.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect lessees and the airline industry, which would negatively affect our cash flow and results of operations.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, costs for aircraft insurance and security measures increased, passenger and cargo demand for air travel decreased, and operators faced, and to a certain extent, continue to face, increased difficulties in acquiring war risk and other insurance at reasonable costs. The September 11, 2001 terrorist attacks resulted in substantial flight disruption costs caused by the temporary grounding of the U.S. airline industry’s fleet and prohibition of all flights in and out of the U.S. by the FAA, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic.

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or any precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or reduction of flights), could materially negatively affect lessees and the airline industry. Conflict in the Middle East and additional international hostilities, including heightened terrorist activity, could also have a material negative impact on our lessees’ financial condition, liquidity and results of operations. Lessees’ financial resources might not be sufficient to absorb the negative effects of any further terrorist attacks or other international hostilities involving the United States or U.S. interests, which could result in significant decreases in aircraft leasing transactions and would negatively affect our cash flow and results of operations.

Increases in fuel costs could materially negatively affect our lessees and by extension the demand for our aircraft which would negatively affect our financial condition, cash flow and results of operations.

Fuel costs represent a major expense to airlines, and fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events, regulatory changes (including those related to greenhouse gas emissions) and currency exchange rates. If airlines are unable to increase ticket prices to offset fuel price increases, their cash flows will suffer. Political unrest in the Middle East and North Africa has historically generated uncertainty regarding the predictability of the world’s future oil supply, which has led to significant increases in fuel costs. Fuel costs may rise in the future. Other events can also significantly affect fuel availability and prices, including natural disasters, decisions by the Organization of the Petroleum Exporting Countries regarding their members’ oil output, and the increase in global demand for fuel from countries such as China.

High fuel costs would likely have a material negative impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines are successful in increasing fares, demand for air travel may be negatively affected. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. If fuel price increases, they are likely to cause our lessees to incur higher costs. Consequently, these conditions may:

•	affect our lessees’ ability to make rental and other lease payments;
•	result in lease restructurings and aircraft repossessions;
•	increase our costs of maintaining and marketing aircraft;
•	impair our ability to remarket aircraft or otherwise sell our aircraft on a timely basis at favorable rates; or
•	reduce the sale proceeds received in the event of an aircraft sale.

Such effects would materially negatively affect demand for our aircraft, which would negatively affect our financial condition, cash flow and results of operations.

A deterioration in the financial condition of the airline industry would have a negative impact on our ability to lease our aircraft which would negatively affect our financial condition, cash flow and results of operations.

The financial condition of the airline industry is of particular importance to us because our aircraft are primarily leased to passenger airlines and we plan to continue to lease our aircraft to passenger airlines. Our ability to achieve our primary business objectives will depend on the financial condition and growth of the airline industry. The risks affecting airlines are generally out of our control, but because these risks have a significant impact on our intended airline customers, they will affect us as well. We may experience:

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

SARS, H1N1, Ebola, the Zika virus and other epidemic diseases may hinder airline travel and reduce the demand for aircraft which would negatively affect our financial condition, cash flow and results of operations.

The outbreak of severe acute respiratory syndrome (“SARS”) materially negatively affected passenger demand for air travel in 2003. In addition, since 2003, there have been several outbreaks of avian influenza, or the bird flu, beginning in Asia and, eventually, spreading to certain parts of Africa and Europe. Additional outbreaks of SARS, bird flu, swine flu, the Zika virus, Ebola or other pandemic diseases, or the fear of such events, could provoke responses, including government‑imposed travel restrictions, which could negatively affect passenger demand for air travel and the financial condition of the aviation industry. The consequences of these events may reduce the demand for aircraft and/or impair our lessees’ ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

Natural disasters and other natural phenomena may disrupt air travel and reduce the demand for aircraft which would negatively affect our financial condition, cash flow and results of operations.

Air travel can be disrupted, sometimes severely, by the occurrence of natural disasters and other natural phenomena. A natural disaster could cause disruption to air travel and could result in a reduced demand for aircraft and/or impair our lessees’ ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

The effects of various environmental regulations may negatively affect the airline industry, which may in turn cause lessees to default on their lease payment obligations to us which would negatively affect our financial condition, cash flow and results of operations.

Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (the “ICAO”), have specific standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase‑ out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporated aviation‑ related emissions into the European Union’s Emission Trading Scheme beginning in 2013. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non‑ compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Because aircraft engines are replaced from time to time in the normal course, it is likely that the number of such engines would increase over time. The ICAO is expected to develop a global scheme based on market‑based measures to limit CO2 emissions from international aviation by 2016 to be implemented by 2020. Concerns over global warming could result in more stringent limitations on the operation of aircraft powered by older, non‑compliant engines, as well as newer engines.

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that aviation is to be included in the European Union’s Emissions Trading Scheme starting in 2012, and that all of the emissions associated with international flights that land or take off within the European Union will be subject to the trading program, even those emissions that are emitted outside of the European Union but exempted emissions from that portion of such flights that are outside of the European Union zone through 2016 when the ICAO is expected to establish new global measures. The United Kingdom doubled its air passenger duties, effective February 1, 2007, in recognition of the environmental costs of air travel. Similar measures may be implemented in other jurisdictions as a result of environmental concerns.

These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant, which would negatively affect our financial condition, cash flow and results of operations. Further, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in a negative impact on their financial conditions. Consequently, such compliance may affect lessees’ ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

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

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by OFAC. Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could negatively impact our business, operating results, and financial condition.

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

A cyber‑attack that bypasses our information technology, or IT, security systems, causing an IT security breach, may lead to a material disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

Parts of our business depend on the secure operation of our computer systems to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyber‑attack could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liability. While we devote substantial resources to maintaining adequate levels of cyber‑security, our resources and technical sophistication may not be adequate to prevent all types of cyber‑ attacks.

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

Our financial reporting for lease revenue may be impacted by a proposed new model for lease accounting.

We anticipate the Financial Accounting Standards Board (“FASB”) will issue Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which will replace the existing guidance in ASC 840, Leases, in early 2016. The standard the FASB plans to issue would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets.  Lessor accounting for operating leases would remain substantially unchanged. We anticipate that the standard will be effective for public entities beginning after December 15, 2018. Based on the original Leases re-exposure draft and the FASB’s tentative decisions, we believe the standard will not have a material impact on our consolidated financial statements. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.

Risks Related to Our Class A Common Stock

The price of our Class A common stock historically has been volatile. This volatility may negatively affect the price of our Class A common stock.

The Company’s stock continues to experience substantial price volatility. This volatility may negatively affect the price of our Class A common stock at any point in time. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	announcements concerning our competitors, the airline industry or the economy in general;
•	announcements concerning the availability of the type of aircraft we own;
•	general and industry‑specific economic conditions;
•	changes in the price of aircraft fuel;
•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;
•	additions or departures of key members of management;
•	any increased indebtedness we may incur in the future;
•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
•	changes or proposed changes in laws or regulations affecting the airline industry or enforcement of these laws and regulations, or announcements relating to these matters; and
•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our lessees are located.

Broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including periods of sharp decline. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Provisions in Delaware law and our restated certificate of incorporation and amended and restated bylaws may inhibit a takeover of us, which could cause the market price of our Class A common stock to decline and could entrench management.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests, including the ability of our board of directors to designate the terms of and issue new series of preferred stock, a prohibition on our stockholders from calling special meetings of the stockholders, and advance notice requirements for stockholder proposals and director nominations. In addition, Section 203 of the Delaware General Corporation Law, which we have not opted out of, prohibits a public Delaware corporation from engaging in certain business combinations with an “interested stockholder” (as defined in such section) for a period of three years following the time that such stockholder became an interested stockholder without the prior consent of our board of directors. The effect of Section 203 of the Delaware General Corporation Law, as well as these charter and bylaws provisions, may make the removal of management more difficult. It may also impede a merger, takeover or other business combination or discourage a potential acquirer from making a tender offer for our Class A common stock, which, under certain circumstances, could reduce the market price of our Class A common stock.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of Class A common stock or offering debt or additional equity securities, including commercial paper, medium‑term notes, senior or subordinated notes or preferred shares. Issuing additional shares of Class A common stock or other additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock, or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their share holdings in us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2015, our operating lease portfolio consisted of 240 aircraft, comprised of 181 single‑aisle narrowbody jet aircraft, 40 twin‑aisle widebody jet aircraft and 19 turboprop aircraft, with a weighted average age of 3.6 years.

The following table shows the scheduled lease terminations (for the minimum non‑cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2015, updated through February 25, 2016:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A319-100	—	1	1	—	—	1	3
Airbus A320-200	2	2	1	4	9	21	39
Airbus A321-200	1	1	1	1	1	21	26
Airbus A330-200	—	1	—	4	2	9	16
Airbus A330-300	—	—	—	—	1	4	5
Boeing 737-700	1	—	2	3	—	2	8
Boeing 737-800	1	4	5	10	10	49	79
Boeing 767-300ER	1	—	—	—	—	—	1
Boeing 777-200ER	—	—	—	—	1	—	1
Boeing 777-300ER	—	1	—	—	—	16	17
Embraer E175	—	—	—	—	—	5	5
Embraer E190	—	1	—	6	10	4	21
ATR 42/72-600	—	—	—	4	5	10	19
Total	6	11	10	32	39	142	240

Commitments

As of December 31, 2015, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $30.7 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in budgeted buyer furnished equipment required by a specific airline customer.

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/321-200(1)	3	—	—	—	—	—	3
Airbus A320/321neo(2)	1	14	17	27	26	55	140
Airbus A330-200	1	—	—	—	—	—	1
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900	—	2	2	2	8	9	23
Boeing 737-800	17	9	—	—	—	—	26
Boeing 737-8/9 MAX	—	—	8	18	32	54	112
Boeing 777-300ER	6	2	—	—	—	—	8
Boeing 787-9/10	3	3	7	7	6	20	46
ATR 72-600	5	—	—	—	—	—	5
Total	36	30	39	59	77	148	389

(1)	All of our Airbus A320/321-200 aircraft, scheduled to be delivered in 2016, will be equipped with sharklets.
(2)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.

As of December 31, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our new aircraft are being purchased pursuant to binding purchase agreements with each of Airbus and Boeing. These agreements establish pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft types that we ultimately acquire.

New Lease Placements

Our current lease placements are progressing well and are in line with our expectations. As of February 25, 2016, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2023 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2016	36	34	94.4%
2017	30	29	96.7%
2018	39	24	61.5%
2019	59	23	39.0%
2020	77	14	18.2%
Thereafter	148	3	2.0%
Total	389	127

Our lease commitments for 34 of the 36 aircraft to be delivered in 2016 are comprised of 32 binding leases and two non-binding letters of intent. Our lease commitments for the 29 of the 30 aircraft to be delivered in 2017 are comprised of 26 binding leases and three non-binding letters of intent. Our lease commitments for 24 of the 39 aircraft to be delivered in 2018 are comprised of 22 binding leases and two non-binding letters of intent. Our lease commitments for 23 of the 59 aircraft to be delivered in 2019 are comprised of 22 binding leases and one non-binding letter of intent. Our lease commitments for 14 of the 77 aircraft to be delivered in 2020 are comprised of nine binding leases and five non-binding letters of intent.  Finally, our lease commitments for three of the 148 aircraft to be delivered after 2020 is comprised of one binding lease and two non-binding letters of intent.  While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we are not certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for the aircraft that are scheduled to be delivered through 2023, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. We also lease offices at 3rd Floor, Kilmore House, Park Lane, Spencer Dock, Dublin 1, Ireland. We do not own any real estate. We believe our current facilities are adequate for our current needs and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any enforcement proceedings or litigation related to regulatory compliance matters or material legal proceedings. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2015, there were 102,582,669 shares of Class A common stock outstanding held by approximately 199 holders of record.

On February 24, 2016 the closing price of our Class A common stock was $28.50 per share as reported by the NYSE. The table below sets forth for the indicated periods the high and low sales prices for our Class A common stock as reported on the NYSE.

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$39.65	$33.01
June 30, 2015	$40.21	$33.90
September 30, 2015	$37.13	$29.83
December 31, 2015	$34.94	$30.68

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$37.69	$30.27
June 30, 2014	$42.44	$34.68
September 30, 2014	$38.88	$32.50
December 31, 2014	$38.74	$31.06

Dividends

The following table sets forth the dividends declared for the years ended December 31, 2015, 2014 and 2013:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Dividends declared per share	$0.17	$0.13	$0.11

While the Board of Directors paid a quarterly cash dividend in 2015 and currently expects to continue paying a quarterly cash dividend of $0.05 per share for the foreseeable future, the cash dividend policy can be changed at any time at the discretion of the Board of Directors.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,577,283	$20.37	6,437,196
Equity compensation plans not approved by security holders	—	—	—
Total	3,577,283	$20.37	6,437,196

Performance Graph

The graph below compares the cumulative return since April 19, 2011 of the Company’s Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of April 19, 2011, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the peer group and in the S&P Midcap 400 Index and in the Russell 2000 Index on April 19, 2011, and the relative performance of each is tracked through December 31, 2015. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 56 Month Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2015

Company Purchases of Stock

The Company did not purchase any shares of its Class A common stock during 2015.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share data)
Operating data:
Rentals of flight equipment	$1,174,544	$991,241	$836,516	$645,853	$332,719
Aircraft sales, trading and other(1)	48,296	59,252	22,159	9,893	4,022
Total revenues	1,222,840	1,050,493	858,675	655,746	336,741
Expenses(1)	829,887	655,717	565,233	451,773	253,900
Income before taxes	392,953	394,776	293,442	203,973	82,841
Income tax expense	(139,562)	(138,778)	(103,031)	(72,054)	(29,609)
Net income	$253,391	$255,998	$190,411	$131,919	$53,232

Adjusted net income(2)	$507,982	$438,596	$338,683	$252,655	$131,664

Net income per share:
Basic	$2.47	$2.51	$1.88	$1.31	$0.59
Diluted	$2.34	$2.38	$1.80	$1.28	$0.59
Adjusted diluted earnings per share(2)	$4.64	$4.03	$3.16	$2.40	$1.46

Cash dividends declared per share:	$0.17	$0.13	$0.11	$—	$—
Weighted average shares outstanding:
Basic	102,547,774	102,142,828	101,529,137	100,991,871	89,592,945
Diluted	110,628,865	110,192,771	108,963,550	107,656,463	90,416,346

Cash flow data:
Net cash flows provided by (used in):
Operating activities	$839,795	$769,018	$654,213	$491,029	$267,166
Investing activities	(2,152,801)	(1,805,657)	(2,185,894)	(2,344,924)	(2,977,156)
Financing activities	1,186,862	1,049,285	1,571,765	1,802,179	2,662,974

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$10,813,475	$8,953,804	$7,613,135	$6,251,863	$4,237,416
Total assets	12,355,098	10,691,180	9,242,355	7,279,405	5,116,984
Total debt	7,712,421	6,630,758	5,763,068	4,310,513	2,555,190
Total liabilities	9,335,186	7,919,118	6,718,921	4,946,784	2,940,701
Shareholders’ equity	3,019,912	2,772,062	2,523,434	2,332,621	2,176,283
Other operating data:
Aircraft lease portfolio at period end:
Owned	240	213	193	155	102
Managed	29	17	4	4	2

(1)	Expenses for the year ended December 31, 2015 included settlement expense of $72.0 million. Other income for the year ended December 31, 2015 included income recovery on a settlement of $4.5 million.
(2)

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

The following tables show the reconciliation of net income to adjusted net income (in thousands):

	Year Ended
	December 31,
	2015	2014	2013	2012	2011
Reconciliation of net income to adjusted net income:	(unaudited)
Net income	$253,391	$255,998	$190,411	$131,919	$53,232
Amortization of debt discounts and issuance costs	30,507	27,772	23,627	16,994	9,481
Stock-based compensation	17,022	16,048	21,614	31,688	39,342
Settlement	72,000	—	—	—	—
Insurance recovery on settlement	(4,500)	—	—	—	—
Provision for income taxes	139,562	138,778	103,031	72,054	29,609
Adjusted net income	$507,982	$438,596	$338,683	$252,655	$131,664

The following table shows the reconciliation of net income to adjusted diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2015	2014	2013	2012	2011
Reconciliation of net income to adjusted diluted earnings per share:	(unaudited)
Net income	$253,391	$255,998	$190,411	$131,919	$53,232
Amortization of debt discounts and issuance costs	30,507	27,772	23,627	16,994	9,481
Stock-based compensation	17,022	16,048	21,614	31,688	39,342
Settlement	72,000	—	—	—	—
Insurance recovery on settlement	(4,500)	—	—	—	—
Provision for income taxes	139,562	138,778	103,031	72,054	29,609
Adjusted net income	$507,982	$438,596	$338,683	$252,655	$131,664
Assumed conversion of convertible senior notes	5,806	5,811	5,783	5,627	560
Adjusted net income plus assumed conversions	$513,788	$444,407	$344,466	$258,282	$132,224
Weighted-average diluted shares outstanding	110,628,865	110,192,771	108,963,550	107,656,463	90,416,346
Adjusted diluted earnings per share	$4.64	$4.03	$3.16	$2.40	$1.46

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains of our aircraft sales and trading activities and our management fees.

Our fleet, based on net book value, increased by $1.8 billion or 20.8%, to $10.8 billion as of December 31, 2015 compared to $9.0 billion as of December 31, 2014. As of December 31, 2015, we owned 240 aircraft in our fleet, all of which were leased, and we had an additional 389 aircraft on order with Boeing, Airbus and ATR. Our portfolio of 240 aircraft as of December 31, 2015 was comprised of 181 single-aisle narrowbody jet aircraft, 40 twin-aisle widebody jet aircraft and 19 turboprop aircraft, with a weighted average age of 3.6 years. We ended 2014 with 213 aircraft, comprised of 163 single-aisle jet aircraft, 32 twin-aisle widebody aircraft and 18 turboprop aircraft, with a weighted average age of 3.5 years.

During 2015, we signed lease agreements, letters of intent, and lease extension agreements for 120 aircraft with 46 customers across 35 countries. As a result, the minimum future rental payments that our airline customers have committed to us have increased to $20.9 billion from $16.5 billion in the prior year.  This includes $8.9 billion in contracted minimum rental payments on the 240 aircraft in our existing fleet and $12.0 billion in minimum future rental payments on the 127 aircraft that we have ordered from the manufacturers which will deliver between 2016 and 2021.

During 2015, we entered into definitive agreements and amendments to existing agreements with Airbus and Boeing to purchase 70 additional aircraft. From Airbus, we agreed to purchase 25 A330neo aircraft, 30 A321neo LR aircraft, three A350-900 aircraft, two A320-200 aircraft, one A330-200 aircraft and one A321-200 aircraft.  From Boeing, we agreed to purchase eight additional 737-8MAX aircraft.  Deliveries of the aircraft are scheduled to commence in 2016 and continue through 2023. As of December 31, 2015, we had, in the aggregate, 389 aircraft on order with Boeing, Airbus and ATR for delivery through 2023, with an estimated aggregate purchase price of $30.7 billion, making us one of the world's largest customers for new commercial jet aircraft.

In 2015, total revenues increased by 16.4% to $1.22 billion, compared to 2014. Our total revenues were comprised of rental revenues on our operating lease portfolio of $1.17 billion and aircraft sales, trading and other revenue of $48.3 million. During the year ended December 31, 2015, we sold 24 aircraft for proceeds of $784.7 million recording gains on aircraft sales and trading activity of $33.9 million.  During the year ended December 31, 2014, we sold 22 aircraft, a corporate aircraft and received insurance proceeds in excess of the book value relating to the loss of an aircraft for proceeds of $668.3 million, recording gains on aircraft sales and trading activity of $55.8 million. In addition, in December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft, comprised of 20 delivered aircraft and five undelivered aircraft, to NAC. As of December 31, 2015, one aircraft had been transferred to NAC and the remaining 19 delivered aircraft were held for sale. We expect the sale of the 19 aircraft held for sale and the five undelivered aircraft to be completed in 2016.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or secured financing. In 2015, we issued $1.1 billion senior unsecured notes with an average interest rate of 3.14%, with maturities ranging from 2018 to 2022.  In 2015, we increased our unsecured revolving credit facility capacity to $2.8 billion, representing a 32.4% increase from 2014 and extended the final maturity to May 5, 2019. We ended 2015 with total debt outstanding of $7.7 billion, of which 78.7% was at a fixed rate and 88.4% of which was unsecured, with a composite cost of funds of 3.59%.

On April 22, 2015, the Company entered into a settlement agreement with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 14: Litigation, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.  In connection with the settlement, we recorded an expense of $72.0 million, before taxes for the year ended December 31, 2015. In December 2015, we received $4.5 million in insurance recoveries related to this matter, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items including the litigation expense, net of recoveries, we generated adjusted net income of $508.0 million for the year ended December 31, 2015 compared to $438.6 million for the year ended December 31, 2014, an increase of $69.4 million or 15.8%.  Adjusted diluted earnings per share increased to $4.64 for the year ended December 31, 2015, compared to $4.03 for the year ended December 31, 2014.  Adjusted net income and adjusted diluted earnings per share are measures of financial and operational performance that are not defined by GAAP.  See Note 2 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income and adjusted diluted earnings per share as non-GAAP measures and reconciliation of these measures to net income.

Our Fleet

We have continued to build one of the world’s youngest operating lease portfolios, comprised of the currently most fuel-efficient commercial jet transport aircraft. During the year ended December 31, 2015, we took delivery of 51 aircraft from our new order pipeline and sold 24 aircraft ending the year with a total of 240 aircraft. Our weighted average fleet age and weighted average remaining lease term as of December 31, 2015 were 3.6 years and 7.2 years, respectively. We also managed 29 aircraft as of December 31, 2015.

Portfolio metrics of our fleet as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Fleet size	240	213
Managed fleet	29	17
Order book	389	364

Weighted average fleet age(1)	3.6 years	3.5 years
Weighted average remaining lease term(1)	7.2 years	7.3 years
Aggregate net book value	$10.8 billion	$9.0 billion

Current fleet contracted rentals	$8.9 billion	$7.5 billion
Committed fleet rentals	$12.0 billion	$9.0 billion
Total committed rentals	$20.9 billion	$16.5 billion

(1)	Weighted‑average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
	(dollars in thousands)
Europe	$3,238,323	30.0%	$2,953,232	33.0%
China	2,444,370	22.6%	2,348,784	26.2%
Asia (excluding China)	2,313,477	21.4%	1,489,739	16.7%
The Middle East and Africa	1,023,715	9.5%	498,896	5.6%
Central America, South America and Mexico	923,352	8.5%	778,991	8.7%
U.S. and Canada	446,839	4.1%	412,532	4.6%
Pacific, Australia, New Zealand	423,399	3.9%	471,630	5.2%
Total	$10,813,475	100.0%	$8,953,804	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Number of		Number of
Aircraft type	Aircraft(1)	% of Total	Aircraft	% of Total
Airbus A319-100	3	1.3%	5	2.3%
Airbus A320-200	39	16.3%	39	18.3%
Airbus A321-200	26	10.9%	20	9.4%
Airbus A330-200	16	6.7%	16	7.5%
Airbus A330-300	5	2.1%	5	2.3%
Boeing 737-700	8	3.3%	8	3.8%
Boeing 737-800	79	32.9%	61	28.6%
Boeing 767-300ER	1	0.4%	1	0.5%
Boeing 777-200ER	1	0.4%	1	0.5%
Boeing 777-300ER	17	7.1%	9	4.2%
Embraer E175	5	2.1%	7	3.3%
Embraer E190	21	8.7%	23	10.8%
ATR 42/72-600	19	7.8%	18	8.5%
Total	240	100.0%	213	100.0%

(1)	All ATR aircraft were held for sale as of December 31, 2015.

As of December 31, 2015, we had contracted to buy 389 new aircraft for delivery through 2023, with an estimated aggregate purchase price (including adjustments for inflation) of $30.7 billion, for delivery as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/321-200(1)	3	—	—	—	—	—	3
Airbus A320/321neo(2)	1	14	17	27	26	55	140
Airbus A330-200	1	—	—	—	—	—	1
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900	—	2	2	2	8	9	23
Boeing 737-800	17	9	—	—	—	—	26
Boeing 737-8/9 MAX	—	—	8	18	32	54	112
Boeing 777-300ER	6	2	—	—	—	—	8
Boeing 787-9/10	3	3	7	7	6	20	46
ATR 72-600	5	—	—	—	—	—	5
Total	36	30	39	59	77	148	389

(1)	All of our Airbus A320/321-200 aircraft, scheduled to deliver in 2016, will be equipped with sharklets.
(2)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Our lease placements are progressing in line with expectations. As of December 31, 2015, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2016	36	34	94.4%
2017	30	29	96.7%
2018	39	24	61.5%
2019	59	23	39.0%
2020	77	14	18.2%
Thereafter	148	3	2.0%
Total	389	127

As of December 31, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In the last four years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both the passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 6.5% in 2015 over the prior year. In 2014, global passenger traffic demand grew 5.9% compared to 2013, which was in line with the annual growth rate over the past 30 years.  The number of aircraft in service also has grown steadily and the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. While the airline industry is cyclical, the leasing industry has remained resilient over time.

Despite industry cyclicality and economic stresses, we remain optimistic about the long-term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for us in helping airlines modernize their fleets to support the growth of the airline industry. Further, as the total number of aircraft in use globally increases, annual deliveries of new aircraft continue to increase, and new aircraft represent a more consistent percentage of the aircraft in use each year, we expect aircraft cycles to be less volatile.

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

In 2013, we received a corporate credit rating of A- with a stable outlook from Kroll, followed by a second investment grade corporate credit rating of BBB- with a stable outlook from S&P. Kroll recently reconfirmed our credit rating and outlook in December 2015, while S&P reconfirmed our credit rating and revised its outlook on ALC from stable to positive in October 2015. Our investment grade credit ratings helped us to further lower our cost of funds and broadened our access to attractively priced capital. Our long-term debt financing strategy will be focused on continuing to raise unsecured debt in the global bank and investment grade capital markets.

During the year ended December 31, 2015, we incurred additional debt financing and capacity aggregating $1.9 billion, which included $1.1 billion in senior unsecured notes, the addition of $680.0 million in capacity to our unsecured revolving credit facility which now totals $2.8 billion and additional debt facilities aggregating $145.5 million. We ended 2015 with total debt outstanding, net of discounts and issuance costs, of $7.7 billion compared to $6.6 billion in 2014. We ended 2015 with total unsecured debt outstanding of $6.9 billion compared to $5.5 billion in 2014, increasing our unsecured debt as a percentage of total debt to 88.4% as of December 31, 2015 compared to 82.4% as of December 31, 2014. Our fixed rate debt as a percentage of total debt increased to 78.7% as of December 31, 2015 from 75.3% as of December 31, 2014.

We increased our cash flows from operations by 9.2% or $70.8 million to $839.8 million in 2015 as compared to $769.0 million in 2014. Our cash flows from operations increased primarily because of the lease of additional aircraft.  Our cash flows from operations and aircraft sales, trading and other activities contributed significantly to our liquidity position. Our cash flow used in investing activities was $2.2 billion for the year ended December 31, 2015, which resulted primarily from the purchase of aircraft partially offset by gains on the sale of aircraft.  Our cash flow provided by financing activities was $1.2 billion for the year ended December 31, 2015, which resulted primarily from the net proceeds received from the issuance of our unsecured notes in January 2015 and August 2015.

We ended 2015 with available liquidity of $2.6 billion which is comprised of unrestricted cash of $156.7 million and undrawn balances under our warehouse facility and unsecured revolving credit facility of $2.4 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for 2016 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan will remain focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Debt

Our debt financing was comprised of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Unsecured
Senior notes	$5,677,769	$4,579,194
Revolving credit facility	720,000	569,000
Term financings	292,788	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	6,890,557	5,544,340
Secured
Term financings	477,231	636,411
Warehouse facility	372,423	484,513
Export credit financing	58,229	64,884
Total secured debt financing	907,883	1,185,808

Total debt financing	7,798,440	6,730,148
Less: Debt discounts and issuance costs	(86,019)	(99,390)
Debt financing, net of discounts and issuance costs	$7,712,421	$6,630,758
Selected interest rates and ratios:
Composite interest rate(1)	3.59%	3.64%
Composite interest rate on fixed rate debt(1)	4.04%	4.22%
Percentage of total debt at fixed rate	78.70%	75.26%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

We issued $1.1 billion in aggregate principal amount of senior unsecured notes during 2015, comprised of $600.0 million in aggregate principal amount of 3.75% notes due 2022 and $500.0 million in aggregate principal amount of 2.625% notes due 2018.

As of December 31, 2015, we had $5.7 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.1 to 8.7 years and bearing interest at fixed rates ranging from 2.125% to 7.375%. As of December 31, 2014, we had $4.6 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

Registered notes.  We have approximately $5.4 billion in aggregate principal amount of senior unsecured notes that we have registered with the SEC.  All of our registered notes may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our registered notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a change of control repurchase event (as defined in the applicable indenture or supplemental indenture) occurs.

Of the $5.4 billion in aggregate principal amount of registered notes, we have approximately $3.3 billion in aggregate principal amount of registered notes that were issued during or after November 2013.  Each of the indentures governing these registered notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

For the approximately $2.1 billion in aggregate principal amount of registered notes that were issued prior to November 2013, each of the indentures governing those registered notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets and interest coverage, and other additional covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets.  The covenants contained in all of the indentures governing our registered notes are subject to a number of important exceptions and qualifications set forth in the applicable indenture, including, with respect to the indentures governing our registered notes issued before November 2013, the suspension of the financial maintenance covenant relating to interest coverage and the covenant that limits our payment of dividends on or purchases of certain equity interests and prepayments of subordinated indebtedness when such registered notes are rated investment grade (as defined in the applicable indenture).  We believe that we were in compliance with all covenants contained in the indentures governing our registered notes as of December 31, 2015.

The indentures governing our registered notes also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These events are default are subject to a number of important exceptions and qualifications set forth in the indentures.

Unregistered notes.  We have approximately $320.7 million in aggregate principal amount of senior unsecured notes that we have not registered with the SEC and that are governed by various purchase agreements.  Our unregistered notes, like our registered notes, may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our unregistered notes also require us to offer to purchase all of the notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest if a change of control (as defined in the applicable purchase agreement) occurs.

The purchase agreements governing our unregistered notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets, interest coverage and consolidated leverage ratio. In addition, the purchase agreements contain covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable purchase agreement, including, with respect to the purchase agreement governing certain tranches of unregistered notes, the suspension of the financial maintenance covenant relating to interest coverage and the covenant that limits our ability to pay dividends on or purchase certain equity interests and prepay subordinated indebtedness when the unregistered notes governed by such purchase agreement are rated investment grade (as defined in the applicable purchase agreement). We believe that we were in compliance with all covenants contained in the purchase agreements governing our unregistered notes as of December 31, 2015.

The purchase agreements also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant purchase agreement may immediately become due and payable. These events are default are subject to a number of important exceptions and qualifications set forth in the purchase agreements.

Unsecured revolving credit facility

We have a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014, with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The unsecured revolving credit facility currently provides us with financing capacity of up to $2.8 billion subject to the terms and conditions set forth therein. Lenders hold revolving commitments totaling $2.6 billion that mature on May 5, 2019, and lenders hold revolving commitments totaling $175.0 million that mature on May 5, 2018. The unsecured revolving credit facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to $3.0 billion under certain circumstances.

Borrowings under the unsecured revolving credit facility will generally (and as of December 31, 2015 did) bear interest at either (a) LIBOR plus a margin of 1.25% per year or (b) an alternative base rate plus a margin of 0.25% per year, subject to reductions based on improvements in the credit ratings for our debt or increases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 25 basis points per year (also subject to reductions based on improvements in the credit ratings for our debt or increases based on declines in the credit ratings for our debt) in respect of total commitments under the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

The total amount outstanding under our unsecured revolving credit facility was $720.0 million and $569.0 million as of December 31, 2015 and December 31, 2014, respectively.

The unsecured revolving credit facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create or assume certain unsecured indebtedness, and our subsidiaries’ ability to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The unsecured revolving credit facility also requires us to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including a maximum consolidated leverage ratio, minimum consolidated shareholders’ equity and minimum consolidated unencumbered assets, as well as an interest coverage test that will be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility). We believe we were in compliance with all covenants contained in our unsecured revolving credit facility as of December 31, 2015. In addition, the unsecured revolving credit facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the unsecured revolving credit facility and require immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the credit agreement governing the unsecured revolving credit facility.

Unsecured term financings

From time to time, we enter into unsecured term facilities. During 2015, we entered into six additional unsecured term facilities aggregating $145.5 million with terms ranging from one to five years and with five facilities bearing interest at a fixed rate of 3.00% per annum and one facility bearing interest at a floating rate of LIBOR plus 1.00%. The outstanding balance on our unsecured term facilities as of December 31, 2015 was $292.8 million with interest rates ranging from 2.85% to 4.05% and LIBOR plus 1.00% to LIBOR plus 1.25%. As of December 31, 2015, the remaining maturities of all unsecured term facilities ranged from approximately 0.2 years to approximately 4.9 years.  As of December 31, 2014, the outstanding balance on our unsecured term facilities was $196.1 million.

Convertible senior notes

In November 2011, we issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. The convertible notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable in arrears on June 1 and December 1 of each year. The convertible notes are convertible at the option of the holder into shares of our Class A common stock at a price of $29.86 per share.

Secured term financings

We fund some aircraft purchases through secured term financings. Our various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by our entities to airlines. We may guarantee the obligations of the entities under the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves or a combination thereof.  Included in our secured term financings is a prior warehouse facility that we refinanced into a secured term loan in March 2014.

The secured term facilities contain customary covenants for financings of these types, including covenants that limit the borrowers’ actions to those of special purpose entities engaged in the ownership and leasing of a particular aircraft and restrict their ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The secured term facilities also contain limitations on the Company’s ability to transfer the equity interests of such subsidiaries or to incur, create or assume liens on such equity interests or the collateral securing such secured term facilities. Certain of the facilities require us to comply with certain financial maintenance covenants. In addition, the secured term facilities contain customary events of default for such financings.

In the case of an event of default, the lenders may require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreements governing the secured term facilities. We believe we were in compliance with the covenants contained in our secured term facilities as of December 31, 2015.

As of December 31, 2015, the outstanding balance on our secured term facilities was $477.2 million and we had pledged 15 aircraft as collateral with a net book value of $933.4 million. The outstanding balance under our secured term facilities as of December 31, 2015 was comprised of $75.1 million fixed rate debt and $402.1 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and  LIBOR plus 1.15% to LIBOR plus 2.99%, respectively. As of December 31, 2015, the remaining maturities of all secured term facilities ranged from approximately 0.1 years to approximately 7.5 years.

As of December 31, 2014, the outstanding balance on our secured term facilities was $636.4 million and we had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2014 was comprised of $104.7 million fixed rate debt and $531.7 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.5% to LIBOR plus 3.0%, respectively.

Warehouse facility

We have a $750.0 million secured warehouse facility governed by an amended and restated warehouse loan agreement dated as of June 21, 2013 (as amended, the “Warehouse Facility”) by and among one of our wholly owned subsidiaries (the “Warehouse Borrower”) and Credit Suisse AG, New York Branch, as agent, and the lenders party thereto. The Warehouse Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to $2.0 billion under certain circumstances.  Drawn balances under the Warehouse Facility bear interest at LIBOR plus 2.00%. Undrawn balances bear interest at a rate of 0.50%. The Warehouse Borrower is able to draw on the Warehouse Facility during an availability period through June 2016 and the Warehouse Facility matures in June 2020.  Borrowings under the Warehouse Facility are generally used by the Warehouse Borrower and certain of its subsidiaries to finance directly or indirectly the purchase of aircraft, leases related thereto and improvements thereof.

The Company provides a limited guaranty of the obligations of Warehouse Borrower and its subsidiaries under the Warehouse Facility. The obligations under the Warehouse Facility are secured by a pledge of the Warehouse Borrower’s equity interests by the Company, by certain cash collateral and by substantially all of the personal property, including aircrafts, of Warehouse Borrower and certain subsidiaries of Warehouse Borrower, subject to certain exceptions.

The Warehouse Facility contains customary covenants, including covenants that limit the Warehouse Borrower’s and its subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Warehouse Facility also contains limitations on the Company’s ability to guarantee the obligations of the Warehouse Borrower and its subsidiaries. In addition, the Warehouse Facility contains customary events of default. In the case of an event of default, the lenders may terminate the availability period under the Warehouse Facility and require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreement governing the Warehouse Facility. We believe the Warehouse Borrower was in compliance with the covenants contained in the Warehouse Facility as of December 31, 2015.

As of December 31, 2015, the Warehouse Borrower had borrowed $372.4 million under the Warehouse Facility and pledged 14 aircraft as collateral with a net book value of $577.6 million. As of December 31, 2014, the Warehouse Borrower had borrowed $484.5 million under the Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

Export credit financings

In March 2013, we issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States. The notes mature on August 15, 2024 and bear interest at a rate of 1.617% per annum. We used the proceeds of the offering to refinance a portion of the purchase price of two Boeing aircraft, which serve as collateral for the notes, and the related premium charged by Export-Import Bank for its guarantee of the notes.  As of December 31, 2015, we had $58.2 million in export credit financing outstanding.

Credit Ratings

The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Standard and Poor's	BBB−	BBB−	Positive Outlook	October 26, 2015
Kroll Bond Ratings	A−	A−	Stable Outlook	December 7, 2015

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except per share amounts)
Revenues
Rental of flight equipment	$1,174,544	$991,241	$836,516
Aircraft sales, trading and other	48,296	59,252	22,159
Total revenues	1,222,840	1,050,493	858,675
Expenses
Interest	235,637	192,818	168,743
Amortization of debt discounts and issuance costs	30,507	27,772	23,627
Interest expense	266,144	220,590	192,370
Depreciation of flight equipment	397,760	336,657	280,037
Settlement	72,000	—	—
Selling, general and administrative	76,961	82,422	71,212
Stock-based compensation	17,022	16,048	21,614
Total expenses	829,887	655,717	565,233
Income before taxes	392,953	394,776	293,442
Income tax expense	(139,562)	(138,778)	(103,031)
Net income	$253,391	$255,998	$190,411

Other financial data
Adjusted net income(1)	$507,982	$438,596	$338,683
Adjusted diluted earnings per share(1)	$4.64	$4.03	$3.16

(1)

Adjusted net income (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), and adjusted diluted earnings per share (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income and adjusted diluted earnings per share, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income to adjusted net income (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Reconciliation of net income to adjusted net income:	(unaudited)
Net income	$253,391	$255,998	$190,411
Amortization of debt discounts and issuance costs	30,507	27,772	23,627
Stock-based compensation	17,022	16,048	21,614
Settlement	72,000	—	—
Insurance recovery on settlement	(4,500)	—	—
Provision for income taxes	139,562	138,778	103,031
Adjusted net income	$507,982	$438,596	$338,683

The following table shows the reconciliation of net income to adjusted diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2015	2014	2013
Reconciliation of net income to adjusted diluted earnings per share:	(unaudited)
Net income	$253,391	$255,998	$190,411
Amortization of debt discounts and issuance costs	30,507	27,772	23,627
Stock-based compensation	17,022	16,048	21,614
Settlement	72,000	—	—
Insurance recovery on settlement	(4,500)	—	—
Provision for income taxes	139,562	138,778	103,031
Adjusted net income	$507,982	$438,596	$338,683
Assumed conversion of convertible senior notes	5,806	5,811	5,783
Adjusted net income plus assumed conversions	$513,788	$444,407	$344,466
Weighted-average diluted shares outstanding	110,628,865	110,192,771	108,963,550
Adjusted diluted earnings per share	$4.64	$4.03	$3.16

2015 Compared to 2014

Rental revenue

As of December 31, 2015, we owned 240 aircraft at a total cost of $12.0 billion and recorded $1.2 billion in rental revenue for the year then ended, which included overhaul revenue of $34.0 million. In the prior year, as of December 31, 2014, we owned 213 aircraft at a total cost of $9.8 billion and recorded $991.2 million in rental revenue for the year ended December 31, 2014, which included overhaul revenue of $25.2 million. The increase in rental revenue was primarily due to the delivery of 51 additional aircraft, all of which were leased at the time of delivery, partially offset by the sale of 24 aircraft from our operating lease portfolio. Due to the timing of aircraft deliveries and sales, the full impact on rental revenue will be reflected in subsequent periods.

All of the aircraft in our fleet were leased as of December 31, 2015 and 2014.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $48.3 million for the year ended December 31, 2015 compared to $59.3 million for the year ended December 31, 2014. During the year ended December 31, 2015, we sold 24 aircraft from our operating lease portfolio recording gains on aircraft sales and trading activity of $33.9 million.  In addition, we received insurance proceeds of $4.5 million in connection with the litigation settlement discussed in Note 14 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2014, we sold 16 aircraft from our operating lease portfolio and a corporate aircraft, received insurance proceeds in excess of the book value relating to the insured loss of an aircraft in 2013 and traded six Boeing 737-300 aircraft recording gains on aircraft sales and trading activity of $55.8 million.

Interest expense

Interest expense totaled $266.1 million for the year ended December 31, 2015 compared to $220.6 million for the year ended December 31, 2014. The change was primarily due to an increase in our average outstanding debt balances, resulting in a $42.8 million increase in interest and a $2.7 million increase in amortization of our discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $397.8 million in depreciation expense of flight equipment for the year ended December 31, 2015 compared to $336.7 million for the year ended December 31, 2014. The increase in depreciation expense for 2015, compared to 2014, was primarily attributable to the increase in fleet net of sales. The full impact on depreciation expense for aircraft added during the year will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $77.0 million for the year ended December 31, 2015 compared to $82.4 million for the year ended December 31, 2014. Selling, general and administrative expense as a percentage of total revenue decreased to 6.3% for the year ended December 31, 2015 compared to 7.8% for the year ended December 31, 2014.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Stock‑based compensation expense

Stock-based compensation expense totaled $17.0 million for the year ended December 31, 2015 compared to $16.0 million for the year ended December 31, 2014. See Note 11 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation.

Settlement expense

We recorded settlement expense of $72.0 million for the year ended December 31, 2015 as a result of the Settlement Agreement entered into by and between the Company, certain executive officers and employees of the Company, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 14 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Taxes

The effective tax rate for the year ended December 31, 2015 was 35.5% compared to 35.2% for the year ended December 31, 2014.  The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

For the year ended December 31, 2015, we reported consolidated net income of $253.4 million, or $2.34 per diluted share, compared to a consolidated net income of $256.0 million, or $2.38 per diluted share, for the year ended December 31, 2014. The decrease in net income for 2015, compared to 2014, was primarily attributable to the settlement expense recorded in 2015.

Adjusted net income

For the year ended December 31, 2015, we recorded adjusted net income of $508.0 million, or $4.64 per diluted share, compared to an adjusted net income of $438.6 million, or $4.03 per diluted share, for the year ended December 31, 2014. The increase in adjusted net income for 2015, compared to 2014, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income is a measure of financial and operational performance that is not defined by GAAP.  See Note 2 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income as a non-GAAP measure and a reconciliation of this measure to net income.

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

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $82.4 million for the year ended December 31, 2014 compared to $71.2 million for the year ended December 31, 2013. Selling, general and administrative expense as a percentage of total revenue decreased to 7.8% for the year ended December 31, 2014 compared to 8.3% for the year ended December 31, 2013.

Stock‑based compensation expense

Stock-based compensation expense totaled $16.0 million for the year ended December 31, 2014 compared to $21.6 million for the year ended December 31, 2013. This decrease is primarily a result of the effects of the expense recognition pattern related to our book-value RSUs, which is calculated based on a tranche by tranche vesting schedule. Additionally, as of June 30, 2013, all of our outstanding employee stock options had fully vested, further contributing to the decrease in stock-based compensation expense. See Note 11 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation.

Taxes

The effective tax rate for the years ended December 31, 2014 and 2013 was 35.2%.

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

Contractual Obligations

Our contractual obligations as of December 31, 2015 are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations	$954,392	$1,387,030	$1,511,350	$1,793,546	$459,193	$1,692,929	$7,798,440
Interest payments on debt outstanding(1)	274,798	217,316	172,453	114,745	75,540	134,671	989,523
Purchase commitments	2,595,741	2,412,281	3,497,475	4,642,136	6,139,015	11,431,283	30,717,931
Operating leases	2,557	2,619	2,926	3,232	3,111	9,750	24,195
Total	$3,827,488	$4,019,246	$5,184,204	$6,553,659	$6,676,859	$13,268,633	$39,530,089

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2015.

Off‑balance Sheet Arrangements

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

Lease revenue

We lease flight equipment principally under operating leases and report rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in “Rentals received in advance” on our Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in “Lease receivables,” as a component of “Other assets” on our Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past‑due rentals based on management’s assessment of collectability. Our management team monitors all lessees with past due lease payments (if any) and discusses relevant operational and financial issues facing those lessees with our marketing executives in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, we will not recognize rental income for amounts due under our lease contracts and will recognize revenue for such lessees on a cash basis. Should a lessee’s credit quality deteriorate, we may be required to record an allowance for doubtful accounts and/or stop recognizing revenue until cash is received, both of which could have a material impact on our results of operations and financial condition.

Our aircraft lease agreements typically contain provisions which require the lessee to make additional contingent rental payments based on either the usage of the aircraft, measured on the basis of hours or cycles flown per month (a cycle is one take‑off and landing), or calendar‑based time (“Maintenance Reserves”). These payments represent contributions to the cost of major future maintenance events (“Qualifying Events”) associated with the aircraft and typically cover major airframe structural checks, engine overhauls, the replacement of life limited parts contained in each engine, landing gear overhauls and overhauls of the auxiliary power unit. These Maintenance Reserves are generally collected monthly based on reports of usage by the lessee or collected as fixed monthly rates.

In accordance with our lease agreements, Maintenance Reserves are subject to reimbursement to the lessee upon the occurrence of a Qualifying Event. The reimbursable amount is capped by the amount of Maintenance Reserves payments received by the Company, net of previous reimbursements. The Company is only required to reimburse for Qualifying Events during the lease term. The Company is not required to reimburse for routine maintenance or additional maintenance costs incurred during a Qualifying Event. All amounts of Maintenance Reserves unclaimed by the lessee at the end of the lease term are retained by the Company.

We record as rental revenue the portion of Maintenance Reserves that we are virtually certain we will not reimburse to the lessee as a component of “Rental of flight equipment” in our Consolidated Statement of Income. Maintenance Reserves which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of “Security deposits and maintenance reserves on flight equipment leases” in our Consolidated Balance Sheet.

Estimating when we are virtually certain that Maintenance Reserves payments will not be reimbursed requires judgments to be made as to the timing and cost of future maintenance events. In order to determine virtual certainty with respect to this contingency, our Technical Asset Management department analyzes the terms of the lease, utilizes available cost estimates published by the equipment manufacturers, and thoroughly evaluates an airline’s Maintenance Planning Document (“MPD”). The MPD describes the required inspections and the frequency of those inspections. Our Technical Asset Management department utilizes this information, combined with their cumulative industry experience, to determine when major Qualifying Events are expected to occur for each relevant component of the aircraft, and translates this information into a determination of how much we will ultimately be required to reimburse to the lessee. We record Maintenance Reserves revenue as the aircraft is operated when we determine that a Qualifying Event will occur outside the non‑cancellable lease term or after we have collected Maintenance Reserves equal to the amount that we expect to reimburse to the lessee as the aircraft is operated.

Should such estimates be inaccurate, we may be required to reverse revenue previously recognized. In addition, if we can no longer make accurate estimates with respect to a particular lease, we will stop recognizing any Maintenance Reserves revenue until the end of such lease.

All of our lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off‑lease aircraft. We recognize repair and maintenance in our Consolidated Statements of Income for all such expenditures.

Lessee‑specific modifications such as those related to modifications of the aircraft cabin are expected to be capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statements of Income.

Flight equipment

Flight equipment under operating lease is stated at cost less accumulated depreciation. Purchases, major additions and modifications, and interest on deposits during the construction phase are capitalized. We generally depreciate passenger aircraft on a straight‑line basis over a 25‑year life from the date of manufacture to a 15% residual value. Changes in the assumption of useful lives or residual values for aircraft could have a significant impact on our results of operations and financial condition. At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third‑party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with our Fair Value Policy, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which could have a significant impact on our results of operations and financial condition. To date, we have not recorded any impairment charges.

We record flight equipment at fair value if we determine the carrying value may not be recoverable. We principally use the income approach to measure the fair value of aircraft. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. These valuations are considered Level 3 valuations, as the valuations contain significant non‑observable inputs.

Stock‑based compensation

To compensate and incentivize our employees and directors, we grant stock‑based compensation awards. To date, we have granted stock options (“Stock Options”) and restricted stock units (“RSUs”). All share‑based payment awards granted have been equity classified awards. We account for Stock Options by estimating the grant date fair value of the award as calculated by the Black‑Scholes‑Merton (“BSM”) option pricing model and amortizing that value on a straight‑line basis over the requisite service period less any anticipated forfeitures. The fair value of book‑value and time based RSUs are determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of Total Shareholder Return (“TSR”) RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model are certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk‑free interest rate and expected dividends. To appropriately value the award, the risk‑free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities are estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period. Due to our limited stock history since the completion of our initial public offering on April 25, 2011, historical volatility was estimated based on all available information including peer group volatility.

The estimation of the fair value of share‑based awards requires considerable judgment. For future awards, we will be required to continue to make such judgments, and while we intend to continue to use the approach discussed above to make key estimates, there can be no assurance that changes in such estimates will not have a significant impact to our results of operations in the future.

Income taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance for deferred tax assets when the probability of realization of the full value of the asset is less than 50%. Based on the timing of reversal of deferred tax liabilities, future anticipated taxable income based on lease and debt arrangements in place at the balance sheet date and tax planning strategies available to us, our management considers the deferred tax asset recoverable. Should events occur in the future that make the likelihood of recovery of deferred tax assets less than 50%, a deferred tax valuation allowance will be required that could have a significant impact on our results of operations and financial condition.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2015 and 2014, we had $1.7 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2015 and December 31, 2014 of approximately $16.6 million and $16.7 million, each on an annualized basis, which would put downward pressure on our operating margins. The decrease in additional interest expense the Company would incur is primarily due to a decrease in the floating-rate debt outstanding as of December 31, 2015 compared to December 31, 2014.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2015 and 2014, 0.8% of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Air Lease Corporation:

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of Air Lease Corporation and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Lease Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Lease Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Air Lease Corporation:

We have audited Air Lease Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Air Lease Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Air Lease Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 25, 2016

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Cash and cash equivalents	$156,675	$282,819
Restricted cash	16,528	7,469
Flight equipment subject to operating leases	12,026,798	9,832,421
Less accumulated depreciation	(1,213,323)	(878,617)
	10,813,475	8,953,804
Deposits on flight equipment purchases	1,071,035	1,144,603
Other assets	297,385	302,485
Total assets	$12,355,098	$10,691,180
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$215,983	$190,952
Debt financing, net of discounts and issuance costs	7,712,421	6,630,758
Security deposits and maintenance reserves on flight equipment leases	853,330	698,172
Rentals received in advance	91,485	75,877
Deferred tax liability	461,967	323,359
Total liabilities	$9,335,186	$7,919,118
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,582,669 and 102,392,208 shares at December 31, 2015 and December 31, 2014, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,227,376	2,215,479
Retained earnings	791,526	555,573
Total shareholders’ equity	$3,019,912	$2,772,062
Total liabilities and shareholders’ equity	$12,355,098	$10,691,180

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Revenues	(in thousands, except share data)
Rental of flight equipment	$1,174,544	$991,241	$836,516
Aircraft sales, trading and other	48,296	59,252	22,159
Total revenues	1,222,840	1,050,493	858,675
Expenses
Interest	235,637	192,818	168,743
Amortization of debt discounts and issuance costs	30,507	27,772	23,627
Interest expense	266,144	220,590	192,370
Depreciation of flight equipment	397,760	336,657	280,037
Settlement	72,000	—	—
Selling, general and administrative	76,961	82,422	71,212
Stock-based compensation	17,022	16,048	21,614
Total expenses	829,887	655,717	565,233
Income before taxes	392,953	394,776	293,442
Income tax expense	(139,562)	(138,778)	(103,031)
Net income	$253,391	$255,998	$190,411

Net income per share of Class A and Class B common stock:
Basic	$2.47	$2.51	$1.88
Diluted	$2.34	$2.38	$1.80
Weighted-average shares outstanding
Basic	102,547,774	102,142,828	101,529,137
Diluted	110,628,865	110,192,771	108,963,550

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2012	—	$—	99,417,998	$991	1,829,339	$18	$2,198,501	$133,111	$2,332,621
Issuance of common stock upon exercise of options and warrants and vesting of restricted stock units	—	—	1,023,521	—	—	—	—	—	—
Common stock exchanged	—	—	1,829,339	18	(1,829,339)	(18)	—	—	—
Cash dividends declared ($0.105 per share)	—	—	—	—	—	—	—	(10,663)	(10,663)
Tax benefits from stock based compensation arrangements	—	—	—	—	—	—	2,115	—	2,115
Tax withholdings on stock based compensation	—	—	(448,182)	—	—	—	(12,664)	—	(12,664)
Stock-based compensation	—	—	—	—	—	—	21,614	—	21,614
Net income	—	—	—	—	—	—	—	190,411	190,411
Balance at December 31, 2013	—	$—	101,822,676	$1,009	—	—	$2,209,566	$312,859	$2,523,434
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	1,028,654	1	—	—	943	—	944
Stock-based compensation expense	—	—	—	—	—	—	16,048	—	16,048
Cash dividends (declared $0.13 per share)	—	—	—	—	—	—	—	(13,284)	(13,284)
Tax benefits from stock based compensation arrangements	—	—	—	—	—	—	7,011		7,011
Tax withholdings on stock based compensation	—	—	(459,122)	—	—	—	(18,089)	—	(18,089)
Net income	—	—	—	—	—	—	—	255,998	255,998
Balance at December 31, 2014	—	$—	102,392,208	$1,010	—	—	$2,215,479	$555,573	$2,772,062
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	321,395	—	—	—	177	—	177
Stock-based compensation expense	—	—	—	—	—	—	17,022	—	17,022
Cash dividends (declared $0.17 per share)	—	—	—	—	—	—	—	(17,438)	(17,438)
Tax withholdings on stock based compensation	—	—	(130,934)	—	—	—	(5,302)	—	(5,302)
Net income	—	—	—	—	—	—	—	253,391	253,391
Balance at December 31, 2015	—	$—	102,582,669	$1,010	—	$—	$2,227,376	$791,526	$3,019,912

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Operating Activities
Net income	$253,391	$255,998	$190,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	397,760	336,657	280,037
Stock-based compensation	17,022	16,048	21,614
Deferred taxes	138,608	137,107	102,636
Tax benefits from stock-based compensation arrangements	—	(7,011)	(2,115)
Amortization of discounts and debt issuance costs	30,507	27,772	23,627
Gain on aircraft sales, trading and other activity	(33,898)	(56,457)	(19,234)
Changes in operating assets and liabilities:
Other assets	4,162	(1,191)	(2,653)
Accrued interest and other payables	16,635	45,738	39,507
Rentals received in advance	15,608	14,357	20,383
Net cash provided by operating activities	839,795	769,018	654,213
Investing Activities
Acquisition of flight equipment under operating lease	(2,088,646)	(1,568,748)	(1,329,619)
Payments for deposits on flight equipment purchases	(597,170)	(601,307)	(828,839)
Proceeds from aircraft sales, trading and other activity	752,747	603,849	97,748
Acquisition of furnishings, equipment and other assets	(219,732)	(239,451)	(125,184)
Net cash used in investing activities	(2,152,801)	(1,805,657)	(2,185,894)
Financing Activities
Issuance of common stock upon exercise of options	60	944	—
Cash dividends paid	(16,405)	(12,243)	(7,608)
Tax withholdings on stock-based compensation	(5,302)	(18,089)	(12,664)
Tax benefits from stock-based compensation arrangements	—	7,011	2,115
Net change in unsecured revolving facilities	151,000	(239,000)	388,000
Proceeds from debt financings	1,232,384	1,663,120	1,608,854
Payments in reduction of debt financings	(328,248)	(577,212)	(531,831)
Net change in restricted cash	(9,059)	79,839	18,999
Debt issuance costs	(4,518)	(7,975)	(37,535)
Security deposits and maintenance reserve receipts	218,380	185,639	172,662
Security deposits and maintenance reserve disbursements	(51,430)	(32,749)	(29,227)
Net cash provided by financing activities	1,186,862	1,049,285	1,571,765
Net increase (decrease) in cash	(126,144)	12,646	40,084
Cash and cash equivalents at beginning of period	282,819	270,173	230,089
Cash and cash equivalents at end of period	$156,675	$282,819	$270,173
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $40,118, $42,775 and $32,659 at December 31, 2015, 2014 and 2013, respectively	$259,968	$211,345	$188,464
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$944,469	$756,286	$459,432
Cash dividends declared, not yet paid	$5,129	$4,096	$3,055

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of significant accounting policies

Organization

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar‑Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2015 we owned a fleet of 240 aircraft and had 389 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

Principles of consolidation

The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Investments

Our investment in the Blackbird Capital I, LLC joint venture, where we own 9.5% of the equity of the venture, is accounted for using the equity method of accounting due to our level of influence and involvement in the joint venture. This investment is recorded at the amount invested plus or minus our 9.5% share of net income or loss, less any distributions or return of capital received from the entity.

Rental of flight equipment

The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company’s Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company’s Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past‑due rentals based on management’s assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis. As of December 31, 2015 and 2014, the Company had no such allowance, and no leases were on a cash basis.

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off‑lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Income for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines and other major life‑limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves payments made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such Qualifying Event. The Company records as “Rental of flight equipment” revenue, the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of “Security deposits and overhaul reserves on flight equipment leases” in our Consolidated Balance Sheet.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessee‑specific modifications are capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statements of Income.

Initial direct costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to the Company’s lessees. Amounts paid by us to lessees, or other parties, in connection with the lease transactions are capitalized and amortized as a reduction to lease revenue over the lease term.

Cash and cash equivalents

The Company considers cash and cash equivalents to be cash on hand and highly liquid investments with original maturity dates of 90 days or less.

Restricted cash

Restricted cash consists of pledged security deposits, maintenance reserves, and rental payments related to secured aircraft financing arrangements.

Flight equipment

Flight equipment under operating lease is stated at cost less accumulated depreciation. Purchases, major additions and modifications, and interest on deposits during the construction phase are capitalized. The Company generally depreciates passenger aircraft on a straight‑line basis over a 25‑year life from the date of manufacture to a 15% residual value. Changes in the assumption of useful lives or residual values for aircraft could have a significant impact on the Company’s results of operations and financial condition.

At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in our Consolidated Statements of Income.

Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third‑party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. Our Fair Value Policy is described below under “Fair Value Measurements”. As of December 31, 2015 and 2014,  no impairment charges have been incurred to date.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized.

Capitalized interest

The Company may borrow funds to finance deposits on new flight equipment purchases. The Company capitalizes interest expense on such borrowings. The capitalized amount is calculated using our composite borrowing rate and is recorded as an increase to the cost of the flight equipment on our Consolidated Balance Sheet at the time of purchase.

Fair value measurements

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of certain assets on a non-recurring basis, principally our flight equipment, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable.

The Company records flight equipment at fair value when we determine the carrying value may not be recoverable. The Company principally uses the income approach to measure the fair value of flight equipment. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. These valuations are considered Level 3 valuations, as the valuations contain significant non‑observable inputs.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance for deferred tax assets when the probability of realization of the full value of the asset is less than 50%. The Company recognizes the impact of a tax position, if that position is more than 50% likely to be sustained on audit, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock‑based compensation

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

Recent accounting pronouncements

In February 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-02 ("ASU 2015-02"), "Consolidation (Topic 810): Amendments to the Consolidation Analysis", that amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. This new standard will be effective for interim and annual periods beginning on January 1, 2016. Early adoption is permitted. The Company adopted the standard on its required effective date of January 1, 2016. The standard will not have a material impact on our consolidated financial statements and related disclosures.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt financing

The Company’s consolidated debt as of December 31, 2015 and 2014 is summarized below:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Unsecured
Senior notes	$5,677,769	$4,579,194
Revolving credit facility	720,000	569,000
Term financings	292,788	196,146
Convertible senior notes	200,000	200,000
Total unsecured debt financing	6,890,557	5,544,340
Secured
Term financings	477,231	636,411
Warehouse facility	372,423	484,513
Export credit financing	58,229	64,884
Total secured debt financing	907,883	1,185,808

Total debt financing	7,798,440	6,730,148
Less: Debt discounts and issuance costs	(86,019)	(99,390)
Debt financing, net of discounts and issuance costs	$7,712,421	$6,630,758

At December 31, 2015, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including its financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

The Company’s secured obligations as of December 31, 2015 and 2014 are summarized below:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Nonrecourse	$372,423	$484,513
Recourse	535,460	701,295
Total	$907,883	$1,185,808
Number of aircraft pledged as collateral	31	38
Net book value of aircraft pledged as collateral	$1,591,350	$1,935,711

Senior unsecured notes

As of December 31, 2015, the Company had $5.7 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.1 to 8.7 years and bearing interest at fixed rates ranging from 2.125% to 7.375%. As of December 31, 2014, the Company had $4.6 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

During the year ended December 31, 2015, the Company issued $1.1 billion in aggregate principal amount of senior unsecured notes.

In January 2015, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 3.75%.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2015, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2018 that bear interest at a rate of 2.625%.

Unsecured revolving credit facility

The total amount outstanding under the Company's unsecured revolving credit facility was $720.0 million and $569.0 million as of December 31, 2015 and December 31, 2014, respectively.

In June 2015, the Company completed an amendment to its syndicated unsecured revolving credit facility that increased the borrowing capacity to $2.7 billion and extended the final maturity to May 5, 2019 for certain commitments under the facility.  As a result of the transaction, lenders hold revolving commitments totaling $2.5 billion that mature on May 5, 2019, and lenders held revolving commitments totaling $175.0 million that mature on May 5, 2018. The facility continues to accrue interest at a rate of LIBOR plus 1.25% or an alternative base rate plus 0.25% on drawn balances and includes a 0.25% facility fee, subject to reductions based on improvements in the Company's credit ratings. The amendment also increased the uncommitted accordion feature of the facility, under which its aggregate principal amount can be increased up to $3.0 billion under certain circumstances.

In September 2015, the Company entered into an agreement to increase the capacity of its syndicated unsecured revolving facility by $90.0 million.

In November 2015, the Company entered into an agreement to increase the capacity of its syndicated unsecured revolving facility by $30.0 million.

As of December 31, 2015, the maximum borrowing capacity of our syndicated unsecured revolving credit facility is $2.8 billion.

Unsecured term financings

From time to time, the Company enters into unsecured term facilities. During 2015, the Company entered into six additional unsecured term facilities aggregating $145.5 million with terms ranging from one to five years and with five facilities bearing interest at a fixed rate of 3.00% per annum and one facility bearing interest at a floating rate of LIBOR plus 1.00%. The outstanding balance on our unsecured term facilities as of December 31, 2015 was $292.8 million with interest rates ranging from 2.85% to 4.05% and LIBOR plus 1.00% to LIBOR plus 1.25%.  As of December 31, 2015, the remaining maturities of all unsecured term facilities ranged from approximately 0.2 years to approximately 4.9 years.  As of December 31, 2014, the outstanding balance on our unsecured term facilities was $196.1 million.

Convertible senior notes

In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 (the “Convertible Notes”) in an offering exempt from registration under the Securities Act. The Convertible Notes were sold to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable semi‑annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012.  The Convertible Notes are convertible at the option of the holder into shares of our Class A common stock at a price of $29.86 per share.

Secured term financing

We fund some aircraft purchases through secured term financings. Our various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by our entities to airlines. We

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may guarantee the obligations of the entities under the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves or a combination thereof.

As of December 31, 2015, the outstanding balance on our secured term facilities was  $477.2 million and we had pledged 15 aircraft as collateral with a net book value of $933.4 million. The outstanding balance under our secured term facilities as of December 31, 2015 was comprised of $75.1 million fixed rate debt and $402.1 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively.    As of December 31, 2015, the remaining maturities of all secured term facilities ranged from approximately 0.1 years to approximately 7.5 years.

As of December 31, 2014, the outstanding balance on our secured term facilities was  $636.4 million and we had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2014 was comprised of $104.7 million fixed rate debt and $531.7 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.5% to LIBOR plus 3.0%, respectively.

Warehouse facility

As of December 31, 2015, the Company had borrowed $372.4 million under the 2010 Warehouse Facility and pledged 14 aircraft as collateral with a net book value of $577.6 million. As of December 31, 2014, the Company had borrowed $484.5 million under the 2010 Warehouse Facility and pledged 18 aircraft as collateral with a net book value of $729.5 million.

Export credit financings

As of December 31, 2015, the Company had $58.2 million in export credit financing outstanding. As of December 31, 2014, the Company had $64.9 million in export credit financing outstanding.

In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Ex‑Im Bank. The notes will mature on August 15, 2024 and will bear interest at a rate of 1.617% per annum. The Company used the proceeds of the offering to refinance a portion of the purchase price of two Boeing 737‑800 aircraft and the related premium charged by Ex‑Im Bank for its guarantee of the notes.

Maturities

Maturities of debt outstanding as of December 31, 2015 are as follows:

Years ending December 31,	(dollars in thousands)
2016	$954,392
2017	1,387,030
2018	1,511,350
2019	1,793,546
2020	459,193
Thereafter	1,692,929
Total	$7,798,440

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Interest expense

The following table shows the components of interest for the years ended December 31, 2015,  2014 and 2013:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Interest on borrowings	$275,755	$235,593	$201,402
Less capitalized interest	(40,118)	(42,775)	(32,659)
Interest	235,637	192,818	168,743
Amortization of discounts and deferred issuance costs	30,507	27,772	23,627
Interest expense	$266,144	$220,590	$192,370

Note 4. Shareholders’ equity

In 2010, the Company authorized 500,000,000 shares of Class A common stock, $0.01 par value per share, of which 102,582,669 and 102,392,208 shares were issued and outstanding as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had authorized 10,000,000 shares of Class B Non‑Voting common stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2015 and 2014.

On June 4, 2010, the Company issued 482,625 warrants for the purchase of up to 482,625 shares of Class A common stock to two institutional investors (the “Committed Investors”). The warrants have a seven-year term and an exercise price of $20 per share. The Company used the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option‑pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk‑free interest rate and expected dividends. The warrants had a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid‑in capital on the Consolidated Balance Sheet. On October 21, 2013, one of the Committed Investors performed a cashless exercise of all of its 214,500 warrants, resulting in the issuance of 63,481 shares of Class A common stock. As of December 31, 2015, the Company had 268,125 warrants remaining outstanding.

As of December 31, 2015 and 2014 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Rental Income

At December 31, 2015, minimum future rentals on non‑cancellable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2015, are as follows:

Years ending December 31,	(dollars in thousands)
2016	$1,235,993
2017	1,189,810
2018	1,155,497
2019	1,091,562
2020	926,538
Thereafter	3,265,073
Total	$8,864,473

The Company earned $34.0 million, $25.2 million and $34.4 million in maintenance reserve revenue based on our lessees’ usage of the aircraft for the years ended December 31, 2015,  2014 and 2013, respectively.    The following table shows the scheduled lease terminations (for the minimum non‑cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2015, updated through February 25, 2016:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A319-100	—	1	1	—	—	1	3
Airbus A320-200	2	2	1	4	9	21	39
Airbus A321-200	1	1	1	1	1	21	26
Airbus A330-200	—	1	—	4	2	9	16
Airbus A330-300	—	—	—	—	1	4	5
Boeing 737-700	1	—	2	3	—	2	8
Boeing 737-800	1	4	5	10	10	49	79
Boeing 767-300ER	1	—	—	—	—	—	1
Boeing 777-200ER	—	—	—	—	1	—	1
Boeing 777-300ER	—	1	—	—	—	16	17
Embraer E175	—	—	—	—	—	5	5
Embraer E190	—	1	—	6	10	4	21
ATR 42/72-600	—	—	—	4	5	10	19
Total	6	11	10	32	39	142	240

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of risk

Geographical and credit risks

Over 95% of our aircraft are operated internationally. The following table sets forth the regional concentration of our aircraft portfolio based on net book value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Net Book		Net Book
Region	Value(1)	% of Total	Value	% of Total
	(dollars in thousands)
Europe	$3,238,323	30.0%	$2,953,232	33.0%
China	2,444,370	22.6%	2,348,784	26.2%
Asia (excluding China)	2,313,477	21.4%	1,489,739	16.7%
The Middle East and Africa	1,023,715	9.5%	498,896	5.6%
Central America, South America and Mexico	923,352	8.5%	778,991	8.7%
U.S. and Canada	446,839	4.1%	412,532	4.6%
Pacific, Australia, New Zealand	423,399	3.9%	471,630	5.2%
Total	$10,813,475	100.0%	$8,953,804	100.0%

(1)	Includes 19 aircraft held for sale.

At December 31, 2015 and 2014, we owned and managed leased aircraft to customers in the following regions:

	December 31, 2015		December 31, 2014
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	27	30.0%	24	30.0%
Asia (excluding China)	19	21.1%	18	22.5%
China	12	13.4%	11	13.8%
U.S. and Canada	11	12.2%	8	10.0%
Central America, South America and Mexico	11	12.2%	10	12.5%
The Middle East and Africa	8	8.9%	7	8.8%
Pacific, Australia, New Zealand	2	2.2%	2	2.4%
Total	90	100.0%	80	100.0%

(1)	A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
		(dollars in thousands)
Europe	$380,295	32.4%	$337,349	34.0%	$300,761	36.0%
China	265,450	22.6%	218,625	22.1%	129,772	15.5%
Asia (excluding China)	223,284	19.0%	190,389	19.2%	169,700	20.3%
Central America, South America and Mexico	114,672	9.8%	111,583	11.3%	107,857	12.9%
The Middle East and Africa	90,416	7.7%	47,958	4.9%	55,624	6.6%
U.S. and Canada	54,294	4.6%	55,007	5.4%	57,366	6.9%
Pacific, Australia, New Zealand	46,133	3.9%	30,330	3.1%	15,436	1.8%
Total	$1,174,544	100.0%	$991,241	100.0%	$836,516	100.0%

Based on our lease placements of future new aircraft deliveries, we anticipate that a growing percentage of our aircraft will be located in the Asia, the Central America, South America and Mexico, and the Middle East and Africa regions.

For the years ended December 31, 2015, 2014 and 2013, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2015, 2014 and 2013, no individual airline represented at least 10% of our rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Current:
Federal	$—	$8,092	$—
State	—	39	—
Foreign	1,003	551	71
Deferred:
Federal	138,517	129,943	102,887
State	42	153	147
Foreign	—	—	—
Income tax expense	$139,562	$138,778	$103,105

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
		(dollars in thousands)
Income taxes at statutory federal rate	$137,541	35.0%	$138,172	35.0%	$102,705	35.0%
State income taxes, net of federal income tax effect and other	2,021	0.5	606	0.2	400	0.2
	$139,562	35.5%	$138,778	35.2%	$103,105	35.2%

The Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31, 2015	As of December 31, 2014
	(dollars in thousands)
Assets (Liabilities)
Equity compensation	$21,420	$19,020
Net operating losses	23,306	10,197
Rents received in advance	32,107	26,605
Accrued bonus	3,317	4,577
Straight-line rents	9,142	10,423
Other	7,369	6,571
Aircraft depreciation	(558,628)	(400,752)
Total (liabilities) assets	$(461,967)	$(323,359)

The Company has net operating loss carry forwards (NOLs) for federal income tax purposes of $66.1 million and $29.1 million as of December 31, 2015 and 2014, respectively, which are available to offset future taxable income in future periods and begin to expire in 2032.  The Company has NOLs for state income tax purposes of $44.4 million as of December 31, 2015 and no NOLs for state income tax purposes as of December 31, 2014.  The Company generated $37.0 million of NOLs for federal income tax purposes for the year ended December 31, 2015 and utilized $79.6 million of NOLs for federal income tax purposes for the year ended December 31, 2014. The Company recognizes tax benefits associated with stock based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share based award exceeds the tax effect of the cumulative book compensation charge associated with the award. The Company has suspended windfall tax benefits of $1.3 million as of December 31, 2015 and no suspended windfall tax benefits as of December 31, 2014.  As of December 31, 2015, the Company has windfall tax benefits of $1.3 million, included in its U.S. net operating loss carry forward, but not reflected in deferred tax assets. The Company uses a tax law ordering approach to determine if the excess tax deductions associated compensation costs have reduced income taxes payable.

The Company has not recorded a deferred tax valuation allowance as of December 31, 2015 and 2014 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2015 and 2014 the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to examinations by the major tax jurisdictions for the 2011 tax year and forward.

Note 8. Commitments and Contingencies

Aircraft Acquisition

As of December 31, 2015, we had commitments to acquire a total of 389 new aircraft for delivery through 2023 as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/321-200(1)	3	—	—	—	—	—	3
Airbus A320/321neo(2)	1	14	17	27	26	55	140
Airbus A330-200	1	—	—	—	—	—	1
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900	—	2	2	2	8	9	23
Boeing 737-800	17	9	—	—	—	—	26
Boeing 737-8/9 MAX	—	—	8	18	32	54	112
Boeing 777-300ER	6	2	—	—	—	—	8
Boeing 787-9/10	3	3	7	7	6	20	46
ATR 72-600	5	—	—	—	—	—	5
Total	36	30	39	59	77	148	389

(1)	All of our Airbus A320/321 200 aircraft, scheduled to be delivered in 2016, will be equipped with sharklets.
(2)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $30.7 billion as of December 31, 2015 are as follows:

Years ending December 31,	(dollars in thousands)
2016	$2,595,741
2017	2,412,281
2018	3,497,475
2019	4,642,136
2020	6,139,015
Thereafter	11,431,283
Total	$30,717,931

As of December 31, 2015, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

We have made non‑refundable deposits on the aircraft for which we have commitments to purchase of $1.1 billion as of December 31, 2015 and 2014, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Office Lease

The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight‑line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense (net of sublease income) of $2.0 million, $1.8 million and $2.1 million for the years ended December 31, 2015,  2014 and 2013, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments for minimum rentals under the non‑cancellable lease term at December 31, 2015 are as follows:

Years ending December 31,	(dollars in thousands)
2016	$2,557
2017	2,619
2018	2,926
2019	3,232
2020	3,111
Thereafter	9,750
Total	$24,195

Note 9. Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti‑dilutive. The Company’s two classes of common stock, Class A and Class B Non‑Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of December 31, 2015, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2015 and 2014, the Company did not exclude shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be dilutive. For the year ended December 31, 2013, the Company excluded 150,000 shares related to stock options which are potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti‑dilutive. In addition, the Company excluded 993,092, 969,225 and 1,569,005 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2015,  2014 and 2013, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except share and per share amounts)
Basic net income per share:
Numerator
Net income	$253,391	$255,998	$190,411
Denominator
Weighted-average common shares outstanding	102,547,774	102,142,828	101,529,137
Basic net income per share	$2.47	$2.51	$1.88
Diluted net income per share:
Numerator
Net income	$253,391	$255,998	$190,411
Assumed conversion of convertible senior notes	5,806	5,811	5,783
Net income plus assumed conversions	$259,197	$261,809	$196,194
Denominator
Number of shares used in basic computation	102,547,774	102,142,828	101,529,137
Weighted-average effect of dilutive securities	8,081,091	8,049,943	7,434,413
Number of shares used in per share computation	110,628,865	110,192,771	108,963,550
Diluted net income per share	$2.34	$2.38	$1.80

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non‑recurring Basis

The Company had no assets or liabilities which were measured at fair value on a recurring or non‑recurring basis as of December 31, 2015 or 2014.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2015 was $7.9 billion compared to a book value of $7.8 billion. The estimated fair value of debt financing as of December 31, 2014 was $7.0 billion compared to a book value of $6.7 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at December 31, 2015, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2015 and 2014 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 11. Stock‑based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2015, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,437,196, which includes 1,437,196 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with three different vesting criteria: those RSUs that vest based on the attainment of book‑value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals and time based RSUs that vest ratably over a time period of three years.  Book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2015, the Company had 993,092 unvested RSUs outstanding of which 560,309 are TSR RSUs.

The Company recorded $17.0 million, $16.0 million and $21.6 million of stock‑based compensation expense for the years ended December 31, 2015,  2014 and 2013, respectively.

Stock Options

The Company uses the BSM option pricing model to determine the fair value of stock options. The fair value of stock‑based payment awards on the date of grant is determined by an option‑pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, a risk‑free interest rate and expected dividends.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated volatility of the Company’s common stock for new grants is determined by using historical volatility of the Company’s peer group. Due to our limited operating history at the time of grant, there was no historical exercise data to provide a reasonable basis which the Company could use to estimate expected terms. Accordingly, the Company used the “simplified method” as permitted under Staff Accounting Bulletin No. 110. The risk‑free interest rate used in the option valuation model was derived from U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimated forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2015,  2014 and 2013, the Company did not grant any Stock Options.

A summary of stock option activity in accordance with the Company’s stock option plan for the year ended December 31, 2015 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2012	3,358,408	$20.39	7.49	$4,813
Granted	—	—	—	—
Exercised	(500)	$20.00	6.54	$5
Forfeited/canceled	(250)	$20.00	—	$3
Balance at December 31, 2013	3,357,658	$20.39	6.49	$35,883
Granted	—	—	—	—
Exercised	(45,500)	$20.00	—	$814
Forfeited/canceled	—	—	—	—
Balance at December 31, 2014	3,312,158	$20.40	5.49	$46,077
Granted	—	—	—	—
Exercised	(3,000)	$20.00	—	$49
Forfeited/canceled	—	—	—	—
Balance at December 31, 2015	3,309,158	$20.40	4.50	$43,287
Vested and exercisable as of December 31, 2015	3,309,158	$20.40	4.50	$43,287

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of December 31, 2015 and 2014, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding employee stock options. As a result, there was no stock-based compensation expense related to Stock Options for the year ended December 31, 2015 and 2014. Stock‑based compensation expense related to employee stock options for the year ended December 31, 2013 totaled $5.4 million.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes additional information regarding outstanding, exercisable and vested stock options at December 31, 2015:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted-		Weighted
		Average		Average
	Number of	Remaining Life	Number of	Remaining Life
Range of exercise prices	Shares	(in years)	Shares	(in years)
$20.00	3,159,158	4.46	3,159,158	4.46
$28.80	150,000	5.32	150,000	5.32
$20.00 - $28.80	3,309,158	4.50	3,309,158	4.50

Restricted Stock Units

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of book value and time based RSUs is determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of TSR RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk‑free interest rate and expected dividends. To appropriately value the award, the risk‑free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the year ended December 31, 2015, the Company granted 427,194 RSUs of which 181,350 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2015:

	Unvested Restricted Stock Units
		Weighted-
		Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2014	969,225	$33.51
Granted	427,194	$44.95
Vested	(315,315)	$27.98
Forfeited/canceled	(88,012)	$25.58
Unvested at December 31, 2015	993,092	$41.62
Expected to vest after December 31, 2015(1)	980,707	$41.62

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

At December 31, 2015, the outstanding RSUs are expected to vest as follows: 2016—412,908; 2017—314,210; and 2018—253,589. The Company recorded $17.0 million, $16.0 million and $16.2 million of stock‑based compensation expense related to RSUs for the years ended December 31, 2015,  2014 and 2013, respectively.

As of December 31, 2015 there was $14.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock‑based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 1.71 years.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware LLC - Blackbird Capital I, LLC (“Blackbird”) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe.  We will also provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.    During the years ended December 31, 2015 and 2014, the Company recognized $2.2 million and $9.0 million of gains on the sale of aircraft to Blackbird, respectively.  As of December 31, 2015 and 2014, the amounts due from Blackbird to the Company were $710,000 and $454,000, respectively.  The Company's investment in Blackbird was $18.6 million and $10.1 million as of December 31, 2015 and December 31, 2014, respectively and is included in other assets on the Consolidated Balance Sheet.

Note 13. Flight Equipment Held for Sale

In December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft, comprised of 20 delivered aircraft and five undelivered aircraft, to Nordic Aviation Capital A/S (“NAC”).  As of December 31, 2015, one aircraft had been transferred to NAC and the remaining 19 delivered aircraft, with a carrying value of $305.9 million, were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.  We ceased recognition of depreciation expense on these aircraft.  We expect the sale of the 19 aircraft held for sale and the five undelivered aircraft to be completed in 2016.  As of December 31, 2014, we did not have any aircraft classified as flight equipment held for sale.

Note 14. Litigation

On April 24, 2012, the Company was named as a defendant in a complaint filed in Superior Court of the State of California for the County of Los Angeles by AIG and ILFC (the “AIG/ILFC Complaint”). The complaint also named as defendants certain executive officers and employees of the Company.

Among other things, the complaint, as amended, alleges breach of fiduciary duty, misappropriation of trade secrets, the wrongful recruitment of ILFC employees, and the wrongful diversion of potential ILFC leasing opportunities.

On August 15, 2013, the Company filed a cross‑complaint against ILFC and AIG. The cross‑complaint, as amended, alleges breach of contract for the sale of goods in connection with an agreement entered into by AIG, acting on behalf of ILFC, in January 2010 to sell 25 aircraft to the entity that became Air Lease Corporation.

The matters set forth in the AIG/ILFC Complaint are collectively referred to as the "litigation."

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release ("the Settlement Agreement") with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation were dismissed with prejudice, (ii) each of the parties to the litigation received full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company agreed to pay AIG the sum of $72.0 million. The Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the year ended December 31, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation. On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.  In December 2015, we received $4.5 million in insurance recoveries related to this matter, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Quarterly financial data (unaudited)

The following table presents our unaudited quarterly results of operations for the two‑year period ended December 31, 2015.

	Quarter Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2014	2014	2014	2014	2015	2015	2015	2015
	(in thousands, except per share data)
Revenues	$246,285	$256,325	$261,939	$285,944	$278,315	$304,702	$313,126	$326,697
Income before taxes	94,709	95,680	96,277	108,110	30,205	118,049	119,996	124,703
Net income	61,397	62,037	62,433	70,131	19,332	76,118	77,042	80,899
Net income per share:
Basic	$0.60	$0.61	$0.61	$0.68	$0.19	$0.74	$0.75	$0.79
Diluted	$0.57	$0.58	$0.58	$0.65	$0.19	$0.70	$0.71	$0.74

The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 16. Subsequent events

On February 24, 2016, our board of directors approved a  quarterly cash dividend of $0.05 per share on our outstanding common stock. The dividend will be paid on April 5, 2016 to holders of record of our common stock as of March 21, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013) . Based upon its assessment, our management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Executive Officers of the Company”, the other information required by this item is incorporated by reference to the “Corporate Governance and Board Matters”, the “Proposal 1: Election of Directors” and “Other Matters” sections of our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of the 2016 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Other Matters” section of the 2016 Proxy Statement, except for the information required by Item 201(d) of Regulation S‑K, which is provided in Item 5 of Part II above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our 2016 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our 2016 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10‑K:

2.Financial Statement Schedules

Financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included in the consolidated financial statements or the notes thereto.

3.Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S‑1	333‑171734	3.1	January 14, 2011
3.2	Second Amended and Restated Bylaws of Air Lease Corporation	10‑K	001‑35121	3.2	March 9, 2012
4.1	Form of Specimen Class A Common Stock Certificate	S‑1	333‑171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S‑1	333‑171734	4.2	January 14, 2011
4.3	Senior Notes Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017) ("March 2012 Indenture")	8‑K	001‑35121	4.1	March 19, 2012
4.4	Supplemental Indenture, dated June 26, 2013, to the March 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8‑K	001‑35121	4.2	June 26, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.5	Senior Notes Indenture, dated as of September 26, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.500% Senior Notes due 2016) ("September 2012 Indenture")	8-K	001-35121	4.1	September 26, 2012
4.6	First Supplemental Indenture, dated as of October 3, 2012, to the September 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.5000% Senior Notes due 2016)	8-K	001-35121	4.2	October 3, 2012
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S‑3	333‑184382	4.4	October 11, 2012
4.8	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750 % Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013
4.9	Second Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2019)	8-K	001-35121	4.2	November 19, 2013
4.10	Third Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.11	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.12	Fifth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2018)	8-K	001-35121	4.2	September 16, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.14	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015
4.15	Eighth Supplemental Indenture, dated as of August 18, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.625% Senior Notes due 2018).	8-K	001-35121	4.2	August 18, 2015

Certain instruments defining the rights of holders of long‑term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8‑K	001‑35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto	8‑K	001‑35121	10.1	May 13, 2013
10.4	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.6	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, [as Borrower,] the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015
10.7

New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

					Filed herewith
10.8

New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

					Filed herewith
10.9	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S‑1	333‑171734	10.2	January 14, 2011
10.10	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S‑1	333‑171734	10.7	January 14, 2011
10.11†	A330‑200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S. ("A330-200 Purchase Agreement")	S‑1	333‑171734	10.14	February 14, 2011
10.12†	Amendment N° 1 to the A330‑200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.21	March 7, 2011
10.13†	Amendment N° 2 to the A330‑200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.22	March 7, 2011

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14†	Amendment N° 3 to the A330‑200 Purchase Agreement dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.23	March 7, 2011
10.15†	Amendment N° 4 to the A330‑200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.24	March 7, 2011
10.16†	Purchase Agreement Number PA‑03524 dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company ("Purchase Agreement Number PA-03524")	S‑1	333‑171734	10.15	February 14, 2011
10.17†	Supplemental Agreement No. 1 to Purchase Agreement Number PA‑03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company	S‑1	333‑173817	10.32	July 28, 2011
10.18†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S. ("A320 Family Purchase Agreement").	S‑1	333‑171734	10.13	February 14, 2011
10.19†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.19	March 7, 2011
10.20†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.20	March 7, 2011
10.21†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto	S‑1	333‑171734	10.27	April 8, 2011
10.22†	Purchase Agreement PA‑03658, dated as of August 5, 2011, by and between Air Lease Corporation and The Boeing Company ("Purchase Agreement PA-03658")	S‑1	333‑173817	10.33	August 12, 2011
10.23†	Supplemental Agreement No. 5 to Purchase Agreement No. PA‑03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.1	May 9, 2013
10.24†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03658, dated July 9, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 6, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.25†	Supplemental Agreement No. 2 to Purchase Agreement No. PA‑03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.3	November 7, 2013
10.26†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.27†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10‑Q	001‑35121	10.2	May 9, 2013
10.28†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.29†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.30†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 5, 2015
10.31†	Purchase Agreement No. PA‑03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.1	November 7, 2013
10.32†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.2	November 7, 2013
10.33†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.34	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012
10.35†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.36†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.37†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 7, 2015
10.38†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	May 7, 2015
10.39	Settlement Agreement and Release dated April 22, 2015, by and among Air Lease Corporation, American International Group, Inc., International Lease Finance Corporation and AerCap Holdings N.V. and other parties named therein.	8-K	001-35121	10.1	April 23, 2015
10.40§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013	10‑Q	001‑35121	10.3	May 9, 2013
10.41§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan for awards beginning February 2014	10-K	001-35121	10.2	February 27, 2014
10.42§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S‑1	333‑171734	10.4	February 22, 2011
10.43§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S‑1	333‑171734	10.5	February 22, 2011
10.45§	Air Lease Corporation 2013 Cash Bonus Plan	10‑Q	001‑35121	10.4	May 9, 2013
10.46§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S‑1	333‑171734	10.17	February 22, 2011
10.47§	Air Lease Corporation Discretionary Cash Bonus Plan	10-Q	001-35121	10.1	May 8, 2014
10.48§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.49§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.5	May 7, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.50§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.51§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.4	February 26, 2015
10.52§	Form of Grant Notice (Deferral)and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.4	February 26, 2015
10.53§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar‑Házy	S‑1	333‑171734	10.8	January 14, 2011
10.54§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar‑Házy	S‑1	333‑171734	10.9	January 14, 2011
10.55§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar‑Házy	8‑K	001‑35121	10.1	May 31, 2013
10.56§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger	S‑1	333‑171734	10.10	January 14, 2011
10.57§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger	S‑1	333‑171734	10.11	January 14, 2011
10.58§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger	8‑K	001‑35121	10.2	May 31, 2013
10.59	Form of Indemnification Agreement with directors and officers	S‑1	333‑171734	10.12	February 22, 2011
10.60§

Arrangement for directors'  fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 4, 2016

12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002				Filed herewith
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑ Oxley Act of 2002				Filed herewith
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002				Furnished herewith
101

The following materials from Air Lease Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith

†The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

Air Lease Corporation

By:	/s/ Gregory B. Willis
Gregory B. Willis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Chairman and Chief Executive Officer	February 25, 2016
Steven F. Udvar‑Házy	(Principal Executive Officer)

/s/ John L. Plueger	President, Chief Operating Officer and	February 25, 2016
John L. Plueger	Director

/s/ Matthew J. Hart	Director	February 25, 2016
Matthew J. Hart

/s/ Cheryl Gordon Krongard	Director	February 25, 2016
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 25, 2016
Marshall O. Larsen

/s/ Robert A. Milton	Director	February 25, 2016
Robert A. Milton

/s/ Ian M. Saines	Director	February 25, 2016
Ian M. Saines

/s/ Dr. Ronald D. Sugar	Director	February 25, 2016
Dr. Ronald D. Sugar

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S‑1	333‑171734	3.1	January 14, 2011
3.2	Second Amended and Restated Bylaws of Air Lease Corporation	10‑K	001‑35121	3.2	March 9, 2012
4.1	Form of Specimen Class A Common Stock Certificate	S‑1	333‑171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S‑1	333‑171734	4.2	January 14, 2011
4.3	Senior Notes Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017) ("March 2012 Indenture")	8‑K	001‑35121	4.1	March 19, 2012
4.4	Supplemental Indenture, dated June 26, 2013, to the March 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8‑K	001‑35121	4.2	June 26, 2013
4.5	Senior Notes Indenture, dated as of September 26, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.500% Senior Notes due 2016) ("September 2012 Indenture")	8-K	001-35121	4.1	September 26, 2012
4.6	First Supplemental Indenture, dated as of October 3, 2012, to the September 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.5000% Senior Notes due 2016)	8-K	001-35121	4.2	October 3, 2012
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S‑3	333‑184382	4.4	October 11, 2012
4.8	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750 % Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Second Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2019)	8-K	001-35121	4.2	November 19, 2013
4.10	Third Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.11	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.12	Fifth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2018)	8-K	001-35121	4.2	September 16, 2014
4.13	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.14	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015
4.15	Eighth Supplemental Indenture, dated as of August 18, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.625% Senior Notes due 2018).	8-K	001-35121	4.2	August 18, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

Certain instruments defining the rights of holders of long‑term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8‑K	001‑35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Amended and Restated Credit Agreement, dated as of May 7, 2013, by and among Air Lease Corporation as borrower, JP Morgan Chase Bank, N.A. as administrative agent and several lenders from time to time parties thereto	8‑K	001‑35121	10.1	May 13, 2013
10.4	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.5	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.6	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, [as Borrower,] the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7

New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

					Filed herewith
10.8

New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

					Filed herewith
10.9	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S‑1	333‑171734	10.2	January 14, 2011
10.10	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S‑1	333‑171734	10.7	January 14, 2011
10.11†	A330‑200 Purchase Agreement, dated September 2, 2010, by and between Air Lease Corporation and Airbus S.A.S. ("A330-200 Purchase Agreement")	S‑1	333‑171734	10.14	February 14, 2011
10.12†	Amendment N° 1 to the A330‑200 Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.21	March 7, 2011
10.13†	Amendment N° 2 to the A330‑200 Purchase Agreement, dated January 6, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.22	March 7, 2011
10.14†	Amendment N° 3 to the A330‑200 Purchase Agreement dated January 14, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.23	March 7, 2011
10.15†	Amendment N° 4 to the A330‑200 Purchase Agreement, dated February 11, 2011, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.24	March 7, 2011
10.16†	Purchase Agreement Number PA‑03524 dated as of September 30, 2010, by and between Air Lease Corporation and The Boeing Company ("Purchase Agreement Number PA-03524")	S‑1	333‑171734	10.15	February 14, 2011

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17†	Supplemental Agreement No. 1 to Purchase Agreement Number PA‑03524, dated as of June 30, 2011, by and between Air Lease Corporation and The Boeing Company	S‑1	333‑173817	10.32	July 28, 2011
10.18†	A320 Family Purchase Agreement, dated July 19, 2010, by and between Air Lease Corporation and Airbus S.A.S. ("A320 Family Purchase Agreement").	S‑1	333‑171734	10.13	February 14, 2011
10.19†	Amendment N° 1 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.19	March 7, 2011
10.20†	Amendment N° 2 to the A320 Family Purchase Agreement, dated December 1, 2010, by and between Air Lease Corporation and Airbus S.A.S.	S‑1	333‑171734	10.20	March 7, 2011
10.21†	Aircraft Sale and Purchase Agreement, dated November 5, 2010, by and among Air Lease Corporation, the other purchasers listed in Schedule 1 thereto and the sellers listed in Schedule 1 thereto	S‑1	333‑171734	10.27	April 8, 2011
10.22†	Purchase Agreement PA‑03658, dated as of August 5, 2011, by and between Air Lease Corporation and The Boeing Company ("Purchase Agreement PA-03658")	S‑1	333‑173817	10.33	August 12, 2011
10.23†	Supplemental Agreement No. 5 to Purchase Agreement No. PA‑03658, dated February 27, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.1	May 9, 2013
10.24†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03658, dated July 9, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 6, 2014
10.25†	Supplemental Agreement No. 2 to Purchase Agreement No. PA‑03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.3	November 7, 2013
10.26†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10‑Q	001‑35121	10.2	May 9, 2013
10.28†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.29†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.30†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 5, 2015
10.31†	Purchase Agreement No. PA‑03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.1	November 7, 2013
10.32†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.2	November 7, 2013
10.33†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.34	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012
10.35†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.36†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.37†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 7, 2015
10.38†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	May 7, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.39	Settlement Agreement and Release dated April 22, 2015, by and among Air Lease Corporation, American International Group, Inc., International Lease Finance Corporation and AerCap Holdings N.V. and other parties named therein.	8-K	001-35121	10.1	April 23, 2015
10.40§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013	10‑Q	001‑35121	10.3	May 9, 2013
10.41§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan for awards beginning February 2014	10-K	001-35121	10.2	February 27, 2014
10.42§	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S‑1	333‑171734	10.4	February 22, 2011
10.43§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S‑1	333‑171734	10.5	February 22, 2011
10.45§	Air Lease Corporation 2013 Cash Bonus Plan	10‑Q	001‑35121	10.4	May 9, 2013
10.46§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S‑1	333‑171734	10.17	February 22, 2011
10.47§	Air Lease Corporation Discretionary Cash Bonus Plan	10-Q	001-35121	10.1	May 8, 2014
10.48§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.49§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.5	May 7, 2014
10.50§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.51§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.4	February 26, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.52§	Form of Grant Notice (Deferral)and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.4	February 26, 2015
10.53§	Employment Agreement, dated as of February 5, 2010, by and between Air Lease Corporation and Steven F. Udvar‑Házy	S‑1	333‑171734	10.8	January 14, 2011
10.54§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and Steven F. Udvar‑Házy	S‑1	333‑171734	10.9	January 14, 2011
10.55§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and Steven F. Udvar‑Házy	8‑K	001‑35121	10.1	May 31, 2013
10.56§	Employment Agreement, dated as of March 29, 2010, by and between Air Lease Corporation and John L. Plueger	S‑1	333‑171734	10.10	January 14, 2011
10.57§	Amendment to Employment Agreement, dated as of August 11, 2010, by and between Air Lease Corporation and John L. Plueger	S‑1	333‑171734	10.11	January 14, 2011
10.58§	Second Amendment to Employment Agreement, dated as of May 30, 2013, by and between Air Lease Corporation and John L. Plueger	8‑K	001‑35121	10.2	May 31, 2013
10.59	Form of Indemnification Agreement with directors and officers	S‑1	333‑171734	10.12	February 22, 2011
10.60§

Arrangement for directors'  fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 4, 2016

12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑ Oxley Act of 2002				Filed herewith
32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002				Furnished herewith
101

The following materials from Air Lease Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith

†The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§Management contract or compensatory plan or arrangement.