Form 10-Q
period 2016-03-31
AIR LEASE CORP
filed 2016-05-05
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 4, 2016, there were 102,829,369 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2016

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

•	our inability to obtain refinancing prior to the time our debt matures;

•	impaired financial condition and liquidity of our lessees;

•	deterioration of economic conditions in the commercial aviation industry generally;

•	increased maintenance, operating or other expenses or changes in the timing thereof;

•	changes in the regulatory environment;

•	potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•	the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$162,814	$156,675
Restricted cash	16,490	16,528
Flight equipment subject to operating leases	12,550,836	12,026,798
Less accumulated depreciation	(1,311,215)	(1,213,323)
	11,239,621	10,813,475
Deposits on flight equipment purchases	1,079,690	1,071,035
Other assets	284,795	297,385
Total assets	$12,783,410	$12,355,098
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$192,389	$215,983
Debt financing, net of discounts and issuance costs	8,017,501	7,712,421
Security deposits and maintenance reserves on flight equipment leases	865,206	853,330
Rentals received in advance	90,281	91,485
Deferred tax liability	513,630	461,967
Total liabilities	$9,679,007	$9,335,186
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,829,369 and 102,582,669 shares at March 31, 2016 and December 31, 2015, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,224,151	2,227,376
Retained earnings	879,242	791,526
Total shareholders’ equity	$3,104,403	$3,019,912
Total liabilities and shareholders’ equity	$12,783,410	$12,355,098

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Revenues
Rental of flight equipment	$317,198	$269,256
Aircraft sales, trading and other	26,130	9,059
Total revenues	343,328	278,315
Expenses
Interest	60,960	55,403
Amortization of debt discounts and issuance costs	7,161	7,682
Interest expense	68,121	63,085

Depreciation of flight equipment	108,575	91,012
Settlement	—	72,000
Selling, general and administrative	19,402	19,098
Stock-based compensation	3,239	3,146
Total expenses	199,337	248,341

Income before taxes	143,991	29,974
Income tax expense	(51,133)	(10,642)
Net income	$92,858	$19,332

Net income per share of Class A and Class B common stock:
Basic	$0.90	$0.19
Diluted	$0.85	$0.19
Weighted-average shares outstanding
Basic	102,679,411	102,455,040
Diluted	110,563,526	110,558,709

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2015	—	$—	102,582,669	$1,010	—	$—	$2,227,376	$791,526	$3,019,912
Issuance of common stock upon vesting of restricted stock units	—	—	437,651	—	—	—	24	—	24
Stock-based compensation expense	—	—	—	—	—	—	3,239	—	3,239
Cash dividends (declared $0.05 per share)	—	—	—	—	—	—	—	(5,142)	(5,142)
Tax withholding related to vesting of restricted stock units	—	—	(190,951)	—	—	—	(6,488)	—	(6,488)
Net income	—	—	—	—	—	—	—	92,858	92,858
Balance at March 31, 2016	—	$—	102,829,369	$1,010	—	$—	$2,224,151	$879,242	$3,104,403

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating Activities
Net income	$92,858	$19,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	108,575	91,012
Settlement	—	72,000
Stock-based compensation	3,239	3,146
Deferred taxes	51,133	10,642
Amortization of debt discounts and issuance costs	7,161	7,682
Gain on aircraft sales, trading and other activity	(20,979)	(8,030)
Changes in operating assets and liabilities:
Other assets	9,446	20,005
Accrued interest and other payables	(22,483)	(7,476)
Rentals received in advance	(1,204)	1,188
Net cash provided by operating activities	227,746	209,501
Investing Activities
Acquisition of flight equipment under operating lease	(458,435)	(488,175)
Payments for deposits on flight equipment purchases	(200,908)	(162,660)
Proceeds from aircraft sales, trading and other activity	191,824	102,423
Acquisition of furnishings, equipment and other assets	(52,845)	(65,174)
Net cash used in investing activities	(520,364)	(613,586)
Financing Activities
Cash dividends paid	(5,129)	(4,094)
Tax withholdings on stock-based compensation	(5,877)	(5,302)
Net change in unsecured revolving facilities	879,000	(231,000)
Proceeds from debt financings	100,000	692,134
Payments in reduction of debt financings	(680,885)	(144,034)
Net change in restricted cash	38	(9,510)
Debt issuance costs	(198)	(978)
Security deposits and maintenance reserve receipts	26,920	37,226
Security deposits and maintenance reserve disbursements	(15,112)	(3,020)
Net cash provided by financing activities	298,757	331,422
Net increase/(decrease) in cash	6,139	(72,663)
Cash and cash equivalents at beginning of period	156,675	282,819
Cash and cash equivalents at end of period	$162,814	$210,156
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $9,470 and $10,704 at March 31, 2016 and 2015, respectively	$86,481	$62,472
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$290,195	$239,276
Cash dividends declared, not yet paid	$5,142	$4,101

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Company Background and Overview

Air Lease Corporation, together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).  As of March 31, 2016, we owned a fleet of 239 aircraft and had 386 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2016, and for all periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 3.Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 ("ASU 2016-02"), “Leases (Topic 842)”.  The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating this guidance to determine the impact it will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), "Compensation-Stock Compensation (Topic 718)".  The amendments in ASU 2016-09 reduce the complexity of accounting for share-based payments and might increase volatility in reported earnings.  ASU 2016-09 will be effective for interim and annual periods beginning after December 15, 2016 for public entities and is required to be adopted using the cumulative-effect and prospective approach.  Early adoption is permitted.  We are currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 4.Debt Financing

The Company’s consolidated debt as of March 31, 2016 and December 31, 2015 are summarized below (in thousands):

	March 31, 2016	December 31, 2015
Unsecured
Senior notes	$5,176,343	$5,677,769
Revolving credit facility	1,599,000	720,000
Term financings	283,540	292,788
Convertible senior notes	200,000	200,000
Total unsecured debt financing	7,258,883	6,890,557
Secured
Term financings	440,287	477,231
Warehouse facility	340,820	372,423
Export credit financing	56,566	58,229
Total secured debt financing	837,673	907,883

Total debt financing	8,096,556	7,798,440
Less: Debt discounts and issuance costs	(79,055)	(86,019)
Debt financing, net of discounts and issuance costs	$8,017,501	$7,712,421

The Company’s secured obligations as of March 31, 2016 and December 31, 2015 are summarized below (dollars in thousands):

	March 31, 2016	December 31, 2015
Nonrecourse	$340,820	$372,423
Recourse	496,853	535,460
Total secured debt financing	$837,673	$907,883
Number of aircraft pledged as collateral	30	31
Net book value of aircraft pledged as collateral	$1,540,251	$1,591,350

Senior unsecured notes

As of March 31, 2016, the Company had $5.2 billion in senior unsecured notes outstanding.  As of December 31, 2015, the Company had $5.7 billion in senior unsecured notes outstanding.

On April 11, 2016, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.375%.

Unsecured revolving credit facility

The total amount outstanding under our unsecured revolving credit facility was $1.6 billion and $720.0 million as of March 31, 2016 and December 31, 2015, respectively.

Unsecured term financings

In March 2016, the Company entered into a $100.0 million one-year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of March 31, 2016 and December 31, 2015 was $283.5 million and $292.8 million, respectively.

Warehouse facility

As of March 31, 2016, the Company had borrowed $340.8 million under our warehouse facility and pledged 13 aircraft as collateral with a net book value of $536.7 million. As of December 31, 2015, the Company had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

Maturities

Maturities of debt outstanding as of March 31, 2016 are as follows (in thousands):

Years ending December 31,
2016	$305,111
2017	1,487,030
2018	1,566,683
2019	2,585,610
2020	459,193
Thereafter	1,692,929
Total	$8,096,556

Note 5.Commitments and Contingencies

As of March 31, 2016 and through May 5, 2016, the Company had commitments to acquire a total of 386 new aircraft scheduled to deliver through 2023 as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/A321-200	9	—	—	—	—	—	9
Airbus A320/321neo(1)	1	14	17	27	26	55	140
Airbus A330-200	1	—	—	—	—	—	1
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900	—	2	4	2	8	8	24
Boeing 737-800	9	9	—	—	—	—	18
Boeing 737-8/9 MAX	—	—	8	18	32	54	112
Boeing 777-300ER	4	2	—	—	—	—	6
Boeing 787-9/10	3	3	7	7	6	20	46
ATR 72-600(2)	5	—	—	—	—	—	5
Total	32	30	41	59	77	147	386

(1)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.
(2)	We have committed to sell all of our ATR aircraft on order.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $30.4 billion at March 31, 2016 and through May 5, 2016 are as follows (in thousands):

Years ending December 31,
2016	$2,171,840
2017	2,448,652
2018	3,792,973
2019	4,630,779
2020	6,125,767
Thereafter	11,279,701
Total	$30,449,712

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.1 billion as of March 31, 2016 and December 31, 2015, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of March 31, 2016, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of March 31, 2016, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three months ended March 31, 2016, the Company excluded 150,000 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  For the three months ended March 31, 2015, the Company did not have any potentially anti-dilutive securities which would require exclusion from the computation of dilutive earnings per share.  The Company excluded 993,438 and 936,968 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2016 and 2015, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share amounts):

	Three Months Ended March 31,
	2016	2015
Basic net income per share:
Numerator
Net income	$92,858	$19,332
Denominator
Weighted-average common shares outstanding	102,679,411	102,455,040
Basic net income per share	$0.90	$0.19
Diluted net income per share:
Numerator
Net income	$92,858	$19,332
Assumed conversion of convertible senior notes	1,454	1,433
Net income plus assumed conversions	$94,312	$20,765
Denominator
Number of shares used in basic computation	102,679,411	102,455,040
Weighted-average effect of dilutive securities	7,884,115	8,103,669
Number of shares used in per share computation	110,563,526	110,558,709
Diluted net income per share	$0.85	$0.19

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of March 31, 2016 or December 31, 2015.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2016 was $8.2 billion compared to a book value of $8.1 billion. The estimated fair value of debt financing as of December 31, 2015 was $7.9 billion compared to a book value of $7.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at March 31, 2016, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2016 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2016, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,096,197, which includes 1,096,197 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $3.2 million and $3.1 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2016 and 2015, respectively.

Stock Options

A summary of stock option activity for the three month period ended March 31, 2016 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2015	3,309,158	$20.40	4.50	$43,287
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Balance at March 31, 2016	3,309,158	$20.40	4.25	$36,107
Vested and exercisable as of March 31, 2016	3,309,158	$20.40	4.25	$36,107

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of March 31, 2016.  As a result, there was no stock-based compensation expense related to Stock Options for the three months ended March 31, 2016 and 2015.

The following table summarizes additional information regarding exercisable and vested stock options at March 31, 2016:

	Stock options exercisable
	and vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	3,159,158	4.21
$28.80	150,000	5.07
$20.00 - $28.80	3,309,158	4.25

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

During the three months ended March 31, 2016, the Company granted 547,777 RSUs of which 264,743 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2016:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2015	993,092	$41.62
Granted	547,777	$29.48
Vested	(436,786)	$35.66
Forfeited/canceled	(16,630)	$38.72
Unvested at March 31, 2016	1,087,453	$37.94
Expected to vest after March 31, 2016 (1)	1,074,207	$37.94

(1) RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $3.2 million and $3.1 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $25.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 2.1 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware limited liability company—Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  During the three months ended March 31, 2016, the Company did not have any sales of aircraft to Blackbird.  During the three months ended March 31, 2015, the Company recognized $1.7 million of gains on the sale of aircraft to Blackbird. As of March 31, 2016 and December 31, 2015, the amounts due from

Blackbird to the Company were $719,000 and $710,000, respectively. The Company's investment in Blackbird was $19.3 million and $18.6 million as of March 31, 2016 and December 31, 2015, respectively.

Note 10. Flight Equipment Held for Sale

In December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft, comprised of 20 delivered aircraft and five undelivered aircraft, to Nordic Aviation Capital A/S ("NAC").  As of March 31, 2016, we have completed the sale of 13 aircraft to NAC and the remaining seven delivered aircraft, with a carrying value of $107.5 million, were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.  We ceased recognition of depreciation expense on these aircraft.  We expect to complete the sale of our existing ATR fleet during the second quarter of 2016 and to sell the remaining five ATR aircraft from our order book over the next two quarters at delivery. As of December 31, 2015, we had 19 aircraft, with a carrying value of $305.9 million, were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.

Note 11. Litigation

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release ("the Settlement Agreement") with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation.  In the first quarter of 2015, the Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income related to this settlement. In March 2016, we received $3.25 million in insurance recoveries related to this matter, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Note 12.  Subsequent Events

On April 11, 2016, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.375%.

On May 2, 2016, our board of directors approved a quarterly cash dividend of $0.05 per share on our outstanding common stock. The dividend will be paid on July 7, 2016 to holders of record of our common stock as of June 13, 2016.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third-parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales and trading activities and our management fees.

During the quarter ended March 31, 2016, we purchased and took delivery of 10 aircraft from our new order pipeline, purchased one incremental aircraft and sold 12 aircraft, ending the quarter with a total of 239 aircraft, with a net book value of $11.2 billion. The weighted average lease term remaining on our operating lease portfolio was 7.2 years and the weighted average age of our fleet was 3.6 years as of March 31, 2016. Our fleet grew by 3.9% based on net book value of $11.2 billion as of March 31, 2016 compared to $10.8 billion as of December 31, 2015. In addition, we have a managed fleet of 29 aircraft as of March 31, 2016 and as of December 31, 2015.  We have a globally diversified customer base comprised of 88 airlines in 50 countries.  As of May 5, 2016, we maintained 100% utilization of our operating lease portfolio.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or secured financing. We ended the first quarter of 2016 with total debt outstanding, net of discounts and issuance costs, of $8.0 billion, of which 69.2% was at a fixed rate and 89.7% of which was unsecured, with a composite cost of funds of 3.34%.  Subsequent to the first quarter, in April 2016, we issued $600.0 million in aggregate principle amount of 3.375% senior unsecured notes due 2021.

Our total revenues for the quarter ended March 31, 2016 increased by 23.4% to $343.3 million, compared to the quarter ended March 31, 2015.  This is comprised of rental revenues on our operating lease portfolio of $317.2 million and aircraft sales, trading and other revenue of  $26.1 million. During the quarter ended March 31, 2016, we recorded gains of $21.0 million from the sale of 12 aircraft from our operating lease portfolio, compared to gains of $7.5 million from the sale of two aircraft from our operating lease portfolio for the quarter ended March 31, 2015.

Our net income for the quarter ended March 31, 2016 was $92.9 million compared to $19.3 million for the quarter ended March 31, 2015. Our diluted earnings per share for the quarter ended March 31, 2016 was $0.85 compared to $0.19 for the quarter ended March 31, 2015.  Our pre-tax profit margin for the three months ended March 31, 2016 was 41.9% compared to 10.8% for the three months ended March 31, 2015. Reported income before taxes, net income and diluted earnings per share for the three months ended March 31, 2015 were negatively impacted by $72.0 million, $46.4 million and $0.42 per share, respectively, for the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items our adjusted net income was $151.1 million for the three months ended March 31, 2016 compared to $112.8 million for the three months ended March 31, 2015, an increase of $38.3 million or 34.0%.  Our adjusted margin for the three months ended March 31, 2016 was 44.4% compared to 40.5% for the three months ended March 31, 2015.  Adjusted diluted earnings per share increased to $1.38 for the three months ended March 31, 2016, compared to $1.03 for the three months ended March 31, 2015.  Adjusted net income, adjusted margin and adjusted diluted earnings per share are measures of financial and operational performance that are not defined by GAAP.  See Note 1 under the "Results of Operations" table for a discussion of adjusted net income, adjusted margin and adjusted diluted earnings per share as non-GAAP measures and reconciliation of these measures to net income.

Our fleet

Portfolio metrics of our aircraft portfolio as of March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Owned fleet	239	240
Managed fleet	29	29
Order book	386	389

Weighted-average fleet age(1)	3.6 years	3.6 years
Weighted-average remaining lease term(1)	7.2 years	7.2 years
Aggregate fleet net book value	$11,239,621	$10,813,475

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

Europe	$3,448,832	30.7%	$3,238,323	30.0%
Asia (excluding China)	2,474,373	22.0%	2,313,477	21.4%
China	2,421,806	21.6%	2,444,370	22.6%
The Middle East and Africa	1,013,186	9.0%	1,023,715	9.5%
Central America, South America and Mexico	926,809	8.2%	923,352	8.5%
U.S. and Canada	487,281	4.3%	446,839	4.1%
Pacific, Australia, New Zealand	467,334	4.2%	423,399	3.9%
Total	$11,239,621	100.0%	$10,813,475	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	3	1.3%	3	1.3%
Airbus A320-200	39	16.3%	39	16.3%
Airbus A321-200	27	11.3%	26	10.9%
Airbus A330-200	16	6.7%	16	6.7%
Airbus A330-300	5	2.1%	5	2.1%
Boeing 737-700	8	3.3%	8	3.3%
Boeing 737-800	87	36.4%	79	32.9%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	19	8.0%	17	7.1%
Embraer E175	5	2.1%	5	2.1%
Embraer E190	21	8.8%	21	8.7%
ATR 42/72-600	7	2.9%	19	7.8%
Total	239	100.0%	240	100.0%

As of March 31, 2016 and through May 5, 2016, we had commitments to acquire a total of 386 new aircraft for delivery as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/A321-200	9	—	—	—	—	—	9
Airbus A320/321neo(1)	1	14	17	27	26	55	140
Airbus A330-200	1	—	—	—	—	—	1
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900	—	2	4	2	8	8	24
Boeing 737-800	9	9	—	—	—	—	18
Boeing 737-8/9 MAX	—	—	8	18	32	54	112
Boeing 777-300ER	4	2	—	—	—	—	6
Boeing 787-9/10	3	3	7	7	6	20	46
ATR 72-600(2)	5	—	—	—	—	—	5
Total	32	30	41	59	77	147	386

(1)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.
(2)	We have committed to sell all of our ATR aircraft on order.

Our lease placements are progressing in line with expectations. As of March 31, 2016 and through May 5, 2016, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2016 (1)	32	30	93.8%
2017	30	30	100.0%
2018	41	28	68.3%
2019	59	26	44.1%
2020	77	14	18.2%
Thereafter	147	3	2.0%
Total	386	131

(1) Two unplaced ATR turboprop aircraft are expected to transfer to NAC upon delivery to us.

As of March 31, 2016, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last three years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 7.0% in the first three months of 2016 compared to the first three months of 2015. In 2015 and 2014, global passenger traffic demand grew 6.5% and 5.9% respectively, which was in line with the annual growth rate over the past 30 years. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. Nevertheless, across a variety of global economic conditions, the leasing industry has remained resilient over time. We remain optimistic about the long-term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for us in helping airlines modernize their fleets to support the growth of the airline industry. Further, as the total number of aircraft in use globally increases, annual deliveries of new aircraft continue to increase, and new aircraft represent a more consistent percentage of the aircraft in use each year.

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

We ended the first quarter of 2016 with total debt outstanding, net of discounts and issuance costs, of $8.0 billion compared to $7.7 billion as of December 31, 2015. The Company's unsecured debt increased to $7.3 billion as of March 31, 2016 from $6.9 billion as of December 31, 2015. The Company's unsecured debt as a percentage of total debt increased to 89.7% as of March 31, 2016 from 88.4% as of December 31, 2015.

We increased our cash flows from operations by 8.7% or $18.2 million, to $227.7 million for the three months ended March 31, 2016 as compared to $209.5 million for the three months ended March 31, 2015.  Our cash flows from operations increased primarily because of the lease of additional aircraft and aircraft sales. Our cash flow used in investing activities was $520.4 million for the three months ended March 31, 2016, which resulted primarily from the purchase of aircraft partially offset by proceeds on the sale of aircraft. Our cash flow provided by financing activities was $298.8 million for the three months ended March 31, 2016, which resulted primarily from the net borrowings under our unsecured revolving facility.

We ended the first quarter of 2016 with available liquidity of $1.8 billion which is comprised of unrestricted cash of $162.8 million, undrawn balances under our warehouse facility and our unsecured revolving credit facility of $1.6 billion. Subsequent to the first quarter, in April 2016, we issued $600.0 million in aggregate principle amount of 3.375% senior unsecured notes due 2021. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for the remainder of 2016 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

We are in compliance in all material respects with all covenants or other requirements in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Debt

Our debt financing was comprised of the following at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Unsecured
Senior notes	$5,176,343	$5,677,769
Revolving credit facility	1,599,000	720,000
Term financings	283,540	292,788
Convertible senior notes	200,000	200,000
Total unsecured debt financing	7,258,883	6,890,557
Secured
Term financings	440,287	477,231
Warehouse facility	340,820	372,423
Export credit financing	56,566	58,229
Total secured debt financing	837,673	907,883

Total debt financing	8,096,556	7,798,440
Less: Debt discounts and issuance costs	(79,055)	(86,019)
Debt financing, net of discounts and issuance costs	$8,017,501	$7,712,421
Selected interest rates and ratios:
Composite interest rate(1)	3.34%	3.59%
Composite interest rate on fixed-rate debt(1)	4.00%	4.04%
Percentage of total debt at fixed-rate	69.24%	78.70%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

As of March 31, 2016, the Company had $5.2 billion in senior unsecured notes outstanding.  As of December 31, 2015, the Company had $5.7 billion in senior unsecured notes outstanding.

On April 11, 2016, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.375%.

Unsecured revolving credit facility

The total amount outstanding under our unsecured revolving credit facility was $1.6 billion and $720.0 million as of March 31, 2016 and December 31, 2015, respectively.

Unsecured term financings

In March 2016, the Company entered into a $100.0 million one-year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of March 31, 2016 and December 31, 2015 was $283.5 million and $292.8 million, respectively.

Warehouse facility

As of March 31, 2016, the Company had borrowed $340.8 million under our warehouse facility and pledged 13 aircraft as collateral with a net book value of $536.7 million. As of December 31, 2015, the Company had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

Credit ratings

The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Standard and Poor's	BBB−	BBB−	Positive Outlook	October 26, 2015
Kroll Bond Rating Agency	A−	A−	Stable Outlook	December 7, 2015

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three month periods ended March 31, 2016 and 2015 (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Revenues
Rental of flight equipment	$317,198	$269,256
Aircraft sales, trading and other	26,130	9,059
Total revenues	343,328	278,315
Expenses
Interest	60,960	55,403
Amortization of debt discounts and issuance costs	7,161	7,682
Interest expense	68,121	63,085

Depreciation of flight equipment	108,575	91,012
Settlement	—	72,000
Selling, general and administrative	19,402	19,098
Stock-based compensation	3,239	3,146
Total expenses	199,337	248,341

Income before taxes	143,991	29,974
Income tax expense	(51,133)	(10,642)
Net income	$92,858	$19,332

Net income per share of Class A and B common stock
Basic	$0.90	$0.19
Diluted	$0.85	$0.19

Other financial data
Pre-tax profit margin	41.9%	10.8%
Adjusted net income(1)	$151,141	$112,802
Adjusted margin(1)	44.4%	40.5%
Adjusted diluted earnings per share(1)	$1.38	$1.03

(1)

Adjusted net income (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted margin (defined as adjusted net income divided by total revenues, excluding insurance recoveries) and adjusted diluted earnings per share (defined as adjusted net income divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with

GAAP. Adjusted net income, adjusted margin and adjusted diluted earnings per share, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income, adjusted margin and adjusted diluted earnings per share to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income, adjusted margin and adjusted diluted earnings per share, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income, adjusted margin and adjusted diluted earnings per share do not reflect our cash expenditures or changes in or cash requirements for our working capital needs.  In addition, our calculation of adjusted net income, adjusted margin and adjusted diluted earnings per share may differ from the adjusted net income, adjusted margin and adjusted diluted earnings per share or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income and adjusted margin (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Reconciliation of net income to adjusted net income:
Net income	$92,858	$19,332
Amortization of debt discounts and issuance costs	7,161	7,682
Stock-based compensation	3,239	3,146
Settlement	—	72,000
Insurance recovery on settlement	(3,250)	—
Provision for income taxes	51,133	10,642
Adjusted net income	$151,141	$112,802
Adjusted margin(1)	44.4%	40.5%

(1)	Adjusted margin is adjusted net income divided by total revenues, excluding insurance recoveries.

The following table shows the reconciliation of net income to adjusted diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share:
Net income	$92,858	$19,332
Amortization of debt discounts and issuance costs	7,161	7,682
Stock-based compensation	3,239	3,146
Settlement	—	72,000
Insurance recovery on settlement	(3,250)	—
Provision for income taxes	51,133	10,642
Adjusted net income	$151,141	$112,802
Assumed conversion of convertible senior notes	1,454	1,433
Adjusted net income plus assumed conversions	$152,595	$114,235
Weighted-average diluted shares outstanding	110,563,526	110,558,709
Adjusted diluted earnings per share	$1.38	$1.03

Three months ended March 31, 2016, compared to the three months ended March 31, 2015

Rental revenue

As of March 31, 2016, we owned 239 aircraft at a net book value of $11.2 billion and recorded $317.2 million in rental revenue for the quarter then ended, which included overhaul revenue of $1.6 million. In the prior year, as of March 31, 2015, we owned 223 aircraft at a net book value of $9.5 billion and recorded $269.3 million in rental revenue for the quarter ended March 31, 2015, which included overhaul revenue of $6.8 million.  The increase in rental revenue was primarily attributable to the delivery of additional aircraft in the quarter. Due to the timing of aircraft deliveries, the full impact on rental revenue will be reflected in subsequent periods.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $26.1 million for the three months ended March 31, 2016 compared to $9.1 million for the three months ended March 31, 2015.  During the quarter ended March 31, 2016, we recorded $21.0 million in gains from the sale of 12 ATR turboprop aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $3.25 million during the quarter ended March 31, 2016 in connection with the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2015, we recorded $7.5 million in gains from the sale of two aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $68.1 million for the three months ended March 31, 2016 compared to $63.1 million for the three months ended March 31, 2015. The change was primarily due to an increase in our average outstanding debt balances resulting in a $5.5 million increase in interest expense partially offset by a decrease in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $108.6 million in depreciation expense of flight equipment for the three months ended March 31, 2016 compared to $91.0 million for the three months ended March 31, 2015. The increase in depreciation expense for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired and sold during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.4 million for the three months ended March 31, 2016 compared to $19.1 million for the three months ended March 31, 2015. Selling, general and administrative expense as a percentage of total revenue decreased to 5.7% for the three months ended March 31, 2016 compared to 6.9% for the three months ended March 31, 2015. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Settlement expense

During the three months ended March 31, 2015, we recorded settlement expense of $72.0 million resulting from the Settlement Agreement entered into by and between the Company, certain executive officers and employees of the Company, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 11: Litigation in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Taxes

The effective tax rate was 35.5% for the three months ended March 31, 2016 and 2015.

Net income

For the three months ended March 31, 2016, we reported consolidated net income of $92.9 million, or $0.85 per diluted share, compared to a consolidated net income of $19.3 million, or $0.19 per diluted share, for the three months ended March 31, 2015. Net income and diluted earnings per share for the three months ended March 31, 2015 were negatively impacted by $72.0 million, $46.4 million and $0.42 per share, respectively, for the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted net income

For the three months ended March 31, 2016, we recorded adjusted net income of $151.1 million, or $1.38 per adjusted diluted share, compared to an adjusted net income of $112.8 million, or $1.03 per adjusted diluted share, for the three months ended March 31, 2015. The increase in adjusted net income for the first quarter of 2016 compared to the first quarter of 2015 was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income is a measure of financial and operational performance that is not defined by GAAP.  See Note 1 under the "Results of Operations" table above for a discussion of adjusted net income and adjusted diluted earnings per share as non-GAAP measures and reconciliation of these measures to net income.

Contractual Obligations

Our contractual obligations as of March 31, 2016, are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations	$305,111	$1,487,030	$1,566,683	$2,585,610	$459,193	$1,692,929	$8,096,556
Interest payments on debt outstanding(1)	202,202	232,410	186,018	118,647	75,700	134,869	949,846
Purchase commitments	2,171,840	2,448,652	3,792,973	4,630,779	6,125,767	11,279,701	30,449,712
Operating leases	1,929	2,619	2,926	3,232	3,111	9,750	23,567
Total	$2,681,082	$4,170,711	$5,548,600	$7,338,268	$6,663,771	$13,117,249	$39,519,681

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2016.

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

Critical Accounting Policies

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2015. The Company has reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the three months ended March 31, 2016.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. We had $2.5 billion and $1.7 billion in floating-rate debt outstanding on each of March 31, 2016 and December 31, 2015, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $24.9 million and $16.6 million as of March 31, 2016 and December 31, 2015, respectively, on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of March 31, 2016 and December 31, 2015, 1.0% and 0.8%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, changes in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

4.1

Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.375% Senior Notes due 2021) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 11, 2016 (File No. 001-35121)).

10.1†	Form of Grant Notice (Time-Vesting) and Form of Restricted Stock Units Award Agreement (Time-Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, in lieu of long-term cash bonus.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 5, 2016	/s/ Steven F. Udvar-Házy
Steven F. Udvar-Házy
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 5, 2016	/s/ Gregory B. Willis
Gregory B. Willis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

4.1

Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.375% Senior Notes due 2021) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 11, 2016 (File No. 001-35121)).

10.1†	Form of Grant Notice (Time-Vesting) and Form of Restricted Stock Units Award Agreement (Time-Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, in lieu of long-term cash bonus

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†Management contract or compensatory plan or arrangement.