Form 10-Q
period 2016-06-30
AIR LEASE CORP
filed 2016-08-04
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 3, 2016, there were 102,842,461 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2016

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

•

the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, under "Part 1 — Item 1A. Risk Factors," in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$172,734	$156,675
Restricted cash	24,390	16,528
Flight equipment subject to operating leases	13,096,222	12,026,798
Less accumulated depreciation	(1,398,298)	(1,213,323)
	11,697,924	10,813,475
Deposits on flight equipment purchases	1,132,782	1,071,035
Other assets	312,340	297,385
Total assets	$13,340,170	$12,355,098
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$227,216	$215,983
Debt financing, net of discounts and issuance costs	8,390,466	7,712,421
Security deposits and maintenance reserves on flight equipment leases	868,101	853,330
Rentals received in advance	95,041	91,485
Deferred tax liability	563,817	461,967
Total liabilities	$10,144,641	$9,335,186
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,842,461 and 102,582,669 shares at June 30, 2016 and December 31, 2015, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,228,617	2,227,376
Retained earnings	965,902	791,526
Total shareholders’ equity	$3,195,529	$3,019,912
Total liabilities and shareholders’ equity	$13,340,170	$12,355,098

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
Revenues
Rental of flight equipment	$327,313	$286,761	$644,511	$556,017
Aircraft sales, trading and other	22,826	17,941	48,956	27,000
Total revenues	350,139	304,702	693,467	583,017
Expenses
Interest	63,190	58,148	124,150	113,551
Amortization of debt discounts and issuance costs	7,388	7,681	14,549	15,363
Interest expense	70,578	65,829	138,699	128,914

Depreciation of flight equipment	112,136	98,402	220,711	189,414
Settlement	—	—	—	72,000
Selling, general and administrative	20,653	17,729	40,055	36,827
Stock-based compensation	4,501	4,578	7,740	7,724
Total expenses	207,868	186,538	407,205	434,879

Income before taxes	142,271	118,164	286,262	148,138
Income tax expense	(50,468)	(42,046)	(101,601)	(52,688)
Net income	$91,803	$76,118	$184,661	$95,450

Net income per share of Class A and Class B common stock:
Basic	$0.89	$0.74	$1.80	$0.93
Diluted	$0.84	$0.70	$1.69	$0.89
Weighted-average shares outstanding
Basic	102,837,443	102,571,600	102,758,427	102,513,642
Diluted	110,839,180	110,737,844	110,710,174	110,645,314

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2015	—	$—	102,582,669	$1,010	—	$—	$2,227,376	$791,526	$3,019,912
Issuance of common stock upon vesting of restricted stock units	—	—	450,743	—	—	—	47	—	47
Stock-based compensation expense	—	—	—	—	—	—	7,740	—	7,740
Cash dividends (declared $0.15 per share)	—	—	—	—	—	—	—	(10,285)	(10,285)
Tax withholding related to vesting of restricted stock units	—	—	(190,951)	—	—	—	(6,546)	—	(6,546)
Net income	—	—	—	—	—	—	—	184,661	184,661
Balance at June 30, 2016	—	$—	102,842,461	$1,010	—	$—	$2,228,617	$965,902	$3,195,529

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Operating Activities
Net income	$184,661	$95,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	220,711	189,414
Settlement	—	36,000
Stock-based compensation	7,740	7,724
Deferred taxes	101,601	52,696
Amortization of debt discounts and issuance costs	14,549	15,363
Gain on aircraft sales, trading and other activity	(37,713)	(23,987)
Changes in operating assets and liabilities:
Other assets	2,367	21,124
Accrued interest and other payables	7,298	2,331
Rentals received in advance	3,556	5,938
Net cash provided by operating activities	504,770	402,053
Investing Activities
Acquisition of flight equipment under operating lease	(1,138,130)	(1,336,979)
Payments for deposits on flight equipment purchases	(437,721)	(362,578)
Proceeds from aircraft sales, trading and other activity	507,202	668,989
Acquisition of furnishings, equipment and other assets	(117,132)	(129,472)
Net cash used in investing activities	(1,185,781)	(1,160,040)
Financing Activities
Issuance of common stock upon exercise of options	—	40
Cash dividends paid	(10,271)	(8,198)
Tax withholdings on stock-based compensation	(5,890)	(5,302)
Net change in unsecured revolving facilities	938,000	126,000
Proceeds from debt financings	690,754	712,134
Payments in reduction of debt financings	(962,403)	(260,812)
Net change in restricted cash	(7,862)	(1,064)
Debt issuance costs	(3,157)	(3,223)
Security deposits and maintenance reserve receipts	93,261	90,936
Security deposits and maintenance reserve disbursements	(35,362)	(12,354)
Net cash provided by financing activities	697,070	638,157
Net increase/(decrease) in cash	16,059	(119,830)
Cash and cash equivalents at beginning of period	156,675	282,819
Cash and cash equivalents at end of period	$172,734	$162,989
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $19,521 and $20,702 at June 30, 2016 and 2015, respectively	$151,165	$121,767
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$525,991	$664,128
Cash dividends declared, not yet paid	$5,142	$4,103

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Company Background and Overview

Air Lease Corporation, together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).  As of June 30, 2016, we owned a fleet of 245 aircraft and had 377 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

Note 2.Basis of Preparation and Critical Accounting Policies

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2016, and for all periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Initial Direct Costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to the Company's lessees. Amounts paid by us to lessees and/or other parties in connection with originating lease transactions are capitalized as lease incentives and are amortized over the lease term.  Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such reserves. The amortization of lease incentives is recorded as a reduction of lease revenue in the Consolidated Statement of Income.

Note 3.Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 ("ASU 2016-02"), “Leases (Topic 842)”.  The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach. Early adoption is permitted. We do not believe that the adoption of the standard will have a material impact on our consolidated financial statements.

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

Note 4.Debt Financing

The Company’s consolidated debt as of June 30, 2016 and December 31, 2015 are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Unsecured
Senior notes	$5,656,343	$5,677,769
Revolving credit facility	1,658,000	720,000
Term financings	215,492	292,788
Convertible senior notes	200,000	200,000
Total unsecured debt financing	7,729,835	6,890,557
Secured
Term financings	689,601	477,231
Warehouse facility	—	372,423
Export credit financing	54,902	58,229
Total secured debt financing	744,503	907,883

Total debt financing	8,474,338	7,798,440
Less: Debt discounts and issuance costs	(83,872)	(86,019)
Debt financing, net of discounts and issuance costs	$8,390,466	$7,712,421

The Company’s secured obligations as of June 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

	June 30, 2016	December 31, 2015
Nonrecourse	$270,960	$372,423
Recourse	473,543	535,460
Total secured debt financing	$744,503	$907,883
Number of aircraft pledged as collateral	27	31
Net book value of aircraft pledged as collateral	$1,387,738	$1,591,350

Senior unsecured notes

As of June 30, 2016, the Company had $5.7 billion in senior unsecured notes outstanding.  As of December 31, 2015, the Company had $5.7 billion in senior unsecured notes outstanding.

On April 11, 2016, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.375%.

Unsecured revolving credit facility

On May 27, 2016, the Company amended and extended its four-year unsecured revolving credit facility whereby the Company extended the maturity date from May 5, 2019 to May 5, 2020 and increased the total revolving commitments to approximately $3.1 billion from approximately $2.8 billion.  The unsecured revolving credit facility remains priced at LIBOR plus 1.25% with a 0.25% facility fee, each subject to adjustment based on changes in the Company’s credit ratings. Lenders hold revolving commitments totaling approximately $2.8 billion that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $65.0 million that mature on May 5, 2018.

The total amount outstanding under our unsecured revolving credit facility was $1.7 billion and $720.0 million as of June 30, 2016 and December 31, 2015, respectively.

Unsecured term financings

In March 2016, the Company entered into a $100.0 million one-year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of June 30, 2016 and December 31, 2015 was $215.5 million and $292.8 million, respectively.

Secured term financing

In June 2016, the availability period for our ability to draw from our warehouse facility expired.  The outstanding drawn balance at the end of the availability period was converted to an amortizing, four-year term loan with an interest rate of LIBOR plus 2.00%.  As of June 30, 2016, the Company's outstanding balance was $271.0 million and 12 aircraft with a net book value of $456.2 million were pledged as collateral. As of December 31, 2015, the Company had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

As of June 30, 2016, the outstanding balance on our secured term facilities was $689.6 million and we had pledged 25 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of June 30, 2016 was comprised of $45.8 million fixed rate debt and $643.8 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively. As of June 30, 2016, the remaining maturities of all secured term facilities ranged from approximately 0.6 years to approximately 7.1 years.

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

Maturities

Maturities of debt outstanding as of June 30, 2016 are as follows (in thousands):

Years ending December 31,
2016	$135,130
2017	1,411,971
2018	1,479,697
2019	1,132,364
2020	2,022,247
Thereafter	2,292,929
Total	$8,474,338

Note 5.Commitments and Contingencies

As of June 30, 2016 and through August 4, 2016, the Company had commitments to acquire a total of 377 new aircraft scheduled to deliver through 2023 as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/A321-200	3	1	—	—	—	—	4
Airbus A320/321neo(1)	1	14	17	27	26	55	140
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900/1000	—	2	4	2	8	8	24
Boeing 737-800	3	9	—	—	—	—	12
Boeing 737-8/9 MAX	—	2	11	19	30	56	118
Boeing 777-300ER	3	2	—	—	—	—	5
Boeing 787-9/10	2	3	7	7	6	20	45
ATR 72-600(2)	4	—	—	—	—	—	4
Total	16	33	44	60	75	149	377

(1)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.
(2)	We have committed to sell all of our ATR aircraft on order.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $29.2 billion at June 30, 2016 and through August 4, 2016 are as follows (in thousands):

Years ending December 31,
2016	$1,302,047
2017	2,646,313
2018	3,794,325
2019	4,599,513
2020	5,892,274
Thereafter	10,993,085
Total(1)	$29,227,557

(1)

Based on recent aircraft deliveries from our order book, we have determined that our assumptions regarding forward purchase price escalations have been higher than our actual experience. Accordingly, we have revised our forward escalation and aircraft specification assumptions to reflect current experience and a forecasted extended lower inflationary environment. The impact of this change was a decrease of $0.7 billion in our forward purchase commitments. We will continue to monitor and adjust, as necessary, our forecasted assumptions.

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.1 billion as of June 30, 2016 and December 31, 2015, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of June 30, 2016, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of June 30, 2016, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and six months ended June 30, 2016 and 2015, the Company did not have any potentially anti-dilutive securities which would require exclusion from the computation of dilutive earnings per share.  The Company excluded 1,006,647 and 982,769 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2016 and 2015, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income per share:
Numerator
Net income	$91,803	$76,118	$184,661	$95,450
Denominator
Weighted-average common shares outstanding	102,837,443	102,571,600	102,758,427	102,513,642
Basic net income per share	$0.89	$0.74	$1.80	$0.93
Diluted net income per share:
Numerator
Net income	$91,803	$76,118	$184,661	$95,450
Assumed conversion of convertible senior notes	1,455	1,446	2,909	2,877
Net income plus assumed conversions	$93,258	$77,564	$187,570	$98,327
Denominator
Number of shares used in basic computation	102,837,443	102,571,600	102,758,427	102,513,642
Weighted-average effect of dilutive securities	8,001,737	8,166,244	7,951,747	8,131,672
Number of shares used in per share computation	110,839,180	110,737,844	110,710,174	110,645,314
Diluted net income per share	$0.84	$0.70	$1.69	$0.89

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2016 or December 31, 2015.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2016 was $8.7 billion compared to a book value of $8.5 billion. The estimated fair value of debt financing as of December 31, 2015 was $7.9 billion compared to a book value of $7.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at June 30, 2016, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2016 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2016, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,051,932, which includes 1,051,932 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.5 million and $4.6 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2016 and 2015, respectively.  The Company recorded $7.7 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2016 and 2015.

Stock Options

A summary of stock option activity for the six month period ended June 30, 2016 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2015	3,309,158	$20.40	4.50	$43,287
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Balance at June 30, 2016	3,309,158	$20.40	4.00	$21,419
Vested and exercisable as of June 30, 2016	3,309,158	$20.40	4.00	$21,419

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of June 30, 2016.  As a result, there was no stock-based compensation expense related to Stock Options for the three and six months ended June 30, 2016 and 2015.

The following table summarizes additional information regarding exercisable and vested stock options at June 30, 2016:

	Stock options exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	3,159,158	3.96
$28.80	150,000	4.82
$20.00 - $28.80	3,309,158	4.00

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

During the six months ended June 30, 2016, the Company granted 594,273 RSUs of which 264,723 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2016:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2015	993,092	$41.62
Granted	594,273	$29.61
Vested	(455,242)	$35.80
Forfeited/canceled	(19,649)	$38.39
Unvested at June 30, 2016	1,112,474	$37.64
Expected to vest after June 30, 2016(1)	1,098,741	$37.64

(1) RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $4.5 million and $4.6 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2016 and 2015, respectively. The Company recorded $7.7 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2016 and 2015.

As of June 30, 2016, there was $22.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.9 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware limited liability company—Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting. The Company recognized $0.8 million and $2.1 million of gains on the sale of aircraft to Blackbird during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the amounts due from Blackbird to the Company were $1.0 million and $0.7 million, respectively. The Company's investment in Blackbird was $24.2 million and $18.6 million as of June 30, 2016 and December 31, 2015, respectively and is recorded in other assets on the Consolidated Balance Sheet.

Note 10. Flight Equipment Held for Sale

In May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to Nordic Aviation Capital A/S ("NAC"). During the quarter ended June 30, 2016, we completed sales of two E175 aircraft and two E190 aircraft. We expect to complete the sales of the remaining 21 Embraer aircraft over the next three quarters.

In December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft, comprised of 20 delivered aircraft and five undelivered aircraft. During the quarter ended June 30, 2016, we completed sales of five ATR aircraft. As of June 30, 2016, we have completed the sale of 18 ATR aircraft to NAC. We expect to complete the sale of our existing ATR fleet during the third quarter of 2016 and to sell the remaining four ATR aircraft from our order book over the next quarter at delivery.

The remaining three delivered ATR aircraft and 21 Embraer aircraft, with a carrying value of $577.8 million, were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet as of June 30, 2016. We cease recognition of depreciation expense once an aircraft is classified as held for sale.

As of December 31, 2015, we had 19 aircraft, with a carrying value of $305.9 million, held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.

Note 11. Litigation

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release ("the Settlement Agreement") with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation.  In the first quarter of 2015, the Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income related to this settlement. In June 2016, we received $2.0 million in insurance recoveries related to this matter, a total of $5.25 million in 2016, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Note 12.  Subsequent Events

On August 2, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 3.00% Senior Unsecured Notes, Series A, due 2020 in a private placement that was not registered with the Securities and Exchange Commission. The Company also entered into an uncommitted shelf facility by which the Company may request that certain parties purchase, until August 2, 2020, up to $200.0 million of additional senior unsecured notes of the Company.  The interest rate of such notes will be determined at the time of purchase.  The parties to the facility are under no obligation to purchase such notes.

On August 3, 2016, our board of directors approved a quarterly cash dividend of $0.05 per share on our outstanding common stock. The dividend will be paid on October 6, 2016 to holders of record of our common stock as of September 12, 2016.

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

During the quarter ended June 30, 2016, we purchased and took delivery of 13 aircraft from our new order pipeline, purchased three incremental aircraft and sold 10 aircraft, ending the quarter with a total of 245 aircraft, with a net book value of $11.7 billion. The weighted average lease term remaining on our operating lease portfolio was 7.0 years and the weighted average age of our fleet was 3.7 years as of June 30, 2016. Our fleet grew by 8.2% based on net book value of $11.7 billion as of June 30, 2016 compared to $10.8 billion as of December 31, 2015. In addition, we have a managed fleet of 33 aircraft as of June 30, 2016 and 29 aircraft as of December 31, 2015.  We have a globally diversified customer base comprised of 91 airlines in 53 countries.  All of the aircraft in our fleet were leased as of June 30, 2016.

During the first six months of 2016, we entered into supplemental agreements and amendments to existing agreements with Airbus and Boeing to purchase nine additional aircraft.  From Airbus, we agreed to purchase one A350-900 aircraft and one A321-200.  From Boeing, we agreed to purchase six additional 737-8MAX aircraft and one 787-9 aircraft.  Deliveries of the aircraft are scheduled to commence in 2017 and continue through 2021.  As of June 30, 2016, we had, in the aggregate, 377 aircraft on order with Boeing, Airbus and ATR for delivery through 2023, with an estimate aggregate purchase price of $29.2 billion, making us one of the world's largest customers for new commercial jet aircraft.

In May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to Nordic Aviation Capital ("NAC").  As of June 30, 2016, four aircraft had been transferred to NAC and the remaining 21 aircraft were held for sale.  We expect the sale of the 21 aircraft held for sale to be completed by the first quarter of 2017.

In April 2016, we issued $600.0 million in senior unsecured notes which mature in 2021 and bear interest at a rate of 3.375%.  In May 2016, we amended and extended our four-year unsecured revolving credit facility whereby we extended the maturity date from May 5, 2019 to May 5, 2020 and increased the total revolving commitments to approximately $3.1 billion from approximately $2.8 billion.  The unsecured revolving credit facility remains priced at LIBOR plus 1.25% with a 0.25% facility fee, each subject to adjustment based on our credit rating. We ended the second quarter of 2016 with total debt outstanding, net of discounts and issuance costs, of $8.4 billion, of which 71.7% was at a fixed rate and 91.2% of which was unsecured, with a composite cost of funds of 3.33%.

Our total revenues for the quarter ended June 30, 2016 increased by 14.9% to $350.1 million, compared to the quarter ended June 30, 2015.  This is comprised of rental revenues on our operating lease portfolio of $327.3 million and aircraft sales, trading and other revenue of  $22.8 million. During the quarter ended June 30, 2016, we recorded gains of $16.7 million from the sale of 10 aircraft from our operating lease portfolio, compared to gains of $7.5 million from the sale of two aircraft from our operating lease portfolio for the quarter ended June 30, 2015.

Our net income for the quarter ended June 30, 2016 was $91.8 million compared to $76.1 million for the quarter ended June 30, 2015, an increase of $15.7 million or 20.6%.  Our diluted earnings per share for the quarter ended June 30, 2016 was $0.84 compared to $0.70 for the quarter ended June 30, 2015.  Our pre-tax profit margin for the three months ended June 30, 2016 was 40.6% compared to 38.8% for the three months ended June 30, 2015.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items, our adjusted net income before income taxes was $152.2 million for the three months ended June 30, 2016 compared to $130.4 million for the three months ended June 30, 2015, an increase of $21.7 million or 16.7%.  Our adjusted margin for the three months ended June 30, 2016 was 43.7% compared to 42.8% for the three months ended June 30, 2015.  Adjusted diluted earnings per share before income taxes increased to $1.39 for the three months ended June 30, 2016, compared to $1.19 for the three months ended June 30, 2015.  Adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP.  See Note 1 under the "Results of Operations" table for a discussion of adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Effective July 1, 2016, Steven F. Udvar-Házy transitioned from his role as Chief Executive Officer to Executive Chairman of our Board of Directors, a full time officer position, and John L. Plueger was appointed as our Chief Executive Officer and President.  Messrs. Udvar-Házy and Plueger continue as members of our Board of Directors.

Our fleet

Portfolio metrics of our aircraft portfolio as of June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Owned fleet	245	240
Managed fleet	33	29
Order book	377	389

Weighted average fleet age(1)	3.7 years	3.6 years
Weighted average remaining lease term(1)	7.0 years	7.2 years
Aggregate fleet net book value	$11,697,924	$10,813,475

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$3,449,113	29.5%	$3,238,323	30.0%
Asia (excluding China)	2,660,702	22.7%	2,313,477	21.4%
China	2,638,016	22.6%	2,444,370	22.6%
The Middle East and Africa	1,003,015	8.6%	1,023,715	9.5%
Central America, South America and Mexico	906,120	7.7%	923,352	8.5%
U.S. and Canada	577,894	4.9%	446,839	4.1%
Pacific, Australia, New Zealand	463,064	4.0%	423,399	3.9%
Total	$11,697,924	100.0%	$10,813,475	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	3	1.2%	3	1.3%
Airbus A320-200	43	17.6%	39	16.3%
Airbus A321-200	29	11.8%	26	10.9%
Airbus A330-200	17	6.9%	16	6.7%
Airbus A330-300	5	2.0%	5	2.1%
Boeing 737-700	8	3.3%	8	3.3%
Boeing 737-800	93	38.0%	79	32.9%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	19	7.8%	17	7.1%
Boeing 787-9	1	0.4%	—	0.0%
Embraer E175	3	1.2%	5	2.1%
Embraer E190	19	7.8%	21	8.7%
ATR 42/72-600	3	1.2%	19	7.8%
Total	245	100.0%	240	100.0%

As of June 30, 2016 and through August 4, 2016, we had commitments to acquire a total of 377 new aircraft for delivery as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/A321-200	3	1	—	—	—	—	4
Airbus A320/321neo(1)	1	14	17	27	26	55	140
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900/1000	—	2	4	2	8	8	24
Boeing 737-800	3	9	—	—	—	—	12
Boeing 737-8/9 MAX	—	2	11	19	30	56	118
Boeing 777-300ER	3	2	—	—	—	—	5
Boeing 787-9/10	2	3	7	7	6	20	45
ATR 72-600(2)	4	—	—	—	—	—	4
Total	16	33	44	60	75	149	377

(1)	Our Airbus A320/321neo aircraft orders include 30 long-range variants.
(2)	We have committed to sell all of our ATR aircraft on order.

Our lease placements are progressing in line with expectations. As of June 30, 2016 and through August 4, 2016, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2016(1)	16	14	87.5%
2017	33	33	100.0%
2018	44	38	86.4%
2019	60	38	63.3%
2020	75	15	20.0%
Thereafter	149	4	2.7%
Total	377	142

(1) Two unplaced ATR turboprop aircraft are expected to transfer to NAC upon delivery to us.

As of June 30, 2016, we had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last three years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 6.0% in the first five months of 2016 compared to the first five months of 2015. In 2015 and 2014, global passenger traffic demand grew 6.5% and 5.9% respectively, which was in line with the annual growth rate over the past 30 years. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. Nevertheless, across a variety of global economic conditions, the leasing industry has remained resilient over time. We remain optimistic about the long-term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for us in helping airlines modernize their fleets to support the growth of the airline industry. However, with the growth in aircraft leasing worldwide, we are witnessing an increase in competition among aircraft lessors.

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured ourselves to have an investment-grade credit profile and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. In addition, we may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

We ended the second quarter of 2016 with total debt outstanding, net of discounts and issuance costs, of $8.4 billion compared to $7.7 billion as of December 31, 2015. Our unsecured debt increased to $7.7 billion as of June 30, 2016 from $6.9 billion as of December 31, 2015. Our unsecured debt as a percentage of total debt increased to 91.2% as of June 30, 2016 from 88.4% as of December 31, 2015.

We increased our cash flows from operations by 25.5% or $102.7 million, to $504.8 million for the six months ended June 30, 2016 as compared to $402.1 million for the six months ended June 30, 2015.  Our cash flows from operations increased primarily because of our increased net income. Our cash flow used in investing activities was $1.2 billion for the six months ended June 30, 2016, which resulted primarily from the purchase of aircraft partially offset by proceeds on the sale of aircraft. Our cash flow provided by financing activities was $697.1 million for the six months ended June 30, 2016, which resulted primarily from the net borrowings under our unsecured revolving facility and the proceeds from the issuance of $600.0 million in unsecured notes in April 2016.

We ended the second quarter of 2016 with available liquidity of $1.6 billion which is comprised of unrestricted cash of $172.7 million and undrawn balances under our unsecured revolving credit facility of $1.5 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Debt

Our debt financing was comprised of the following at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Unsecured
Senior notes	$5,656,343	$5,677,769
Revolving credit facility	1,658,000	720,000
Term financings	215,492	292,788
Convertible senior notes	200,000	200,000
Total unsecured debt financing	7,729,835	6,890,557
Secured
Term financings	689,601	477,231
Warehouse facility	—	372,423
Export credit financing	54,902	58,229
Total secured debt financing	744,503	907,883

Total debt financing	8,474,338	7,798,440
Less: Debt discounts and issuance costs	(83,872)	(86,019)
Debt financing, net of discounts and issuance costs	$8,390,466	$7,712,421
Selected interest rates and ratios:
Composite interest rate(1)	3.33%	3.59%
Composite interest rate on fixed-rate debt(1)	3.92%	4.04%
Percentage of total debt at fixed-rate	71.66%	78.70%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

As of June 30, 2016, we had $5.7 billion in senior unsecured notes outstanding.  As of December 31, 2015, we had $5.7 billion in senior unsecured notes outstanding.

On April 11, 2016, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.375%.

Unsecured revolving credit facility

On May 27, 2016, we amended and extended our four-year unsecured revolving credit facility whereby we extended the maturity date from May 5, 2019 to May 5, 2020 and increased the total revolving commitments to approximately $3.1 billion from approximately $2.8 billion. The unsecured revolving credit facility remains priced at LIBOR plus 1.25% with a 0.25% facility fee, each subject to adjustments based on our credit ratings. Lenders hold revolving commitments totaling approximately $2.8 billion that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $65.0 million that mature on May 5, 2018.

The total amount outstanding under our unsecured revolving credit facility was $1.7 billion and $720.0 million as of June 30, 2016 and December 31, 2015, respectively.

Unsecured term financings

In March 2016, we entered into a $100.0 million one-year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of June 30, 2016 and December 31, 2015 was $215.5 million and $292.8 million, respectively.

Secured term financing

In June 2016, the availability period for our ability to draw from our warehouse facility expired.  The outstanding drawn balance at the end of the availability period was converted to an amortizing, four-year term loan with an interest rate of LIBOR plus 2.00%.  As of June 30, 2016, the Company's outstanding balance was $271.0 million and 12 aircraft with a net book value of $456.2 million were pledged as collateral. As of December 31, 2015, the Company had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

As of June 30, 2016, the outstanding balance on our secured term facilities was $689.6 million and we had pledged 25 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of June 30, 2016 was comprised of $45.8 million fixed rate debt and $643.8 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively. As of June 30, 2016, the remaining maturities of all secured term facilities ranged from approximately 0.6 years to approximately 7.1 years.

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

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2016 and 2015 (in thousands, except percentages and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Revenues
Rental of flight equipment	$327,313	$286,761	$644,511	$556,017
Aircraft sales, trading and other	22,826	17,941	48,956	27,000
Total revenues	350,139	304,702	693,467	583,017
Expenses
Interest	63,190	58,148	124,150	113,551
Amortization of debt discounts and issuance costs	7,388	7,681	14,549	15,363
Interest expense	70,578	65,829	138,699	128,914
Depreciation of flight equipment	112,136	98,402	220,711	189,414
Settlement	—	—	—	72,000
Selling, general and administrative	20,653	17,729	40,055	36,827
Stock-based compensation	4,501	4,578	7,740	7,724
Total expenses	207,868	186,538	407,205	434,879
Income before taxes	142,271	118,164	286,262	148,138
Income tax expense	(50,468)	(42,046)	(101,601)	(52,688)
Net income	$91,803	$76,118	$184,661	$95,450

Net income per share of Class A and B common stock
Basic	$0.89	$0.74	$1.80	$0.93
Diluted	$0.84	$0.70	$1.69	$0.89

Other financial data
Pre-tax profit margin	40.6%	38.8%	41.3%	25.4%
Adjusted net income before income taxes(1)	$152,160	$130,423	$303,301	$243,225
Adjusted margin(1)	43.7%	42.8%	44.1%	41.7%
Adjusted diluted earnings per share before income taxes(1)	$1.39	$1.19	$2.77	$2.22

(1)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted margin (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes do not reflect our cash expenditures or changes in or cash requirements for our working capital needs.  In addition, our calculation of adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes may differ from the adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$91,803	$76,118	$184,661	$95,450
Amortization of debt discounts and issuance costs	7,388	7,681	14,549	15,363
Stock-based compensation	4,501	4,578	7,740	7,724
Settlement	—	—	—	72,000
Insurance recovery on settlement	(2,000)	—	(5,250)	—
Provision for income taxes	50,468	42,046	101,601	52,688
Adjusted net income before income taxes	$152,160	$130,423	$303,301	$243,225
Adjusted margin(1)	43.7%	42.8%	44.1%	41.7%

(1)	Adjusted margin is adjusted net income before income taxes divided by total revenues, excluding insurance recoveries.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$91,803	$76,118	$184,661	$95,450
Amortization of debt discounts and issuance costs	7,388	7,681	14,549	15,363
Stock-based compensation	4,501	4,578	7,740	7,724
Settlement	—	—	—	72,000
Insurance recovery on settlement	(2,000)	—	(5,250)	—
Provision for income taxes	50,468	42,046	101,601	52,688
Adjusted net income before income taxes	$152,160	$130,423	$303,301	$243,225
Assumed conversion of convertible senior notes	1,455	1,446	2,909	2,877
Adjusted net income before income taxes plus assumed conversions	$153,615	$131,869	$306,210	$246,102
Weighted-average diluted shares outstanding	110,839,180	110,737,844	110,710,174	110,645,314
Adjusted diluted earnings per share before income taxes	$1.39	$1.19	$2.77	$2.22

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

Rental revenue

As of June 30, 2016, we owned 245 aircraft at a net book value of $11.7 billion and recorded $327.3 million in rental revenue for the quarter then ended, which included overhaul revenue of $1.9 million. In the prior year, as of June 30, 2015, we owned 223 aircraft at a net book value of $10.1 billion and recorded $286.8 million in rental revenue for the quarter ended June 30, 2015, which included overhaul revenue of $3.2 million.  The increase in rental revenue was primarily attributable to the leasing of additional aircraft. Due to the timing of aircraft deliveries, the full impact on rental revenue will be reflected in subsequent periods.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $22.8 million for the three months ended June 30, 2016 compared to $17.9 million for the three months ended June 30, 2015.  During the quarter ended June 30, 2016, we recorded $16.7 million in gains from the sale of 10 aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $2.0 million during the quarter ended June 30, 2016 in connection with the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2015, we recorded $16.5 million in gains from the sale of 14 aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $70.6 million for the three months ended June 30, 2016 compared to $65.8 million for the three months ended June 30, 2015. The change was primarily due to an increase in our average outstanding debt balances partially offset by a decrease in our composite rate. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $112.1 million in depreciation expense of flight equipment for the three months ended June 30, 2016 compared to $98.4 million for the three months ended June 30, 2015. The increase in depreciation expense for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired and sold during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $20.7 million for the three months ended June 30, 2016 compared to $17.7 million for the three months ended June 30, 2015. Selling, general and administrative expense as a percentage of total revenue increased to 5.9% for the three months ended June 30, 2016 compared to 5.8% for the three months ended June 30, 2015.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of revenue.

Taxes

The effective tax rate was 35.5% and 35.6% for the three months ended June 30, 2016 and 2015, respectively.

Net income

For the three months ended June 30, 2016, we reported consolidated net income of $91.8 million, or $0.84 per diluted share, compared to a consolidated net income of $76.1 million, or $0.70 per diluted share, for the three months ended June 30, 2015.  The increase in net income for the second quarter of 2016 compared to the second quarter of 2015, was primarily attributable to the lease of additional aircraft.

Adjusted net income before income taxes

For the three months ended June 30, 2016, we recorded adjusted net income before income taxes of $152.2 million, or $1.39 per adjusted diluted share before income taxes, compared to an adjusted net income before income taxes of $130.4 million, or $1.19 per adjusted diluted share before income taxes, for the three months ended June 30, 2015. The increase in adjusted net income before income taxes for the second quarter of 2016 compared to the second quarter of 2015, was primarily attributable to the lease of additional aircraft.

Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP.  See Note 1 under the "Results of Operations" table above for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Six months ended June 30, 2016, compared to the six months ended June 30, 2015

Rental revenue

As of June 30, 2016, we owned 245 aircraft at a net book value of $11.7 billion and recorded $644.5 million in rental revenue for the six months ended, which included overhaul revenue of $3.5 million. In the prior year, as of June 30, 2015, we owned 223 aircraft at a net book value of $10.1 billion and recorded $556.0 million in rental revenue for the six months ended June 30, 2015, which included overhaul revenue of $10.0 million.  The increase in rental revenue was primarily attributable to the leasing of additional aircraft. Due to the timing of aircraft deliveries, the full impact on rental revenue will be reflected in subsequent periods.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $49.0 million for the six months ended June 30, 2016 compared to $27.0 million for the six months ended June 30, 2015.  During the six months ended June 30, 2016, we recorded $37.7 million in gains from the sale of 22 aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $5.25 million during the six months ended June 30, 2016 in connection with the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2015, we recorded $24.0 million in gains from the sale of 16 aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $138.7 million for the six months ended June 30, 2016 compared to $128.9 million for the six months ended June 30, 2015. The change was primarily due to an increase in our average outstanding debt balances partially offset by a decrease in our composite rate. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $220.7 million in depreciation expense of flight equipment for the six months ended June 30, 2016 compared to $189.4 million for the six months ended June 30, 2015. The increase in depreciation expense for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is attributable to the acquisition of additional aircraft. The full impact on depreciation expense for aircraft acquired and sold during the period will be reflected in subsequent periods.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $40.1 million for the six months ended June 30, 2016 compared to $36.8 million for the six months ended June 30, 2015. Selling, general and administrative expense as a percentage of total revenue decreased to 5.9% for the six months ended June 30, 2016 compared to 6.3% for the six months ended June 30, 2015. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Settlement expense

During the six months ended June 30, 2015, we recorded settlement expense of $72.0 million resulting from the Settlement Agreement entered into by and between us, certain of our executive officers and employees, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 11: Litigation in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Taxes

The effective tax rate was 35.5% and 35.6% for the six months ended June 30, 2016 and 2015, respectively.

Net income

For the six months ended June 30, 2016, we reported consolidated net income of $184.7 million, or $1.69 per diluted share, compared to a consolidated net income of $95.5 million, or $0.89 per diluted share, for the six months ended June 30, 2015. Net income and diluted earnings per share for the six months ended June 30, 2015 were negatively impacted by the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted net income before income taxes

For the six months ended June 30, 2016, we recorded adjusted net income before income taxes of $303.3 million, or $2.77 per adjusted diluted share before income taxes, compared to an adjusted net income before income taxes of $243.2 million, or $2.22 per adjusted diluted share before income taxes, for the six months ended June 30, 2015. The increase in adjusted net income before income taxes for the second quarter of 2016 compared to the second quarter of 2015, was primarily attributable to the lease of additional aircraft.

Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP.  See Note 1 under the "Results of Operations" table above for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Contractual Obligations

Our contractual obligations as of June 30, 2016, are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations	$135,130	$1,411,971	$1,479,697	$1,132,364	$2,022,247	$2,292,929	$8,474,338
Interest payments on debt outstanding(1)	148,149	250,572	206,723	158,777	107,939	145,001	1,017,161
Purchase commitments	1,302,047	2,646,313	3,794,325	4,599,513	5,892,274	10,993,085	29,227,557
Operating leases	1,289	2,619	2,926	3,232	3,111	9,750	22,927
Total	$1,586,615	$4,311,475	$5,483,671	$5,893,886	$8,025,571	$13,440,765	$38,741,983

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2016.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2015. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the six months ended June 30, 2016.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a portion of our aircraft acquisitions from time to time. We had $2.4 billion and $1.7 billion in floating-rate debt outstanding on each of June 30, 2016 and December 31, 2015, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. As we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt will increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $24.0 million and $16.6 million as of June 30, 2016 and December 31, 2015, respectively, on an annualized basis, which would put downward pressure on our operating margins. Further, as of June 30, 2016, 71.7% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of June 30, 2016 and December 31, 2015, 1.1% and 0.8%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, changes in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ending December 31, 2015.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have an adverse effect on our business and results of operations.

Following a referendum in June 2016 in which voters in the United Kingdom, or U.K., approved an exit from the European Union, or E.U., it is expected that the U.K. government will initiate a process, often referred to as Brexit, to leave the E.U. and will begin negotiating the terms of the U.K.’s future relationship with the E.U. The effects of Brexit will likely depend on the agreements that the U.K. is able to make to retain access to E.U. markets, either during a transitional period or more permanently.  We lease aircraft to airlines in the E.U., including the U.K.  We and the aviation industry face uncertainty regarding the impact of Brexit. Adverse consequences, such as instability in financial markets, deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation of the aviation industry or bilateral agreements governing air travel, could negatively affect our financial condition, cash flow and results of operations. These impacts may include increased costs of financing; downward pressure on demand for our aircraft and reduced market lease rates and lease margins; and a higher incidence, in the U.K. in particular and the E.U. generally, of lessee defaults or other events resulting in our lessees’ failing to perform under our lease agreements.  Any of the above effects of Brexit, and others that we may not be able to anticipate, could negatively impact our financial condition, cash flow and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.1

Restated Certificate of Incorporation of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on January 14, 2011 (File No. 333-171734)).

3.2	Third Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2016 (File No. 001-35121)).

10.1†	Form of Grant Notice (Time-Vesting) and Form of Restricted Stock Units Award Agreement (Time-Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, promotional Restricted Stock Units.

10.2	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.

10.3	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.

10.4	Description of Future Compensation Arrangement between Air Lease Corporation and Steven F. Udvar-Házy, Executive Chairman of the Board of Directors.

10.5

Second Amendment, dated as of May 27, 2016, to the Second Amendment and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016 (File No. 001-35121)).

10.6

Extension Agreement, dated May 27, 2016, among Air Lease Corporation, the several banks and other financial institutions or entities from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Extension Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2016 (File No. 001-35121)).

10.7††	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.

10.8††	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.

10.9††	Amendment No. 6 to A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.10††	Amendment No. 7 to A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.11††	Amendment No. 8 to A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.12††	Amendment No. 9 to A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.13††	Amendment No. 10 to A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.14††	Amendment No. 11 to A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.15††	Amendment No. 4 to A350 Family Purchase Agreement, dated April 14, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.16††	Amendment No. 5 to A350 Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.17††	Amendment No. 1 to A330-900 NEO Purchase Agreement, dated May 31, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.18††	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company

10.19††	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company

10.20††	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company

10.21††	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company

10.22††	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†           Management contract or compensatory plan or arrangement.

††        The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

August 4, 2016	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 4, 2016	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1

Restated Certificate of Incorporation of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on January 14, 2011 (File No. 333-171734)).

3.2	Third Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2016 (File No. 001-35121)).

10.1†	Form of Grant Notice (Time-Vesting) and Form of Restricted Stock Units Award Agreement (Time-Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, promotional Restricted Stock Units.

10.2	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.

10.3	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.

10.4	Description of Future Compensation Arrangement between Air Lease Corporation and Steven F. Udvar-Házy, Executive Chairman of the Board of Directors.

10.5

Second Amendment, dated as of May 27, 2016, to the Second Amendment and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016 (File No. 001-35121)).

10.6

Extension Agreement, dated May 27, 2016, among Air Lease Corporation, the several banks and other financial institutions or entities from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Extension Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2016 (File No. 001-35121)).

10.7††	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.

10.8††	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.

10.9††	Amendment No. 6 to A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.10††	Amendment No. 7 to A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.

10.11††	Amendment No. 8 to A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.12††	Amendment No. 9 to A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.13††	Amendment No. 10 to A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.14††	Amendment No. 11 to A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.15††	Amendment No. 4 to A350 Family Purchase Agreement, dated April 14, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.16††	Amendment No. 5 to A350 Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.17††	Amendment No. 1 to A330-900 NEO Purchase Agreement, dated May 31, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.18††	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company

10.19††	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company

10.20††	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company

10.21††	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company

10.22††	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†           Management contract or compensatory plan or arrangement.

††         The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.