Form 10-Q/A
period 2015-03-31
AIR LEASE CORP
filed 2016-09-02
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Air Lease Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to its Quarterly Report for the quarter ended March 31, 2015 (the “Original 10-Q”), originally filed by the Company with the Securities and Exchange Commission on May 7, 2015, as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1 and 10.4 originally filed with the Original 10-Q.  This Amendment is being filed solely to re-file Exhibits 10.1 and 10.4 to the Original 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

This Amendment is limited in scope to the items identified above.  This Amendment does not reflect events occurring after the filing of the Original 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure in the Original 10-Q, including those that may have been affected by subsequent events.  This Amendment should be read in conjunction with the Original 10-Q and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q.

ITEM 6.  EXHIBITS

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

AIR LEASE CORPORATION

September 2, 2016	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

September 2, 2016	/s/ Gregory B. Willis
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