Form 10-Q
period 2016-09-30
AIR LEASE CORP
filed 2016-11-03
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 2, 2016, there were 102,843,309 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2016

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

•

the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, and under "Part 1 — Item 1A. Risk Factors," in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$226,822	$156,675
Restricted cash	17,062	16,528
Flight equipment subject to operating leases	13,365,123	12,026,798
Less accumulated depreciation	(1,490,007)	(1,213,323)
	11,875,116	10,813,475
Deposits on flight equipment purchases	1,228,726	1,071,035
Other assets	333,181	297,385
Total assets	$13,680,907	$12,355,098
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$235,227	$215,983
Debt financing, net of discounts and issuance costs	8,554,732	7,712,421
Security deposits and maintenance reserves on flight equipment leases	886,229	853,330
Rentals received in advance	101,418	91,485
Deferred tax liability	615,012	461,967
Total liabilities	$10,392,618	$9,335,186
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,843,309 and 102,582,669 shares at September 30, 2016 and December 31, 2015, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,233,242	2,227,376
Retained earnings	1,054,037	791,526
Total shareholders’ equity	$3,288,289	$3,019,912
Total liabilities and shareholders’ equity	$13,680,907	$12,355,098

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Revenues
Rental of flight equipment	$340,864	$304,264	$985,375	$860,281
Aircraft sales, trading and other	14,237	8,862	63,193	35,862
Total revenues	355,101	313,126	1,048,568	896,143
Expenses
Interest	64,720	60,103	188,870	173,654
Amortization of debt discounts and issuance costs	8,081	7,419	22,630	22,782
Interest expense	72,801	67,522	211,500	196,436

Depreciation of flight equipment	113,251	102,046	333,962	291,460
Settlement	—	—	—	72,000
Selling, general and administrative	19,874	19,323	59,929	56,150
Stock-based compensation	4,602	4,648	12,342	12,372
Total expenses	210,528	193,539	617,733	628,418

Income before taxes	144,573	119,587	430,835	267,725
Income tax expense	(51,297)	(42,545)	(152,898)	(95,233)
Net income	$93,276	$77,042	$277,937	$172,492

Net income per share of Class A and Class B common stock:
Basic	$0.91	$0.75	$2.70	$1.68
Diluted	$0.86	$0.71	$2.55	$1.60
Weighted-average shares outstanding
Basic	102,842,996	102,580,955	102,786,822	102,536,326
Diluted	110,788,913	110,623,960	110,737,889	110,635,282

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2015	—	$—	102,582,669	$1,010	—	$—	$2,227,376	$791,526	$3,019,912
Issuance of common stock upon vesting of restricted stock units	—	—	451,591	—	—	—	70	—	70
Stock-based compensation expense	—	—	—	—	—	—	12,342	—	12,342
Cash dividends (declared $0.15 per share)	—	—	—	—	—	—	—	(15,426)	(15,426)
Tax withholding related to vesting of restricted stock units	—	—	(190,951)	—	—	—	(6,546)	—	(6,546)
Net income	—	—	—	—	—	—	—	277,937	277,937
Balance at September 30, 2016	—	$—	102,843,309	$1,010	—	$—	$2,233,242	$1,054,037	$3,288,289

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Operating Activities
Net income	$277,937	$172,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	333,962	291,460
Stock-based compensation	12,342	12,372
Deferred taxes	152,898	95,233
Amortization of debt discounts and issuance costs	22,630	22,782
Gain on aircraft sales, trading and other activity	(47,687)	(29,061)
Changes in operating assets and liabilities:
Other assets	(24,305)	18,384
Accrued interest and other payables	23,769	(5,857)
Rentals received in advance	9,933	8,753
Net cash provided by operating activities	761,479	586,558
Investing Activities
Acquisition of flight equipment under operating lease	(1,436,679)	(1,697,742)
Payments for deposits on flight equipment purchases	(641,737)	(482,798)
Proceeds from aircraft sales, trading and other activity	649,210	691,458
Acquisition of furnishings, equipment and other assets	(165,378)	(189,493)
Net cash used in investing activities	(1,594,584)	(1,678,575)
Financing Activities
Issuance of common stock upon exercise of options	—	40
Cash dividends paid	(15,413)	(12,302)
Tax withholdings on stock-based compensation	(5,890)	(5,302)
Net change in unsecured revolving facilities	298,000	(75,000)
Proceeds from debt financings	1,526,001	1,217,384
Payments in reduction of debt financings	(1,000,559)	(293,736)
Net change in restricted cash	(534)	(3,231)
Debt issuance costs	(4,362)	(4,188)
Security deposits and maintenance reserve receipts	153,151	150,318
Security deposits and maintenance reserve disbursements	(47,142)	(45,063)
Net cash provided by financing activities	903,252	928,920
Net increase/(decrease) in cash	70,147	(163,097)
Cash and cash equivalents at beginning of period	156,675	282,819
Cash and cash equivalents at end of period	$226,822	$119,722
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $30,137 and $30,449 at September 30, 2016 and 2015, respectively	$224,420	$199,745
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$642,417	$766,616
Cash dividends declared, not yet paid	$5,142	$4,103

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Company Background and Overview

Air Lease Corporation, together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).  As of September 30, 2016, we owned a fleet of 244 aircraft and had 372 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2016, and for all periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Initial Direct Costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to the Company's lessees. Amounts paid by us to lessees and/or other parties in connection with originating lease transactions are capitalized as lease incentives and are amortized over the lease term.  Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such reserves. The amortization of lease incentives are recorded as a reduction of lease revenue in the Consolidated Statement of Income.

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

In August 2016, the FASB issued ASU No. 2016-15 ("ASU 2016-15"), "Statement of Cash Flows (Topic 230)".  The amendments in ASU 2016-15 addresses eight classification issues related to the statement of cash flows.  ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017 for public entities and is required to be adopted using a retrospective transition method to each period presented. Early adoption is permitted.  We are currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 4.Debt Financing

The Company’s consolidated debt as of September 30, 2016 and December 31, 2015 are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Unsecured
Senior notes	$6,506,343	$5,677,769
Revolving credit facility	1,018,000	720,000
Term financings	214,734	292,788
Convertible senior notes	200,000	200,000
Total unsecured debt financing	7,939,077	6,890,557
Secured
Term financings	654,166	477,231
Warehouse facility	—	372,423
Export credit financing	53,238	58,229
Total secured debt financing	707,404	907,883

Total debt financing	8,646,481	7,798,440
Less: Debt discounts and issuance costs	(91,749)	(86,019)
Debt financing, net of discounts and issuance costs	$8,554,732	$7,712,421

The Company’s secured obligations as of September 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

	September 30, 2016	December 31, 2015
Nonrecourse	$257,386	$372,423
Recourse	450,018	535,460
Total secured debt financing	$707,404	$907,883
Number of aircraft pledged as collateral	27	31
Net book value of aircraft pledged as collateral	$1,372,615	$1,591,350

Senior unsecured notes

As of September 30, 2016, the Company had $6.5 billion in senior unsecured notes outstanding.  As of December 31, 2015, the Company had $5.7 billion in senior unsecured notes outstanding.

On August 15, 2016, the Company issued $750.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.00%.

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

Unsecured revolving credit facility

On August 8, 2016, we executed a commitment increase to our unsecured revolving facility. This increased the aggregate facility capacity by $35.0 million to $3.2 billion.

On May 27, 2016, the Company amended and extended its four-year unsecured revolving credit facility whereby the Company extended the maturity date from May 5, 2019 to May 5, 2020 and increased the total revolving commitments to approximately $3.1 billion from approximately $2.8 billion.  At that time, the unsecured revolving credit facility was priced at LIBOR plus 1.25% with a 0.25% facility fee, each subject to adjustment based on changes in the Company’s credit ratings. Lenders hold revolving commitments totaling approximately $2.8 billion that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $65.0 million that mature on May 5, 2018.

Effective October 17, 2016, the pricing of our unsecured revolving credit facility has been further reduced to LIBOR plus 1.05% with a 0.20% facility fee as a result of the upgraded investment grade corporate credit rating of 'BBB' obtained from S&P.

The total amount outstanding under our unsecured revolving credit facility was $1.0 billion and $720.0 million as of September 30, 2016 and December 31, 2015, respectively.

Unsecured term financings

In March 2016, the Company entered into a $100.0 million one-year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of September 30, 2016 and December 31, 2015 was $214.7 million and $292.8 million, respectively.

Secured term financing

In June 2016, the availability period for our ability to draw from our warehouse facility expired.  The outstanding drawn balance at the end of the availability period was converted to an amortizing, four-year term loan with an interest rate of LIBOR plus 2.00%.  As of September 30, 2016, the Company's outstanding balance was $257.4 million and pledged  12 aircraft with a net book value of $450.6 million were pledged as collateral. As of December 31, 2015, the Company had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

As of September 30, 2016, the outstanding balance on our secured term facilities, including the converted warehouse facility, was $654.2 million and we had pledged 25 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of September 30, 2016 was comprised of $38.8 million fixed rate debt and $615.4 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively. As of September 30, 2016, the remaining maturities of all secured term facilities ranged from approximately 0.3 years to approximately 6.8 years.

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

Maturities

Maturities of debt outstanding as of September 30, 2016 are as follows (in thousands):

Years ending December 31,
2016	$93,573
2017	1,412,525
2018	1,466,778
2019	1,073,411
2020	1,557,266
Thereafter	3,042,928
Total	$8,646,481

Note 5.Commitments and Contingencies

As of September 30, 2016 and through November 3, 2016, the Company had commitments to acquire a total of 372 new aircraft scheduled to deliver through 2023 as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/A321-200	1	1	—	—	—	—	2
Airbus A320/321neo(1)(2)	1	14	17	27	26	55	140
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900/1000	—	2	4	2	8	8	24
Boeing 737-800	2	9	—	—	—	—	11
Boeing 737-8/9 MAX	—	2	11	19	30	56	118
Boeing 777-300ER	2	2	—	—	—	—	4
Boeing 787-9/10	1	4	7	7	6	20	45
ATR 72-600(3)	3	—	—	—	—	—	3
Total	10	34	44	60	75	149	372

(1)	Our Airbus A320/321neo aircraft orders include 40 long-range variants.
(2)	Airbus has advised us to anticipate several month delays on up to eight Pratt & Whitney powered A320/321neo aircraft scheduled for delivery in 2017.
(3)	We have committed to sell all of our ATR aircraft on order.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $28.8 billion at September 30, 2016 and through November 3, 2016 are as follows (in thousands):

Years ending December 31,
2016	$700,749
2017	2,790,354
2018	3,791,575
2019	4,629,955
2020	5,878,157
Thereafter	10,959,387
Total	$28,750,177

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.2 billion and $1.1 billion as of September 30, 2016 and December 31, 2015, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of September 30, 2016, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of September 30, 2016, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three months ended September 30, 2016, the Company excluded 150,000 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive. For the three months ended September 30, 2015 and nine months ended September 30, 2016 and 2015, the Company did not have any potentially anti-dilutive securities which would require exclusion from the computation of dilutive earnings per share.  The Company excluded 994,001 and 947,643 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2016 and 2015, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income per share:
Numerator
Net income	$93,276	$77,042	$277,937	$172,492
Denominator
Weighted-average common shares outstanding	102,842,996	102,580,955	102,786,822	102,536,326
Basic net income per share	$0.91	$0.75	$2.70	$1.68
Diluted net income per share:
Numerator
Net income	$93,276	$77,042	$277,937	$172,492
Assumed conversion of convertible senior notes	1,472	1,463	4,382	4,341
Net income plus assumed conversions	$94,748	$78,505	$282,319	$176,833
Denominator
Number of shares used in basic computation	102,842,996	102,580,955	102,786,822	102,536,326
Weighted-average effect of dilutive securities	7,945,917	8,043,005	7,951,067	8,098,956
Number of shares used in per share computation	110,788,913	110,623,960	110,737,889	110,635,282
Diluted net income per share	$0.86	$0.71	$2.55	$1.60

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2016 or December 31, 2015.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2016 was $8.9 billion compared to a book value of $8.6 billion. The estimated fair value of debt financing as of December 31, 2015 was $7.9 billion compared to a book value of $7.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2016, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2016 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of September 30, 2016, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,033,703, which includes 1,033,703 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited.  The TSR RSUs vest at the end of a three year period.  The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.6 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2016 and 2015.  The Company recorded $12.3 million and $12.4 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2016 and 2015.

Stock Options

A summary of stock option activity for the nine month period ended September 30, 2016 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2015	3,309,158	$20.40	4.50	$43,287
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Balance at September 30, 2016	3,309,158	$20.40	3.75	$27,106
Vested and exercisable as of September 30, 2016	3,309,158	$20.40	3.75	$27,106

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of September 30, 2016.  As a result, there was no stock-based compensation expense related to Stock Options for the three and nine months ended September 30, 2016 and 2015.

The following table summarizes additional information regarding exercisable and vested stock options at September 30, 2016:

	Stock options exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	3,159,158	3.71
$28.80	150,000	4.57
$20.00 - $28.80	3,309,158	3.75

Restricted Stock Units

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period.  The fair value of time based and book value RSUs is determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of TSR RSUs is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the nine months ended September 30, 2016, the Company granted 612,635 RSUs of which 276,044 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2016:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2015	993,092	$41.62
Granted	612,635	$29.54
Vested	(455,242)	$35.80
Forfeited/canceled	(20,630)	$38.45
Unvested at September 30, 2016	1,129,855	$37.47
Expected to vest after September 30, 2016 (1)	1,116,147	$37.47

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

The Company recorded $4.6 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2016 and 2015. The Company recorded $12.3 million and $12.4 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was $17.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted-average remaining period of 1.7 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware limited liability company—Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting. The Company recognized $0.8 million and $2.1 million of gains on the sale of aircraft to Blackbird during the nine months ended September 30, 2016 and 2015, respectively. As of September 30,

2016 and December 31, 2015, the amount due from Blackbird to the Company was $0.7 million. The Company's investment in Blackbird was $24.6 million and $18.6 million as of September 30, 2016 and December 31, 2015, respectively and is recorded in other assets on the Consolidated Balance Sheet.

Note 10. Flight Equipment Held for Sale

In May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to Nordic Aviation Capital A/S ("NAC"). During the quarter ended September 30, 2016, we completed sales of one E175 aircraft and three E190 aircraft. As of September 30, 2016, we have completed the sale of eight Embraer aircraft to NAC. We expect to complete the sales of the remaining 17 Embraer aircraft over the next two quarters.

In December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft, comprised of 20 delivered aircraft and five undelivered aircraft. During the quarter ended September 30, 2016, we completed sales of two ATR aircraft. As of September 30, 2016, we have completed the sale of 20 ATR aircraft to NAC. We expect to complete the sale of our existing ATR fleet and the remaining three ATR aircraft from our order book over the next quarter at delivery.

The remaining two delivered ATR aircraft and 17 Embraer aircraft, with a carrying value of $460.3 million, were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet as of September 30, 2016. We cease recognition of depreciation expense once an aircraft is classified as held for sale.

As of December 31, 2015, we had 19 aircraft, with a carrying value of $305.9 million, held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.

Note 11. Litigation

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release ("the Settlement Agreement") with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation.  In the first quarter of 2015, the Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income related to this settlement. During the first half of 2016, the Company received $5.25 million in insurance recoveries related to this matter, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Note 12.  Subsequent Events

On October 3, 2016, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2020 that bear interest at a rate of 2.125%

On November 2, 2016, our board of directors approved a quarterly cash dividend of $0.075 per share on our outstanding common stock. The dividend will be paid on January 9, 2017 to holders of record of our common stock as of December 12, 2016.

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

During the quarter ended September 30, 2016, we purchased and took delivery of six aircraft from our new order pipeline, and sold seven aircraft, ending the quarter with a total of 244 aircraft, with a net book value of $11.9 billion. The weighted average lease term remaining on our operating lease portfolio was 6.9 years and the weighted average age of our fleet was 3.7 years as of September 30, 2016. Our fleet grew by 9.8% based on net book value of $11.9 billion as of September 30, 2016 compared to $10.8 billion as of December 31, 2015. In addition, we have a managed fleet of 33 aircraft as of September 30, 2016 and 29 aircraft as of December 31, 2015.  We have a globally diversified customer base comprised of 88 airlines in 52 countries.  99% of the aircraft in our fleet were leased as of September 30, 2016.

During the first nine months of 2016, we entered into supplemental agreements and amendments to existing agreements with Airbus and Boeing to purchase nine additional aircraft.  From Airbus, we agreed to purchase one A350-900 aircraft and one A321-200.  From Boeing, we agreed to purchase six additional 737-8MAX aircraft and one 787-9 aircraft.  Deliveries of the aircraft are scheduled to commence in 2017 and continue through 2021.  As of September 30, 2016, we had, in the aggregate, 372 aircraft on order with Boeing, Airbus and ATR for delivery through 2023, with an estimate aggregate purchase price of $28.8 billion, making us one of the world's largest customers for new commercial jet aircraft.

In May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to Nordic Aviation Capital ("NAC").  As of September 30, 2016, eight aircraft had been transferred to NAC and the remaining 17 aircraft were held for sale.  We expect the sale of the 17 aircraft held for sale to be completed by the first quarter of 2017.

On October 17, 2016, Standard & Poor's Ratings Services raised its corporate credit and senior unsecured ratings on ALC to 'BBB' with a stable outlook. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

On October 3, 2016, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2020 that bear interest at a rate of 2.125%.

On August 15, 2016, the Company issued $750.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.00%.

On August 8, 2016, we executed a commitment increase to our unsecured revolving facility. This increased the aggregate facility capacity by $35.0 million to $3.2 billion.

In April 2016, we issued $600.0 million in senior unsecured notes which mature in 2021 and bear interest at a rate of 3.375%.  In May 2016, we amended and extended our four-year unsecured revolving credit facility whereby we extended the maturity date from May 5, 2019 to May 5, 2020 and increased the total revolving commitments to approximately $3.1 billion from approximately $2.8 billion. Effective October 17, 2016, the pricing of our unsecured revolving credit facility has been further reduced to LIBOR plus 1.05% with a 0.20% facility fee from LIBOR plus 1.25% with a 0.25% facility fee as a result of the upgraded investment grade corporate credit rating of 'BBB' obtained from S&P.

We ended the third quarter of 2016 with total debt outstanding, net of discounts and issuance costs, of $8.6 billion, of which 80.0% was at a fixed rate and 91.8% of which was unsecured, with a composite cost of funds of 3.44%. Since the end of the third quarter, in October 2016, we issued $500.0 million in aggregate principal amount of senior unsecured notes due 2020.

Our total revenues for the quarter ended September 30, 2016 increased by 13.4% to $355.1 million, compared to the quarter ended September 30, 2015.  This is comprised of rental revenues on our operating lease portfolio of $340.9 million and aircraft sales, trading and other revenue of $14.2 million. During the quarter ended September 30, 2016, we recorded gains of $10.0 million from the sale of seven aircraft from our operating lease portfolio, compared to gains of $5.2 million from the sale of four aircraft from our operating lease portfolio for the quarter ended September 30, 2015.

Our net income for the quarter ended September 30, 2016 was $93.3 million compared to $77.0 million for the quarter ended September 30, 2015, an increase of $16.2 million or 21.1%. Our diluted earnings per share for the quarter ended September 30, 2016 was $0.86 compared to $0.71 for the quarter ended September 30, 2015.  Our pre-tax profit margin for the three months ended September 30, 2016 was 40.7% compared to 38.2% for the three months ended September 30, 2015.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items, our adjusted net income before income taxes was $157.3 million for the three months ended September 30, 2016 compared to $131.7 million for the three months ended September 30, 2015, an increase of $25.6 million or 19.4%.  Our adjusted margin for the three months ended September 30, 2016 was 44.3% compared to 42.0% for the three months ended September 30, 2015.  Adjusted diluted earnings per share before income taxes increased to $1.43 for the three months ended September 30, 2016, compared to $1.20 for the three months ended September 30, 2015.  Adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP.  See Note 1 under the "Results of Operations" table for a discussion of adjusted net income before income taxes, adjusted margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our fleet

Portfolio metrics of our aircraft portfolio as of September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Owned fleet	244	240
Managed fleet	33	29
Order book	372	389

Weighted average fleet age(1)	3.7 years	3.6 years
Weighted average remaining lease term(1)	6.9 years	7.2 years
Aggregate fleet net book value	$11,875,116	$10,813,475

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

Europe	$3,363,331	28.3%	$3,238,323	30.0%
China	2,805,168	23.6%	2,444,370	22.6%
Asia (excluding China)	2,781,130	23.4%	2,313,477	21.4%
The Middle East and Africa	972,236	8.2%	1,023,715	9.5%
Central America, South America and Mexico	883,541	7.4%	923,352	8.5%
U.S. and Canada	610,901	5.2%	446,839	4.1%
Pacific, Australia, New Zealand	458,809	3.9%	423,399	3.9%
Total	$11,875,116	100.0%	$10,813,475	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	3	1.2%	3	1.3%
Airbus A320-200	44	18.0%	39	16.3%
Airbus A321-200	30	12.3%	26	10.9%
Airbus A330-200	17	7.0%	16	6.7%
Airbus A330-300	5	2.1%	5	2.1%
Boeing 737-700	8	3.3%	8	3.3%
Boeing 737-800	93	38.1%	79	32.9%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	20	8.2%	17	7.1%
Boeing 787-9	2	0.8%	—	0.0%
Embraer E175	2	0.8%	5	2.1%
Embraer E190	16	6.6%	21	8.7%
ATR 42/72-600	2	0.8%	19	7.8%
Total	244	100.0%	240	100.0%

As of September 30, 2016 and through November 3, 2016, we had commitments to acquire a total of 372 new aircraft for delivery as follows:

Aircraft Type	2016	2017	2018	2019	2020	Thereafter	Total
Airbus A320/A321-200	1	1	—	—	—	—	2
Airbus A320/321neo(1)(2)	1	14	17	27	26	55	140
Airbus A330-800/900neo	—	—	5	5	5	10	25
Airbus A350-900/1000	—	2	4	2	8	8	24
Boeing 737-800	2	9	—	—	—	—	11
Boeing 737-8/9 MAX	—	2	11	19	30	56	118
Boeing 777-300ER	2	2	—	—	—	—	4
Boeing 787-9/10	1	4	7	7	6	20	45
ATR 72-600(3)	3	—	—	—	—	—	3
Total	10	34	44	60	75	149	372

(1)	Our Airbus A320/321neo aircraft orders include 40 long-range variants.
(2)	Airbus has advised us to anticipate several month delays on up to eight Pratt & Whitney powered A320/321neo aircraft scheduled for delivery in 2017.
(3)	We have committed to sell all of our ATR aircraft on order.

As of September 30, 2016, we had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. As of September 30, 2016 and through November 3, 2016, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2016 (1)	10	8	80.0%
2017	34	34	100.0%
2018	44	38	86.4%
2019	60	42	70.0%
2020	75	17	22.7%
Thereafter	149	4	2.7%
Total	372	143

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

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 5.8% in the first eight months of 2016 compared to the first eight months of 2015. In 2015 and 2014, global passenger traffic demand grew 6.5% and 5.9% respectively, which was in line with the annual growth rate over the past 30 years. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. Nevertheless, across a variety of global economic conditions, the leasing industry has remained resilient over time. We remain optimistic about the long-term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for us in helping airlines modernize their fleets to support the growth of the airline industry. However, with the growth in aircraft leasing worldwide, we are witnessing an increase in competition among aircraft lessors  resulting in more variation in lease rates.

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

We ended the third quarter of 2016 with total debt outstanding, net of discounts and issuance costs, of $8.6 billion compared to $7.7 billion as of December 31, 2015. Our unsecured debt increased to $7.9 billion as of September 30, 2016 from $6.9 billion as of December 31, 2015. Our unsecured debt as a percentage of total debt increased to 91.8% as of September 30, 2016 from 88.4% as of December 31, 2015.

We increased our cash flows from operations by 29.8% or $174.9 million, to $761.5 million for the nine months ended September 30, 2016 as compared to $586.6 million for the nine months ended September 30, 2015.  Our cash flows from operations increased primarily because of our increased net income. Our cash flow used in investing activities was $1.6 billion for the nine months ended September 30, 2016, which resulted primarily from the purchase of aircraft partially offset by proceeds on the sale of aircraft. Our cash flow provided by financing activities was $903.3 million for the nine months ended September 30, 2016, which resulted primarily from the issuances of unsecured notes in 2016, partially offset by the repayment of outstanding debt.

We ended the third quarter of 2016 with available liquidity of $2.4 billion which is comprised of unrestricted cash of $226.8 million and undrawn balances under our unsecured revolving credit facility of $2.1 billion. Including the $500 million of senior unsecured notes issued on October 3, 2016, at 2.125%, maturing in 2020, our available liquidity increased to $2.9 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

We are in compliance in all material respects with all covenants or other requirements in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Debt

Our debt financing was comprised of the following at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Unsecured
Senior notes	$6,506,343	$5,677,769
Revolving credit facility	1,018,000	720,000
Term financings	214,734	292,788
Convertible senior notes	200,000	200,000
Total unsecured debt financing	7,939,077	6,890,557
Secured
Term financings	654,166	477,231
Warehouse facility	—	372,423
Export credit financing	53,238	58,229
Total secured debt financing	707,404	907,883

Total debt financing	8,646,481	7,798,440
Less: Debt discounts and issuance costs	(91,749)	(86,019)
Debt financing, net of discounts and issuance costs	$8,554,732	$7,712,421
Selected interest rates and ratios:
Composite interest rate(1)	3.44%	3.59%
Composite interest rate on fixed-rate debt(1)	3.80%	4.04%
Percentage of total debt at fixed-rate	79.95%	78.70%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

As of September 30, 2016, we had $6.5 billion in senior unsecured notes outstanding.  As of December 31, 2015, we had $5.7 billion in senior unsecured notes outstanding. Since the end of the third quarter, on October 3, 2016, we issued $500.0 million in aggregate principal amount of senior unsecured notes due 2020 that bear interest at the rate of 2.125%.

On August 15, 2016, the Company issued $750.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.00%.

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

Unsecured revolving credit facility

On August 8, 2016, we executed a commitment increase to our unsecured revolving facility. This increased the aggregate facility capacity by $35.0 million to $3.2 billion.

On May 27, 2016, we amended and extended our four-year unsecured revolving credit facility whereby we extended the maturity date from May 5, 2019 to May 5, 2020 and increased the total revolving commitments to approximately $3.1 billion from approximately $2.8 billion. At that time,the unsecured revolving credit facility was priced at LIBOR plus 1.25% with a 0.25% facility fee, each subject to adjustments based on our credit ratings. Lenders hold revolving commitments totaling approximately $2.8 billion that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $65.0 million that mature on May 5, 2018.

Effective October 17, 2016, the pricing of our unsecured revolving credit facility has been further reduced to LIBOR plus 1.05% with a 0.20% facility fee as a result of the upgraded investment grade corporate credit rating of 'BBB' obtained from S&P.

The total amount outstanding under our unsecured revolving credit facility was $1.0 billion and $720.0 million as of September 30, 2016 and December 31, 2015, respectively.

Unsecured term financings

In March 2016, we entered into a $100.0 million one-year unsecured term facility bearing interest at a rate of LIBOR plus 1.00%.

The outstanding balance on our unsecured term facilities as of September 30, 2016 and December 31, 2015 was $214.7 million and $292.8 million, respectively.

Secured term financing

In June 2016, the availability period for our ability to draw from our warehouse facility expired.  The outstanding drawn balance at the end of the availability period was converted to an amortizing, four-year term loan with an interest rate of LIBOR plus 2.00%.  As of September 30, 2016, the Company's outstanding balance was $257.4 million and pledged 12 aircraft with a net book value of $450.6 million were pledged as collateral. As of December 31, 2015, the Company had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

As of September 30, 2016, the outstanding balance on our secured term facilities, including the converted warehouse facility, was $654.2 million and we had pledged 25 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of September 30, 2016 was comprised of $38.8 million fixed rate debt and $615.4 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively. As of September 30, 2016, the remaining maturities of all secured term facilities ranged from approximately 0.3 years to approximately 6.8 years.

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

Credit ratings

On October 17, 2016, Standard & Poor's Ratings Services raised its corporate credit and senior unsecured ratings on ALC to 'BBB' with a stable outlook.

The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Standard and Poor's	BBB	BBB	Stable Outlook	October 17, 2016
Kroll Bond Rating Agency	A−	A−	Stable Outlook	December 7, 2015

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2016 and 2015 (in thousands, except percentages and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Rental of flight equipment	$340,864	$304,264	$985,375	$860,281
Aircraft sales, trading and other	14,237	8,862	63,193	35,862
Total revenues	355,101	313,126	1,048,568	896,143
Expenses
Interest	64,720	60,103	188,870	173,654
Amortization of debt discounts and issuance costs	8,081	7,419	22,630	22,782
Interest expense	72,801	67,522	211,500	196,436
Depreciation of flight equipment	113,251	102,046	333,962	291,460
Settlement	—	—	—	72,000
Selling, general and administrative	19,874	19,323	59,929	56,150
Stock-based compensation	4,602	4,648	12,342	12,372
Total expenses	210,528	193,539	617,733	628,418
Income before taxes	144,573	119,587	430,835	267,725
Income tax expense	(51,297)	(42,545)	(152,898)	(95,233)
Net income	$93,276	$77,042	$277,937	$172,492

Net income per share of Class A and B common stock
Basic	$0.91	$0.75	$2.70	$1.68
Diluted	$0.86	$0.71	$2.55	$1.60

Other financial data
Pre-tax profit margin	40.7%	38.2%	41.1%	29.9%
Adjusted net income before income taxes(1)	$157,256	$131,654	$460,557	$374,879
Adjusted margin(1)	44.3%	42.0%	44.1%	41.8%
Adjusted diluted earnings per share before income taxes(1)	$1.43	$1.20	$4.20	$3.43

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

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$93,276	$77,042	$277,937	$172,492
Amortization of debt discounts and issuance costs	8,081	7,419	22,630	22,782
Stock-based compensation	4,602	4,648	12,342	12,372
Settlement	—	—	—	72,000
Insurance recovery on settlement	—	—	(5,250)	—
Provision for income taxes	51,297	42,545	152,898	95,233
Adjusted net income before income taxes	$157,256	$131,654	$460,557	$374,879
Adjusted margin(1)	44.3%	42.0%	44.1%	41.8%

(1)	Adjusted margin is adjusted net income before income taxes divided by total revenues, excluding insurance recoveries.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$93,276	$77,042	$277,937	$172,492
Amortization of debt discounts and issuance costs	8,081	7,419	22,630	22,782
Stock-based compensation	4,602	4,648	12,342	12,372
Settlement	—	—	—	72,000
Insurance recovery on settlement	—	—	(5,250)	—
Provision for income taxes	51,297	42,545	152,898	95,233
Adjusted net income before income taxes	$157,256	$131,654	$460,557	$374,879
Assumed conversion of convertible senior notes	1,472	1,463	4,382	4,341
Adjusted net income before income taxes plus assumed conversions	$158,728	$133,117	$464,939	$379,220
Weighted-average diluted shares outstanding	110,788,913	110,623,960	110,737,889	110,635,282
Adjusted diluted earnings per share before income taxes	$1.43	$1.20	$4.20	$3.43

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Rental revenue

As of September 30, 2016, we owned 244 aircraft at a net book value of $11.9 billion and recorded $340.9 million in rental revenue for the quarter then ended September 30, 2016, which included overhaul revenue of $4.6 million. In the prior year, as of September 30, 2015, we owned 235 aircraft at a net book value of $10.4 billion and recorded $304.3 million in rental revenue for the quarter ended September 30, 2015, which included overhaul revenue of $13.4 million.

The increase in rental revenue was primarily attributable to the leasing of additional aircraft in this quarter and prior periods, which was partially offset by the reduction in revenue from the sale of seven aircraft during the third quarter.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $14.2 million for the three months ended September 30, 2016 compared to $8.9 million for the three months ended September 30, 2015.  During the quarter ended September 30, 2016, we recorded $10.0 million in gains from the sale of seven aircraft from our operating lease portfolio.  During the quarter ended September 30, 2015, we recorded $5.2 million in gains from the sale of four aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $72.8 million for the three months ended September 30, 2016 compared to $67.5 million for the three months ended September 30, 2015. The change was primarily due to an increase in our average outstanding debt balances partially offset by a decrease in our composite rate. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $113.3 million in depreciation expense of flight equipment for the three months ended September 30, 2016 compared to $102.0 million for the three months ended September 30, 2015. The increase in depreciation expense for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is attributable to the acquisition of additional aircraft.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.9 million for the three months ended September 30, 2016 compared to $19.3 million for the three months ended September 30, 2015. Selling, general and administrative expense as a percentage of total revenue decreased to 5.6% for the three months ended September 30, 2016 compared to 6.2% for the three months ended September 30, 2015.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of revenue.

Taxes

The effective tax rate was 35.5% and 35.6% for the three months ended September 30, 2016 and 2015, respectively.

Net income

For the three months ended September 30, 2016, we reported consolidated net income of $93.3 million, or $0.86 per diluted share, compared to a consolidated net income of $77.0 million, or $0.71 per diluted share, for the three months ended September 30, 2015.  The increase in net income for the third quarter of 2016 compared to the third quarter of 2015, was primarily attributable to the lease of additional aircraft.

Adjusted net income before income taxes

For the three months ended September 30, 2016, we recorded adjusted net income before income taxes of $157.3 million, or $1.43 per adjusted diluted share before income taxes, compared to an adjusted net income before income taxes of $131.7 million, or $1.20 per adjusted diluted share before income taxes, for the three months ended September 30, 2015. The increase in adjusted net income before income taxes for the third quarter of 2016 compared to the third quarter of 2015, was primarily attributable to the lease of additional aircraft.

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

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

Rental revenue

As of September 30, 2016, we owned 244 aircraft at a net book value of $11.9 billion and recorded $985.4 million in rental revenue for the nine months ended September 30, 2016, which included overhaul revenue of $8.1 million. In the prior year, as of September 30, 2015, we owned 235 aircraft at a net book value of $10.4 billion and recorded $860.3 million in rental revenue for the nine months ended September 30, 2015, which included overhaul revenue of $23.4 million.  The increase in rental revenue was primarily attributable to the leasing of additional aircraft in this period and prior periods.

Aircraft sales, trading and other

Aircraft sales, trading and other revenue totaled $63.2 million for the nine months ended September 30, 2016 compared to $35.9 million for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, we recorded $47.7 million in gains from the sale of 29 aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $5.25 million during the nine months ended September 30, 2016 in connection with the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2015, we recorded $29.1 million in gains from the sale of 20 aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $211.5 million for the nine months ended September 30, 2016 compared to $196.4 million for the nine months ended September 30, 2015. The change was primarily due to an increase in our average outstanding debt balances partially offset by a decrease in our composite rate. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $334.0 million in depreciation expense of flight equipment for the nine months ended September 30, 2016 compared to $291.5 million for the nine months ended September 30, 2015. The increase in depreciation expense for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is attributable to the acquisition of additional aircraft.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $59.9 million for the nine months ended September 30, 2016 compared to $56.2 million for the nine months ended September 30, 2015. Selling, general and administrative expense as a percentage of total revenue decreased to 5.7% for the nine months ended September 30, 2016 compared to 6.3% for the nine months ended September 30, 2015. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Settlement expense

During the nine months ended September 30, 2015, we recorded settlement expense of $72.0 million resulting from the Settlement Agreement entered into by and between us, certain of our executive officers and employees, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 11: Litigation in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Taxes

The effective tax rate was 35.5% and 35.6% for the nine months ended September 30, 2016 and 2015, respectively.

Net income

For the nine months ended September 30, 2016, we reported consolidated net income of $277.9 million, or $2.55 per diluted share, compared to a consolidated net income of $172.5 million, or $1.60 per diluted share, for the nine months ended September 30, 2015. Net income and diluted earnings per share for the nine months ended September 30, 2015 were negatively impacted by the litigation settlement discussed in Note 11: Litigation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted net income before income taxes

For the nine months ended September 30, 2016, we recorded adjusted net income before income taxes of $460.6 million, or $4.20 per adjusted diluted share before income taxes, compared to an adjusted net income before income taxes of $374.9 million, or $3.43 per adjusted diluted share before income taxes, for the nine months ended September 30, 2015. The increase in adjusted net income before income taxes for the third quarter of 2016 compared to the third quarter of 2015, was primarily attributable to the lease of additional aircraft.

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

Contractual Obligations

Our contractual obligations as of September 30, 2016, are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations	$93,573	$1,412,525	$1,466,778	$1,073,411	$1,557,266	$3,042,928	$8,646,481
Interest payments on debt outstanding(1)	70,961	268,609	222,876	175,229	130,636	212,626	1,080,937
Purchase commitments	700,749	2,790,354	3,791,575	4,629,955	5,878,157	10,959,387	28,750,177
Operating leases	644	2,619	2,926	3,232	3,111	9,750	22,282
Total	$865,927	$4,474,107	$5,484,155	$5,881,827	$7,569,170	$14,224,691	$38,499,877

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2016.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2015. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no changes to critical accounting policies in the nine months ended September 30, 2016.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a portion of our aircraft acquisitions from time to time. We had $1.7 billion in floating-rate debt outstanding on each of September 30, 2016 and December 31, 2015. If interest rates increase, we would be obligated to make higher interest payments to our lenders. As we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt will increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $17.3 million and $16.6 million as of September 30, 2016 and December 31, 2015, respectively, on an annualized basis, which would put downward pressure on our operating margins. Further, as of September 30, 2016, 80.0% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of September 30, 2016 and December 31, 2015, 1.0% and 0.8%, respectively, of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, changes in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II—Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

4.1

Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.00% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 15, 2016 (File No. 001-35121)).

4.2

Eleventh Supplemental Indenture, dated as of October 3, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 2.125% Senior Notes due 2020) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 3, 2016 (File No. 001-35121))

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

AIR LEASE CORPORATION

November 3, 2016	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 3, 2016	/s/ Gregory B. Willis
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

4.1

Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.00% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 15, 2016 (File No. 001-35121)).

4.2

Eleventh Supplemental Indenture, dated as of October 3, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 2.125% Senior Notes due 2020) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 3, 2016 (File No. 001-35121)).

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