Form 10-K
period 2016-12-31
AIR LEASE CORP
filed 2017-02-23
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of registrant’s voting stock held by non‑affiliates was approximately $2.6 billion on June 30, 2016, based upon the last reported sales price on the New York Stock Exchange. As of February 22, 2017, there were 102,844,477 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2017 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report.

Form 10‑K

For the Fiscal Year Ended December 31, 2016

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

PART I

ITEM 1.  BUSINESS

Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.  Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales and trading activities and our management fees.

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

During the year ended December 31, 2016, the net book value of our fleet increased by 11.4% to $12.0 billion.  During 2016, we purchased 43 aircraft and sold 46 aircraft, ending the year with a total of 237 owned aircraft and 30 aircraft in our managed fleet portfolio. We leased and managed aircraft to a globally diversified customer base comprised of 85 airlines in 51 countries. As of December 31, 2016, the weighted average lease term remaining of our operating lease portfolio was 6.9 years and the weighted average age of our fleet was 3.8 years.

During 2016, we entered into supplemental agreements and amendments to existing agreements with Airbus and Boeing to purchase 10 additional aircraft.  From Airbus, we agreed to purchase one A350-900 aircraft and one A321-200 aircraft.  From Boeing, we agreed to purchase six additional 737-8MAX aircraft and two 787-9 aircraft.  Deliveries of the 10 additional aircraft are scheduled to commence in 2017 and continue through 2021.  As of December 31, 2016, we had commitments to purchase 363 aircraft from Boeing and Airbus for delivery through 2023, with an estimate aggregate commitment of $27.9 billion, making us one of the world's largest customers for new commercial jet aircraft.

During 2016, we signed lease agreements, letters of intent, and lease extension agreements for 122 aircraft with 39 customers across 33 countries. As a result, the minimum future rental payments that our airline customers have committed to us have increased to $23.8 billion from $20.9 billion in the prior year.  This includes $9.4 billion in contracted minimum rental payments on the 237 aircraft in our existing fleet and $14.4 billion in minimum future rental payments on the 167 aircraft that we have ordered from the manufacturers which will deliver between 2017 and 2021.

In 2016, total revenues increased by 16.0% to $1.42 billion, compared to 2015. This is comprised of rental revenues on our operating lease portfolio of $1.34 billion and aircraft sales, trading and other revenue of $80.1 million. During the year ended December 31, 2016, we sold 46 aircraft for proceeds of $1.2 billion, recording gains on aircraft sales and trading activity of $61.5 million.  During the year ended December 31, 2015, we sold 24 aircraft for proceeds of $784.7 million, recording gains on aircraft sales and trading activity of $33.9 million.

In December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft. As of December 31, 2016, we have completed the sale of all the ATR aircraft to Nordic Aviation Capital A/S ("NAC").

In addition, in May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to NAC. As of December 31, 2016, 20 aircraft had been transferred to NAC and the remaining five aircraft were held for sale. We expect the sale of the five aircraft held for sale to be completed during the first quarter of 2017.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or secured financing. In 2016, we issued $2.0 billion senior unsecured notes with an average interest rate of 2.875%, with maturities ranging from 2020 to 2023.  In 2016, we increased our unsecured revolving credit facility capacity to $3.2 billion, representing a 14.3% increase from 2015 and extended the final maturity to May 5, 2020. We ended 2016 with total debt outstanding, net of discounts and issuance costs, of $8.7 billion, of which 83.5% was at a fixed rate and 92.4% of which was unsecured, with a composite cost of funds of 3.42%.

In October 2016, Standard and Poor's ("S&P") rating services raised our corporate credit and senior unsecured ratings to 'BBB' with a stable outlook, and Kroll Bond Ratings ("Kroll") reconfirmed our credit rating of 'A-' with a stable outlook in December 2016.  In January 2017, Fitch Ratings, Inc. ("Fitch") assigned an investment grade rating of 'BBB' to our senior unsecured debt and long-term issuer default rating with a stable outlook.  Our investment grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.

Our net income for the year ended December 31, 2016 was $374.9 million compared to $253.4 million for the year ended December 31, 2015, an increase of $121.5 million or 48.0%.  Our diluted earnings per share for the year ended December 31, 2016 was $3.44 compared to $2.34 for the year ended December 31, 2015.  Our pre-tax profit margin for the year ended December 31, 2016 was 40.9% compared to 32.1% for the year ended December 31, 2015.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items, our adjusted net income before income taxes was $622.9 million for the year ended December 31, 2016 compared to $508.0 million for the year ended December 31, 2015, an increase of $114.9 million or 22.6%.  Our adjusted margin before income taxes for the year ended December 31, 2016 was 44.1% compared to 41.7% for the year ended December 31, 2015.  Adjusted diluted earnings per share before income taxes increased to $5.67 for the year ended December 31, 2016, compared to $4.64 for the year ended December 31, 2015.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP.  See Note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Operations to Date

Current Fleet

Our fleet, based on net book value, increased by 11.4% to $12.0 billion as of December 31, 2016 compared to $10.8 billion as of December 31, 2015.  As of December 31, 2016, we owned 237 aircraft, comprised of 188 single-aisle narrowbody jet aircraft and 49 twin-aisle widebody jet aircraft, with a weighted average age of 3.8 years. As of December 31, 2015, we owned 240 aircraft, comprised of 181 single-aisle narrowbody jet aircraft, 40 twin-aisle widebody jet aircraft and 19 turboprop aircraft, with a weighted average age of 3.6 years. In addition, we also managed 30 jet aircraft for third party owners on a fee basis as of December 31, 2016 compared to 29 jet aircraft as of December 31, 2015.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(dollars in thousands)
Europe	$400,491	29.9%	$380,295	32.4%	$337,349	34.0%
Asia (excluding China)	308,658	23.1%	223,284	19.0%	190,389	19.2%
China	293,206	21.9%	265,450	22.6%	218,625	22.1%
Central America, South America and Mexico	112,068	8.4%	114,672	9.8%	111,583	11.3%
The Middle East and Africa	106,300	7.9%	90,416	7.7%	47,958	4.9%
U.S. and Canada	69,918	5.2%	54,294	4.6%	55,007	5.4%
Pacific, Australia, New Zealand	48,361	3.6%	46,133	3.9%	30,330	3.1%
Total	$1,339,002	100.0%	$1,174,544	100.0%	$991,241	100.0%

The following table sets forth the regional concentration based on each airline's principal place of business of our flight equipment subject to operating lease based on net book value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
	(dollars in thousands)
Europe	$3,547,294	29.5%	$3,238,323	30.0%
China	2,779,546	23.0%	2,444,370	22.6%
Asia (excluding China)	2,739,554	22.7%	2,313,477	21.4%
Central America, South America and Mexico	937,287	7.8%	923,352	8.5%
The Middle East and Africa	935,968	7.8%	1,023,715	9.5%
U.S. and Canada	647,743	5.4%	446,839	4.1%
Pacific, Australia, New Zealand	454,533	3.8%	423,399	3.9%
Total	$12,041,925	100.0%	$10,813,475	100.0%

At December 31, 2016, 2015 and 2014, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of		Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total	Customers(1)	% of Total
Europe	27	31.8%	27	30.0%	24	30.0%
Asia (excluding China)	18	21.2%	19	21.1%	18	22.5%
U.S. and Canada	12	14.1%	11	12.2%	8	10.0%
China	9	10.6%	12	13.4%	11	13.8%
Central America, South America and Mexico	9	10.6%	11	12.2%	10	12.5%
The Middle East and Africa	7	8.2%	8	8.9%	7	8.8%
Pacific, Australia, New Zealand	3	3.5%	2	2.2%	2	2.4%
Total	85	100.0%	90	100.0%	80	100.0%

(1)	A customer is an airline with its own operating certificate.

For the years ended December 31, 2016, 2015 and 2014, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2016, 2015 and 2014, no individual airline represented at least 10% of our rental revenue.

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

We may, in connection with the lease of used aircraft, agree to contribute specific additional amounts to the cost of certain first major maintenance events or modifications, which usually reflect the usage of the aircraft prior to the commencement of the lease. We may be obligated under the leases to make reimbursements of maintenance reserves previously received to lessees for expenses incurred for certain planned major maintenance. We also, on occasion, may contribute towards aircraft modifications and recover any such costs over the life of the lease.

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

Aircraft Sales & Trading Strategy

Our strategy is to maintain a portfolio of young aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long term leases, and sell the aircraft when they near the end of the first third of their expected 25 year economic useful lives. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include leasing companies, financial institutions and airlines. We also buy and sell aircraft on an opportunistic basis for trading profits. In the past three years ending December 31, 2016, we sold 93 aircraft. Additionally, we may provide management services to buyers of our aircraft asset for a fee.

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

The comprehensive liability insurance listed on certificates of insurance generally include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500.0 million for Airbus and Boeing aircraft and $200.0 million for Embraer S.A. (“Embraer”). As a standard in the industry, airline operator's policies contain a sublimit for third-party war risk liability generally in the amount of at least $150.0 million. We require each lessee to purchase higher limits of third-party war risk liability or obtain an indemnity from its respective government.

The international aviation insurance market has exclusions for physical damage to aircraft hulls caused by dirty bombs, bio‑hazardous materials and electromagnetic pulsing. Exclusions for the same type of perils could be introduced into liability policies in the future.

We cannot assure you that our lessees will be adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that any particular claim will be paid, or that lessees will be able to obtain adequate insurance coverage at commercially reasonable rates in the future.

Separately, we purchase contingent liability insurance and contingent hull insurance on all aircraft in our fleet and maintain other insurance covering the specific needs of our business operations. While we believe our insurance is adequate both as to coverages and amounts, we cannot assure you that we are adequately insured against all risks.

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

We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the “DOC”) to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control, or "OFAC") impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries. The U.S. Patriot Act of 2001 (the “Patriot Act”) prohibits financial transactions by U.S. persons, including U.S. individuals, entities and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

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

Employees

As of December 31, 2016, we had 76 full‑time employees. On average, our senior management team has approximately 26 years of experience in the commercial aviation industry. None of our employees are represented by a union or collective bargaining agreements.

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

Executive Officers of the Company

Set forth below is certain information concerning each of our executive officers as of February 23, 2017, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions
Steven F. Udvar‑Házy	71	Executive Chairman of the Board of Directors (since July 2016)	Chairman and Chief Executive Officer, February 2010-June 2016
John L. Plueger	62	Chief Executive Officer, President and Director (since July 2016)	President, Chief Operating Officer and Director, March 2010-June 2016
Carol H. Forsyte	54	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)	Corporate Vice President Law of Motorola Mobility LLC*, July 2012-September 14, 2012 Corporate Vice President and Secretary of Motorola Mobility Inc., January 2011-July 2012
Gregory B. Willis	38	Executive Vice President and Chief Financial Officer (since July 2016)	Senior Vice President and Chief Financial Officer March 2012-June 2016 Vice President, Finance, and Chief Accounting Officer, March 2010‑March 2012
Marc H. Baer	52	Executive Vice President, Marketing (since April 2010)
Jie Chen	53	Executive Vice President and Managing Director of Asia (since August 2010)
Alex A. Khatibi	56	Executive Vice President (since April 2010)
Kishore Korde	43	Executive Vice President, Marketing (since May 2015)	Senior Vice President, Marketing, 2010-May 2015
Grant A. Levy	54	Executive Vice President (since April 2010)
John D. Poerschke	55	Executive Vice President of Aircraft Procurement and Specifications (since February 2017)	Senior Vice President of Aircraft Procurement and Specifications March 2010-February 2017

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

We cannot assure you that we will be able to enter into profitable leases upon the acquisition of the aircraft we purchase in the future. Our financial condition, cash flow and results of operations depend upon our management team’s judgment and ability to evaluate the ability of lessees and other counterparties to perform their obligations to us and to negotiate transaction documents. We cannot assure you that our management team will be able to perform such functions in a manner that will achieve our investment objectives, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on the continual leasing and remarketing of our aircraft, and we may not be able to do so on favorable terms, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on the continual leasing and remarketing of our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate cash flows from operations. Our ability to lease and remarket our aircraft will depend on general market and competitive conditions at the time the initial leases are entered into and expire. If we are not able to lease or remarket an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for our debt service obligations or operating expenses. Our ability to lease, remarket or sell the aircraft on favorable terms or without significant off-lease time and costs could be negatively affected by depressed conditions in the aviation industry, government and environmental regulations, increased operating costs including the price and availability of jet fuel, airline bankruptcies, the effects of terrorism, war, natural disasters and/or epidemic diseases on airline passenger traffic trends, declines in the values of aircraft, and various other general market and competitive conditions and factors which are outside of our control. If we are unable to lease and remarket our aircraft on favorable terms, our financial condition, cash flow and results of operations would be negatively impacted.

Our success depends in large part on our ability to obtain capital on favorable terms to finance our growth through the purchase of aircraft and to repay our outstanding debt obligations as they mature.  If we are not able to obtain capital on terms acceptable to us, or at all, it would significantly impact our ability to compete effectively in the commercial aircraft leasing market and would negatively affect our financial condition, cash flow and results of operations.

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

It is likely that restructurings and/or repossessions with some of our lessees will occur in the future. The terms and conditions of possible lease restructurings or rescheduling may result in a significant reduction of lease revenue, which may negatively affect our financial results and growth prospects. If any request for payment restructuring or rescheduling is made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease. The terms of any revised payment schedules may be unfavorable and such payments may not be made. Our default levels would likely increase over time if economic conditions deteriorate. If lessees of a significant number of our aircraft defaulted on their leases, it would negatively affect our financial condition, cash flow and results of operations.

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

We may be exposed to increased maintenance costs for our aircraft associated with a lessee’s failure to properly maintain the aircraft or pay supplemental maintenance rent. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its lease or sale. We enter into leases pursuant to which the lessees are primarily responsible for many obligations, which include maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including operational, maintenance, government agency oversight, registration requirements, service bulletins issued by aircraft manufacturers and airworthiness directives issued by aviation authorities. Failure of a lessee to perform required maintenance, or comply with the applicable service bulletins and airworthiness directives during the term of a lease could result in a decrease in value of an aircraft, an inability to remarket an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease, which could be substantial, to restore the aircraft to an acceptable condition prior to remarketing or sale. Any failure by our lessees to meet their obligations to perform required scheduled maintenance or our inability to maintain our aircraft would negatively affect our financial condition, cash flow and results of operations.

If we experience abnormally high maintenance or obsolescence issues with any of our aircraft or aircraft that we acquire, it would negatively affect our financial condition, cash flow and results of operations.

Aircraft are long-lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete or less in demand over time when newer, more advanced aircraft are manufactured. The weighted average age of our fleet was 3.8 years as of December 31, 2016. Our existing fleet, as well as the aircraft that we have ordered, have exposure to obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types. These events include but are not limited to government regulation or changes in our airline customers’ preferences, including for instance, an increased demand for more fuel efficient aircraft. These events may shorten the life cycle for aircraft types in our fleet and, accordingly, may negatively impact lease rates, trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

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

If we acquire a high concentration of a particular model of aircraft, our business and financial results could be negatively affected if the market demand for that model of aircraft declines. There are several scenarios which could adversely affect the demand for an aircraft. These scenarios include but are not limited to, if the aircraft model is redesigned or replaced by its manufacturer, or if this aircraft model experiences design or technical problems, which could ultimately lead to the grounding of the aircraft model. This could lead to the decline in value and lease rates of such aircraft model, and ultimately we may not be able to lease such aircraft model on favorable terms.  For instance, our fleet consists of a number of widebody aircraft and many of our new purchases will consist of newer, more fuel efficient models.  Any changes in demand for these models or other models in our fleet could negatively affect our financial condition, cash flow and results of operations.

The introduction of superior aircraft technology or a new line of aircraft, in particular more fuel efficient aircraft, could cause the aircraft that we own to become outdated or obsolete or oversupplied and therefore less desirable, which would negatively affect our financial condition, cash flow and results of operations.

As manufacturers introduce technological innovations and new types of aircraft, some of the aircraft in our fleet could become less desirable to potential lessees. In particular, the introduction recently of more fuel efficient aircraft has made some older models less attractive and more difficult to lease. Technological innovations, increased fuel efficiency and new models may increase the rate of obsolescence of existing aircraft faster than currently anticipated by our management. New aircraft manufacturers could emerge to produce aircraft that compete with the aircraft we own. The introduction of new technologies or introduction of a new type of aircraft, in particular more fuel efficient models, may negatively affect the value of the aircraft in our fleet.

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

The aircraft leasing business has experienced periods of aircraft oversupply following the September 11, 2001 terrorist attacks and the 2008 financial crisis. The oversupply of a specific type of aircraft is likely to depress the lease rates for and the value of that type of aircraft, including upon sale. Further, over recent years, the airline industry has committed to a significant number of aircraft deliveries through order placements with manufacturers, and in response, aircraft manufacturers have raised their production output. The increase in these production levels could result in an oversupply of relatively new aircraft if growth in airline traffic does not meet airline industry expectations.

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

Competition from other aircraft lessors, including lessors with greater resources or a lower cost of capital than ours, could negatively affect our financial condition, cash flow and results of operations.

The aircraft leasing industry is highly competitive. Some of our competitors may have greater resources or a lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets we conduct business in.

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

There have been recent well‑publicized delays by airframe and engine manufacturers in meeting stated deadlines in bringing new aircraft to market. If there are manufacturing delays for aircraft for which we have made future lease commitments, some or all of our affected lessees could elect to terminate their lease arrangements with respect to such delayed aircraft. Any such termination could strain our relations with those lessees going forward and would negatively affect our cash flow and results of operations.

Aircraft have limited economic useful lives and depreciate over time, which would negatively affect our financial condition, cash flow and results of operations.

We depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft’s residual value over its estimated useful life.  If reduced demand for an aircraft causes a decline in its projected lease rates, or if we dispose of the aircraft for a price that is less than its depreciated book value on our balance sheet, then we will recognize a loss on the sale of the aircraft or potentially record an impairment charge. For this reason, our financial condition, cash flow and results of operations would be negatively affected.

Failure to close our aircraft acquisition commitments could negatively affect our financial condition, cash flow and results of operations.

As of December 31, 2016, we had entered into binding purchase commitments to acquire a total of 363 new aircraft for delivery through 2023. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

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

Certain of the agreements governing our indebtedness may limit our operational flexibility, our ability to effectively compete and our ability to grow our business as currently planned, which would negatively affect our financial condition, cash flow and results of operations.

Certain of the agreements governing our indebtedness, including our credit facilities, contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: maximum debt-to-equity ratios, dividend restrictions, limitations on the ability of our subsidiaries to incur debt, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender’s prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, our failure to comply with any of these covenants would likely constitute a default under such agreements and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern.

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

We are currently subject to periodic review by independent credit rating agencies S&P, Fitch and Kroll, each of which currently maintains investment grade credit ratings with respect to us and certain of our debt securities, and we may become subject to periodic review by other independent credit rating agencies in the future. An increase in the level of our outstanding indebtedness, or other events that could have a negative impact on our business, properties, financial condition, results of operations or prospects, may cause S&P, Fitch or Kroll, or, in the future, other rating agencies, to downgrade or withdraw the credit rating with respect to us or our debt securities, which could negatively impact our ability to secure financing and increase our borrowing costs.

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

An increase in our borrowing costs would negatively affect our financial condition, cash flow and results of operations.

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

A limited percentage of our debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2016, we had $1.5 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to the lenders of our floating-rate debt. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2016, of approximately $14.5 million on an annualized basis, which would negatively affect our financial condition, cash flow and results of operations.

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

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2016, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $8.7 billion. Furthermore, we expect this amount to grow as we acquire more aircraft. Our level of debt could have important consequences, including the following:

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

Some of the aircraft we acquire are held in special-purpose, bankruptcy-remote subsidiaries of our Company. Liens on those assets will be held by a collateral agent for the benefit of the lenders under the respective facility. In addition, funds generated from the lease of aircraft generally are applied first to amounts due to lenders, with certain exceptions. Creditors of our subsidiaries will have priority over us, our stockholders and our creditors relating to debt that is not guaranteed or secured by our subsidiaries or their assets in any distribution of any such subsidiaries’ assets in a liquidation, reorganization or otherwise.

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

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses.  For the year ended December 31, 2016, less than 5% of our revenues were derived from customers who have their principal place of business in the U.S.  While we attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars, the ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar, like we have experienced over the last year.

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

We do not directly control the operation of any aircraft we acquire. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world, or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could negatively affect our financial results.  Moreover, even if our lessees retain specified levels of insurance, and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft, we cannot assure you that we will not have any liability.

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

We believe our senior management’s reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Mr. Udvar-Házy, our founder, and Executive Chairman of the Board; Mr. Plueger, our Chief Executive Officer and President; and our other senior officers, each of whose services are critical to the success of our business strategies. We do not have employment agreements with Messrs. Udvar-Házy or Plueger. If we were to lose the services of any of the members of our senior management team, it could negatively affect our financial condition, cash flow and results of operations.

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

Because our leases are concentrated in certain geographical regions, we have concentrated exposure to the political and economic risks associated with those regions.

Through our lessees and the countries in which they operate, we are exposed to the specific economic and political conditions and associated risks of those jurisdictions. For example, we have large concentrations of lessees in China, and therefore have increased exposure to the economic and political conditions in that country. These risks can include economic recessions, burdensome local regulations or, in extreme cases, increased risks of requisition of our aircraft. An adverse political or economic event in any region or country in which our lessees are concentrated or where we have a large number of aircraft could affect the ability of our lessees in that region or country to meet their obligations to us, or expose us to various legal or political risks associated with the affected jurisdictions, all of which could have a material and adverse effect on our financial results.

Economic conditions and regulatory changes leading up to and following the United Kingdom's likely exit from the European Union and the new administration in the United States could have an adverse effect on our business and results of operations.

Following a referendum in June 2016 in which voters in the United Kingdom, or U.K., approved an exit from the European Union, or E.U., it is expected that the U.K. government will initiate a process, often referred to as Brexit, to leave the E.U. and will begin negotiating the terms of the U.K.'s future relationship with the E.U. The effects of Brexit will likely depend on the agreements that the U.K. is able to make to retain access to E.U. markets, either during a transitional period or more permanently. We lease aircraft to airlines in the E.U., including the U.K. We and the aviation industry face uncertainty regarding the impact of Brexit. Adverse consequences, such as instability in financial markets, deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation of the aviation industry or bilateral agreements governing air travel, could negatively affect our financial condition, cash flow and results of operations. These impacts may include increased costs of financing; downward pressure on demand for our aircraft and reduced market lease rates and lease margins; and a higher incidence, in the U.K. in particular and the E.U. generally, of lessee defaults or other events resulting in our lessees' failing to perform under our lease agreements.

In the United States, any negative economic effects of instability resulting from the transition to a new presidential administration in the United States, including changes in the political environment and international relations as well as regulatory or tax policy changes, may negatively affect our financial condition, cash flow and results of operations.

Any of the above effects of Brexit and U.S. political changes, and others that we may not be able to anticipate, could negatively impact our financial condition, cash flow and results of operations.

The sovereign debt crisis has created a macroeconomic environment that may negatively affect our business.

Risks related to the debt crisis in Europe and downgrades of sovereign credit ratings have had, and may continue to have, a negative impact on global economic activity and the financial markets worldwide. Higher sovereign risk premiums have disrupted bank funding. The sovereign debt crisis has resulted in an enhanced risk of severe de-leveraging and credit contraction that negatively impact economic activity. European banks, especially those exposed to riskier public debt, may need more capital to deal with heightened risks and uncertainty. Additionally, large sovereign debts and/or fiscal deficits in a number of European countries and the U.S. have raised concerns regarding the financial condition of financial institutions, insurers and other corporations (i) located in these countries; (ii) that have direct or indirect exposure to these countries; and/or (iii) whose banks, counterparties, custodians, customers, sources of funding and/or suppliers have direct or indirect exposure to these countries. The extent of any pressure on the global economy will be impacted by the timing and coordination among central banks as each central bank executes their individual strategies. Significant changes in central bank current monetary policies could significantly adversely affect the capital markets.

Accordingly, we and our lessees may be unable to incur debt on favorable terms, or at all, in order to fund our and their respective operations and future growth or refinance maturing debt obligations. Further, the global sovereign debt crisis could result in lower consumer confidence and a reduction of available credit, which could result in a recession and reduced aggregate demand that leads to the loss of revenues for our lessees and adversely affects our profitability. This could impact the lessees ability to make payments on the initial leases and could result in airlines ceasing operations, which could impact our business through early returns of initial aircraft, maintenance expenses, loss of revenues, costs associated with repossession and potential initial aircraft impairment charges, all of which could have a material effect on our ability to pay interest on our debt obligations on a timely basis.

Terrorist attacks, war or armed hostilities between countries or non-state actors, or the fear of such attacks, even if not made directly on the airline industry, could negatively affect lessees and the airline industry, which would negatively affect our cash flow and results of operations.

Terrorist attacks, war or armed hostilities between countries or non-state actors, or the fear of such events, have historically had a negative impact on the aviation industry and could result in:

•	higher costs to the airlines due to the increased security measures;
•	decreased passenger demand and revenue due to the inconvenience of additional security measures or concerns about the safety of flying;
•	the imposition of ''no-fly zone'' or other restrictions on commercial airline traffic in certain regions;
•	uncertainty of the price and availability of jet fuel and the cost and practicability of obtaining fuel hedges;
•	higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, if at all;
•

significantly higher costs of aviation insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, or the unavailability of certain types of insurance;

•	inability of airlines to reduce their operating costs and conserve financial resources, taking into account the increased costs incurred as a consequence of such events;

•

special charges recognized by some operators, such as those related to the impairment of aircraft and engines and other long-lived assets stemming from the grounding of aircraft as a result of terrorist attacks, economic conditions and airline reorganizations; and

•	an airline's becoming insolvent and/or ceasing operations.

For example, as a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, costs for aircraft insurance and security measures increased, passenger and cargo demand for air travel decreased, and operators faced difficulties in acquiring war risk and other insurance at reasonable costs. Further, international sanctions against Russia and other countries, uncertainty regarding tensions between Ukraine and Russia and Turkey and Russia, the situations in Iraq and Syria, the Israeli/Palestinian conflict, tension over the nuclear program of North Korea, political instability in the Middle East and North Africa, the dispute between Japan and China, the recent tensions in the South China Sea and additional international hostilities could lead to further instability in these regions.

Terrorist attacks, war or armed hostilities between countries or non-state actors, or the fear of such events, could adversely affect the aviation industry and the financial condition and liquidity of our lessees, as well as aircraft values and rental rates. In addition, such events may cause certain aviation insurance to become available only at significantly increased premiums or with reduced amounts of coverage insufficient to comply with the current requirements of aircraft lenders and lessors or by applicable government regulations, or not to be available at all. Although some governments provide for limited coverage under government programs for specified types of aviation insurance, these programs may not be available at the relevant time or governments may not pay under these programs in a timely fashion.

Such events are likely to cause our lessees to incur higher costs and to generate lower revenues, which could result in a material adverse effect on their financial condition and liquidity, including their ability to make rental and other lease payments to us or to obtain the types and amounts of insurance we require. This in turn could lead to aircraft groundings or additional lease restructurings and repossessions, increase our cost of re-leasing or selling aircraft, impair our ability to re-lease or otherwise dispose of aircraft on favorable terms or at all, or reduce the proceeds we receive for our aircraft in a disposition.

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

The financial condition of the airline industry is of particular importance to us because our aircraft are primarily leased to passenger airlines and we plan to continue to lease our aircraft to passenger airlines. Our ability to achieve our primary business objectives will depend on the financial condition and growth of the airline industry as well as the financial strength of our lessees and the lessees’ ability to manage their respective risks. However, these risks are generally out of our control, but because these risks have a significant impact on our intended airline customers, they will affect us as well. We may experience:

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

•	an inability to lease aircraft on commercially acceptable terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in storage, insurance and maintenance costs;
•	a loss if the aircraft are damaged or destroyed by an event specifically excluded from insurance policies such as dirty bombs, bio-hazardous materials and electromagnetic pulsing; and
•	any changes in the general business, financial market, and economic conditions or the local economies in which lessees operate that negatively affect lessees.

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

Air travel can be disrupted, sometimes severely, by the occurrence of natural disasters and other natural phenomena. A natural disaster or other natural phenomena could cause disruption to air travel and could result in a reduced demand for aircraft and/or impair our lessees’ ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

The effects of various environmental regulations may negatively affect the airline industry, which may in turn cause lessees to default on their lease payment obligations to us which would negatively affect our financial condition, cash flow and results of operations.

Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (the “ICAO”), have specific standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. ICAO has also adopted new, more stringent noise level standards to apply to new airplane type design with a maximum certificated takeoff weight of 55,000 kg or more on or after December 31, 2017; or with maximum certificated takeoff weight of less than 55,000 kg on or after December 31, 2020. On January 14, 2016, the U.S. proposed noise regulations to harmonize with the new ICAO standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Because aircraft engines are replaced from time to time in the normal course, it is likely that the number of such engines would increase over time. On October 6, 2016, 191 member states of the ICAO adopted the Carbon Offset and Reduction Scheme for International Aviation (“CORSIA”) which calls for a global market measure to help the aviation industry meet its goal of carbon-neutral growth after 2020. Baseline emissions levels will be measured in 2019-2020, after which airlines will purchase offsets for any increase in emissions from that level. The plan starts with a voluntary phase-in from 2021 through 2026, during which only routes between countries that choose to participate will be covered. At least 65 countries have indicated that they will participate in the voluntary phase, including the United States, Canada, China, and 28 EU countries. Concerns over global warming could result in more stringent limitations on the operation of aircraft powered by older, non-compliant engines, as well as newer engines. Future regulatory actions that may be taken by the U.S. government, other foreign governments or the ICAO to address concerns about climate change, noise and emissions from the aviation sector may include the imposition of requirements to purchase additional emission offsets or credits, which could require participation in emission trading (such as is required in the EU and by the CORSIA), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity.  The United Kingdom doubled its air passenger duties, effective February 1, 2007, in recognition of the environmental costs of air travel. Similar measures may be implemented in other jurisdictions as a result of environmental concerns.

The potential impact of the new ICAO carbon standards on costs has not been completely identified. Concerns over global warming also could result in more stringent limitations on the operation of aircraft. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant, which would negatively affect our financial condition, cash flow and results of operations. Further, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in a negative impact on their financial conditions. Consequently, such compliance may affect lessees’ ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

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

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by OFAC. Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could negatively impact our business, operating results, and financial condition. Further, events in Ukraine and Crimea have resulted in the European Union and the United States imposing escalating sanctions on Russia and certain businesses and, sectors and individuals in Russia, including the airline industry. We cannot assure you that the current sanctions or any further sanctions imposed by the European Union, the United States or other international interests will not materially adversely affect our operations.

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

Parts of our business depend on the secure operation of our computer systems to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyber‑attack could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liability. While we devote substantial resources to maintaining adequate levels of cyber‑security, our resources and technical sophistication may not be adequate to prevent all types of cyber‑attacks.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 ("ASU 2016-02"), “Leases (Topic 842)”.  The standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets.  Lessor accounting for operating leases would remain substantially unchanged. The standard will be effective for annual reporting periods beginning after December 15, 2018 for public entities. We believe the standard will not have a material impact on our consolidated financial statements. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2016, our operating lease portfolio consisted of 237 aircraft, comprised of 188 single-aisle narrowbody jet aircraft, 49 twin-aisle widebody jet aircraft, with a weighted average age of 3.8 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2016, updated through February 23, 2017:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A319-100	—	1	—	—	2	—	3
Airbus A320-200	—	4	4	9	7	20	44
Airbus A320-200neo	—	—	—	—	—	1	1
Airbus A321-200	—	2	1	1	—	27	31
Airbus A330-200	—	—	5	2	—	10	17
Airbus A330-300	—	—	—	1	—	4	5
Boeing 737-700	—	2	3	1	2	—	8
Boeing 737-800(1)	—	4	10	11	6	64	95
Boeing 767-300ER	—	—	1	—	—	—	1
Boeing 777-200ER	—	—	—	1	—	—	1
Boeing 777-300ER	—	—	—	—	4	18	22
Boeing 787-9	—	—	—	—	—	3	3
Embraer E190	—	—	3	2	1	—	6
Total	—	13	27	28	22	147	237

(1)	Included in this table are two of our Boeing 737-800 aircraft, currently not on lease but subject to a signed letter of intent, which are currently in transition to be delivered to an airline.

Commitments

As of December 31, 2016, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $27.9 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in, among other items, actual inflation and the final cost of buyer furnished equipment.

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A321-200	1	—	—	—	—	—	1
Airbus A320/321neo(1)(2)	14	17	27	26	22	33	139
Airbus A330-900neo	—	5	5	5	5	5	25
Airbus A350-900/1000	2	4	2	8	8	—	24
Boeing 737-800	9	—	—	—	—	—	9
Boeing 737-8/9 MAX	2	11	19	30	35	21	118
Boeing 777-300ER	2	—	—	—	—	—	2
Boeing 787-9/10	4	6	11	9	7	8	45
Total	34	43	64	78	77	67	363

(1)	Our Airbus A320/321neo aircraft orders include 40 long-range variants.
(2)	Airbus has advised us to anticipate several month delays on up to eight Pratt & Whitney powered A320/321neo aircraft scheduled for delivery in 2017.

As of December 31, 2016, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

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

New Lease Placements

Our current lease placements are progressing well and are in line with our expectations. As of February 23, 2017, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2023 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2017	34	34	100.0%
2018	43	43	100.0%
2019	64	53	82.8%
2020	78	29	37.2%
2021	77	8	10.4%
Thereafter	67	—	—%
Total	363	167

Our lease commitments for the 34 aircraft to be delivered in 2017 are all comprised of binding leases. Our lease commitments for the 43 aircraft to be delivered in 2018 are comprised of 40 binding leases and three non-binding letters of intent. Our lease commitments for 53 of the 64 aircraft to be delivered in 2019 are comprised of 45 binding leases and eight non-binding letters of intent. Our lease commitments for 29 of the 78 aircraft to be delivered in 2020 are comprised of 17 binding leases and 12 non-binding letters of intent. Finally, our lease commitments for eight of the 77 aircraft to be delivered in 2021 are comprised of four binding leases and four non-binding letters of intent. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we are not certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for the aircraft that are scheduled to be delivered through 2023, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2016, there were 102,844,477 shares of Class A common stock outstanding held by approximately 217 holders of record.

On February 22, 2017, the closing price of our Class A common stock was $39.98 per share as reported by the NYSE. The table below sets forth for the indicated periods the high and low sales prices for our Class A common stock as reported on the NYSE.

Fiscal Year 2016 Quarters Ended:	High	Low
March 31, 2016	$32.85	$22.73
June 30, 2016	$32.38	$24.93
September 30, 2016	$29.95	$25.63
December 31, 2016	$37.02	$28.21

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$39.65	$33.01
June 30, 2015	$40.21	$33.90
September 30, 2015	$37.13	$29.83
December 31, 2015	$34.94	$30.68

Dividends

The following table sets forth the dividends declared for the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Dividends declared per share	$0.23	$0.17	$0.13

While the Board of Directors paid a quarterly cash dividend in 2016 and currently expects to continue paying a quarterly cash dividend of $0.075 per share for the foreseeable future, the cash dividend policy can be changed at any time at the discretion of the Board of Directors.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,576,283	$20.37	6,034,513
Equity compensation plans not approved by security holders	—	—	—
Total	3,576,283	$20.37	6,034,513

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of December 31, 2011, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the peer group and in the S&P Midcap 400 Index and in the Russell 2000 Index on December 31, 2011, and the relative performance of each is tracked through December 31, 2016. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2016

Company Purchases of Stock

The Company did not purchase any shares of its Class A common stock during 2016.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share data)
Operating data:
Rentals of flight equipment	$1,339,002	$1,174,544	$991,241	$836,516	$645,853
Aircraft sales, trading and other(1)	80,053	48,296	59,252	22,159	9,893
Total revenues	1,419,055	1,222,840	1,050,493	858,675	655,746
Expenses(1)	838,817	829,887	655,717	565,233	451,773
Income before taxes	580,238	392,953	394,776	293,442	203,973
Income tax expense	(205,313)	(139,562)	(138,778)	(103,031)	(72,054)
Net income	$374,925	$253,391	$255,998	$190,411	$131,919

Adjusted net income before income taxes(2)	$622,871	$507,982	$438,596	$338,683	$252,655

Net income per share:
Basic	$3.65	$2.47	$2.51	$1.88	$1.31
Diluted	$3.44	$2.34	$2.38	$1.80	$1.28
Adjusted diluted earnings per share before income taxes(2)	$5.67	$4.64	$4.03	$3.16	$2.40

Cash dividends declared per share:	$0.23	$0.17	$0.13	$0.11	$—
Weighted average shares outstanding:
Basic	102,801,161	102,547,774	102,142,828	101,529,137	100,991,871
Diluted	110,798,727	110,628,865	110,192,771	108,963,550	107,656,463

Cash flow data:
Net cash flows provided by (used in):
Operating activities	$1,020,078	$839,795	$769,018	$654,213	$491,029
Investing activities	(2,005,516)	(2,152,801)	(1,805,657)	(2,185,894)	(2,344,924)
Financing activities	1,103,565	1,186,862	1,049,285	1,571,765	1,802,179

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$12,041,925	$10,813,475	$8,953,804	$7,613,135	$6,251,863
Total assets	13,975,616	12,355,098	10,691,180	9,242,355	7,279,405
Total debt, net of discounts and issuance costs	8,713,874	7,712,421	6,630,758	5,763,068	4,310,513
Total liabilities	10,593,429	9,335,186	7,919,118	6,718,921	4,946,784
Shareholders’ equity	3,382,187	3,019,912	2,772,062	2,523,434	2,332,621
Other operating data:
Aircraft lease portfolio at period end:
Owned	237	240	213	193	155
Managed	30	29	17	4	4

(1)

Expenses for the year ended December 31, 2015 included settlement expense of $72.0 million.  Other income for the years ended December 31, 2016 and 2015 included income recovery on a settlement of $5.25 million and $4.5 million, respectively.

(2)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted margin before income taxes (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes do not reflect our cash expenditures or changes in or cash requirements for our working capital needs.  In addition, our calculation of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes may differ from the adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Year Ended
	December 31,
	2016	2015	2014	2013	2012
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$374,925	$253,391	$255,998	$190,411	$131,919
Amortization of debt discounts and issuance costs	30,942	30,507	27,772	23,627	16,994
Stock-based compensation	16,941	17,022	16,048	21,614	31,688
Settlement	—	72,000	—	—	—
Insurance recovery on settlement	(5,250)	(4,500)	—	—	—
Provision for income taxes	205,313	139,562	138,778	103,031	72,054
Adjusted net income before income taxes	$622,871	$507,982	$438,596	$338,683	$252,655

Adjusted margin before income taxes(1)	44.1%	41.7%	41.8%	39.4%	38.5%

(1)	Adjusted margin before income taxes is adjusted net income before income taxes divided by total revenues, excluding insurance recoveries.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2016	2015	2014	2013	2012
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$374,925	$253,391	$255,998	$190,411	$131,919
Amortization of debt discounts and issuance costs	30,942	30,507	27,772	23,627	16,994
Stock-based compensation	16,941	17,022	16,048	21,614	31,688
Settlement	—	72,000	—	—	—
Insurance recovery on settlement	(5,250)	(4,500)	—	—	—
Provision for income taxes	205,313	139,562	138,778	103,031	72,054
Adjusted net income before income taxes	$622,871	$507,982	$438,596	$338,683	$252,655
Assumed conversion of convertible senior notes	5,780	5,806	5,811	5,783	5,627
Adjusted net income before income taxes plus assumed conversions	$628,651	$513,788	$444,407	$344,466	$258,282
Weighted-average diluted shares outstanding	110,798,727	110,628,865	110,192,771	108,963,550	107,656,463
Adjusted diluted earnings per share before income taxes	$5.67	$4.64	$4.03	$3.16	$2.40

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

Our fleet, based on net book value, increased by $1.2 billion or 11.4%, to $12.0 billion as of December 31, 2016 compared to $10.8 billion as of December 31, 2015. As of December 31, 2016, we owned 237 aircraft in our fleet and had an additional 363 aircraft on order with Boeing and Airbus. Our portfolio of 237 aircraft as of December 31, 2016 was comprised of 188 single-aisle narrowbody jet aircraft and 49 twin-aisle widebody jet aircraft, with a weighted average age of 3.8 years. We ended 2015 with 240 aircraft, comprised of 181 single-aisle jet aircraft, 40 twin-aisle widebody aircraft and 19 turboprop aircraft, with a weighted average age of 3.6 years.

During 2016, we signed lease agreements, letters of intent, and lease extension agreements for 122 aircraft with 39 customers across 33 countries. As a result, the minimum future rental payments that our airline customers have committed to us have increased to $23.8 billion from $20.9 billion in the prior year.  This includes $9.4 billion in contracted minimum rental payments on the 237 aircraft in our existing fleet and $14.4 billion in minimum future rental payments on the 167 aircraft that we have ordered from the manufacturers which will deliver between 2017 and 2021.

During 2016, we entered into supplemental agreements and amendments to existing agreements with Airbus and Boeing to purchase 10 additional aircraft.  From Airbus, we agreed to purchase one A350-900 aircraft and one A321-200 aircraft.  From Boeing, we agreed to purchase six additional 737-8MAX aircraft and two 787-9 aircraft.  Deliveries of the 10 additional aircraft are scheduled to commence in 2017 and continue through 2021.  As of December 31, 2016, we had commitments to purchase 363 aircraft from Boeing and Airbus for delivery through 2023, with an estimated aggregate commitment of $27.9 billion, making us one of the world's largest customers for new commercial jet aircraft.

In 2016, total revenues increased by 16.0% to $1.42 billion, compared to 2015. Our total revenues were comprised of rental revenues on our operating lease portfolio of $1.34 billion and aircraft sales, trading and other revenue of $80.1 million. During the year ended December 31, 2016, we sold 46 aircraft for proceeds of $1.2 billion, recording gains on aircraft sales and trading activity of $61.5 million.  During the year ended December 31, 2015, we sold 24 aircraft for proceeds of $784.7 million, recording gains on aircraft sales and trading activity of $33.9 million.

In December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft. As of December 31, 2016, we have completed the sale of all the ATR aircraft to NAC.

In addition, in May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to NAC.  As of December 31, 2016, 20 aircraft had been transferred to NAC and the remaining five aircraft were held for sale.  We expect the sale of the five aircraft held for sale to be completed during the first quarter of 2017.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or secured financing. In 2016, we issued $2.0 billion senior unsecured notes with an average interest rate of 2.875%, with maturities ranging from 2020 to 2023.  In 2016, we increased our unsecured revolving credit facility capacity to $3.2 billion, representing a 14.3% increase from 2015 and extended the final maturity to May 5, 2020. We ended 2016 with total debt outstanding of $8.7 billion, of which 83.5% was at a fixed rate and 92.4% of which was unsecured, with a composite cost of funds of 3.42%.

In October 2016, S&P's rating services raised our corporate credit and senior unsecured ratings to 'BBB' with a stable outlook, and in December 2016, Kroll reconfirmed our credit rating of 'A-' with a stable outlook.  In January 2017, Fitch assigned an investment grade rating of 'BBB' to our senior unsecured debt and long-term issuer default rating with a stable outlook.  Our investment grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.

On April 22, 2015, we entered into a settlement agreement with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation as set forth in Note 14: Litigation, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.  In connection with the settlement, we recorded an expense of $72.0 million, before taxes for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, we received $5.25 million and $4.5 million in insurance recoveries related to this matter, respectively, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Our net income for the year ended December 31, 2016 was $374.9 million compared to $253.4 million for the year ended December 31, 2015, an increase of $121.5 million or 48.0%.  Our diluted earnings per share for the year ended December 31, 2016 was $3.44 compared to $2.34 for the year ended December 31, 2015.  Our pre-tax profit margin for the year ended December 31, 2016 was 40.9% compared to 32.1% for the year ended December 31, 2015.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items, our adjusted net income before income taxes was $622.9 million for the year ended December 31, 2016 compared to $508.0 million for the year ended December 31, 2015, an increase of $114.9 million or 22.6%.  Our adjusted margin before income taxes for the year ended December 31, 2016 was 44.1% compared to 41.7% for the year ended December 31, 2015.  Adjusted diluted earnings per share before income taxes increased to $5.67 for the year ended December 31, 2016, compared to $4.64 for the year ended December 31, 2015.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP.  See Note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our Fleet

We have continued to build one of the world’s youngest operating lease portfolios, including the most fuel-efficient commercial jet transport aircraft. Our fleet, based on net book value, increased by 11.4%, to $12.0 billion as of December 31, 2016 compared to $10.8 billion as of December 31, 2015.  During the year ended December 31, 2016, we took delivery of 43 aircraft from our new order pipeline and sold 46 aircraft ending the year with a total of 237 aircraft. Our weighted average fleet age and weighted average remaining lease term as of December 31, 2016 were 3.8 years and 6.9 years, respectively. We also managed 30 aircraft as of December 31, 2016.

Portfolio metrics of our fleet as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
Fleet size	237		240
Managed fleet	30		29
Order book	363		389

Weighted average fleet age(1)	3.8	years	3.6	years
Weighted average remaining lease term(1)	6.9	years	7.2	years
Aggregate net book value	$12.0	billion	$10.8	billion

Current fleet contracted rentals	$9.4	billion	$8.9	billion
Committed fleet rentals	$14.4	billion	$12.0	billion
Total committed rentals	$23.8	billion	$20.9	billion

(1)	Weighted‑average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline's principal place of business as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
	(dollars in thousands)

Europe	$3,547,294	29.5%	$3,238,323	30.0%
China	2,779,546	23.0%	2,444,370	22.6%
Asia (excluding China)	2,739,554	22.7%	2,313,477	21.4%
Central America, South America and Mexico	937,287	7.8%	923,352	8.5%
The Middle East and Africa	935,968	7.8%	1,023,715	9.5%
U.S. and Canada	647,743	5.4%	446,839	4.1%
Pacific, Australia, New Zealand	454,533	3.8%	423,399	3.9%
Total	$12,041,925	100.0%	$10,813,475	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Number of		Number of
Aircraft type	Aircraft(1)	% of Total	Aircraft(1)	% of Total
Airbus A319-100	3	1.3%	3	1.3%
Airbus A320-200	44	18.6%	39	16.3%
Airbus A320-200neo	1	0.4%	—	—%
Airbus A321-200	31	13.1%	26	10.9%
Airbus A330-200	17	7.2%	16	6.7%
Airbus A330-300	5	2.1%	5	2.1%
Boeing 737-700	8	3.4%	8	3.3%
Boeing 737-800	95	40.1%	79	32.9%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	22	9.3%	17	7.1%
Boeing 787-9	3	1.3%	—	—%
Embraer E175	—	—%	5	2.1%
Embraer E190	6	2.4%	21	8.7%
ATR 42/72-600	—	—%	19	7.8%
Total	237	100.0%	240	100.0%

(1)	As of December 31, 2016 and 2015, we had six and 19 aircraft held for sale, respectively.

As of December 31, 2016, we had contracted to buy 363 new aircraft for delivery through 2023, with an estimated aggregate purchase price (including adjustments for inflation) of $27.9 billion, for delivery as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A321-200	1	—	—	—	—	—	1
Airbus A320/321neo(1)(2)	14	17	27	26	22	33	139
Airbus A330-900neo	—	5	5	5	5	5	25
Airbus A350-900/1000	2	4	2	8	8	—	24
Boeing 737-800	9	—	—	—	—	—	9
Boeing 737-8/9 MAX	2	11	19	30	35	21	118
Boeing 777-300ER	2	—	—	—	—	—	2
Boeing 787-9/10	4	6	11	9	7	8	45
Total	34	43	64	78	77	67	363

(1)	Our Airbus A320/321neo aircraft orders include 40 long-range variants.
(2)	Airbus has advised us to anticipate several month delays on up to eight Pratt & Whitney powered A320/321neo aircraft scheduled for delivery in 2017.

Our lease placements are progressing in line with expectations. As of December 31, 2016, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2017	34	34	100.0%
2018	43	43	100.0%
2019	64	53	82.8%
2020	78	29	37.2%
2021	77	8	10.4%
Thereafter	67	—	—%
Total	363	167

As of December 31, 2016, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In the last four years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both the passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 6.3% in 2016 over the prior year. In 2015, global passenger traffic demand grew 6.5% compared to 2014, which was in line with the annual growth rate over the past 30 years.  The number of aircraft in service also has grown steadily and the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

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

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured ourselves to have an investment grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

In October 2016, S&P's rating services raised our corporate credit and senior unsecured ratings to 'BBB' with a stable outlook, and in December 2016, Kroll reconfirmed our credit rating of 'A-' with a stable outlook.  In January 2017, Fitch assigned an investment grade rating of 'BBB' to our senior unsecured debt and long-term issuer default rating with a stable outlook.  Our investment grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.  Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets.

During the year ended December 31, 2016, we incurred additional debt financing and capacity aggregating $2.4 billion, which included $2.0 billion in senior unsecured notes, the addition of $387.5 million in capacity to our unsecured revolving credit facility which now totals $3.2 billion and additional debt facilities aggregating $101.5 million. We ended 2016 with total debt outstanding, net of discounts and issuance costs, of $8.7 billion compared to $7.7 billion in 2015. We ended 2016 with total unsecured debt outstanding of $8.1 billion compared to $6.9 billion in 2015, increasing our unsecured debt as a percentage of total debt to 92.4% as of December 31, 2016 compared to 88.4% as of December 31, 2015. Our fixed rate debt as a percentage of total debt increased to 83.5% as of December 31, 2016 from 78.7% as of December 31, 2015.

We increased our cash flows from operations by 21.5% or $180.3 million to $1.0 billion in 2016 as compared to $839.8 million in 2015. Our cash flows from operations increased primarily because of the lease of additional aircraft and the AIG/ILFC settlement in 2015.  Our cash flow used in investing activities was $2.0 billion for the year ended December 31, 2016, which resulted primarily from the purchase of aircraft partially offset by proceeds on the sale of aircraft.  Our cash flow provided by financing activities was $1.1 billion for the year ended December 31, 2016, which resulted primarily from the net proceeds received from the issuance of our unsecured notes in 2016, partially offset by the repayment of outstanding debt.

We ended 2016 with available liquidity of $2.7 billion which is comprised of unrestricted cash of $274.8 million and undrawn balances under our unsecured revolving credit facility of $2.4 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for 2017 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan will remain focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Debt

Our debt financing was comprised of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Unsecured
Senior notes	$6,953,343	$5,677,769
Revolving credit facility	766,000	720,000
Term financings	211,346	292,788
Convertible senior notes	199,995	200,000
Total unsecured debt financing	8,130,684	6,890,557
Secured
Term financings	619,767	477,231
Warehouse facility	—	372,423
Export credit financing	51,574	58,229
Total secured debt financing	671,341	907,883

Total debt financing	8,802,025	7,798,440
Less: Debt discounts and issuance costs	(88,151)	(86,019)
Debt financing, net of discounts and issuance costs	$8,713,874	$7,712,421
Selected interest rates and ratios:
Composite interest rate(1)	3.42%	3.59%
Composite interest rate on fixed rate debt(1)	3.69%	4.04%
Percentage of total debt at fixed rate	83.48%	78.70%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

We issued $2.0 billion in aggregate principal amount of senior unsecured notes during 2016, comprised of (i) $600.0 million in aggregate principal amount of 3.375% notes due 2021; (ii) $100.0 million in aggregate principal amount of 3.00% notes due 2020; (iii) $750.0 million in aggregate principal amount of 3.00% notes due 2023; and (iv) $500.0 million in aggregate principal amount of 2.125% notes due 2020.

As of December 31, 2016, we had $7.0 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.3 years to 7.7 years and bearing interest at fixed rates ranging from 2.125% to 7.375%. As of December 31, 2015, we had $5.7 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

Registered notes.  We have approximately $6.7 billion in aggregate principal amount of senior unsecured notes that we have registered with the SEC.  All of our registered notes may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our registered notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a change of control repurchase event (as defined in the applicable indenture or supplemental indenture) occurs.

Of the $6.7 billion in aggregate principal amount of registered notes, we have approximately $5.2 billion in aggregate principal amount of registered notes that were issued during or after November 2013.  Each of the indentures governing these registered notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

For the approximately $1.5 billion in aggregate principal amount of registered notes that were issued prior to November 2013, each of the indentures governing those registered notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets and interest coverage, and other additional covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets.  The covenants contained in all of the indentures governing our registered notes are subject to a number of important exceptions and qualifications set forth in the applicable indenture, including, with respect to the indentures governing our registered notes issued before November 2013, the suspension of the financial maintenance covenant relating to interest coverage and the covenant that limits our payment of dividends on or purchases of certain equity interests and prepayments of subordinated indebtedness when such registered notes are rated investment grade (as defined in the applicable indenture).  As of December 31, 2016, such registered notes were investment grade rated as defined in the applicable indenture. We believe that we were in compliance with all covenants contained in the indentures governing our registered notes as of December 31, 2016.

The indentures governing our registered notes also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the indentures.

Unregistered notes.  We have approximately $246.3 million in aggregate principal amount of senior unsecured notes that we have not registered with the SEC and that are governed by various purchase agreements.  Our unregistered notes, like our registered notes, may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our unregistered notes also require us to offer to purchase all of the notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest if a change of control (as defined in the applicable purchase agreement) occurs.

The purchase agreements governing our unregistered notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets, interest coverage and consolidated leverage ratio. In addition, the purchase agreements contain covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable purchase agreement, including, with respect to the purchase agreement governing certain tranches of unregistered notes, the suspension of the financial maintenance covenant relating to interest coverage and the covenant that limits our ability to pay dividends on or purchase certain equity interests and prepay subordinated indebtedness when the unregistered notes governed by such purchase agreement are rated investment grade (as defined in the applicable purchase agreement). As of December 31, 2016, such unregistered notes were investment grade rated as defined in the applicable purchase agreement. We believe that we were in compliance with all covenants contained in the purchase agreements governing our unregistered notes as of December 31, 2016.

The purchase agreements also provide for customary events of default . If any event of default occurs, any amount then outstanding under the relevant purchase agreement may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the purchase agreements.

Unsecured revolving credit facility

We have a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014 (as amended, modified and supplemented thereafter), with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The unsecured revolving credit facility currently provides us with financing capacity of up to $3.2 billion subject to the terms and conditions set forth therein. Lenders hold revolving commitments totaling $2.8 billion that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $65.0 million that mature on May 5, 2018. The unsecured revolving credit facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to $4.0 billion under certain circumstances.

As of December 31, 2016, borrowings under the unsecured revolving credit facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 20 basis points per year (also subject to increases based on declines in the credit ratings for our debt) in respect of total commitments under the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

The total amount outstanding under our unsecured revolving credit facility was $766.0 million and $720.0 million as of December 31, 2016 and December 31, 2015, respectively.

The unsecured revolving credit facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create or assume certain unsecured indebtedness, and our and our subsidiaries’ abilities to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The unsecured revolving credit facility also requires us to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including a maximum consolidated leverage ratio, minimum consolidated shareholders’ equity and minimum consolidated unencumbered assets, as well as an interest coverage test that will be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility). The covenant limiting our and our subsidiaries' abilities to declare or make certain dividends and distributions will also be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility).  As of December 31, 2016, such investment grade rating as defined in the unsecured revolving credit facility was achieved. We believe we were in compliance with all covenants contained in our unsecured revolving credit facility as of December 31, 2016. In addition, the unsecured revolving credit facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the unsecured revolving credit facility and require immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the credit agreement governing the unsecured revolving credit facility.

Unsecured term financings

From time to time, we enter into unsecured term facilities. During 2016, we entered into six additional unsecured term facilities aggregating $101.5 million with terms ranging from one to three years and with five facilities bearing interest at a fixed rate of 3.00% per annum and one facility bearing interest at a floating rate of LIBOR plus 1.00%. The outstanding balance on our unsecured term facilities as of December 31, 2016 was $211.3 million, bearing interest at fixed rates ranging from 2.85% to 3.50% and one facility bearing interest at a floating rate of LIBOR plus 1.00%. As of December 31, 2016, the remaining maturities of all unsecured term facilities ranged from approximately 0.1 years to approximately 3.9 years.  As of December 31, 2015, the outstanding balance on our unsecured term facilities was $292.8 million.

Convertible senior notes

In November 2011, we issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. The convertible notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable in arrears on June 1 and December 1 of each year. The convertible notes are convertible at the option of the holder into shares of our Class A common stock at a price of $29.65 per share.

Secured term financings

We fund some aircraft purchases through secured term financings. Our various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by our entities to airlines. We guarantee the obligations of the entities under certain of the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves or a combination thereof.  Included in our secured term financings are two prior warehouse facilities that we refinanced into secured term loans in March 2014 and June 2016.

The secured term facilities contain customary covenants for financings of these types, including covenants that limit the borrowers’ actions to those of special purpose entities engaged in the ownership and leasing of a particular aircraft and restrict their ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The secured term facilities also contain limitations on the Company’s ability to transfer the equity interests of such subsidiaries or to incur, create or assume liens on such equity interests or the collateral securing such secured term facilities. Certain of the facilities require us to comply with certain financial maintenance covenants. In addition, the secured term facilities contain customary events of default for such financings. In the case of an event of default, the lenders may require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreements governing the secured term facilities. We believe we were in compliance with the covenants contained in our secured term facilities as of December 31, 2016.

In June 2016, the availability period for our ability to draw from our remaining warehouse facility expired.  The outstanding drawn balance at the end of the availability period was converted to an amortizing, four-year term loan with an interest rate of LIBOR plus 2.00%.  As of December 31, 2016, our outstanding balance was $245.2 million and 12 aircraft with a net book value of $440.2 million were pledged as collateral. As of December 31, 2015, we had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

As of December 31, 2016, the outstanding balance on our secured term facilities, including the converted warehouse facilities, was $619.8 million and we had pledged 23 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of December 31, 2016 was comprised of $31.7 million fixed rate debt and $588.1 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively.  As of December 31, 2016, the remaining maturities of all secured term facilities ranged from approximately 0.1 years to approximately 6.5 years.

As of December 31, 2015, the outstanding balance on our secured term facilities, including the converted warehouse facilities, was $849.7 million and we had pledged 29 aircraft as collateral with a net book value of $1.5 billion. The outstanding balance under our secured term facilities as of December 31, 2015 was comprised of $75.1 million fixed rate debt and $774.6 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively.

Export credit financings

In March 2013, we issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States. The notes mature on August 15, 2024 and bear interest at a rate of 1.617% per annum. We used the proceeds of the offering to refinance a portion of the purchase price of two Boeing aircraft, which serve as collateral for the notes, and the related premium charged by Export-Import Bank for its guarantee of the notes.  As of December 31, 2016 and 2015, we had $51.6 million and $58.2 million in export credit financing outstanding, respectively.

Credit Ratings

In October 2016, S&P's rating services raised our corporate credit and senior unsecured ratings to 'BBB' with a stable outlook, and in December 2016, Kroll reconfirmed our credit rating of 'A-' with a stable outlook.  In January 2017, Fitch assigned an investment grade rating of 'BBB' to our senior unsecured debt and long-term issuer default rating with a stable outlook.  Our investment grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.  Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets.

The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Standard and Poor's	BBB	BBB	Stable Outlook	October 17, 2016
Fitch Ratings	BBB	BBB	Stable Outlook	January 16, 2017
Kroll Bond Ratings	A−	A−	Stable Outlook	December 16, 2016

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Revenues
Rental of flight equipment	$1,339,002	$1,174,544	$991,241
Aircraft sales, trading and other	80,053	48,296	59,252
Total revenues	1,419,055	1,222,840	1,050,493
Expenses
Interest	255,259	235,637	192,818
Amortization of debt discounts and issuance costs	30,942	30,507	27,772
Interest expense	286,201	266,144	220,590
Depreciation of flight equipment	452,682	397,760	336,657
Settlement	—	72,000	—
Selling, general and administrative	82,993	76,961	82,422
Stock-based compensation	16,941	17,022	16,048
Total expenses	838,817	829,887	655,717
Income before taxes	580,238	392,953	394,776
Income tax expense	(205,313)	(139,562)	(138,778)
Net income	$374,925	$253,391	$255,998

Net income per share of Class A and B common stock
Basic	$3.65	$2.47	$2.51
Diluted	$3.44	$2.34	$2.38

Weighted-average shares outstanding
Basic	102,801,161	102,547,774	102,142,828
Diluted	110,798,727	110,628,865	110,192,771

Other financial data
Pre-tax profit margin	40.9%	32.1%	37.6%
Adjusted net income before income taxes(1)	$622,871	$507,982	$438,596
Adjusted margin before income taxes(1)	44.1%	41.7%	41.8%
Adjusted diluted earnings per share before income taxes(1)	$5.67	$4.64	$4.03

(1)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted margin before income taxes (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes do not reflect our cash expenditures or changes in or cash requirements for our working capital needs.  In addition, our calculation of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes may differ from the adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Year Ended
	December 31,
	2016	2015	2014
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$374,925	$253,391	$255,998
Amortization of debt discounts and issuance costs	30,942	30,507	27,772
Stock-based compensation	16,941	17,022	16,048
Settlement	—	72,000	—
Insurance recovery on settlement	(5,250)	(4,500)	—
Provision for income taxes	205,313	139,562	138,778
Adjusted net income before income taxes	$622,871	$507,982	$438,596

Adjusted margin before income taxes(1)	44.1%	41.7%	41.8%

(1)	Adjusted margin before income taxes is adjusted net income before income taxes divided by total revenues, excluding insurance recoveries.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2016	2015	2014
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$374,925	$253,391	$255,998
Amortization of debt discounts and issuance costs	30,942	30,507	27,772
Stock-based compensation	16,941	17,022	16,048
Settlement	—	72,000	—
Insurance recovery on settlement	(5,250)	(4,500)	—
Provision for income taxes	205,313	139,562	138,778
Adjusted net income before income taxes	$622,871	$507,982	$438,596
Assumed conversion of convertible senior notes	5,780	5,806	5,811
Adjusted net income before income taxes plus assumed conversions	$628,651	$513,788	$444,407
Weighted-average diluted shares outstanding	110,798,727	110,628,865	110,192,771
Adjusted diluted earnings per share before income taxes	$5.67	$4.64	$4.03

2016 Compared to 2015

Rental revenue

As of December 31, 2016, we owned 237 aircraft with a net book value of $12.0 billion and recorded $1.3 billion in rental revenue for the year then ended, which included overhaul revenue, net of amortization of initial direct costs, of $11.3 million. In the prior year, as of December 31, 2015, we owned 240 aircraft with a net book value of $10.8 billion and recorded $1.2 billion in rental revenue for the year ended December 31, 2015, which included overhaul revenue, net of amortization of initial direct costs, of $24.9 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $12.0 billion as of December 31, 2016 from $10.8 billion as of December 31, 2015.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $80.1 million for the year ended December 31, 2016 compared to $48.3 million for the year ended December 31, 2015. During the year ended December 31, 2016, we sold 46 aircraft from our operating lease portfolio recording gains on aircraft sales and trading activity of $61.5 million.  In addition, we received insurance proceeds of $5.25 million in connection with the litigation settlement discussed in Note 14 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2015, we sold 24 aircraft from our operating lease portfolio recording gains on aircraft sales and trading activity of $33.9 million and received $4.5 million of insurance proceeds in connection with the litigation settlement.

Interest expense

Interest expense totaled $286.2 million for the year ended December 31, 2016 compared to $266.1 million for the year ended December 31, 2015. The change was primarily due to an increase in our average outstanding debt balances, partially offset by a decrease in our composite cost of funds, resulting in a $19.6 million increase in interest and a $0.4 million increase in amortization of our discounts and deferred debt issue costs. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $452.7 million in depreciation expense of flight equipment for the year ended December 31, 2016 compared to $397.8 million for the year ended December 31, 2015. The increase in depreciation expense for 2016, compared to 2015, was primarily attributable to the increase in fleet net of sales.

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

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $83.0 million for the year ended December 31, 2016 compared to $77.0 million for the year ended December 31, 2015. Selling, general and administrative expense as a percentage of total revenue decreased to 5.8% for the year ended December 31, 2016 compared to 6.3% for the year ended December 31, 2015.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $16.9 million for the year ended December 31, 2016 compared to $17.0 million for the year ended December 31, 2015. See Note 11 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation.

Taxes

The effective tax rate for the year ended December 31, 2016 was 35.4% compared to 35.5% for the year ended December 31, 2015.  The change in effective tax rate for the respective periods is due to the effect of changes in permanent differences.

Net income

For the year ended December 31, 2016, we reported consolidated net income of $374.9 million, or $3.44 per diluted share, compared to a consolidated net income of $253.4 million, or $2.34 per diluted share, for the year ended December 31, 2015. The increase in net income for 2016, compared to 2015, was primarily attributable to the increase in net book value of our operating lease portfolio and the settlement expense incurred in 2015 related to the AIG/ILFC litigation.

Adjusted net income before income taxes

For the year ended December 31, 2016, we recorded adjusted net income before income taxes of $622.9 million, or $5.67 per diluted share, compared to an adjusted net income before income taxes of $508.0 million, or $4.64 per diluted share, for the year ended December 31, 2015. The increase in adjusted net income before income taxes for 2016, compared to 2015, was primarily attributable to the increase in net book value of our operating lease portfolio.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP.  See Note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes as a non-GAAP measure and a reconciliation of this measure to net income.

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

Adjusted net income before income taxes

For the year ended December 31, 2015, we recorded adjusted net income before income taxes of $508.0 million, or $4.64 per diluted share, compared to an adjusted net income before income taxes of $438.6 million, or $4.03 per diluted share, for the year ended December 31, 2014. The increase in adjusted net income before income taxes for 2015, compared to 2014, was primarily attributable to the acquisition and lease of additional aircraft.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP.  See Note 2 in "Item 6. Selected Financial Data" of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes as a non-GAAP measure and a reconciliation of this measure to net income.

Contractual Obligations

Our contractual obligations as of December 31, 2016 are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations	$1,411,656	$1,460,578	$1,049,196	$1,837,667	$1,121,777	$1,921,151	$8,802,025
Interest payments on debt outstanding(1)	271,591	227,939	180,494	134,206	88,539	124,122	1,026,891
Purchase commitments	2,893,335	3,842,954	5,010,801	6,207,348	5,668,152	4,276,303	27,898,893
Operating leases	2,619	2,926	3,232	3,111	2,946	6,804	21,638
Total	$4,579,201	$5,534,397	$6,243,723	$8,182,332	$6,881,414	$6,328,380	$37,749,447

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2016.

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

Lease revenue

We lease flight equipment principally under operating leases and report rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in “Rentals received in advance” on our Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in “Lease receivables,” as a component of “Other assets” on our Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past‑due rentals based on management’s assessment of collectability. Our management team monitors all lessees with past due lease payments (if any) and discusses relevant operational and financial issues facing those lessees with our marketing executives in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, we will not recognize rental income for amounts due under our lease contracts and will recognize revenue for such lessees on a cash basis. Should a lessee’s credit quality deteriorate, we may be required to record an allowance for doubtful accounts and/or stop recognizing revenue until cash is received.

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

Any Maintenance Reserves or end of lease payments collected that were not reimbursed to the lessee during the term of the lease for a Qualifying Event are recognized as Rental revenues at the end of the lease. Leases that contain provisions which require us to pay a portion of a lessee's major maintenance based on the usage of the aircraft and major life-limited components that were incurred prior to the current lease are recorded as lease incentives based on estimated payments we expect to pay the lessee.  These lease incentives are amortized as a reduction of Rental revenues over the term of the lease.

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

Major aircraft improvements and modifications incurred during an off-lease period are capitalized and depreciated over the remaining life of the flight equipment. In addition, costs paid by the Company for scheduled maintenance and overhauls are capitalized and depreciated over a period to the next scheduled maintenance or overhaul event. Miscellaneous repairs are expensed when incurred.

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

Maintenance Rights

We identify, measure and account for maintenance right assets and liabilities associated with our acquisitions of aircraft with in-place leases. A maintenance right asset represents the fair value of our contractual right under a lease to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents our obligation to pay the lessee for the difference between the lease end contractual maintenance condition of the aircraft and the actual maintenance condition of the aircraft on the acquisition date.

Our aircraft are typically subject to triple-net leases pursuant to which the lessee is responsible for maintenance, which is accomplished through one of two types of provisions in its leases: (i) end of lease return conditions (“EOL Leases”) or (ii) periodic maintenance payments (“MR Leases”).

(i) EOL Leases

Under EOL Leases, the lessee is obligated to comply with certain return conditions which require the lessee to perform maintenance on the aircraft or make cash compensation payments at the end of the lease to bring the aircraft into a specified maintenance condition.

Maintenance right assets in EOL Leases represent the difference in value between the contractual right to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. Maintenance right liabilities exist in EOL Leases if, on the acquisition date, the maintenance condition of the aircraft is greater than the contractual return condition in the lease and we are required to pay the lessee in cash for the improved maintenance condition. Maintenance right assets, net will be recorded as a component of flight equipment subject to operating leases on our Consolidated Balance Sheet.

When we record maintenance right assets with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to us by the lessee, the maintenance right asset is relieved and an aircraft improvement is recorded to the extent the improvement is substantiated and deemed to meet our capitalization policy; (ii) the lessee pays us cash compensation at lease expiry in excess of the value of the maintenance right asset, the maintenance right asset is relieved and any excess is recognized as end of lease income; or (iii) the lessee pays us cash compensation at lease expiry that is less than the value of the maintenance right asset, the cash is applied to the maintenance right asset and the balance of such asset is relieved and recorded as an aircraft improvement to the extent the improvement is substantiated and meets our capitalization policy. Any aircraft improvement will be depreciated over a period to the next scheduled maintenance event in accordance with our policy with respect to major maintenance and included in depreciation of flight equipment on our Consolidated Statement of Income.

When we record maintenance right liabilities with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment by us to the lessee, the maintenance right liability is relieved and end of lease income is recognized; (ii) we pay the lessee cash compensation at lease expiry of less than the value of the maintenance right liability, the maintenance right liability is relieved and any difference is recognized as end of lease income; or (iii) we pay the lessee cash compensation at lease expiry in excess of the value of the maintenance right liability, the maintenance right liability is relieved and the excess amount is recorded as an aircraft improvement asset to the extent that it meets our capitalization policy.

(ii) MR Leases

Under MR Leases, the lessee is required to make periodic payments to the Company for maintenance based upon planned usage of the aircraft. When a Qualifying Event occurs during the lease term, we are required to reimburse the lessee for the costs associated with such maintenance. At the end of lease, we are entitled to retain any cash receipts in excess of the required reimbursements to the lessee.

Maintenance right assets in MR Leases represent the right to receive an aircraft in an improved condition relative to the actual condition on the acquisition date. The aircraft is improved by the performance of a Qualifying Event paid for by the lessee who is reimbursed by us from the periodic maintenance payments that it receives. Maintenance right assets, net will be recorded as a component of flight equipment subject to operating leases on our balance sheet.

When we record maintenance right assets with respect to MR Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry and no Qualifying Event has been performed by the lessee since the acquisition date, the maintenance right asset is offset by the amount of the associated maintenance payment liability and any excess is recorded as end of lease income; or (ii) we have reimbursed the lessee for the performance of a Qualifying Event, the maintenance right asset is relieved and an aircraft improvement is recorded to the extent of that it meets our capitalization policy.

There are no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2016 and 2015, we had $1.5 billion and $1.7 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2016 and December 31, 2015 of approximately $14.5 million and $16.6 million, each on an annualized basis, which would put downward pressure on our operating margins. The decrease in additional interest expense the Company would incur is primarily due to a decrease in the floating-rate debt outstanding as of December 31, 2016 compared to December 31, 2015.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2016 and 2015, 1.0% and 0.8% of our lease revenues were denominated in Euros, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Air Lease Corporation:

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of Air Lease Corporation and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Lease Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Lease Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Air Lease Corporation:

We have audited Air Lease Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Air Lease Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Lease Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Lease Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 23, 2017

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	( in thousands, except share data)
Assets
Cash and cash equivalents	$274,802	$156,675
Restricted cash	16,000	16,528
Flight equipment subject to operating leases	13,597,530	12,026,798
Less accumulated depreciation	(1,555,605)	(1,213,323)
	12,041,925	10,813,475
Deposits on flight equipment purchases	1,290,676	1,071,035
Other assets	352,213	297,385
Total assets	$13,975,616	$12,355,098
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$256,775	$215,983
Debt financing, net of discounts and issuance costs	8,713,874	7,712,421
Security deposits and maintenance reserves on flight equipment leases	856,335	853,330
Rentals received in advance	99,385	91,485
Deferred tax liability	667,060	461,967
Total liabilities	$10,593,429	$9,335,186
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 102,844,477 and 102,582,669 shares at December 31, 2016 and December 31, 2015, respectively	1,010	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,237,866	2,227,376
Retained earnings	1,143,311	791,526
Total shareholders’ equity	$3,382,187	$3,019,912
Total liabilities and shareholders’ equity	$13,975,616	$12,355,098

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenues	(in thousands, except share data)
Rental of flight equipment	$1,339,002	$1,174,544	$991,241
Aircraft sales, trading and other	80,053	48,296	59,252
Total revenues	1,419,055	1,222,840	1,050,493
Expenses
Interest	255,259	235,637	192,818
Amortization of debt discounts and issuance costs	30,942	30,507	27,772
Interest expense	286,201	266,144	220,590
Depreciation of flight equipment	452,682	397,760	336,657
Settlement	—	72,000	—
Selling, general and administrative	82,993	76,961	82,422
Stock-based compensation	16,941	17,022	16,048
Total expenses	838,817	829,887	655,717
Income before taxes	580,238	392,953	394,776
Income tax expense	(205,313)	(139,562)	(138,778)
Net income	$374,925	$253,391	$255,998

Net income per share of Class A and Class B common stock:
Basic	$3.65	$2.47	$2.51
Diluted	$3.44	$2.34	$2.38
Weighted-average shares outstanding
Basic	102,801,161	102,547,774	102,142,828
Diluted	110,798,727	110,628,865	110,192,771

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2013	—	—	101,822,676	$1,009	—	—	$2,209,566	$312,859	$2,523,434
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	1,028,654	1	—	—	943	—	944
Stock-based compensation expense	—	—	—	—	—	—	16,048	—	16,048
Cash dividends (declared $0.13 per share)	—	—	—	—	—	—	—	(13,284)	(13,284)
Tax benefits from stock based compensation arrangements	—	—	—	—	—	—	7,011	—	7,011
Tax withholdings on stock based compensation	—	—	(459,122)	—	—	—	(18,089)	—	(18,089)
Net income	—	—	—	—	—	—	—	255,998	255,998
Balance at December 31, 2014	—	—	102,392,208	$1,010	—	—	$2,215,479	$555,573	$2,772,062
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	321,395	—	—	—	177	—	177
Stock-based compensation expense	—	—	—	—	—	—	17,022	—	17,022
Cash dividends (declared $0.17 per share)	—	—	—	—	—	—	—	(17,438)	(17,438)
Tax withholdings on stock based compensation	—	—	(130,934)	—	—	—	(5,302)	—	(5,302)
Net income	—	—	—	—	—	—	—	253,391	253,391
Balance at December 31, 2015	—	—	102,582,669	$1,010	—	—	$2,227,376	$791,526	$3,019,912
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	452,759	—	—	—	96	—	96
Stock-based compensation expense	—	—	—	—	—	—	16,941	—	16,941
Cash dividends (declared $0.225 per share)	—	—	—	—	—	—	—	(23,140)	(23,140)
Tax withholdings on stock based compensation	—	—	(190,951)	—	—	—	(6,547)	—	(6,547)
Net income	—	—	—	—	—	—	—	374,925	374,925
Balance at December 31, 2016	—	—	102,844,477	$1,010	—	—	$2,237,866	$1,143,311	$3,382,187

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Operating Activities
Net income	$374,925	$253,391	$255,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	452,682	397,760	336,657
Stock-based compensation	16,941	17,022	16,048
Deferred taxes	205,313	138,608	137,107
Tax benefits from stock-based compensation arrangements	—	—	(7,011)
Amortization of discounts and debt issuance costs	30,942	30,507	27,772
Gain on aircraft sales, trading and other activity	(61,494)	(33,898)	(56,457)
Changes in operating assets and liabilities:
Other assets	(53,114)	4,162	(1,191)
Accrued interest and other payables	45,983	16,635	45,738
Rentals received in advance	7,900	15,608	14,357
Net cash provided by operating activities	1,020,078	839,795	769,018
Investing Activities
Acquisition of flight equipment under operating lease	(1,914,093)	(2,088,646)	(1,568,748)
Payments for deposits on flight equipment purchases	(868,091)	(597,170)	(601,307)
Proceeds from aircraft sales, trading and other activity	988,040	752,747	603,849
Acquisition of furnishings, equipment and other assets	(211,372)	(219,732)	(239,451)
Net cash used in investing activities	(2,005,516)	(2,152,801)	(1,805,657)
Financing Activities
Issuance of common stock upon exercise of options	20	60	944
Cash dividends paid	(20,555)	(16,405)	(12,243)
Tax withholdings on stock-based compensation	(5,890)	(5,302)	(18,089)
Tax benefits from stock-based compensation arrangements	—	—	7,011
Net change in unsecured revolving facilities	46,000	151,000	(239,000)
Proceeds from debt financings	2,021,966	1,232,384	1,663,120
Payments in reduction of debt financings	(1,093,910)	(328,248)	(577,212)
Net change in restricted cash	528	(9,059)	79,839
Debt issuance costs	(5,042)	(4,518)	(7,975)
Security deposits and maintenance reserve receipts	218,754	218,380	185,639
Security deposits and maintenance reserve disbursements	(58,306)	(51,430)	(32,749)
Net cash provided by financing activities	1,103,565	1,186,862	1,049,285
Net increase (decrease) in cash	118,127	(126,144)	12,646
Cash and cash equivalents at beginning of period	156,675	282,819	270,173
Cash and cash equivalents at end of period	$274,802	$156,675	$282,819
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $40,883, $40,118 and $42,775 at December 31, 2016, 2015 and 2014, respectively	$293,969	$259,968	$211,345
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$873,828	$944,469	$756,286
Cash dividends declared, not yet paid	$7,714	$5,129	$4,096

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar‑Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2016 we owned a fleet of 237 aircraft and had 363 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

Rental of flight equipment

The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company’s Consolidated Balance Sheet until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company’s Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past‑due rentals based on management’s assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis. As of December 31, 2016 and 2015, the Company had no such allowance, and no leases were on a cash basis.

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off‑lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Income for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines and other major life‑limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves payment made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such Qualifying Event. The Company records as “Rental of flight equipment” revenue, the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of “Security deposits and overhaul reserves on flight equipment leases” in our Consolidated Balance Sheet.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Any Maintenance Reserves or end of lease payments collected that were not reimbursed to the lessee during the term of the lease for a Qualifying Event are recognized as Rental revenues at the end of the lease. Prior to the fourth quarter of 2016, Maintenance Reserves and end of lease payments which were committed to a subsequent lessee were not recognized as rental revenues at the end of the lease.  Leases that contain provisions which require us to pay a portion of a lessee's major maintenance based on the usage of the aircraft and major life-limited components that were incurred prior to the current lease are recorded as lease incentives based on estimated payments we expect to pay the lessee.  These lease incentives are amortized as a reduction of Rental revenues over the term of the lease.

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

Major aircraft improvements and modifications incurred during an off-lease period are capitalized and depreciated over the remaining life of the flight equipment. In addition, costs paid by us for scheduled maintenance and overhauls are capitalized and depreciated over a period to the next scheduled maintenance or overhaul event. Miscellaneous repairs are expensed when incurred.

Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. We develop assumptions used

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third‑party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. Our Fair Value Policy is described below under “Fair Value Measurements.”

Maintenance Rights

In the fourth quarter of 2016, the Company adopted a new accounting policy for maintenance rights.  The Company now identifies, measures and accounts for maintenance right assets and liabilities associated with its acquisitions of aircraft with in-place leases. A maintenance right asset represents the fair value of the Company’s contractual right under a lease to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents the Company’s obligation to pay the lessee for the difference between the lease end contractual maintenance condition of the aircraft and the actual maintenance condition of the aircraft on the acquisition date.

The Company’s aircraft are typically subject to triple-net leases pursuant to which the lessee is responsible for maintenance, which is accomplished through one of two types of provisions in its leases: (i) end of lease return conditions (“EOL Leases”) or (ii) periodic maintenance payments (“MR Leases”).

(i) EOL Leases

Under EOL Leases, the lessee is obligated to comply with certain return conditions which require the lessee to perform maintenance on the aircraft or make cash compensation payments at the end of the lease to bring the aircraft into a specified maintenance condition.

Maintenance right assets in EOL Leases represent the difference in value between the contractual right to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. Maintenance right liabilities exist in EOL Leases if, on the acquisition date, the maintenance condition of the aircraft is greater than the contractual return condition in the lease and the Company is required to pay the lessee in cash for the improved maintenance condition. Maintenance rights, net of accumulated amortization, are recorded as a component of flight equipment subject to operating leases on the Consolidated Balance Sheet.

When the Company has recorded maintenance right assets with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to the Company by the lessee, the maintenance right asset is relieved and an aircraft improvement is recorded to the extent the improvement is substantiated and deemed to meet the Company’s capitalization policy; (ii) the lessee pays the Company cash compensation at lease expiry in excess of the value of the maintenance right asset, the maintenance right asset is relieved and any excess is recognized as end of lease income; or (iii) the lessee pays the Company cash compensation at lease expiry that is less than the value of the maintenance right asset, the cash is applied to the maintenance right asset and the balance of such asset is relieved and recorded as an aircraft improvement to the extent the improvement is substantiated and meets the Company’s capitalization policy. Any aircraft improvement will be depreciated over a period to the next scheduled maintenance event in accordance with the Company’s policy with respect to major maintenance and included in depreciation of flight equipment on the Company’s Consolidated Statement of Income.

When the Company has recorded maintenance right liabilities with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

without any cash payment by the Company to the lessee, the maintenance right liability is relieved and end of lease income is recognized; (ii) the Company pays the lessee cash compensation at lease expiry of less than the value of the maintenance right liability, the maintenance right liability is relieved and any difference is recognized as end of lease income; or (iii) the Company pays the lessee cash compensation at lease expiry in excess of the value of the maintenance right liability, the maintenance right liability is relieved and the excess amount is recorded as an aircraft improvement to the extent of that it meets our capitalization policy.

(ii) MR Leases

Under MR Leases, the lessee is required to make periodic payments to us for maintenance based upon planned usage of the aircraft. When a Qualifying Event occurs during the lease term, the Company is required to reimburse the lessee for the costs associated with such an event. At the end of lease, the Company is entitled to retain any cash receipts in excess of the required reimbursements to the lessee.

Maintenance right assets in MR Leases represent the right to receive an aircraft in an improved condition relative to the actual condition on the acquisition date. The aircraft is improved by the performance of a Qualifying Event paid for by the lessee who is reimbursed by the Company from the periodic maintenance payments that it receives.  Maintenance rights, net of accumulated amortization, are recorded as a component of flight equipment subject to operating leases on the Consolidated Balance Sheet.

When the Company has recorded maintenance right assets with respect to MR Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry and no Qualifying Event has been performed by the lessee since the acquisition date, the maintenance right asset is offset by the amount of the associated maintenance payment liability and any excess is recorded as end of lease income; or (ii) the Company has reimbursed the lessee for the performance of a Qualifying Event, the maintenance right asset is relieved and an aircraft improvement is recorded to the extent of that it meets our capitalization policy.

There are no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

As of December 31, 2016, the cumulative effect of the adoption of this policy, as well as the modification of the policy related to the treatment of maintenance reserves and end of lease payments, discussed under Rental of Flight Equipment, resulted in flight equipment assets of $66.2 million and $28.9 million being reclassified to maintenance right assets and aircraft improvement assets, respectively.  The cumulative effect of the adoption of these policies on our consolidated financial statements was immaterial.

For the year ended December 31, 2016, the Company purchased one aircraft in the secondary market subject to an existing lease.  The total cost for the aircraft was $33.7 million, which included maintenance rights assets of $3.2 million.  For the year ended December 31, 2015, the Company did not purchase any aircraft in the secondary market subject to an existing lease.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), “Revenue from Contracts with Customers (Topic 606)”.  The amendments in ASU 2014-04 supersede most of the current revenue recognition requirements.  The guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public entities, including interim periods within that reporting period, and is required to be applied using either a full retrospective approach or a modified retrospective approach.  Early adoption is only permitted as of reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The standard does not impact the accounting for our lease revenue but may impact the accounting of our revenue other than lease revenue.  We are currently evaluating this guidance to determine the impact it will have on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), “Leases (Topic 842)”.  The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach. Early adoption is permitted. We do not believe that the adoption of the standard will have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued Accounting Standard Update 2016-16 ("ASU 2016-16"), "Income Taxes (Topic 740)".  The ASU 2016-16 requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. ASU 2016-16 will be effective for annual periods beginning after December 15, 2017 for public entities and is required to be adopted using a modified retrospective transition approach. Early adoption is only permitted as of the beginning of an annual reporting period. We are currently evaluating this guidance to determine the impact it will have on our financial statements.

In October 2016, the FASB issued Accounting Standard Update 2016-17 ("ASU 2016-17"), "Consolidations (Topic 810)".  The ASU 2016-17 requires a single decision maker or service provider to consider indirect interests held through related parties under common control proportionately.  ASU 2016-17 will be effective for interim and annual

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

periods beginning after December 15, 2016 for public entities and is required to be adopted using a retrospective approach to all periods beginning with the earliest annual period in which the entity adopted ASU 2015-02.  The standard will not have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standard Update No. 2016-18 ("ASU 2016-18"), "Statement of Cash Flows (Topic 230)".  The amendments in ASU 2016-18 requires entities to show the changes in the total cash, cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  ASU 2016-18 will be effective for interim and annual periods beginning after December 15, 2017 for public entities and is required to be adopted using a retrospective approach. Early adoption is permitted.  We are currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2016 and 2015 is summarized below:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Unsecured
Senior notes	$6,953,343	$5,677,769
Revolving credit facility	766,000	720,000
Term financings	211,346	292,788
Convertible senior notes	199,995	200,000
Total unsecured debt financing	8,130,684	6,890,557
Secured
Term financings	619,767	477,231
Warehouse facility	—	372,423
Export credit financing	51,574	58,229
Total secured debt financing	671,341	907,883

Total debt financing	8,802,025	7,798,440
Less: Debt discounts and issuance costs	(88,151)	(86,019)
Debt financing, net of discounts and issuance costs	$8,713,874	$7,712,421

At December 31, 2016, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including its financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

The Company’s secured obligations as of December 31, 2016 and 2015 are summarized below:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Nonrecourse	$245,155	$372,423
Recourse	426,186	535,460
Total	$671,341	$907,883
Number of aircraft pledged as collateral	25	31
Net book value of aircraft pledged as collateral	$1,421,657	$1,591,350

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior unsecured notes

As of December 31, 2016, the Company had $7.0 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.3 years to 7.7 years and bearing interest at fixed rates ranging from 2.125% to 7.375%. As of December 31, 2015, the Company had $5.7 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

During the year ended December 31, 2016, the Company issued $2.0 billion in aggregate principal amount of senior unsecured notes.

In April 2016, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 3.375%.

In August 2016, the Company issued $100.0 million aggregate principal amount of its 3.00% Senior Unsecured Notes, Series A, due 2020 in a private placement that was not registered with the Securities and Exchange Commission. The Company also entered into an uncommitted shelf facility by which the Company may request that certain parties purchase, until August 2, 2020, up to $200.0 million of additional senior unsecured notes of the Company. The interest rate of such notes will be determined at the time of purchase. The parties to the facility are under no obligation to purchase such notes.

In August 2016, the Company issued $750.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.00%.

In October 2016, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2020 that bear interest at a rate of 2.125%.

Unsecured revolving credit facility

The total amount outstanding under the Company's unsecured revolving credit facility was $766.0 million and $720.0 million as of December 31, 2016 and 2015, respectively.

In August 2016, we executed a commitment increase to our unsecured revolving credit facility.  This increased the aggregate facility capacity by $35.0 million to $3.2 billion.

In May 2016, the Company amended and extended its four-year unsecured revolving credit facility whereby the Company extended the maturity date from May 5, 2019 to May 5, 2020 and increased the total revolving commitments to approximately $3.1 billion from approximately $2.8 billion.  At that time, the unsecured revolving credit facility was priced at LIBOR plus 1.25% with a 0.25% facility fee, each subject to adjustment based on changes in the Company’s credit ratings. Lenders hold revolving commitments totaling approximately $2.8 billion that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $65.0 million that mature on May 5, 2018.

Effective October 17, 2016, the pricing of our unsecured revolving credit facility has been further reduced to LIBOR plus 1.05% with a 0.20% facility fee as a result of the upgraded investment grade corporate credit rating of 'BBB' obtained from S&P.

Unsecured term financings

From time to time, the Company enters into unsecured term facilities. During 2016, the Company entered into six additional unsecured term facilities aggregating $101.5 million with terms ranging from one to three years and with

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

five facilities bearing interest at a fixed rate of 3.00% per annum and one facility bearing interest at a floating rate of LIBOR plus 1.00%. The outstanding balance on our unsecured term facilities as of December 31, 2016 was $211.3 million, bearing interest at fixed rates ranging from 2.85% to 3.50% and one facility bearing interest at a floating rate of LIBOR plus 1.00%.  As of December 31, 2016, the remaining maturities of all unsecured term facilities ranged from approximately 0.1 years to approximately 3.9 years.  As of December 31, 2015, the outstanding balance on our unsecured term facilities was $292.8 million.

Convertible senior notes

In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 (the “Convertible Notes”) in an offering exempt from registration under the Securities Act. The Convertible Notes were sold to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable semi‑annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012.  The Convertible Notes are convertible at the option of the holder into shares of our Class A common stock at a price of $29.65 per share.

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

In June 2016, the availability period for our ability to draw from our warehouse facility expired. The outstanding drawn balance at the end of the availability period was converted to an amortizing, four-year term loan with an interest rate of LIBOR plus 2.00%. As of December 31, 2016, the Company's outstanding balance was $245.2 million and 12 aircraft with a net book value of $440.2 million were pledged as collateral. As of December 31, 2015, the Company had borrowed $372.4 million under our warehouse facility and pledged 14 aircraft as collateral with a net book value of $577.6 million.

As of December 31, 2016, the outstanding balance on our secured term facilities, including the converted warehouse facilities, was $619.8 million and we had pledged 23 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of December 31, 2016 was comprised of $31.7 million fixed rate debt and $588.1 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively.  As of December 31, 2016, the remaining maturities of all secured term facilities ranged from approximately 0.1 years to approximately 6.5 years.

As of December 31, 2015, the outstanding balance on our secured term facilities, including the converted warehouse facilities, was $849.7 million and we had pledged 29 aircraft as collateral with a net book value of $1.5 billion. The outstanding balance under our secured term facilities as of December 31, 2015 was comprised of $75.1 million fixed rate debt and $774.6 million floating rate debt, with interest rates ranging from 4.28% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively.

Export credit financings

As of December 31, 2016, the Company had $51.6 million in export credit financing outstanding. As of December 31, 2015, the Company had $58.2 million in export credit financing outstanding.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Maturities

Maturities of debt outstanding as of December 31, 2016 are as follows:

Years ending December 31,	(dollars in thousands)

2017	$1,411,656
2018	1,460,578
2019	1,049,196
2020	1,837,667
2021	1,121,777
Thereafter	1,921,151
Total	$8,802,025

Note 3. Interest Expense

The following table shows the components of interest for the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Interest on borrowings	$296,142	$275,755	$235,593
Less capitalized interest	(40,883)	(40,118)	(42,775)
Interest	255,259	235,637	192,818
Amortization of discounts and deferred debt issue costs	30,942	30,507	27,772
Interest expense	$286,201	$266,144	$220,590

Note 4. Shareholders’ Equity

In 2010, the Company authorized 500,000,000 shares of Class A common stock, $0.01 par value per share, of which 102,844,477 and 102,582,669 shares were issued and outstanding as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had authorized 10,000,000 shares of Class B Non‑Voting common stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2016 and 2015.

On June 4, 2010, the Company issued 482,625 warrants for the purchase of up to 482,625 shares of Class A common stock to two institutional investors (the “Committed Investors”). The warrants have a seven-year term and an exercise price of $20 per share. The Company used the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option‑pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk‑free interest rate and expected dividends. The warrants had a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid‑in capital on the Consolidated Balance Sheet. On October 21, 2013, one of the

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Committed Investors performed a cashless exercise of all of its 214,500 warrants, resulting in the issuance of 63,481 shares of Class A common stock. As of December 31, 2016, the Company had 268,125 warrants remaining outstanding.

As of December 31, 2016 and 2015 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

Note 5. Rental Income

At December 31, 2016, minimum future rentals on non‑cancellable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2016, are as follows:

Years ending December 31,	(dollars in thousands)

2017	$1,369,756
2018	1,352,780
2019	1,282,894
2020	1,146,189
2021	1,025,333
Thereafter	3,211,428
Total	$9,388,380

The Company recorded $29.0 million, $34.0 million and $25.2 million in maintenance reserve revenue based on our lessees’ usage of the aircraft for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table shows the scheduled lease terminations (for the minimum non‑cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2016, updated through February 23, 2017:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A319-100	—	1	—	—	2	—	3
Airbus A320-200	—	4	4	9	7	20	44
Airbus A320-200neo	—	—	—	—	—	1	1
Airbus A321-200	—	2	1	1	—	27	31
Airbus A330-200	—	—	5	2	—	10	17
Airbus A330-300	—	—	—	1	—	4	5
Boeing 737-700	—	2	3	1	2	—	8
Boeing 737-800(1)	—	4	10	11	6	64	95
Boeing 767-300ER	—	—	1	—	—	—	1
Boeing 777-200ER	—	—	—	1	—	—	1
Boeing 777-300ER	—	—	—	—	4	18	22
Boeing 787-9	—	—	—	—	—	3	3
Embraer E190	—	—	3	2	1	—	6
Total	—	13	27	28	22	147	237

(1)	Included in this table are two of our Boeing 737-800 aircraft, currently not on lease but subject to a signed letter of intent, which are currently in transition to be delivered to an airline.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of Risk

Geographical and credit risks

As of December 31, 2016, all of the Company's rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 85 customers whose principal places of business are located in 51 countries as of December 31, 2016 compared to 90 lessees in 50 countries as of December 31, 2015.

Over 95% of our aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of our aircraft portfolio based on net book value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Net Book		Net Book
Region	Value(1)	% of Total	Value(1)	% of Total
	(dollars in thousands)
Europe	$3,547,294	29.5%	$3,238,323	30.0%
China	2,779,546	23.0%	2,444,370	22.6%
Asia (excluding China)	2,739,554	22.7%	2,313,477	21.4%
Central America, South America and Mexico	937,287	7.8%	923,352	8.5%
The Middle East and Africa	935,968	7.8%	1,023,715	9.5%
U.S. and Canada	647,743	5.4%	446,839	4.1%
Pacific, Australia, New Zealand	454,533	3.8%	423,399	3.9%
Total	$12,041,925	100.0%	$10,813,475	100.0%

(1)	As of December 31, 2016 and 2015, we had six and 19 aircraft held for sale, respectively.

At December 31, 2016 and 2015, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2016		December 31, 2015
	Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total
Europe	27	31.8%	27	30.0%
Asia (excluding China)	18	21.2%	19	21.1%
U.S. and Canada	12	14.1%	11	12.2%
China	9	10.6%	12	13.4%
Central America, South America and Mexico	9	10.6%	11	12.2%
The Middle East and Africa	7	8.2%	8	8.9%
Pacific, Australia, New Zealand	3	3.5%	2	2.2%
Total	85	100.0%	90	100.0%

(1)	A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(dollars in thousands)
Europe	$400,491	29.9%	$380,295	32.4%	$337,349	34.0%
Asia (excluding China)	308,658	23.1%	223,284	19.0%	190,389	19.2%
China	293,206	21.9%	265,450	22.6%	218,625	22.1%
Central America, South America and Mexico	112,068	8.4%	114,672	9.8%	111,583	11.3%
The Middle East and Africa	106,300	7.9%	90,416	7.7%	47,958	4.9%
U.S. and Canada	69,918	5.2%	54,294	4.6%	55,007	5.4%
Pacific, Australia, New Zealand	48,361	3.6%	46,133	3.9%	30,330	3.1%
Total	$1,339,002	100.0%	$1,174,544	100.0%	$991,241	100.0%

Based on our lease placements of future new aircraft deliveries, we anticipate that a growing percentage of our aircraft will be located in the Asia, the Central America, South America and Mexico, and the Middle East and Africa regions.

For the years ended December 31, 2016, 2015 and 2014, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2016, 2015 and 2014, no individual airline represented at least 10% of our rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Current:
Federal	$—	$—	$8,092
State	30	—	39
Foreign	848	1,003	551
Deferred:
Federal	203,882	138,517	129,943
State	553	42	153
Foreign	—	—	—
Income tax expense	$205,313	$139,562	$138,778

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income taxes at statutory federal rate	$203,083	35.0%	$137,541	35.0%	$138,172	35.0%
State income taxes, net of federal income tax effect and other	2,230	0.4	2,021	0.5	606	0.2%
	$205,313	35.4%	$139,562	35.5%	$138,778	35.2%

The Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31, 2016	As of December 31, 2015
	(dollars in thousands)
Assets (Liabilities)
Equity compensation	$21,477	$21,420
Net operating losses	48,215	23,306
Rents received in advance	34,883	32,107
Accrued bonus	4,631	3,317
Straight-line rents	3,057	9,142
Other	7,877	7,369
Aircraft depreciation	(787,200)	(558,628)
Total (liabilities) assets	$(667,060)	$(461,967)

The Company has net operating loss carry forwards (NOLs) for federal income tax purposes of $137.1 million and $66.1 million as of December 31, 2016 and 2015, respectively, which are available to offset future taxable income in future periods and begin to expire in 2032.  The Company has NOLs for state income tax purposes of $47.4 million and $44.4 million as of December 31, 2016 and 2015, respectively.  The Company generated $70.9 million and $37.0 million of NOLs for federal income tax purposes for the year ended December 31, 2016 and 2015, respectively. The Company recognizes tax benefits associated with stock based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share based award exceeds the tax effect of the cumulative book compensation charge associated with the award. The Company has suspended windfall tax benefits of $1.3 million as of December 31, 2016 and 2015.  As of December 31, 2016 and 2015, the Company has windfall tax benefits of $1.3 million, included in its U.S. net operating loss carry forward, but not reflected in deferred tax assets. The Company uses a tax law ordering approach to determine if the excess tax deductions associated compensation costs have reduced income taxes payable.

The Company has not recorded a deferred tax valuation allowance as of December 31, 2016 and 2015 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2016 and 2015 the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2012 tax year and forward.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies

Aircraft Acquisition

As of December 31, 2016, we had commitments to acquire a total of 363 new aircraft for delivery through 2023 as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A321-200	1	—	—	—	—	—	1
Airbus A320/321neo(1)(2)	14	17	27	26	22	33	139
Airbus A330-900neo	—	5	5	5	5	5	25
Airbus A350-900/1000	2	4	2	8	8	—	24
Boeing 737-800	9	—	—	—	—	—	9
Boeing 737-8/9 MAX	2	11	19	30	35	21	118
Boeing 777-300ER	2	—	—	—	—	—	2
Boeing 787-9/10	4	6	11	9	7	8	45
Total	34	43	64	78	77	67	363

(1)	Our Airbus A320/321neo aircraft orders include 40 long-range variants.
(2)	Airbus has advised us to anticipate several month delays on up to eight Pratt & Whitney powered A320/321neo aircraft scheduled for delivery in 2017.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $27.9 billion as of December 31, 2016 are as follows:

Years ending December 31,	(dollars in thousands)

2017	$2,893,335
2018	3,842,954
2019	5,010,801
2020	6,207,348
2021	5,668,152
Thereafter	4,276,303
Total	$27,898,893

As of December 31, 2016, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

We have made non‑refundable deposits on the aircraft for which we have commitments to purchase of $1.3 billion and $1.1 billion as of December 31, 2016 and 2015, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Office Lease

The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight‑line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses against rent expense. The Company recorded office lease expense (net of sublease income) of $2.2 million, $2.0 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Commitments for minimum rentals under the non‑cancellable lease term at December 31, 2016 are as follows:

Years ending December 31,	(dollars in thousands)

2017	$2,619
2018	2,926
2019	3,232
2020	3,111
2021	2,946
Thereafter	6,804
Total	$21,638

Note 9. Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti‑dilutive. The Company’s two classes of common stock, Class A and Class B Non‑Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of December 31, 2016, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2016, 2015 and 2014, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share.  In addition, the Company excluded 1,005,697, 993,092 and 969,225 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2016, 2015 and 2014, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands, except share and per share amounts)
Basic net income per share:
Numerator
Net income	$374,925	$253,391	$255,998
Denominator
Weighted-average common shares outstanding	102,801,161	102,547,774	102,142,828
Basic net income per share	$3.65	$2.47	$2.51
Diluted net income per share:
Numerator
Net income	$374,925	$253,391	$255,998
Assumed conversion of convertible senior notes	5,780	5,806	5,811
Net income plus assumed conversions	$380,705	$259,197	$261,809
Denominator
Number of shares used in basic computation	102,801,161	102,547,774	102,142,828
Weighted-average effect of dilutive securities	7,997,566	8,081,091	8,049,943
Number of shares used in per share computation	110,798,727	110,628,865	110,192,771
Diluted net income per share	$3.44	$2.34	$2.38

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non‑recurring Basis

The Company had no assets or liabilities which were measured at fair value on a recurring or non‑recurring basis as of December 31, 2016 or 2015.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2016 was $8.9 billion compared to a book value of $8.8 billion. The estimated fair value of debt financing as of December 31, 2015 was $7.9 billion compared to a book value of $7.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at December 31, 2016, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2016 and 2015 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 11. Stock‑based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2016, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 6,034,513, which includes 1,034,513 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book‑value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period. Book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2016, the Company had 1,129,045 unvested RSUs outstanding of which 592,287 are TSR RSUs.

The Company recorded $16.9 million, $17.0 million and $16.0 million of stock‑based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Estimated volatility of the Company’s common stock for new grants is determined by using historical volatility of the Company’s peer group. Due to our limited operating history at the time of grant, there was no historical exercise data to provide a reasonable basis which the Company could use to estimate expected terms. Accordingly, the Company used the “simplified method” as permitted under Staff Accounting Bulletin No. 110. The risk‑free interest rate used in the option valuation model was derived from U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimated forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2016, 2015 and 2014, the Company did not grant any Stock Options.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity in accordance with the Company’s stock option plan for the year ended December 31, 2016 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2013	3,357,658	$20.39	6.49	35,883
Granted	—	—	—	—
Exercised	(45,500)	$20.00	—	814
Forfeited/canceled	—	—	—	—
Balance at December 31, 2014	3,312,158	$20.40	5.49	46,077
Granted	—	—	—	—
Exercised	(3,000)	$20.00	—	49
Forfeited/canceled	—	—	—	—
Balance at December 31, 2015	3,309,158	$20.40	4.50	43,287
Granted	—	—	—	—
Exercised	(1,000)	$20.00	—	14
Forfeited/canceled	—	—	—	—
Balance at December 31, 2016	3,308,158	$20.40	3.50	46,086
Vested and exercisable as of December 31, 2016	3,308,158	$20.40	3.50	46,086

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of December 31, 2016, 2015 and 2014, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding employee stock options. As a result, there was no stock-based compensation expense related to Stock Options for the year ended December 31, 2016, 2015 and 2014.

The following table summarizes additional information regarding outstanding, exercisable and vested stock options at December 31, 2016:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted-		Weighted-
		Average		Average
	Number of	Remaining Life	Number of	Remaining Life
Range of exercise prices	Shares	(in years)	Shares	(in years)
$20.00	3,158,158	3.46	3,158,158	3.46
$28.80	150,000	4.32	150,000	4.32
$20.00 - $28.80	3,308,158	3.50	3,308,158	3.50

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the year ended December 31, 2016, the Company granted 612,635 RSUs of which 276,044 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2016:

	Unvested Restricted Stock Units
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2015	993,092	$41.62
Granted	612,635	$29.54
Vested	(455,242)	$35.80
Forfeited/canceled	(21,440)	$38.48
Unvested at December 31, 2016	1,129,045	$37.47
Expected to vest after December 31, 2016(1)	1,115,358	$37.47

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

At December 31, 2016, the outstanding RSUs are expected to vest as follows: 2017—463,689; 2018—324,519; and 2019—327,150. The Company recorded $16.9 million, $17.0 million and $16.0 million of stock‑based compensation expense related to RSUs for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 there was $42.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock‑based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 1.60 years.

Note 12. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed Blackbird Capital I, LLC (“Blackbird”) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe.  We will also provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.8 million, $2.2 million and $9.0 million of gains on the sale of aircraft to Blackbird, respectively.  As of December 31, 2016 and 2015, the amounts due from Blackbird to the Company were $0.7 million for each of the periods.  The Company's investment in Blackbird was $25.1 million and $18.6 million as of December 31, 2016 and 2015, respectively and is included in other assets on the Consolidated Balance Sheet.

Note 13. Flight Equipment Held for Sale

In December 2015, we entered into an agreement to sell our fleet of 25 ATR turboprop aircraft. As of December 31, 2016, we have completed the sale of all the ATR aircraft to Nordic Aviation Capital A/S (“NAC”).

In May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to NAC. As of December 31, 2016, twenty aircraft had been transferred to NAC and the remaining five delivered aircraft were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet. We expect the sale of the five aircraft held for sale to be completed during the first quarter of 2017.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, we had six aircraft classified held for sale with a carrying value of $163.4 million.   We ceased recognition of depreciation expense on these aircraft. As of December 31, 2015, we had 19 aircraft classified as flight equipment held for sale with a carrying value of $305.9 million.

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

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release ("the Settlement Agreement") with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation were dismissed with prejudice, (ii) each of the parties to the litigation received full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company agreed to pay AIG the sum of $72.0 million. The Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the year ended December 31, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation. On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.  For the years ended December 2016 and 2015, we received $5.25 million and $4.5 million in insurance recoveries related to this matter, respectively, which are included in aircraft sales, trading and other revenue in our Consolidated Statement of Income.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly results of operations for the two‑year period ended December 31, 2016.

	Quarter Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2015	2015	2015	2015	2016	2016	2016	2016
	(in thousands, except share data)
Revenues	$278,315	$304,702	$313,126	$326,697	$343,328	$350,139	$355,101	$370,487
Income before taxes	30,205	118,049	119,996	124,703	143,991	142,271	144,573	149,403
Net income	19,332	76,118	77,042	80,899	92,858	91,803	93,276	96,988
Net income per share:
Basic	$0.19	$0.74	$0.75	$0.79	$0.90	$0.89	$0.91	$0.94
Diluted	$0.19	$0.70	$0.71	$0.74	$0.85	$0.84	$0.86	$0.89

The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 16. Subsequent Events

On February 21, 2017, our board of directors approved a quarterly cash dividend of $0.075 per share on our outstanding common stock. The dividend will be paid on April 7, 2017 to holders of record of our common stock as of March 20, 2017.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) . Based upon its assessment, our management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Executive Officers of the Company”, the other information required by this item is incorporated by reference to the “Corporate Governance and Board Matters”, the “Proposal 1: Election of Directors” and “Other Matters” sections of our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2017.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of the 2017 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Other Matters” section of the 2017 Proxy Statement, except for the information required by Item 201(d) of Regulation S‑K, which is provided in Item 5 of Part II above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our 2017 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our 2017 Proxy Statement.

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

3.           Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S‑1	333‑171734	3.1	January 14, 2011
3.2	Third Amended and Restated Bylaws of Air Lease Corporation	8‑K	001‑35121	3.2	June 20, 2016
4.1	Form of Specimen Class A Common Stock Certificate	S‑1	333‑171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S‑1	333‑171734	4.2	January 14, 2011
4.3	Senior Notes Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017) ("March 2012 Indenture")	8‑K	001‑35121	4.1	March 19, 2012
4.4	Supplemental Indenture, dated June 26, 2013, to the March 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8‑K	001‑35121	4.2	June 26, 2013
4.5	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S‑3	333‑184382	4.4	October 11, 2012

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.6	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750 % Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013
4.7	Second Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2019)	8-K	001-35121	4.2	November 19, 2013
4.8	Third Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.9	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.10	Fifth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2018)	8-K	001-35121	4.2	September 16, 2014
4.11	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.12	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015
4.13	Eighth Supplemental Indenture, dated as of August 18, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.625% Senior Notes due 2018).	8-K	001-35121	4.2	August 18, 2015
4.14	Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2021).	8-K	001-35121	4.2	April 11, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.15	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023).	8-K	001-35121	4.2	August 15, 2016
4.16	Eleventh Supplemental Indenture, dated as of October 3, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2020).	8-K	001-35121	4.2	October 3, 2016

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

10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8‑K	001‑35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.4	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.5	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, [as Borrower,] the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.7	February 25, 2016
10.7	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.8	February 25, 2016
10.8	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.9	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.2	June 1, 2016
10.10

New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.11

Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.12

New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.13	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S‑1	333‑171734	10.2	January 14, 2011
10.14	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S‑1	333‑171734	10.7	January 14, 2011

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15†	Supplemental Agreement No. 2 to Purchase Agreement No. PA‑03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.3	November 7, 2013
10.16†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.17†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.18†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.19†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016
10.20†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.21†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.22†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10‑Q	001‑35121	10.2	May 9, 2013
10.23†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.24†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.25†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 5, 2015
10.26†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.15	August 4, 2016
10.27†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.16	August 4, 2016
10.28†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.29†	Purchase Agreement No. PA‑03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.1	November 7, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.2	November 7, 2013
10.32†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.34†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.35†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.36†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.37	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012
10.38†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.39†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.40†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.41†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.42†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	September 2, 2016
10.43†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.44†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.45†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.46†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.47†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.48†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.49†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.50†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.51	Settlement Agreement and Release dated April 22, 2015, by and among Air Lease Corporation, American International Group, Inc., International Lease Finance Corporation and AerCap Holdings N.V. and other parties named therein.	8-K	001-35121	10.1	April 23, 2015
10.52§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013)	10‑Q	001‑35121	10.3	May 9, 2013
10.53§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S‑1	333‑171734	10.5	February 22, 2011
10.54§	Air Lease Corporation 2013 Cash Bonus Plan	10‑Q	001‑35121	10.4	May 9, 2013
10.55§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S‑1	333‑171734	10.17	February 22, 2011
10.56§	Air Lease Corporation Discretionary Cash Bonus Plan	10-Q	001-35121	10.1	May 8, 2014
10.57§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.58§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.5	May 7, 2014
10.59§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.60§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.4	February 26, 2015
10.61§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.62§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, in lieu of long-term cash bonus	10-Q	001-35121	10.1	May 5, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.63§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, promotional Restricted Stock Units	10-Q	001-35121	10.1	August 4, 2016
10.64§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.	10-Q	001-35121	10.2	August 4, 2016
10.65§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.	10-Q	001-35121	10.3	August 4, 2016
10.66§	Description of Future Compensation Arrangement between Air Lease Corporation and Steven F. Udvar-Házy, Executive Chairman of the Board of Directors.	10-Q	001-35121	10.4	August 4, 2016
10.67	Form of Indemnification Agreement with directors and officers	S‑1	333‑171734	10.12	February 22, 2011
10.68§

Arrangement for directors'  fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 3, 2017

12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002				Filed herewith
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑ Oxley Act of 2002				Filed herewith
32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002				Furnished herewith
101

The following materials from Air Lease Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

					Filed herewith

†The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

Air Lease Corporation

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar‑Házy	Executive Chairman of the Board of Directors	February 23, 2017
Steven F. Udvar‑Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 23, 2017
John L. Plueger

/s/ Matthew J. Hart	Director	February 23, 2017
Matthew J. Hart

/s/ Cheryl Gordon Krongard	Director	February 23, 2017
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 23, 2017
Marshall O. Larsen

/s/ Robert A. Milton	Director	February 23, 2017
Robert A. Milton

/s/ Ian M. Saines	Director	February 23, 2017
Ian M. Saines

/s/ Dr. Ronald D. Sugar	Director	February 23, 2017
Dr. Ronald D. Sugar

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S‑1	333‑171734	3.1	January 14, 2011
3.2	Third Amended and Restated Bylaws of Air Lease Corporation	8‑K	001‑35121	3.2	June 20, 2016
4.1	Form of Specimen Class A Common Stock Certificate	S‑1	333‑171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S‑1	333‑171734	4.2	January 14, 2011
4.3	Senior Notes Indenture, dated as of March 16, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, (relating to 5.625% Senior Notes due 2017) ("March 2012 Indenture")	8‑K	001‑35121	4.1	March 19, 2012
4.4	Supplemental Indenture, dated June 26, 2013, to the March 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 5.625% Senior Notes due 2017	8‑K	001‑35121	4.2	June 26, 2013
4.5	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S‑3	333‑184382	4.4	October 11, 2012
4.6	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750 % Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013
4.7	Second Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2019)	8-K	001-35121	4.2	November 19, 2013
4.8	Third Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.9	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.10	Fifth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2018)	8-K	001-35121	4.2	September 16, 2014
4.11	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.12	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015
4.13	Eighth Supplemental Indenture, dated as of August 18, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.625% Senior Notes due 2018).	8-K	001-35121	4.2	August 18, 2015
4.14	Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2021).	8-K	001-35121	4.2	April 11, 2016
4.15	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023).	8-K	001-35121	4.2	August 15, 2016
4.16	Eleventh Supplemental Indenture, dated as of October 3, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2020).	8-K	001-35121	4.2	October 3, 2016

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

10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8‑K	001‑35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.5	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, [as Borrower,] the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015
10.6	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.7	February 25, 2016
10.7	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.8	February 25, 2016
10.8	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.9	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.2	June 1, 2016
10.10

New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.11

Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.12

New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.13	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S‑1	333‑171734	10.2	January 14, 2011

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14	Warrant No. 2 to purchase 268,125 shares of Common Stock, dated June 4, 2010	S‑1	333‑171734	10.7	January 14, 2011
10.15†	Supplemental Agreement No. 2 to Purchase Agreement No. PA‑03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.3	November 7, 2013
10.16†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.17†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.18†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.19†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016
10.20†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.21†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.22†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10‑Q	001‑35121	10.2	May 9, 2013
10.23†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.24†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.25†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 5, 2015
10.26†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.15	August 4, 2016
10.27†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.16	August 4, 2016
10.28†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.29†	Purchase Agreement No. PA‑03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.1	November 7, 2013
10.31†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.2	November 7, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.32†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.34†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.35†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.36†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.37	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012
10.38†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.39†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.40†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.41†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.42†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	September 2, 2016
10.43†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.44†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.45†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.46†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.47†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.48†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.49†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.50†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.51	Settlement Agreement and Release dated April 22, 2015, by and among Air Lease Corporation, American International Group, Inc., International Lease Finance Corporation and AerCap Holdings N.V. and other parties named therein.	8-K	001-35121	10.1	April 23, 2015
10.52§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013)	10‑Q	001‑35121	10.3	May 9, 2013
10.53§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S‑1	333‑171734	10.5	February 22, 2011
10.54§	Air Lease Corporation 2013 Cash Bonus Plan	10‑Q	001‑35121	10.4	May 9, 2013
10.55§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S‑1	333‑171734	10.17	February 22, 2011
10.56§	Air Lease Corporation Discretionary Cash Bonus Plan	10-Q	001-35121	10.1	May 8, 2014
10.57§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.58§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.5	May 7, 2014
10.59§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.60§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.4	February 26, 2015
10.61§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.62§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, in lieu of long-term cash bonus	10-Q	001-35121	10.1	May 5, 2016
10.63§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, promotional Restricted Stock Units	10-Q	001-35121	10.1	August 4, 2016
10.64§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.	10-Q	001-35121	10.2	August 4, 2016
10.65§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.	10-Q	001-35121	10.3	August 4, 2016
10.66§	Description of Future Compensation Arrangement between Air Lease Corporation and Steven F. Udvar-Házy, Executive Chairman of the Board of Directors.	10-Q	001-35121	10.4	August 4, 2016
10.67	Form of Indemnification Agreement with directors and officers	S‑1	333‑171734	10.12	February 22, 2011

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.68§

Arrangement for directors'  fees for non-employee directors (description incorporated by reference to the information under the caption "Director Compensation" of Air Lease Corporation's Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 3, 2017

12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002				Filed herewith
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑ Oxley Act of 2002				Filed herewith
32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002				Furnished herewith
101

The following materials from Air Lease Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith

†The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§Management contract or compensatory plan or arrangement.