Form 10-Q
period 2017-03-31
AIR LEASE CORP
filed 2017-05-04
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At May 3, 2017, there were 103,164,551 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2017

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

•	our inability to obtain refinancing prior to the time our debt matures;

•	impaired financial condition and liquidity of our lessees;

•	deterioration of economic conditions in the commercial aviation industry generally;

•	increased maintenance, operating or other expenses or changes in the timing thereof;

•	changes in the regulatory environment;

•	potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•	the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$155,758	$274,802
Restricted cash	18,330	16,000
Flight equipment subject to operating leases	14,280,318	13,597,530
Less accumulated depreciation	(1,657,268)	(1,555,605)
	12,623,050	12,041,925
Deposits on flight equipment purchases	1,331,693	1,290,676
Other assets	348,209	352,213
Total assets	$14,477,040	$13,975,616
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$223,374	$256,775
Debt financing, net of discounts and issuance costs	9,102,689	8,713,874
Security deposits and maintenance reserves on flight equipment leases	874,206	856,335
Rentals received in advance	102,632	99,385
Deferred tax liability	714,907	667,060
Total liabilities	$11,017,808	$10,593,429
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 103,163,730 and 102,844,477 shares at March 31, 2017 and December 31, 2016, respectively	1,012	1,010
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,237,250	2,237,866
Retained earnings	1,220,970	1,143,311
Total shareholders’ equity	$3,459,232	$3,382,187
Total liabilities and shareholders’ equity	$14,477,040	$13,975,616

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Revenues
Rental of flight equipment	$354,653	$317,198
Aircraft sales, trading and other	5,534	26,130
Total revenues	360,187	343,328
Expenses
Interest	67,063	60,960
Amortization of debt discounts and issuance costs	8,992	7,161
Interest expense	76,055	68,121
Depreciation of flight equipment	123,909	108,575
Selling, general and administrative	22,572	19,402
Stock-based compensation	3,773	3,239
Total expenses	226,309	199,337
Income before taxes	133,878	143,991
Income tax expense	(48,941)	(51,133)
Net income	$84,937	$92,858

Net income per share of Class A and Class B common stock:
Basic	$0.83	$0.90
Diluted	$0.78	$0.85
Weighted-average shares outstanding
Basic	102,947,611	102,679,411
Diluted	111,429,926	110,563,526

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2016	—	$—	102,844,477	$1,010	—	$—	$2,237,866	$1,143,311	$3,382,187
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	—	458	458
Issuance of common stock upon vesting of restricted stock units and upon exercise of options and warrants	—	—	448,254	2	—	—	863	—	865
Stock-based compensation	—	—	—	—	—	—	3,773	—	3,773
Cash dividends (declared $0.075 per share)	—	—	—	—	—	—	—	(7,736)	(7,736)
Tax withholding related to vesting of restricted stock units	—	—	(129,001)	—	—	—	(5,252)	—	(5,252)
Net income	—	—	—	—	—	—	—	84,937	84,937
Balance at March 31, 2017	—	$—	103,163,730	$1,012	—	$—	$2,237,250	$1,220,970	$3,459,232

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Operating Activities
Net income	$84,937	$92,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	123,909	108,575
Stock-based compensation	3,773	3,239
Deferred taxes	48,941	51,133
Amortization of debt discounts and issuance costs	8,992	7,161
Loss/(Gain) on aircraft sales, trading and other activity	462	(20,979)
Changes in operating assets and liabilities:
Other assets	(24,048)	9,446
Accrued interest and other payables	(30,549)	(22,483)
Rentals received in advance	3,247	(1,204)
Net cash provided by operating activities	219,664	227,746
Investing Activities
Acquisition of flight equipment under operating lease	(597,254)	(458,435)
Payments for deposits on flight equipment purchases	(200,549)	(200,908)
Proceeds from aircraft sales, trading and other activity	96,840	191,824
Acquisition of aircraft furnishings, equipment and other assets	(51,464)	(52,845)
Net cash used in investing activities	(752,427)	(520,364)
Financing Activities
Issuance of common stock upon exercise of options and warrants	864	—
Cash dividends paid	(7,714)	(5,129)
Tax withholdings on stock-based compensation	(5,252)	(5,877)
Net change in unsecured revolving facilities	(60,000)	879,000
Proceeds from debt financings	487,955	100,000
Payments in reduction of debt financings	(46,598)	(680,885)
Net change in restricted cash	(2,330)	38
Debt issuance costs	(1,531)	(198)
Security deposits and maintenance reserve receipts	56,165	26,920
Security deposits and maintenance reserve disbursements	(7,840)	(15,112)
Net cash provided by financing activities	413,719	298,757
Net increase/(decrease) in cash	(119,044)	6,139
Cash and cash equivalents at beginning of period	274,802	156,675
Cash and cash equivalents at end of period	$155,758	$162,814
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $11,402 and $9,470 at March 31, 2017 and 2016, respectively	$90,059	$86,481
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$220,610	$290,195
Cash dividends declared, not yet paid	$7,736	$5,142

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Company Background and Overview

Air Lease Corporation, together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).  As of March 31, 2017, we owned a fleet of 243 aircraft and had 353 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2017, and for all periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Stock-based compensation

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with Accounting Standards Update (“ASU”) 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718),” wherein all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense on the Consolidated Statement of Income. Previously, only net tax deficiencies were recognized as tax expense. As a result of adopting ASU 2016-09, we recognized $1.7 million as a discrete item in income tax expense relating to stock-based compensation expense for tax deficiencies incurred during the three months ended March 31 2017. Additionally, in connection with the adoption of ASU 2016-09, the Company recorded excess tax benefits relating to prior periods of $0.5 million on a modified retrospective basis through a cumulative effect adjustment to retained earnings.

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the Statement of Cash Flow. Previously, these items were classified as financing activities. We have elected to present the cash flow statement on a prospective transition method and there were no adjustments to the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 as a result of this adoption.

Finally, ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur or to account for forfeitures on an estimated basis. We elected to change our policy from estimating forfeitures to accounting for forfeitures as they are incurred. This change in accounting policy was made on a prospective basis.

Note 3.Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01 (“ASU 2017-01”), “Business Combinations (Topic 805)”.  The amendments in ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 will be effective for annual reporting periods beginning after December 15, 2017 for public entities. Early adoption is permitted. We are currently evaluating this guidance to determine the impact it will have on our financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”), “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)”.  The amendments in ASU 2017-05 clarifies the guidance in Subtopic 610-20 on accounting for derecognition of a nonfinancial asset.  ASU 2017-05 will be effective at the same time the Company applies ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  We are currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 4.Debt Financing

The Company’s debt financing was comprised of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Unsecured
Senior notes	$7,451,917	$6,953,343
Revolving credit facility	706,000	766,000
Term financings	205,258	211,346
Convertible senior notes	199,994	199,995
Total unsecured debt financing	8,563,169	8,130,684
Secured
Term financings	582,345	619,767
Export credit financing	49,911	51,574
Total secured debt financing	632,256	671,341

Total debt financing	9,195,425	8,802,025
Less: Debt discounts and issuance costs	(92,736)	(88,151)
Debt financing, net of discounts and issuance costs	$9,102,689	$8,713,874

The Company’s secured obligations as of March 31, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	March 31, 2017	December 31, 2016
Nonrecourse	$236,761	$245,155
Recourse	395,495	426,186
Total secured debt financing	$632,256	$671,341
Number of aircraft pledged as collateral	23	25
Net book value of aircraft pledged as collateral	$1,264,678	$1,421,657

Senior unsecured notes

As of March 31, 2017, the Company had $7.5 billion in senior unsecured notes outstanding.  As of December 31, 2016, the Company had $7.0 billion in senior unsecured notes outstanding.

On March 8, 2017, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625%.

Unsecured revolving credit facility

During the quarter ended March 31, 2017, we increased the aggregate capacity of our unsecured revolving credit facility by $300.0 million to $3.5 billion.

In May 2017, the Company amended and extended its unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2020 to May 5, 2021 and increased the total revolving commitments to approximately $3.7 billion from approximately $3.5 billion with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. Lenders hold revolving commitments totaling approximately $3.1 billion that mature on May 5, 2021, commitments totaling approximately $217.7 million that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $55.0 million that mature on May 5, 2018.

The total amount outstanding under our unsecured revolving credit facility was $706.0 million and $766.0 million as of March 31, 2017 and December 31, 2016, respectively.

Maturities

Maturities of debt outstanding as of March 31, 2017 are as follows (in thousands):

Years ending December 31,

2017	$1,261,037
2018	1,557,561
2019	1,037,681
2020	1,796,218
2021	1,121,777
Thereafter	2,421,151
Total	$9,195,425

Note 5.Commitments and Contingencies

As of March 31, 2017 and through May 4, 2017, the Company had commitments to acquire a total of 353 new aircraft scheduled to deliver through 2023 as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A321-200	1	—	—	—	—	—	1
Airbus A320/321neo(1)	8	19	29	26	22	33	137
Airbus A330-800/900neo	—	5	5	5	5	5	25
Airbus A350-900/1000	2	4	2	8	8	—	24
Boeing 737-800(2)	3	—	—	—	—	—	3
Boeing 737-8/9 MAX	2	12	21	29	35	19	118
Boeing 787-9/10	4	7	10	9	7	8	45
Total	20	47	67	77	77	65	353

(1)	Our Airbus A320/321neo aircraft orders include 40 long-range variants.
(2)	In addition to the three Boeing 737-800 aircraft from our new orderbook, we have commitments to purchase 11 used Boeing 737-800 aircraft from an airline which are scheduled for delivery in 2017.

Airbus has informed us to expect several month delivery delays relating to aircraft scheduled for delivery in 2017 and 2018. The delays have been reflected in our commitment schedules above.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $27.6 billion at March 31, 2017 and through May 4, 2017 are as follows (in thousands):

Years ending December 31,

2017	$2,244,564
2018	4,068,515
2019	5,192,553
2020	6,191,086
2021	5,676,387
Thereafter	4,212,073
Total	$27,585,178

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.3 billion as of March 31, 2017 and December 31, 2016, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of March 31, 2017, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of March 31, 2017, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three months ended March 31, 2017, the Company did not have any potentially anti-dilutive securities which would require exclusion from the computation of dilutive earnings per share.  For the three months ended March 31, 2016, the Company excluded 150,000 shares related to stock options which were potentially dilutive securities from the computation of diluted earnings per share because including these shares would be anti-dilutive.  The Company excluded 1,062,025 and 993,438 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2017 and 2016, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic net income per share:
Numerator
Net income	$84,937	$92,858
Denominator
Weighted-average common shares outstanding	102,947,611	102,679,411
Basic net income per share	$0.83	$0.90
Diluted net income per share:
Numerator
Net income	$84,937	$92,858
Assumed conversion of convertible senior notes	1,424	1,454
Net income plus assumed conversions	$86,361	$94,312
Denominator
Number of shares used in basic computation	102,947,611	102,679,411
Weighted-average effect of dilutive securities	8,482,315	7,884,115
Number of shares used in per share computation	111,429,926	110,563,526
Diluted net income per share	$0.78	$0.85

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of March 31, 2017 or December 31, 2016.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2017 was $9.4 billion compared to a book value of $9.2 billion. The estimated fair value of debt financing as of December 31, 2016 was $8.9 billion compared to a book value of $8.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at March 31, 2017, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2017 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2017, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) remaining under the 2014 Plan is approximately 5,803,652, which includes 803,652 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three-year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $3.8 million and $3.2 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2017 and 2016.

Stock Options

A summary of stock option activity for the three month period ended March 31, 2017 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2016	3,308,158	$20.40	3.50	$46,086
Granted	—	$—	—	$—
Exercised	(30,000)	$28.80	—	$316
Forfeited/canceled	—	$—	—	$—
Balance at March 31, 2017	3,278,158	$20.32	3.24	$60,409
Vested and exercisable as of March 31, 2017	3,278,158	$20.32	3.24	$60,409

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of March 31, 2017.  As a result, there was no stock-based compensation expense related to Stock Options for the three months ended March 31, 2017 and 2016.

The following table summarizes additional information regarding exercisable and vested stock options at March 31, 2017:

	Stock Options Exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	3,158,158	3.21
$28.80	120,000	4.07
$20.00 - $28.80	3,278,158	3.24

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

During the three months ended March 31, 2017, the Company granted 462,131 RSUs of which 216,641 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2017:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2016	1,129,045	$37.47
Granted	462,131	$45.60
Vested	(287,367)	$38.03
Forfeited/canceled	(102,270)	$48.38
Unvested at March 31, 2017	1,201,539	$39.53

The Company recorded $3.8 million and $3.2 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2017 and 2016.

As of March 31, 2017, there was $30.7 million of unrecognized compensation cost related to unvested RSUs granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.25 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture formed as a Delaware limited liability company—Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  The Company did not sell any aircraft to Blackbird during the three months ended March 31, 2017 and 2016.  As of March 31, 2017 and December 31, 2016, the amounts due from Blackbird to the Company were $0.9 million and $0.7 million, respectively. The Company's investment in Blackbird was $29.9 million and $25.1 million as of March 31, 2017 and December 31, 2016, respectively and is recorded in other assets on the Consolidated Balance Sheet.

Note 10. Flight Equipment Held for Sale

In May 2016, we entered into an agreement to sell 25 Embraer E190 and E175 aircraft to Nordic Aviation Capital A/S ("NAC"). As of March 31, 2017, we have completed the sale of all twenty-five Embraer aircraft to NAC.

As of March 31, 2017, we had one aircraft, with a carrying value of $43.4 million, which was held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.  We cease recognition of depreciation expense once an aircraft is classified as held for sale.  We expect the sale of this aircraft to occur in the second quarter of 2017.  As of December 31, 2016, we had six aircraft, with a carrying value of $163.4 million, held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.

Note 11.  Subsequent Events

On May 2, 2017, our board of directors approved a quarterly cash dividend of $0.075 per share on our outstanding common stock. The dividend will be paid on July 11, 2017 to holders of record of our common stock as of June 14, 2017.

On May 3, 2017, we entered into an agreement to sell 19 aircraft to Thunderbolt Aircraft Lease Limited ("Thunderbolt"), a group of third party investors.  As of May 3, 2017, all 19 aircraft, with a carrying value of $400.5 million, were classified as held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.  We expect the sale of all aircraft to be completed by the end of 2017. All of the aircraft in Thunderbolt's portfolio will be managed by the Company.

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

During the quarter ended March 31, 2017, we purchased and took delivery of 11 aircraft from our new order pipeline and sold five aircraft, ending the quarter with a total of 243 aircraft with a net book value of $12.6 billion. The weighted-average lease term remaining on our operating lease portfolio was 6.9 years and the weighted-average age of our fleet was 3.7 years as of March 31, 2017. Our fleet grew by 4.8% based on net book value of $12.6 billion as of March 31, 2017 compared to $12.0 billion as of December 31, 2016. In addition, our managed fleet increased to 31 aircraft as of March 31, 2017 from 30 aircraft as of December 31, 2016.  We have a globally diversified customer base comprised of 86 airlines in 54 countries.  All of the aircraft in our operating lease portfolio were subject to lease as of March 31, 2017.

During the first quarter of 2017, we concluded the sale of the remaining five Embraer E190 to Nordic Aviation Capital ("NAC").  As of March 31, 2017, the sale of all the aircraft committed to be sold to NAC has been completed.

On May 3, 2017, we entered into an agreement to sell 19 aircraft to Thunderbolt Aircraft Lease Limited ("Thunderbolt"), a group of third party investors.  As of May 3, 2017, all 19 aircraft, with a carrying value of $400.5 million, were classified as held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.  We expect the sale of all aircraft to be completed by the end of 2017.  All of the aircraft in Thunderbolt's portfolio will be managed by the Company.  In the first quarter of 2017, in connection with executing this transaction, we incurred $2.2 million in expenses which are reflected in selling, general and administrative expenses.

On March 8, 2017, we issued $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625%.

During the quarter ended March 31, 2017, we increased the aggregate capacity of our unsecured revolving credit facility by $300.0 million to $3.5 billion.  In May 2017, we amended and extended our unsecured revolving credit facility whereby, among other things, we extended the final maturity date from May 5, 2020 to May 5, 2021 and increased the total revolving commitments to approximately $3.7 billion from approximately $3.5 billion with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee.

We ended the first quarter of 2017 with total debt outstanding, net of discounts and issuance costs, of $9.1 billion, of which 85.1% was at a fixed rate and 93.1% of which was unsecured, with a composite cost of funds of 3.48%.

In the first quarter of 2017, we were active in the forward lease placement of our orderbook.  As a result, we increased the minimum future rental payments that our airline customers have committed to $24.0 billion as of March 31, 2017 from $23.8 billion as of December 31, 2016.  This includes $9.8 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.2 billion in minimum future rental payments related to aircraft which will deliver during the remainder of 2017 through 2022.

Our total revenues for the quarter ended March 31, 2017 increased by 4.9% to $360.2 million, compared to the quarter ended March 31, 2016.  This is comprised of rental revenues on our operating lease portfolio of $354.7 million and aircraft sales, trading and other revenue of $5.5 million.

Effective as of January 1, 2017, we adopted a change in accounting policy in accordance with ASU 2016-09 wherein all net tax deficiencies related to employee stock-based compensation were recognized as a $1.7 million discrete item in income tax expense for the three months ended March 31, 2017.

Our net income for the quarter ended March 31, 2017 was $84.9 million compared to $92.9 million for the quarter ended March 31, 2016.  Our diluted earnings per share for the quarter ended March 31, 2017 was $0.78 compared to $0.85 for the quarter ended March 31, 2016.  Our pre-tax profit margin for the three months ended March 31, 2017 was 37.2% compared to 41.9% for the three months ended March 31, 2016.  The decrease in net income in the first quarter of 2017 as compared to 2016 was primarily due to a decrease in gains on aircraft sales, an increase in income tax expense as a result of the adoption of ASU 2016-09, an increase in selling, general and administrative expenses related to the Thunderbolt transaction and receipt of insurance proceeds in 2016 related to the legal settlement in 2015.  This was partially offset by the increase in the net book value of our fleet of aircraft subject to operating lease.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items, our adjusted net income before income taxes was $146.6 million for the three months ended March 31, 2017 compared to $151.1 million for the three months ended March 31, 2016.  Our adjusted margin before income taxes for the three months ended March 31, 2017 was 40.7% compared to 44.4% for the three months ended March 31, 2016.  Adjusted diluted earnings per share before income taxes for the three months ended March 31, 2017 was $1.33 compared to $1.38 for the three months ended March 31, 2016.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP.  See Note 1 under the "Results of Operations" table for a discussion of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our fleet

Portfolio metrics of our aircraft portfolio as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Owned fleet	243	237
Managed fleet	31	30
Order book	353	363

Weighted-average fleet age(1)	3.7 years	3.8 years
Weighted-average remaining lease term(1)	6.9 years	6.9 years
Aggregate fleet net book value	$12.6 billion	$12.0 billion

Current fleet contracted rentals	$9.8 billion	$9.4 billion
Committed fleet rentals	$14.2 billion	$14.4 billion
Total committed rentals	$24.0 billion	$23.8 billion

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

Europe	$3,836,728	30.4%	$3,547,294	29.5%
Asia (excluding China)	2,871,599	22.7%	2,739,554	22.7%
China	2,753,330	21.8%	2,779,546	23.0%
The Middle East and Africa	1,104,776	8.7%	935,968	7.8%
Central America, South America and Mexico	854,820	6.8%	937,287	7.8%
U.S. and Canada	751,541	6.0%	647,743	5.4%
Pacific, Australia and New Zealand	450,256	3.6%	454,533	3.8%
Total	$12,623,050	100.0%	$12,041,925	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	3	1.2%	3	1.3%
Airbus A320-200	44	18.1%	44	18.6%
Airbus A320-200neo	3	1.2%	1	0.4%
Airbus A321-200	31	12.8%	31	13.1%
Airbus A330-200	17	7.0%	17	7.2%
Airbus A330-300	5	2.1%	5	2.1%
Boeing 737-700	8	3.3%	8	3.4%
Boeing 737-800	101	41.6%	95	40.1%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	9.9%	22	9.3%
Boeing 787-9	4	1.6%	3	1.3%
Embraer E190	1	0.4%	6	2.4%
Total	243	100.0%	237	100.0%

As of March 31, 2017 and through May 4, 2017, we had commitments to acquire a total of 353 new aircraft for delivery as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A321-200	1	—	—	—	—	—	1
Airbus A320/321neo(1)	8	19	29	26	22	33	137
Airbus A330-800/900neo	—	5	5	5	5	5	25
Airbus A350-900/1000	2	4	2	8	8	—	24
Boeing 737-800(2)	3	—	—	—	—	—	3
Boeing 737-8/9 MAX	2	12	21	29	35	19	118
Boeing 787-9/10	4	7	10	9	7	8	45
Total	20	47	67	77	77	65	353

(1)	Our Airbus A320/321neo aircraft orders include 40 long-range variants.
(2)	In addition to the three Boeing 737-800 aircraft from our new orderbook, we have commitments to purchase 11 used Boeing 737-800 aircraft from an airline which are scheduled for delivery in 2017.

Airbus has informed us to expect several month delivery delays relating to aircraft scheduled for delivery in 2017 and 2018. The delays have been reflected in our commitment schedules above.

As of March 31, 2017, we had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. As of March 31, 2017 and through May 4, 2017, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2017	20	20	100.0%
2018	47	46	97.9%
2019	67	56	83.6%
2020	77	30	39.0%
2021	77	5	6.5%
Thereafter	65	4	6.2%
Total	353	161

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 7.0% in the first three months of 2017 compared to the first three months of 2016. In 2016 and 2015, global passenger traffic demand grew 6.3% and 6.5% respectively, which exceeded the ten-year average annual growth rate of 5.5%. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

From time to time, our airline customers face financial difficulties.  In May 2017, Alitalia, an Italian airline, began the process to file a petition to begin an Extraordinary Administration proceeding in the Italian Bankruptcy Court.  Extraordinary Administrative proceedings are aimed at enabling a debtor in financial difficulty to restructure its operations, including its debt, in order to continue its activities.  While the Extraordinary Administrative proceeding is pending, the airline is permitted to operate and we understand that Alitalia intends to continue its normal operations.  Alitalia operates four of our Airbus A330-200 aircraft.

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

We ended the first quarter of 2017 with total debt outstanding, net of discounts and issuance costs, of $9.1 billion compared to $8.7 billion as of December 31, 2016. Our unsecured debt increased to $8.6 billion as of March 31, 2017 from $8.1 billion as of December 31, 2016. Our unsecured debt as a percentage of total debt increased to 93.1% as of March 31, 2017 from 92.4% as of December 31, 2016.

Our cash flows from operations decreased by 3.5% or $8.1 million, to $219.7 million for the three months ended March 31, 2017 as compared to $227.7 million for the three months ended March 31, 2016. Our cash flow used in investing activities was $752.4 million for the three months ended March 31, 2017, which resulted primarily from the purchase of aircraft partially offset by proceeds on the sale of aircraft. Our cash flow provided by financing activities was $413.7 million for the three months ended March 31, 2017, which resulted primarily from the issuance of unsecured notes during the first quarter of 2017, partially offset by the repayment of outstanding debt.

We ended the first quarter of 2017 with available liquidity of $2.9 billion which is comprised of unrestricted cash of $155.8 million and undrawn balances under our unsecured revolving credit facility of $2.8 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for the remainder of 2017 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

We are in compliance in all material respects with all covenants or other requirements in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Debt

Our debt financing was comprised of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Unsecured
Senior notes	$7,451,917	$6,953,343
Revolving credit facility	706,000	766,000
Term financings	205,258	211,346
Convertible senior notes	199,994	199,995
Total unsecured debt financing	8,563,169	8,130,684
Secured
Term financings	582,345	619,767
Export credit financing	49,911	51,574
Total secured debt financing	632,256	671,341

Total debt financing	9,195,425	8,802,025
Less: Debt discounts and issuance costs	(92,736)	(88,151)
Debt financing, net of discounts and issuance costs	$9,102,689	$8,713,874
Selected interest rates and ratios:
Composite interest rate(1)	3.48%	3.42%
Composite interest rate on fixed-rate debt(1)	3.69%	3.69%
Percentage of total debt at fixed-rate	85.10%	83.48%

(1)	This rate does not include the effect of upfront fees, undrawn fees or discount and issuance cost amortization.

Senior unsecured notes

As of March 31, 2017, the Company had $7.5 billion in senior unsecured notes outstanding.  As of December 31, 2016, the Company had $7.0 billion in senior unsecured notes outstanding.

On March 8, 2017, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625%.

Unsecured revolving credit facility

During the quarter ended March 31, 2017, we increased the aggregate capacity of our unsecured revolving credit facility by $300.0 million to $3.5 billion.

In May 2017, we amended and extended our unsecured revolving credit facility whereby, among other things, we extended the final maturity date from May 5, 2020 to May 5, 2021 and increased the total revolving commitments to approximately $3.7 billion from approximately $3.5 billion with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. Lenders hold revolving commitments totaling approximately $3.1 billion that mature on May 5, 2021, commitments totaling approximately $217.7 million that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $55.0 million that mature on May 5, 2018.

The total amount outstanding under our unsecured revolving credit facility was $706.0 million and $766.0 million as of March 31, 2017 and December 31, 2016, respectively.

Credit ratings

In January 2017, Fitch assigned an investment grade rating of 'BBB' to our senior unsecured debt and long-term issuer default rating with a stable outlook.  Our investment-grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.

The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Fitch	BBB	BBB	Stable	January 16, 2017
Kroll Bond Rating Agency	A−	A−	Stable	December 16, 2016
Standard and Poor's	BBB	BBB	Stable	October 17, 2016

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three month periods ended March 31, 2017 and 2016 (in thousands, except percentages and per share data):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenues
Rental of flight equipment	$354,653	$317,198
Aircraft sales, trading and other	5,534	26,130
Total revenues	360,187	343,328
Expenses
Interest	67,063	60,960
Amortization of debt discounts and issuance costs	8,992	7,161
Interest expense	76,055	68,121
Depreciation of flight equipment	123,909	108,575
Selling, general and administrative	22,572	19,402
Stock-based compensation	3,773	3,239
Total expenses	226,309	199,337
Income before taxes	133,878	143,991
Income tax expense	(48,941)	(51,133)
Net income	$84,937	$92,858

Net income per share of Class A and B common stock
Basic	$0.83	$0.90
Diluted	$0.78	$0.85

Other financial data
Pre-tax profit margin	37.2%	41.9%
Adjusted net income before income taxes(1)	$146,643	$151,141
Adjusted margin before income taxes(1)	40.7%	44.4%
Adjusted diluted earnings per share before income taxes(1)	$1.33	$1.38

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

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$84,937	$92,858
Amortization of debt discounts and issuance costs	8,992	7,161
Stock-based compensation	3,773	3,239
Insurance recovery on settlement	—	(3,250)
Provision for income taxes	48,941	51,133
Adjusted net income before income taxes	$146,643	$151,141
Adjusted margin before income taxes(1)	40.7%	44.4%

(1) Adjusted margin before income taxes is adjusted net income before income taxes divided by total revenues, excluding insurance recoveries.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
	(unaudited)

Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$84,937	$92,858
Amortization of debt discounts and issuance costs	8,992	7,161
Stock-based compensation	3,773	3,239
Insurance recovery on settlement	—	(3,250)
Provision for income taxes	48,941	51,133
Adjusted net income before income taxes	$146,643	$151,141
Assumed conversion of convertible senior notes	1,424	1,454
Adjusted net income before income taxes plus assumed conversions	$148,067	$152,595
Weighted-average diluted shares outstanding	111,429,926	110,563,526
Adjusted diluted earnings per share before income taxes	$1.33	$1.38

Three months ended March 31, 2017, compared to the three months ended March 31, 2016

Rental revenue

As of March 31, 2017, we owned 243 aircraft at a net book value of $12.6 billion and recorded $354.7 million in rental revenue for the quarter then ended, which included overhaul revenue, net of amortization of initial direct costs, of $4.9 million. In the prior year, as of March 31, 2016, we owned 239 aircraft at a net book value of $11.2 billion and recorded $317.2 million in rental revenue for the quarter ended March 31, 2016, which included $0.5 million in amortization expense related to initial direct costs, which is net of overhaul revenue.  The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $12.6 billion as of March 31, 2017 from $11.2 billion as of March 31, 2016.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $5.5 million for the three months ended March 31, 2017 compared to $26.1 million for the three months ended March 31, 2016.  During the quarter ended March 31, 2017, we sold five aircraft from our operating lease portfolio. During the quarter ended March 31, 2016, we recorded $21.0 million in gains from sale of 12 aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $3.25 million during the quarter ended March 31, 2016 in connection with litigation settlement.

Interest expense

Interest expense totaled $76.1 million for the three months ended March 31, 2017 compared to $68.1 million for the three months ended March 31, 2016. The change was primarily due to an increase in our average outstanding debt balances. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $123.9 million in depreciation expense of flight equipment for the three months ended March 31, 2017 compared to $108.6 million for the three months ended March 31, 2016. The increase in depreciation expense for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is attributable to the acquisition of additional aircraft.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $22.6 million for the three months ended March 31, 2017 compared to $19.4 million for the three months ended March 31, 2016. Selling, general and administrative expense as a percentage of total revenue increased to 6.3% for the three months ended March 31, 2017 compared to 5.7% for the three months ended March 31, 2016.  The increase in selling, general and administrative expenses was primarily due to $2.2 million of transaction expenses incurred during the quarter related to the Thunderbolt transaction.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of revenue.

Taxes

The effective tax rate was 36.6% and 35.5% for the three months ended March 31, 2017 and 2016, respectively.  The increase in our effective tax rate was due to the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in a discrete income tax expense item related to stock-based compensation of approximately $1.7 million as discussed in Note 2: Basis of Preparation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income

For the three months ended March 31, 2017, we reported consolidated net income of $84.9 million, or $0.78 per diluted share, compared to a consolidated net income of $92.9 million, or $0.85 per diluted share, for the three months ended March 31, 2016.  Net income decreased in the first quarter of 2017 as compared to 2016, this was primarily due to a decrease in gains on aircraft sales, as well as the receipt of insurance proceeds in 2016 related to a legal settlement in 2015.  This was partially offset by the increase in the net book value of our fleet of aircraft subject to operating lease.

Adjusted net income before income taxes

For the three months ended March 31, 2017, we recorded adjusted net income before income taxes of $146.6 million, or $1.33 per adjusted diluted share before income taxes, compared to an adjusted net income before income taxes of $151.1 million, or $1.38 per adjusted diluted share before income taxes, for the three months ended March 31, 2016. The decrease in adjusted net income before income taxes for the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a decrease in gains on aircraft sales.  This was partially offset by the increase in the net book value of our fleet of aircraft subject to operating lease.

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

Contractual Obligations

Our contractual obligations as of March 31, 2017, are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations	$1,261,037	$1,557,561	$1,037,681	$1,796,218	$1,121,777	$2,421,151	$9,195,425
Interest payments on debt outstanding(1)	198,262	249,220	201,038	153,218	106,719	723,848	1,632,305
Purchase commitments	2,244,564	4,068,515	5,192,553	6,191,086	5,676,387	4,212,073	27,585,178
Operating leases	1,973	2,926	3,232	3,111	2,946	6,804	20,992
Total	$3,705,836	$5,878,222	$6,434,504	$8,143,633	$6,907,829	$7,363,876	$38,433,900

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2017.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2016. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no material changes to critical accounting policies in the three months ended March 31, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a portion of our aircraft acquisitions from time to time. We had $1.4 billion and $1.5 billion in floating-rate debt outstanding on each of March 31, 2017 and December 31, 2016. If interest rates increase, we would be obligated to make higher interest payments to our lenders. As we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt will increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $13.7 million and $14.5 million as of March 31, 2017 and December 31, 2016, respectively, on an annualized basis, which would put downward pressure on our operating margins. Further, as of March 31, 2017, 85.1% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of March 31, 2017 and December 31, 2016, 1.0% of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, changes in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2017, Commonwealth Bank of Australia ("CBA"), one of our institutional investors, performed a cashless exercise of all of its 268,125 warrants, resulting in the issuance of 131,001 shares of Class A Common Stock at an exercise price of $20 per share.  The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act.

On March 30, 2017, a holder of our 3.875% convertible senior notes due 2018 ("Convertible Notes") converted $1,000 in principal amount of our Convertible Notes and received 33 shares of Class A Common Stock at a per share conversion price of $29.60.  The shares were issued in reliance on an exemption from registration from registration under Section 3(a)(9) under the 1933 Act.

On December 30, 2016, a holder of our Convertible Notes converted $5,000 in principal amount of our Convertible Notes and received 168 shares of Class A Common Stock at a per share conversion price of $29.65.  The shares were issued in reliance on an exemption from registration from registration under Section 3(a)(9) under the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Third Amendment to Second Amended and Restated Credit Agreement

On May 2, 2017, we amended and extended (the “Third Amendment”) our unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein (as previously amended and extended by the First Amendment, dated as of June 1, 2015, the Second Amendment, dated as of May 27, 2016, and as further amended, the “Syndicated Unsecured Revolving Credit Facility”) whereby we extended the maturity date from May 5, 2020 to May 5, 2021 and increased the total revolving commitments thereunder to approximately $3.7 billion from approximately $3.5 billion, across 43 financial institutions. The Syndicated Unsecured Revolving Credit Facility remains priced at LIBOR plus 1.05% with a 0.20% facility fee, each subject to adjustments based on changes to our credit rating. Under the Syndicated Unsecured Revolving Credit Facility, lenders hold revolving commitments totaling approximately $3.1 billion that mature on May 5, 2021, commitments totaling approximately $217.7 million that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $55.0 million that mature on May 5, 2018. Some of the lenders party to the Syndicated Unsecured Revolving Credit Facility and their affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with us or our affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing summary of the material elements of the Third Amendment is subject in all respects to the more detailed terms and provisions set forth in the Third Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5 and the terms of which are incorporated herein by reference.

ITEM 6.  EXHIBITS

3.1

Restated Certificate of Incorporation of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to Air Lease Corporation's Registration Statement on Form S-1 filed on January 14, 2011 (File No. 333-171734)).

3.2	Third Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 3.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 20, 2016 (File No. 001-35121)).

4.1

Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Air Lease Corporation's Current Report on Form 8-K filed on March 8, 2017 (File No. 001-35121)).

10.1	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017.

10.2

New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to Air Lease Corporation’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 001-35121)).

10.3

New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.4

New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.5

Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.6

Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.

10.7

Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.

10.8

Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.

10.9†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.10†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.11†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.12†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company

10.13†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company

10.14†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company

10.15†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

May 4, 2017	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

May 4, 2017	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1

Restated Certificate of Incorporation of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to Air Lease Corporation's Registration Statement on Form S-1 filed on January 14, 2011 (File No. 333-171734)).

3.2	Third Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 3.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 20, 2016 (File No. 001-35121)).

4.1

Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Air Lease Corporation's Current Report on Form 8-K filed on March 8, 2017 (File No. 001-35121)).

10.1	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017.

10.2

New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to Air Lease Corporation’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 001-35121)).

10.3

New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.4

New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.5

Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.6

Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.

10.7

Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.

10.8

Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.

10.9†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.10†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.

10.11†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.12†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company

10.13†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company

10.14†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company

10.15†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†

The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.