Form 10-Q
period 2017-06-30
AIR LEASE CORP
filed 2017-08-03
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 2, 2017, there were 103,212,038 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2017

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$239,710	$274,802
Restricted cash	22,239	16,000
Flight equipment subject to operating leases	14,386,474	13,597,530
Less accumulated depreciation	(1,643,809)	(1,555,605)
	12,742,665	12,041,925
Deposits on flight equipment purchases	1,440,449	1,290,676
Other assets	416,334	352,213
Total assets	$14,861,397	$13,975,616
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$274,353	$256,775
Debt financing, net of discounts and issuance costs	9,303,312	8,713,874
Security deposits and maintenance reserves on flight equipment leases	851,220	856,335
Rentals received in advance	105,328	99,385
Deferred tax liability	768,980	667,060
Total liabilities	$11,303,193	$10,593,429
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 103,211,434 and 102,844,477 shares at June 30, 2017 and December 31, 2016, respectively	1,012	1,010
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,243,038	2,237,866
Retained earnings	1,314,154	1,143,311
Total shareholders’ equity	$3,558,204	$3,382,187
Total liabilities and shareholders’ equity	$14,861,397	$13,975,616

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Revenues
Rental of flight equipment	$358,114	$327,313	$712,767	$644,511
Aircraft sales, trading and other	22,843	22,826	28,377	48,956
Total revenues	380,957	350,139	741,144	693,467
Expenses
Interest	63,014	63,190	130,077	124,150
Amortization of debt discounts and issuance costs	6,437	7,388	15,429	14,549
Interest expense	69,451	70,578	145,506	138,699
Depreciation of flight equipment	126,490	112,136	250,399	220,711
Selling, general and administrative	23,843	20,653	46,415	40,055
Stock-based compensation	5,304	4,501	9,077	7,740
Total expenses	225,088	207,868	451,397	407,205
Income before taxes	155,869	142,271	289,747	286,262
Income tax expense	(54,944)	(50,468)	(103,885)	(101,601)
Net income	$100,925	$91,803	$185,862	$184,661

Net income per share of Class A and Class B common stock:
Basic	$0.98	$0.89	$1.80	$1.80
Diluted	$0.92	$0.84	$1.69	$1.69
Weighted-average shares outstanding
Basic	103,180,769	102,837,443	103,064,834	102,758,427
Diluted	111,564,483	110,839,180	111,490,683	110,710,174

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2016	—	$—	102,844,477	$1,010	—	$—	$2,237,866	$1,143,311	$3,382,187
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	—	458	458
Issuance of common stock upon vesting of restricted stock units and upon exercise of options and warrants	—	—	505,104	2	—	—	1,695	—	1,697
Stock-based compensation	—	—	—	—	—	—	9,077	—	9,077
Cash dividends (declared $0.15 per share)	—	—	—	—	—	—	—	(15,477)	(15,477)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(138,147)	—	—	—	(5,600)	—	(5,600)
Net income	—	—	—	—	—	—	—	185,862	185,862
Balance at June 30, 2017	—	$—	103,211,434	$1,012	—	$—	$2,243,038	$1,314,154	$3,558,204

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Operating Activities
Net income	$185,862	$184,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	250,399	220,711
Stock-based compensation	9,077	7,740
Deferred taxes	103,885	101,601
Amortization of debt discounts and issuance costs	15,429	14,549
Gain on aircraft sales, trading and other activity	(17,160)	(37,713)
Changes in operating assets and liabilities:
Other assets	(86,712)	2,367
Accrued interest and other payables	31,240	7,298
Rentals received in advance	5,943	3,556
Net cash provided by operating activities	497,963	504,770
Investing Activities
Acquisition of flight equipment under operating lease	(1,142,367)	(1,138,130)
Payments for deposits on flight equipment purchases	(385,628)	(437,721)
Proceeds from aircraft sales, trading and other activity	433,284	507,202
Acquisition of aircraft furnishings, equipment and other assets	(84,874)	(117,132)
Net cash used in investing activities	(1,179,585)	(1,185,781)
Financing Activities
Issuance of common stock upon exercise of options and warrants	1,664	—
Cash dividends paid	(15,450)	(10,271)
Tax withholdings on stock-based compensation	(5,600)	(5,890)
Net change in unsecured revolving facilities	711,000	938,000
Proceeds from debt financings	1,096,673	690,754
Payments in reduction of debt financings	(1,229,690)	(962,403)
Net change in restricted cash	(6,239)	(7,862)
Debt issuance costs	(3,964)	(3,157)
Security deposits and maintenance reserve receipts	110,766	93,261
Security deposits and maintenance reserve disbursements	(12,630)	(35,362)
Net cash provided by financing activities	646,530	697,070
Net increase/(decrease) in cash	(35,092)	16,059
Cash and cash equivalents at beginning of period	274,802	156,675
Cash and cash equivalents at end of period	$239,710	$172,734
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $21,931 and $19,521 at June 30, 2017 and 2016, respectively	$159,269	$151,165
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$312,837	$525,991
Cash dividends declared, not yet paid	$7,741	$5,142

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Company Background and Overview

Air Lease Corporation, together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing them to airlines throughout the world.   In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. As of June 30, 2017, we owned a fleet of 240 aircraft, managed 48 aircraft and had 373 aircraft on order with the manufacturers.

Note 2.Basis of Preparation and Critical Accounting Policies

The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the accounts of any Variable Interest Entity in which we are determined to be the primary beneficiary. All material intercompany balances are eliminated in consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2017, and for all periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Stock-based compensation

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with Accounting Standards Update (“ASU”) 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718),” wherein all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense on the Consolidated Statement of Income. Previously, only net tax deficiencies were recognized as tax expense. As a result of adopting ASU 2016-09, we recognized $1.7 million as a discrete item in income tax expense relating to stock-based compensation expense for tax deficiencies incurred during the three months ended March 31, 2017. We did not recognize any additional income tax expense for the three months ended June 30, 2017 from the adoption of ASU 2016-09. Additionally, in connection with the adoption of ASU 2016-09, the Company recorded excess tax benefits relating to prior periods of $0.5 million on a modified retrospective basis through a cumulative effect adjustment to retained earnings.

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the Statement of Cash Flow. Previously, these items were classified as financing activities. We have elected to present the cash flow statement on a prospective transition method and there were no adjustments to the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 as a result of this adoption.

Finally, ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur or to account for forfeitures on an estimated basis. We elected to change our policy from estimating forfeitures to accounting for forfeitures as they are incurred. This change in accounting policy was made on a prospective basis.

Note 3.Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01 (“ASU 2017-01”), “Business Combinations (Topic 805).”  The amendments in ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 will be effective for annual reporting periods beginning after December 15, 2017 for public entities. Early adoption is permitted. We are currently evaluating this guidance to determine the impact it will have on our financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”), “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).”  The amendments in ASU 2017-05 clarifies the guidance in Subtopic 610-20 on accounting for derecognition of a nonfinancial asset.  ASU 2017-05 will be effective at the same time the Company applies ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  We are currently evaluating this guidance to determine the impact it will have on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”), “Compensation - Stock Compensation (Topic 718).” This ASU clarifies when changes to share-based payment awards must be accounted for as modifications. ASU 2017-09 will be effective for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted.  We are currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 4.Debt Financing

The Company’s debt financing was comprised of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Unsecured
Senior notes	$6,919,871	$6,953,343
Revolving credit facility	1,477,000	766,000
Term financings	213,760	211,346
Convertible senior notes	199,985	199,995
Total unsecured debt financing	8,810,616	8,130,684
Secured
Term financings	539,462	619,767
Export credit financing	48,247	51,574
Total secured debt financing	587,709	671,341

Total debt financing	9,398,325	8,802,025
Less: Debt discounts and issuance costs	(95,013)	(88,151)
Debt financing, net of discounts and issuance costs	$9,303,312	$8,713,874

The Company’s secured obligations as of June 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	June 30, 2017	December 31, 2016
Nonrecourse	$225,368	$245,155
Recourse	362,341	426,186
Total secured debt financing	$587,709	$671,341
Number of aircraft pledged as collateral	21	25
Net book value of aircraft pledged as collateral	$1,210,534	$1,421,657

Senior unsecured notes

As of June 30, 2017, the Company had $6.9 billion in senior unsecured notes outstanding.  As of December 31, 2016, the Company had $7.0 billion in senior unsecured notes outstanding.

On June 12, 2017, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 2.625%.

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

The total amount outstanding under our unsecured revolving credit facility was approximately  $1.5 billion and $766.0 million as of June 30, 2017 and December 31, 2016, respectively.

Maturities

Maturities of debt outstanding as of June 30, 2017 are as follows (in thousands):

Years ending December 31,

2017	$77,404
2018	1,565,857
2019	1,093,900
2020	1,258,585
2021	2,378,952
Thereafter	3,023,627
Total	$9,398,325

Note 5.Commitments and Contingencies

As of June 30, 2017 and through August 3, 2017, the Company had commitments to acquire a total of 373 new aircraft scheduled to deliver through 2023 as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A320/321neo(1)	5	17	32	26	22	44	146
Airbus A330-900neo	—	7	5	5	5	5	27
Airbus A350-900/1000	2	4	2	7	9	—	24
Boeing 737-7/8/9 MAX	2	12	26	28	35	27	130
Boeing 787-9/10	3	7	12	9	7	8	46
Total(2)	12	47	77	75	78	84	373

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have commitments to purchase five used Boeing 737-800 aircraft from an airline which are scheduled for delivery in 2017.

Airbus has informed us to expect several month delivery delays relating to aircraft scheduled for delivery in 2017 and 2018. The delays have been reflected in our commitment schedules above. We have signed leases for all of the delayed aircraft on order. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of August 3, 2017, none of our lease contracts are subject to cancellation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $28.5 billion at June 30, 2017 and through August 3, 2017 are as follows (in thousands):

Years ending December 31,

2017	$1,528,931
2018	4,246,763
2019	5,703,782
2020	6,048,859
2021	5,886,385
Thereafter	5,088,935
Total	$28,503,655

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.4 billion and $1.3 billion as of June 30, 2017 and December 31, 2016, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of June 30, 2017, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of June 30, 2017, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and six months ended June 30, 2017, the Company did not have any potentially anti-dilutive securities which would require exclusion from the computation of dilutive earnings per share.  The Company excluded 1,086,653 and 1,006,647 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2017 and 2016, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic net income per share:
Numerator
Net income	$100,925	$91,803	$185,862	$184,661
Denominator
Weighted-average common shares outstanding	103,180,769	102,837,443	103,064,834	102,758,427
Basic net income per share	$0.98	$0.89	$1.80	$1.80
Diluted net income per share:
Numerator
Net income	$100,925	$91,803	$185,862	$184,661
Assumed conversion of convertible senior notes	1,431	1,455	2,847	2,909
Net income plus assumed conversions	$102,356	$93,258	$188,709	$187,570
Denominator
Number of shares used in basic computation	103,180,769	102,837,443	103,064,834	102,758,427
Weighted-average effect of dilutive securities	8,383,714	8,001,737	8,425,849	7,951,747
Number of shares used in per share computation	111,564,483	110,839,180	111,490,683	110,710,174
Diluted net income per share	$0.92	$0.84	$1.69	$1.69

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2017 or December 31, 2016.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2017 was $9.6 billion compared to a book value of $9.4 billion. The estimated fair value of debt financing as of December 31, 2016 was $8.9 billion compared to a book value of $8.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at June 30, 2017, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2017 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 of the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2017, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) remaining under the 2014 Plan is approximately 5,768,763, which includes 768,763 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $5.3 million and $4.5 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $9.1 million and $7.7 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2017 and 2016, respectively.

Stock Options

A summary of stock option activity for the six month period ended June 30, 2017 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2016	3,308,158	$20.40	3.50	$46,086
Granted	—	$—	—	$—
Exercised	(70,000)	$23.77	—	$1,036
Forfeited/canceled	—	$—	—	$—
Balance at June 30, 2017	3,238,158	$20.33	2.99	$55,158
Vested and exercisable as of June 30, 2017	3,238,158	$20.33	2.99	$55,158

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of June 30, 2017.  As a result, there was no stock-based compensation expense related to Stock Options for the three and six months ended June 30, 2017 and 2016.

The following table summarizes additional information regarding exercisable and vested stock options at June 30, 2017:

	Stock Options Exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	3,118,158	2.96
$28.80	120,000	3.82
$20.00 - $28.80	3,238,158	2.99

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

During the six months ended June 30, 2017, the Company granted 505,545 RSUs of which 228,938 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2017:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2016	1,129,045	$37.47
Granted	505,545	$45.05
Vested	(311,259)	$37.43
Forfeited/canceled	(102,270)	$48.38
Unvested at June 30, 2017	1,221,061	$39.70

The Company recorded $5.3 million and $4.5 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $9.1 million and $7.7 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was $27.0 million of unrecognized compensation cost related to unvested RSUs granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.04 years.

Note 9. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park Global Capital (US) LP (‘‘Napier Park’’) to participate in a joint venture and formed Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  The Company incurred $0.3 million of losses and recognized $0.8 million of gains on the sale of aircraft to Blackbird during the six months ended June 30, 2017 and June 30, 2016, respectively.  As of June 30, 2017 and December 31, 2016, the amounts due from Blackbird to the Company were $0.6 million and $0.7 million, respectively. The Company's investment in Blackbird was $30.8 million and $25.1 million as of June 30, 2017 and December 31, 2016, respectively, and is recorded in other assets on the Consolidated Balance Sheet.

Note 10. Flight Equipment Held for Sale

On May 3, 2017, we entered into an agreement to sell 19 aircraft to Thunderbolt Aircraft Lease Limited (‘‘Thunderbolt’’), a group of third party investors. We have no ownership in Thunderbolt. During the quarter ended June 30, 2017, we completed sales of 16 aircraft to Thunderbolt. We expect the sale of the remaining three aircraft to be completed in the third quarter of 2017.

As of June 30, 2017, we had four aircraft, with a carrying value of $77.5 million, which were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.  We cease recognition of depreciation expense once an aircraft is classified as held for sale.  As of December 31, 2016, we had six aircraft, with a carrying value of $163.4 million, held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.

Note 11.  Subsequent Events

On August 1, 2017, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture and formed Blackbird Capital II, LLC (‘‘Blackbird II’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird II is 9.5% and will be accounted for as an investment under the equity method of accounting.  As of August 3, 2017, Blackbird II had $230.8 million in equity commitments.

On August 2, 2017, our board of directors approved a quarterly cash dividend of $0.075 per share on our outstanding common stock. The dividend will be paid on October 6, 2017 to holders of record of our common stock as of September 13, 2017.

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

During the six months ended June 30, 2017, we purchased and took delivery of 19 aircraft from our new order pipeline, purchased six incremental aircraft and sold 22 aircraft, ending the period with a total of 240 aircraft with a net book value of $12.7 billion. The weighted average lease term remaining on our operating lease portfolio was 6.9 years and the weighted average age of our fleet was 3.6 years as of June 30, 2017. Our fleet grew by 5.8% based on net book value of $12.7 billion as of June 30, 2017 compared to $12.0 billion as of December 31, 2016. In addition, our managed fleet increased to 48 aircraft as of June 30, 2017 from 30 aircraft as of December 31, 2016. We have a globally diversified customer base comprised of 88 airlines in 54 countries.  All of the aircraft in our operating lease portfolio were subject to lease as of June 30, 2017.

In 2017, we entered into amendments and supplemental agreements to existing agreements with Airbus and Boeing to purchase 28 additional aircraft, consisting of 12 incremental A321neo aircraft, two A330-900 aircraft, 12 737 MAX aircraft and two 787-9 aircraft. Deliveries of the aircraft are scheduled to commence in 2018 and continue through 2023. As of June 30, 2017, we had, in the aggregate, 373 aircraft on order with Boeing and Airbus for delivery through 2023.

On May 3, 2017, we entered into an agreement to sell 19 aircraft to Thunderbolt Aircraft Lease Limited (‘‘Thunderbolt’’), a group of third party investors. We have no ownership in Thunderbolt. All of the aircraft in Thunderbolt's portfolio will be managed by the Company. During the quarter ended June 30, 2017, we completed the sale of 16 aircraft to Thunderbolt. We expect the sale of the remaining three aircraft to be completed in the third quarter of 2017.

On August 1, 2017, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park Global Capital (US) LP (‘‘Napier Park’’) to participate in a joint venture and formed Blackbird Capital II, LLC (‘‘Blackbird II’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird II is 9.5%.  As of August 3, 2017, Blackbird II had $230.8 million in equity commitments.

During the six months ended June 30, 2017, we issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 2.625% and $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625%. We also paid down $1.1 billion in aggregate principal amount of senior unsecured notes that bear interest at a rate of 5.625% during the quarter ended June 30, 2017. In addition, we amended and extended our unsecured revolving credit facility whereby, among other things, we extended the final maturity date from May 5, 2020 to May 5, 2021 and increased the total revolving commitments to approximately $3.7 billion from approximately $3.5 billion with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. We ended the second quarter of 2017 with total debt outstanding, net of discounts and issuance costs, of $9.3 billion, of which 77.5% was at a fixed rate and 93.7% of which was unsecured. Our composite cost of funds decreased to 3.08% as of June 30, 2017 from 3.42% as of December 31, 2016.

The minimum future rental payments that our airline customers have committed to increased to $23.9 billion as of June 30, 2017 from $23.8 billion as of December 31, 2016. This includes $9.8 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.1 billion in minimum future rental payments related to aircraft which will deliver during the remainder of 2017 through 2021.

Our total revenues for the quarter ended June 30, 2017 increased by 8.8% to $381.0 million, compared to the quarter ended June 30, 2016. This is comprised of rental revenues on our operating lease portfolio of $358.1 million and aircraft sales, trading and other revenue of $22.8 million.

Our net income for the quarter ended June 30, 2017 was $100.9 million compared to $91.8 million for the quarter ended June 30, 2016. Our diluted earnings per share for the quarter ended June 30, 2017 was $0.92 compared to $0.84 for the quarter ended June 30, 2016. Our pre-tax profit margin for the quarter ended June 30, 2017 was 40.9% compared to 40.6% for the quarter ended June 30, 2016. The increase in net income in the second quarter of 2017 as compared to 2016 was primarily due to an increase in our rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items, our adjusted net income before income taxes was $166.7 million for the three months ended June 30, 2017 compared to $152.2 million for the three months ended June 30, 2016. Our adjusted margin before income taxes for the three months ended June 30, 2017 was 43.9% compared to 43.7% for the three months ended June 30, 2016. Adjusted diluted earnings per share before income taxes for the three months ended June 30, 2017 was $1.51 compared to $1.39 for the three months ended June 30, 2016. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See Note 1 under the "Results of Operations" table for a discussion of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our fleet

Portfolio metrics of our aircraft portfolio as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
Owned fleet	240		237
Managed fleet	48		30
Order book	373		363

Weighted-average fleet age(1)	3.6	years	3.8	years
Weighted-average remaining lease term(1)	6.9	years	6.9	years
Aggregate fleet net book value	$12.7	billion	$12.0	billion

Current fleet contracted rentals	$9.8	billion	$9.4	billion
Committed fleet rentals	$14.1	billion	$14.4	billion
Total committed rentals	$23.9	billion	$23.8	billion

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$4,144,547	32.5%	$3,547,294	29.5%
China	2,727,113	21.4%	2,779,546	23.0%
Asia (excluding China)	2,725,655	21.4%	2,739,554	22.7%
The Middle East and Africa	1,056,494	8.3%	935,968	7.8%
Central America, South America and Mexico	988,989	7.8%	937,287	7.8%
U.S. and Canada	653,888	5.1%	647,743	5.4%
Pacific, Australia and New Zealand	445,979	3.5%	454,533	3.8%
Total	$12,742,665	100.0%	$12,041,925	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.4%	3	1.3%
Airbus A320-200	43	17.9%	44	18.6%
Airbus A320-200neo	4	1.7%	1	0.4%
Airbus A321-200	30	12.5%	31	13.1%
Airbus A321-200neo	2	0.8%	—	—%
Airbus A330-200	16	6.7%	17	7.2%
Airbus A330-300	5	2.1%	5	2.1%
Boeing 737-700	3	1.3%	8	3.4%
Boeing 737-800	104	43.3%	95	40.1%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	10.0%	22	9.3%
Boeing 787-9	5	2.1%	3	1.3%
Embraer E190	1	0.4%	6	2.4%
Total	240	100.0%	237	100.0%

As of June 30, 2017 and through August 3, 2017, we had commitments to acquire a total of 373 new aircraft for delivery as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A320/321neo(1)	5	17	32	26	22	44	146
Airbus A330-900neo	—	7	5	5	5	5	27
Airbus A350-900/1000	2	4	2	7	9	—	24
Boeing 737-7/8/9 MAX	2	12	26	28	35	27	130
Boeing 787-9/10	3	7	12	9	7	8	46
Total(2)	12	47	77	75	78	84	373

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have commitments to purchase five used Boeing 737-800 aircraft from an airline which are scheduled for delivery in 2017.

Airbus has informed us to expect several month delivery delays relating to aircraft scheduled for delivery in 2017 and 2018. The delays have been reflected in our commitment schedules above. We have signed leases for all of the delayed aircraft on order. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of August 3, 2017, none of our lease contracts are subject to cancellation.

As of June 30, 2017, we had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. As of June 30, 2017 and through August 3, 2017, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2017	12	12	100.0%
2018	47	47	100.0%
2019	77	64	83.1%
2020	75	31	41.3%
2021	78	5	6.4%
Thereafter	84	—	—%
Total	373	159

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. According to the International Air Transport Association (“IATA”), global passenger traffic demand has grown 7.9% in the first six months of 2017 compared to the first six months of 2016, the fastest first half since 2005. In 2016 and 2015, global passenger traffic demand grew 6.3% and 6.5% respectively, which exceeded the ten-year average annual growth rate of 5.5%. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

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

We ended the second quarter of 2017 with total debt outstanding, net of discounts and issuance costs, of $9.3 billion compared to $8.7 billion as of December 31, 2016. Our unsecured debt increased to $8.8 billion as of June 30, 2017 from $8.1 billion as of December 31, 2016. Our unsecured debt as a percentage of total debt increased to 93.7% as of June 30, 2017 from 92.4% as of December 31, 2016.

Our cash flows from operations decreased slightly by 1.3% or $6.8 million, to $498.0 million for the six months ended June 30, 2017 as compared to $504.8 million for the six months ended June 30, 2016.  Our cash flow used in investing activities was $1.2 billion for the six months ended June 30, 2017, which resulted primarily from the purchase of aircraft partially offset by proceeds on the sale of aircraft. Our cash flow provided by financing activities was $646.5 million for the six months ended June 30, 2017, which resulted primarily from the issuance of unsecured notes during the first half of 2017, partially offset by the repayment of outstanding debt.

We ended the second quarter of 2017 with available liquidity of $2.5 billion which is comprised of unrestricted cash of $239.7 million and undrawn balances under our unsecured revolving credit facility of $2.2 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Debt

Our debt financing was comprised of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Unsecured
Senior notes	$6,919,871	$6,953,343
Revolving credit facility	1,477,000	766,000
Term financings	213,760	211,346
Convertible senior notes	199,985	199,995
Total unsecured debt financing	8,810,616	8,130,684
Secured
Term financings	539,462	619,767
Export credit financing	48,247	51,574
Total secured debt financing	587,709	671,341

Total debt financing	9,398,325	8,802,025
Less: Debt discounts and issuance costs	(95,013)	(88,151)
Debt financing, net of discounts and issuance costs	$9,303,312	$8,713,874
Selected interest rates and ratios:
Composite interest rate(1)	3.08%	3.42%
Composite interest rate on fixed-rate debt(1)	3.29%	3.69%
Percentage of total debt at fixed-rate	77.52%	83.48%

(1)	This rate does not include the effect of upfront fees, undrawn fees or discount and issuance cost amortization.

Senior unsecured notes

As of June 30, 2017, the Company had $6.9 billion in senior unsecured notes outstanding.  As of December 31, 2016, the Company had $7.0 billion in senior unsecured notes outstanding.

On June 12, 2017, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 2.625%.

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

The total amount outstanding under our unsecured revolving credit facility was approximately $1.5 billion and $766.0 million as of June 30, 2017 and December 31, 2016, respectively.

Credit ratings

In July 2017, Fitch reaffirmed an investment grade rating of 'BBB' to our senior unsecured debt and long-term issuer default rating with a stable outlook.  Our investment-grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.

The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Fitch	BBB	BBB	Stable	July 24, 2017
Kroll Bond Rating Agency	A−	A−	Stable	December 16, 2016
Standard and Poor's	BBB	BBB	Stable	October 17, 2016

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2017 and 2016 (in thousands, except percentages and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Revenues
Rental of flight equipment	$358,114	$327,313	$712,767	$644,511
Aircraft sales, trading and other	22,843	22,826	28,377	48,956
Total revenues	380,957	350,139	741,144	693,467
Expenses
Interest	63,014	63,190	130,077	124,150
Amortization of debt discounts and issuance costs	6,437	7,388	15,429	14,549
Interest expense	69,451	70,578	145,506	138,699
Depreciation of flight equipment	126,490	112,136	250,399	220,711
Selling, general and administrative	23,843	20,653	46,415	40,055
Stock-based compensation	5,304	4,501	9,077	7,740
Total expenses	225,088	207,868	451,397	407,205
Income before taxes	155,869	142,271	289,747	286,262
Income tax expense	(54,944)	(50,468)	(103,885)	(101,601)
Net income	$100,925	$91,803	$185,862	$184,661

Net income per share of Class A and B common stock
Basic	$0.98	$0.89	$1.80	$1.80
Diluted	$0.92	$0.84	$1.69	$1.69

Other financial data
Pre-tax profit margin	40.9%	40.6%	39.1%	41.3%
Adjusted net income before income taxes(1)	$166,660	$152,160	$313,303	$303,301
Adjusted margin before income taxes(1)	43.9%	43.7%	42.3%	44.1%
Adjusted diluted earnings per share before income taxes(1)	$1.51	$1.39	$2.84	$2.77

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

Management and our board of directors use adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes do not reflect our cash expenditures or changes in our cash requirements for our working capital needs.  In addition, our calculation of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes may differ from the adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$100,925	$91,803	$185,862	$184,661
Amortization of debt discounts and issuance costs	6,437	7,388	15,429	14,549
Stock-based compensation	5,304	4,501	9,077	7,740
Insurance recovery on settlement	(950)	(2,000)	(950)	(5,250)
Provision for income taxes	54,944	50,468	103,885	101,601
Adjusted net income before income taxes	$166,660	$152,160	$313,303	$303,301
Adjusted margin before income taxes(1)	43.9%	43.7%	42.3%	44.1%

(1)	Adjusted margin before income taxes is adjusted net income before income taxes divided by total revenues, excluding insurance recoveries.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$100,925	$91,803	$185,862	$184,661
Amortization of debt discounts and issuance costs	6,437	7,388	15,429	14,549
Stock-based compensation	5,304	4,501	9,077	7,740
Insurance recovery on settlement	(950)	(2,000)	(950)	(5,250)
Provision for income taxes	54,944	50,468	103,885	101,601
Adjusted net income before income taxes	$166,660	$152,160	$313,303	$303,301
Assumed conversion of convertible senior notes	1,431	1,455	2,847	2,909
Adjusted net income before income taxes plus assumed conversions	$168,091	$153,615	$316,150	$306,210
Weighted-average diluted shares outstanding	111,564,483	110,839,180	111,490,683	110,710,174
Adjusted diluted earnings per share before income taxes	$1.51	$1.39	$2.84	$2.77

Three months ended June 30, 2017, compared to the three months ended June 30, 2016

Rental revenue

As of June 30, 2017, we owned 240 aircraft at a net book value of $12.7 billion and recorded $358.1 million in rental revenue for the quarter then ended, which included $2.2 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of June 30, 2016, we owned 245 aircraft at a net book value of $11.7 billion and recorded $327.3 million in rental revenue for the quarter ended June 30, 2016, which included $0.3 million in amortization expense related to initial direct costs, which is net of overhaul revenue.  The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $12.7 billion as of June 30, 2017 from $11.7 billion as of June 30, 2016.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $22.8 million for each of the three months ended June 30, 2017 and June 30, 2016.  During the quarter ended June 30, 2017, we recorded $17.6 million in gains from the sale of 17 aircraft from our operating lease portfolio. In addition, we received insurance proceeds of $1.0 million during the quarter ended June 30, 2017 in connection with litigation settlement. During the quarter ended June 30, 2016, we recorded $16.7 million in gains from the sale of 10 aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $2.0 million during the quarter ended June 30, 2016 in connection with a litigation settlement.

Interest expense

Interest expense totaled $69.5 million for the three months ended June 30, 2017 compared to $70.6 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in our composite cost of funds, partially offset by an increase in our debt balance. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $126.5 million in depreciation expense of flight equipment for the three months ended June 30, 2017 compared to $112.1 million for the three months ended June 30, 2016. The increase in depreciation expense for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $23.8 million for the three months ended June 30, 2017 compared to $20.7 million for the three months ended June 30, 2016. Selling, general and administrative expense as a percentage of total revenue  increased slightly to 6.3% for the three months ended June 30, 2017 compared to 5.9% for the three months ended June 30, 2016. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of revenue.

Taxes

The effective tax rate was 35.3% and 35.5% for the three months ended June 30, 2017 and 2016, respectively.

Net income

For the three months ended June 30, 2017, we reported consolidated net income of $100.9 million, or $0.92 per diluted share, compared to a consolidated net income of $91.8 million, or $0.84 per diluted share, for the three months ended June 30, 2016.  Net income increased in the second quarter of 2017 as compared to 2016, primarily due to an increase in our rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease.

Adjusted net income before income taxes

For the three months ended June 30, 2017, we recorded adjusted net income before income taxes of $166.7 million, or $1.51 per adjusted diluted share before income taxes, compared to an adjusted net income before income taxes of $152.2 million, or $1.39 per adjusted diluted share before income taxes, for the three months ended June 30, 2016. The increase in adjusted net income before income taxes for the second quarter of 2017 compared to the second quarter of 2016 was primarily due to an increase in our rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease.

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

Six months ended June 30, 2017, compared to the six months ended June 30, 2016

Rental revenue

As of June 30, 2017, we owned 240 aircraft at a net book value of $12.7 billion and recorded $712.8 million in rental revenue for the six months then ended, which included overhaul revenue, net of amortization of initial direct costs, of $2.7 million. In the prior year, as of June 30, 2016, we owned 245 aircraft at a net book value of $11.7 billion and recorded $644.5 million in rental revenue for the six months ended June 30, 2016, which included $0.7 million in amortization expense related to initial direct costs, which is net of overhaul revenue.  The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $12.7 billion as of June 30, 2017 from $11.7 billion as of June 30, 2016.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $28.4 million for the six months ended June 30, 2017 compared to $49.0 million for the six months ended June 30, 2016.  During the six months ended June 30, 2017, we recorded $17.2 million in gains from the sale of 22 aircraft from our operating lease portfolio. In addition, we received insurance proceeds of $1.0 million during the six months ended June 30, 2017 in connection with litigation settlement. During the six months ended June 30, 2016, we recorded $37.7 million in gains from the sale of 22 aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $5.25 million during the six months ended June 30, 2016 in connection with a litigation settlement.

Interest expense

Interest expense totaled $145.5 million for the six months ended June 30, 2017 compared to $138.7 million for the six months ended June 30, 2016. The change was primarily due to an increase in our average outstanding debt balances partially offset by the decrease in our average composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $250.4 million in depreciation expense of flight equipment for the six months ended June 30, 2017 compared to $220.7 million for the six months ended June 30, 2016. The increase in depreciation expense for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is attributable to the acquisition of additional aircraft.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $46.4 million for the six months ended June 30, 2017 compared to $40.1 million for the six months ended June 30, 2016. Selling, general and administrative expense as a percentage of total revenue increased slightly to 6.3% for the six months ended June 30, 2017 compared to 5.8% for the six months ended June 30, 2016.  The increase in selling, general and administrative expenses was primarily due to $3.3 million of transaction expenses incurred during the first half of 2017 related to the Thunderbolt transaction.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of revenue.

Taxes

The effective tax rate was 35.9% and 35.5% for the six months ended June 30, 2017 and 2016, respectively.  The increase in our effective tax rate was due to the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in a discrete income tax expense item related to stock-based compensation of approximately $1.7 million as discussed in Note 2: Basis of Preparation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income

For the six months ended June 30, 2017, we reported consolidated net income of $185.9 million, or $1.69 per diluted share, compared to a consolidated net income of $184.7 million, or $1.69 per diluted share, for the six months ended June 30, 2016.  Net income increased in the first six months of 2017 as compared to 2016, this was primarily due to an increase in rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease.

Adjusted net income before income taxes

For the six months ended June 30, 2017, we recorded adjusted net income before income taxes of $313.3 million, or $2.84 per adjusted diluted share before income taxes, compared to an adjusted net income before income taxes of $303.3 million, or $2.77 per adjusted diluted share before income taxes, for the six months ended June 30, 2016. The increase in adjusted net income before income taxes for the first six months of 2017 compared to the first six months of 2016 was primarily due to an increase in rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease, partially offset by a decrease in gains on aircraft sales, as well as the receipt of insurance proceeds in 2016 related to a legal settlement in 2015.

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

Contractual Obligations

Our contractual obligations as of June 30, 2017, are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations	$77,404	$1,565,857	$1,093,900	$1,258,585	$2,378,952	$3,023,627	$9,398,325
Interest payments on debt outstanding(1)	141,610	259,894	209,614	172,046	132,729	739,694	1,655,587
Purchase commitments	1,528,931	4,246,763	5,703,782	6,048,859	5,886,385	5,088,935	28,503,655
Operating leases	1,211	2,926	3,232	3,111	2,946	6,804	20,230
Total	$1,749,156	$6,075,440	$7,010,528	$7,482,601	$8,401,012	$8,859,060	$39,577,797

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2017.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2016. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on its consolidated financial statements.  Accordingly, there have been no material changes to critical accounting policies in the six months ended June 30, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a portion of our aircraft acquisitions from time to time. We had $2.1 billion and $1.5 billion in floating-rate debt outstanding on each of June 30, 2017 and December 31, 2016. If interest rates increase, we would be obligated to make higher interest payments to our lenders. As we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt will increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $21.1 million and $14.5 million as of June 30, 2017 and December 31, 2016, respectively, on an annualized basis, which would put downward pressure on our operating margins. Further, as of June 30, 2017, 77.5% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of June 30, 2017 and December 31, 2016, 1.0% of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, changes in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2017. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2017, a holder of our 3.875% convertible senior notes due 2018 ("Convertible Notes") converted $6,000 in principal amount of our Convertible Notes and received 202 shares of Class A Common Stock at a per share conversion price of $29.60.  The shares were issued in reliance on an exemption from registration from registration under Section 3(a)(9) under the 1933 Act.

On June 8, 2017, a holder of our 3.875% convertible senior notes due 2018 ("Convertible Notes") converted $3,000 in principal amount of our Convertible Notes and received 101 shares of Class A Common Stock at a per share conversion price of $29.60.  The shares were issued in reliance on an exemption from registration from registration under Section 3(a)(9) under the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.1

Restated Certificate of Incorporation of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to Air Lease Corporation's Registration Statement on Form S-1 filed on January 14, 2011 (File No. 333-17173)).

3.2	Third Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 3.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 20, 2016 (File No. 001-35121)).

4.2

Thirteenth Supplemental Indenture, dated as of June 12, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to the 2.625% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 12, 2017 (File No. 001-35121)).

10.1

Third Amendment, dated as of May 2, 2017, to the Second Amendment and Restated Credit Agreement dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.2†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.3†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.4†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.5†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.6†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.7†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company

10.8†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company

10.9†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company

10.10†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

August 3, 2017	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 3, 2017	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1

Restated Certificate of Incorporation of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to Air Lease Corporation's Registration Statement on Form S-1 filed on January 14, 2011 (File No. 333-17173)).

3.2	Third Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 3.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 20, 2016 (File No. 001-35121)).

4.2

Thirteenth Supplemental Indenture, dated as of June 12, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to the 2.625% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 12, 2017 (File No. 001-35121)).

10.1

Third Amendment, dated as of May 2, 2017, to the Second Amendment and Restated Credit Agreement dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.2†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.3†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.4†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.5†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.6†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.7†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company

10.8†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company

10.9†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company

10.10†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†

The registrant has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.