Form 10-Q
period 2017-09-30
AIR LEASE CORP
filed 2017-11-09
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At November 8, 2017, there were 103,240,094 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2017

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

•	our inability to effectively oversee our managed fleet;

•	our inability to obtain refinancing prior to the time our debt matures;

•	impaired financial condition and liquidity of our lessees;

•	deterioration of economic conditions in the commercial aviation industry generally;

•	increased maintenance, operating or other expenses or changes in the timing thereof;

•	changes in the regulatory environment;

•	potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•	the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, and other SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$226,019	$274,802
Restricted cash	19,411	16,000
Flight equipment subject to operating leases	14,397,998	13,597,530
Less accumulated depreciation	(1,725,061)	(1,555,605)
	12,672,937	12,041,925
Deposits on flight equipment purchases	1,551,750	1,290,676
Other assets	431,530	352,213
Total assets	$14,901,647	$13,975,616
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$232,399	$256,775
Debt financing, net of discounts and issuance costs	9,237,320	8,713,874
Security deposits and maintenance reserves on flight equipment leases	850,363	856,335
Rentals received in advance	102,442	99,385
Deferred tax liability	823,540	667,060
Total liabilities	$11,246,064	$10,593,429
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 103,239,538 and 102,844,477 shares at September 30, 2017 and December 31, 2016, respectively	1,032	1,010
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,248,950	2,237,866
Retained earnings	1,405,601	1,143,311
Total shareholders’ equity	$3,655,583	$3,382,187
Total liabilities and shareholders’ equity	$14,901,647	$13,975,616

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)
Revenues
Rental of flight equipment	$359,487	$340,864	$1,072,254	$985,375
Aircraft sales, trading and other	17,278	14,237	45,655	63,193
Total revenues	376,765	355,101	1,117,909	1,048,568
Expenses
Interest	63,514	64,720	193,591	188,870
Amortization of debt discounts and issuance costs	6,959	8,081	22,388	22,630
Interest expense	70,473	72,801	215,979	211,500
Depreciation of flight equipment	127,553	113,251	377,952	333,962
Selling, general and administrative	19,262	19,874	65,677	59,929
Stock-based compensation	5,358	4,602	14,435	12,342
Total expenses	222,646	210,528	674,043	617,733
Income before taxes	154,119	144,573	443,866	430,835
Income tax expense	(54,931)	(51,297)	(158,816)	(152,898)
Net income	$99,188	$93,276	$285,050	$277,937

Net income per share of Class A and Class B common stock:
Basic	$0.96	$0.91	$2.76	$2.70
Diluted	$0.90	$0.86	$2.59	$2.55
Weighted-average shares outstanding
Basic	103,221,692	102,842,996	103,117,695	102,786,822
Diluted	111,709,545	110,788,913	111,558,125	110,737,889

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2016	—	$—	102,844,477	$1,010	—	$—	$2,237,866	$1,143,311	$3,382,187
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	—	458	458
Issuance of common stock upon vesting of restricted stock units and upon exercise of options and warrants	—	—	533,208	22	—	—	2,249	—	2,271
Stock-based compensation	—	—	—	—	—	—	14,435	—	14,435
Cash dividends (declared $0.225 per share)	—	—	—	—	—	—	—	(23,218)	(23,218)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(138,147)	—	—	—	(5,600)	—	(5,600)
Net income	—	—	—	—	—	—	—	285,050	285,050
Balance at September 30, 2017	—	$—	103,239,538	$1,032	—	$—	$2,248,950	$1,405,601	$3,655,583

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Operating Activities
Net income	$285,050	$277,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	377,952	333,962
Stock-based compensation	14,435	12,342
Deferred taxes	158,816	152,898
Amortization of debt discounts and issuance costs	22,388	22,630
Gain on aircraft sales, trading and other activity	(23,785)	(47,687)
Changes in operating assets and liabilities:
Other assets	(80,509)	(24,305)
Accrued interest and other payables	(5,768)	23,769
Rentals received in advance	3,057	9,933
Net cash provided by operating activities	751,636	761,479
Investing Activities
Acquisition of flight equipment under operating lease	(1,304,317)	(1,436,679)
Payments for deposits on flight equipment purchases	(565,343)	(641,737)
Proceeds from aircraft sales, trading and other activity	595,796	649,210
Acquisition of aircraft furnishings, equipment and other assets	(134,709)	(165,378)
Net cash used in investing activities	(1,408,573)	(1,594,584)
Financing Activities
Issuance of common stock upon exercise of options and warrants	2,214	—
Cash dividends paid	(23,191)	(15,413)
Tax withholdings on stock-based compensation	(5,600)	(5,890)
Net change in unsecured revolving facilities	670,000	298,000
Proceeds from debt financings	1,101,673	1,526,001
Payments in reduction of debt financings	(1,266,440)	(1,000,559)
Net change in restricted cash	(3,411)	(534)
Debt issuance costs	(4,164)	(4,362)
Security deposits and maintenance reserve receipts	173,879	153,151
Security deposits and maintenance reserve disbursements	(36,806)	(47,142)
Net cash provided by financing activities	608,154	903,252
Net (decrease)/increase in cash	(48,783)	70,147
Cash and cash equivalents at beginning of period	274,802	156,675
Cash and cash equivalents at end of period	$226,019	$226,822
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $33,618 and $30,137 at September 30, 2017 and 2016, respectively	$252,806	$224,420
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$398,024	$642,417
Cash dividends declared, not yet paid	$7,742	$5,142

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation, together with its subsidiaries (the “Company”, “ALC”, “we”, “our” or “us”), is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing them to airlines throughout the world.   In addition to our leasing activities, we sell aircraft from our fleet to leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. As of September 30, 2017, we owned a fleet of 236 aircraft, managed 51 aircraft and had 372 aircraft on order with the manufacturers.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2017, and for all periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Stock-based compensation

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with Accounting Standards Update (“ASU”) 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718),” wherein all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense on the Consolidated Statement of Income. Previously, only net tax deficiencies were recognized as tax expense. As a result of adopting ASU 2016-09, we recognized $1.7 million as a discrete item in income tax expense relating to stock-based compensation expense for tax deficiencies incurred during the three months ended March 31, 2017. We did not recognize any additional income tax expense for the three months ended September 30, 2017 from the adoption of ASU 2016-09. Additionally, in connection with the adoption of ASU 2016-09, the Company recorded excess tax benefits relating to prior periods of $0.5 million on a modified retrospective basis through a cumulative effect adjustment to retained earnings.

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the Statement of Cash Flow. Previously, these items were classified as financing activities. We have elected to present the cash flow statement on a prospective transition method and there were no adjustments to the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 as a result of this adoption.

Finally, ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur or to account for forfeitures on an estimated basis. We elected to change our policy from estimating forfeitures to accounting for forfeitures as they are incurred. This change in accounting policy was made on a prospective basis.

Note 3.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).”  The amendments in ASU 2014-09 supersede most of the current revenue recognition requirements.  The guidance provides a single comprehensive model for entities to use in accounting for revenue arising from contracts.  The guidance specifically notes that lease contracts with customers are a scope exception however, the standard impacts accounting for our revenue other than lease revenue.  ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public entities, including interim periods within that reporting period, and is required to be applied using either a full retrospective approach or a modified retrospective approach.  Early adoption is only permitted as of reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The standard will not have a material impact on our consolidated financial statements and will not have an impact on our historical consolidated financial statements.  We plan to adopt the guidance effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842).”  The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  According to the guidance, accounting for leases by lessors would remain basically unchanged from the current existing concepts.  ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach. Early adoption is permitted. We noted that Lessor accounting is similar to the current model but the guidance will impact us in scenarios where we are the Lessee. We are currently evaluating this guidance but do not believe that the adoption of the standard will have a material impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01 (“ASU 2017-01”), “Business Combinations (Topic 805).”  The amendments in ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 will be effective for annual reporting periods beginning after December 15, 2017 for public entities. Early adoption is permitted. We have concluded our evaluation of this guidance and determined that the standard will not have an impact on our financial statements.

Note 4.Debt Financing

The Company’s debt financing was comprised of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Unsecured
Senior notes	$6,919,871	$6,953,343
Revolving credit facility	1,436,000	766,000
Term financings	211,782	211,346
Convertible senior notes	199,985	199,995
Total unsecured debt financing	8,767,638	8,130,684
Secured
Term financings	511,353	619,767
Export credit financing	46,583	51,574
Total secured debt financing	557,936	671,341

Total debt financing	9,325,574	8,802,025
Less: Debt discounts and issuance costs	(88,254)	(88,151)
Debt financing, net of discounts and issuance costs	$9,237,320	$8,713,874

The Company’s secured obligations as of September 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	September 30, 2017	December 31, 2016
Nonrecourse	$215,165	$245,155
Recourse	342,771	426,186
Total secured debt financing	$557,936	$671,341
Number of aircraft pledged as collateral	21	25
Net book value of aircraft pledged as collateral	$1,197,399	$1,421,657

Senior unsecured notes

As of September 30, 2017, the Company had $6.9 billion in senior unsecured notes outstanding.  As of December 31, 2016, the Company had $7.0 billion in senior unsecured notes outstanding.

On June 12, 2017, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 2.625%.

On March 8, 2017, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625%.

Unsecured revolving credit facility

In November 2017, the Company executed a commitment increase to its unsecured revolving credit facility.  This increased the aggregate facility capacity by $50.0 million to $3.8 billion.

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

The total amount outstanding under our unsecured revolving credit facility was approximately $1.4 billion and $766.0 million as of September 30, 2017 and December 31, 2016, respectively.

Maturities

Maturities of debt outstanding as of September 30, 2017 are as follows (in thousands):

Years ending December 31,

2017	$39,677
2018	1,565,765
2019	1,091,216
2020	1,258,535
2021	2,345,679
Thereafter	3,024,702
Total	$9,325,574

Note 5.Commitments and Contingencies

As of September 30, 2017 and through November 9, 2017, the Company had commitments to acquire a total of 372 new aircraft scheduled to deliver through 2023 as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A321-200	—	2	—	—	—	—	2
Airbus A320/321neo(1)	2	18	32	26	22	44	144
Airbus A330-900neo	—	7	5	5	5	5	27
Airbus A350-900/1000	2	4	2	7	9	—	24
Boeing 737-7/8/9 MAX	2	12	27	27	35	27	130
Boeing 787-9/10	2	7	12	9	7	8	45
Total(2)	8	50	78	74	78	84	372

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have commitments to purchase five used Boeing 737-800 aircraft from an airline which are scheduled for delivery in 2017.

Airbus has informed us to expect several month delivery delays relating to aircraft scheduled for delivery in 2017 and 2018. The delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of November 9, 2017, none of our lease contracts are subject to cancellation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $28.1 billion at September 30, 2017 and through November 9, 2017 are as follows (in thousands):

Years ending December 31,

2017	$998,592
2018	4,444,854
2019	5,732,940
2020	5,989,309
2021	5,859,304
Thereafter	5,063,064
Total	$28,088,063

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.6 billion and $1.3 billion as of September 30, 2017 and December 31, 2016, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may forfeit our deposits. Further, we would be subject to breach of contract claims by our lessees and manufacturers.

As of September 30, 2017, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of September 30, 2017, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and nine months ended September 30, 2017, the Company did not have any potentially anti-dilutive securities which would require exclusion from the computation of dilutive earnings per share.  The Company excluded 1,085,559 and 994,001 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2017 and 2016, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic net income per share:
Numerator
Net income	$99,188	$93,276	$285,050	$277,937
Denominator
Weighted-average common shares outstanding	103,221,692	102,842,996	103,117,695	102,786,822
Basic net income per share	$0.96	$0.91	$2.76	$2.70
Diluted net income per share:
Numerator
Net income	$99,188	$93,276	$285,050	$277,937
Assumed conversion of convertible senior notes	1,426	1,472	4,263	4,382
Net income plus assumed conversions	$100,614	$94,748	$289,313	$282,319
Denominator
Number of shares used in basic computation	103,221,692	102,842,996	103,117,695	102,786,822
Weighted-average effect of dilutive securities	8,487,853	7,945,917	8,440,430	7,951,067
Number of shares used in per share computation	111,709,545	110,788,913	111,558,125	110,737,889
Diluted net income per share	$0.90	$0.86	$2.59	$2.55

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2017 or December 31, 2016.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2017 was $9.6 billion compared to a book value of $9.3 billion. The estimated fair value of debt financing as of December 31, 2016 was $8.9 billion compared to a book value of $8.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2017, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2017 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of September 30, 2017, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) remaining under the 2014 Plan is approximately 5,769,256, which includes 769,256 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $5.4 million and $4.6 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $14.4 million and $12.3 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2017 and 2016, respectively.

Stock Options

A summary of stock option activity for the nine month period ended September 30, 2017 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2016	3,308,158	$20.40	3.50	$46,086
Granted	—	$—	—	$—
Exercised	(97,500)	$22.71	—	$1,618
Forfeited/canceled	—	$—	—	$—
Balance at September 30, 2017	3,210,658	$20.33	2.74	$71,569
Vested and exercisable as of September 30, 2017	3,210,658	$20.33	2.74	$71,569

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

The Company’s outstanding stock options fully vested on June 30, 2013 and there were no unrecognized compensation costs related to outstanding stock options as of September 30, 2017.  As a result, there was no stock-based compensation expense related to Stock Options for the three and nine months ended September 30, 2017 and 2016.

The following table summarizes additional information regarding exercisable and vested stock options at September 30, 2017:

	Stock Options Exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	3,090,658	2.71
$28.80	120,000	3.57
$20.00 - $28.80	3,210,658	2.74

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

During the nine months ended September 30, 2017, the Company granted 505,545 RSUs of which 228,938 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2017:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2016	1,129,045	$37.47
Granted	505,545	$45.05
Vested	(311,259)	$37.43
Forfeited/canceled	(103,364)	$48.27
Unvested at September 30, 2017	1,219,967	$39.71

The Company recorded $5.4 million and $4.6 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $14.4 million and $12.3 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was $21.6 million of unrecognized compensation cost related to unvested RSUs granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 1.87 years.

Note 9.Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park Global Capital (US) LP (‘‘Napier Park’’) to participate in a joint venture and formed Blackbird Capital I, LLC (‘‘Blackbird’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird is 9.5% and it is accounted for as an investment under the equity method of accounting.  The Company incurred $0.3 million of losses and recognized $0.8 million of gains on the sale of aircraft to Blackbird during the nine months ended September 30, 2017 and September 30, 2016, respectively.  On each of September 30, 2017 and December 31, 2016, the amounts due from Blackbird to the Company were $0.7 million. The Company's investment in Blackbird was $31.9 million and $25.1 million as of September 30, 2017 and December 31, 2016, respectively, and is recorded in other assets on the Consolidated Balance Sheet.

On August 1, 2017, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture and formed Blackbird Capital II, LLC (‘‘Blackbird II’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird II is 9.5% and will be accounted for as an investment under the equity method of accounting. The Company recognized $1.8 million of gains on the sale of aircraft to Blackbird II during the three and nine months ended September 30, 2017.  The Company's investment in Blackbird II was $3.1 million as of September 30, 2017.

Note 10.Flight Equipment Held for Sale

As of September 30, 2017, we had one aircraft, with a carrying value of $42.5 million, which was held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.  We expect to complete the sale of the aircraft in the fourth quarter of 2017. We cease recognition of depreciation expense once an aircraft is classified as held for sale.  As of December 31, 2016, we had six aircraft, with a carrying value of $163.4 million, held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet.

Note 11.Subsequent Events

On November 8, 2017, our board of directors approved a quarterly cash dividend of $0.10 per share on our outstanding common stock. The dividend will be paid on January 4, 2018 to holders of record of our common stock as of December  14, 2017.

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

During the nine months ended September 30, 2017, we purchased and took delivery of 22 aircraft from our new order pipeline, purchased six incremental aircraft and sold 29 aircraft, ending the period with a total of 236 aircraft with a net book value of $12.7 billion. The weighted average lease term remaining on our operating lease portfolio was 6.8 years and the weighted average age of our fleet was 3.7 years as of September 30, 2017. Our fleet grew by 5.2% based on net book value of $12.7 billion as of September 30, 2017 compared to $12.0 billion as of December 31, 2016. In addition, our managed fleet increased to 51 aircraft as of September 30, 2017 from 30 aircraft as of December 31, 2016. We have a globally diversified customer base comprised of 90 airlines in 55 countries. As of September 30, 2017, all of our aircraft in our operating lease portfolio were subject to lease, except for one aircraft, which is in transition to the follow-on lessee and is currently subject to a signed lease agreement.

In 2017, we entered into amendments and supplemental agreements to existing agreements with Airbus and Boeing to purchase 30 additional aircraft, consisting of 12 incremental A321neo aircraft, two A321-200 aircraft, two A330-900 aircraft, 12 737 MAX aircraft and two 787-9 aircraft. Deliveries of the aircraft are scheduled to commence in 2018 and continue through 2023. As of September 30, 2017, we had, in the aggregate, 372 aircraft on order with Boeing and Airbus for delivery through 2023.

We ended the third quarter of 2017 with $23.3 billion in committed minimum future rental payments. This includes $9.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.7 billion in minimum future rental payments related to aircraft which will deliver during the remainder of 2017 through 2021.

On May 3, 2017, we entered into an agreement to sell 19 aircraft to Thunderbolt Aircraft Lease Limited (‘‘Thunderbolt’’), a group of third party investors. We have no ownership in Thunderbolt. All of the aircraft in Thunderbolt's portfolio are managed by us for a fee.  We sold 16 of the 19 aircraft to Thunderbolt during the quarter ended June 30, 2017 and we completed the sale of the remaining three aircraft to Thunderbolt during the quarter ended September 30, 2017.

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

Our total revenues for the quarter ended September 30, 2017 increased by 6.1% to $376.8 million, compared to the quarter ended September 30, 2016. This was comprised of rental revenues on our operating lease portfolio of $359.5 million and aircraft sales, trading and other revenue of $17.3 million.

We ended the third quarter of 2017 with total debt outstanding, net of discounts and issuance costs, of $9.2 billion, of which 78.1% was at a fixed rate and 94.0% of which was unsecured. Our composite cost of funds decreased to 3.11% as of September 30, 2017 from 3.42% as of December 31, 2016.

Our net income for the quarter ended September 30, 2017 was $99.2 million compared to $93.3 million for the quarter ended September 30, 2016. Our diluted earnings per share for the quarter ended September 30, 2017 was $0.90 compared to $0.86 for the quarter ended September 30, 2016. Our pre-tax profit margin for the quarter ended September 30, 2017 was 40.9% compared to 40.7% for the quarter ended September 30, 2016. The increase in net income in the third quarter of 2017 as compared to 2016 was primarily due to an increase in our rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease.

Excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items, our adjusted net income before income taxes was $166.4 million for the three months ended September 30, 2017 compared to $157.3 million for the three months ended September 30, 2016. Our adjusted margin before income taxes for the three months ended September 30, 2017 was 44.2% compared to 44.3% for the three months ended September 30, 2016. Adjusted diluted earnings per share before income taxes for the three months ended September 30, 2017 was $1.50 compared to $1.43 for the three months ended September 30, 2016. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See Note 1 under the "Results of Operations" table for a discussion of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

On November 8, 2017, our Board of Directors approved an increase in our quarterly cash dividend of 33%, from $0.075 per share to $0.10 per share. The next quarterly dividend of $0.10 per share will be paid on January 4, 2018 to holders of record of our common stock as of December 14, 2017.

Our fleet

Portfolio metrics of our aircraft portfolio as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
Aggregate fleet net book value	$12.7	billion	$12.0	billion
Weighted-average fleet age(1)	3.7	years	3.8	years
Weighted-average remaining lease term(1)	6.8	years	6.9	years

Owned fleet	236		237
Managed fleet	51		30
Order book	372		363

Current fleet contracted rentals	$9.6	billion	$9.4	billion
Committed fleet rentals	$13.7	billion	$14.4	billion
Total committed rentals	$23.3	billion	$23.8	billion

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our aircraft portfolio operating in the indicated regions as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

Europe	$4,077,350	32.2%	$3,547,294	29.5%
China	2,746,775	21.7%	2,779,546	23.0%
Asia (excluding China)	2,651,270	20.9%	2,739,554	22.7%
The Middle East and Africa	1,171,528	9.2%	935,968	7.8%
Central America, South America and Mexico	979,000	7.7%	937,287	7.8%
U.S. and Canada	605,312	4.8%	647,743	5.4%
Pacific, Australia and New Zealand	441,702	3.5%	454,533	3.8%
Total	$12,672,937	100.0%	$12,041,925	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.4%	3	1.3%
Airbus A320-200	40	17.0%	44	18.6%
Airbus A320-200neo	5	2.1%	1	0.4%
Airbus A321-200	29	12.3%	31	13.1%
Airbus A321-200neo	3	1.3%	—	—%
Airbus A330-200	16	6.8%	17	7.2%
Airbus A330-300	5	2.1%	5	2.1%
Boeing 737-700	3	1.3%	8	3.4%
Boeing 737-800	101	42.8%	95	40.1%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	10.2%	22	9.3%
Boeing 787-9	6	2.5%	3	1.3%
Embraer E190	1	0.4%	6	2.4%
Total	236	100.0%	237	100.0%

As of September 30, 2017 and through November 9, 2017, we had commitments to acquire a total of 372 new aircraft for delivery as follows:

Aircraft Type	2017	2018	2019	2020	2021	Thereafter	Total
Airbus A321-200	—	2	—	—	—	—	2
Airbus A320/321neo(1)	2	18	32	26	22	44	144
Airbus A330-900neo	—	7	5	5	5	5	27
Airbus A350-900/1000	2	4	2	7	9	—	24
Boeing 737-7/8/9 MAX	2	12	27	27	35	27	130
Boeing 787-9/10	2	7	12	9	7	8	45
Total(2)	8	50	78	74	78	84	372

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have commitments to purchase five used Boeing 737-800 aircraft from an airline which are scheduled for delivery in 2017.

Airbus has informed us to expect several month delivery delays relating to aircraft scheduled for delivery in 2017 and 2018.  The delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of November 9, 2017, none of our lease contracts are subject to cancellation.

As of September 30, 2017, we had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. As of September 30, 2017 and through November 9, 2017, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2017	8	8	100.0%
2018	50	48	96.0%
2019	78	68	87.2%
2020	74	28	37.8%
2021	78	6	7.7%
Thereafter	84	2	2.4%
Total	372	160

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) expects 7.8 billion passengers to travel in 2036, a near doubling of the 4.0 billion air travelers expected to fly this year.  The prediction is based on a 3.6% annual global traffic growth over the next 20 years. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long‑term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

From time to time, our airline customers face financial difficulties.  In May 2017, Alitalia, an Italian airline, began the process to file a petition to begin an Extraordinary Administration proceeding in the Italian Bankruptcy Court.  Extraordinary Administrative proceedings are aimed at enabling a debtor in financial difficulty to restructure its operations, including its debt, in order to continue its activities.  While the Extraordinary Administrative proceeding is pending, the airline is permitted to operate and we understand that Alitalia intends to continue its normal operations.  Alitalia operates four of our Airbus A330-200s.  In October 2017, the Italian government granted an additional loan to Alitalia and extended the term for the sale of Alitalia and the repayment date of its loans to April 2018.

Since the filing of our quarterly report on Form 10-Q on August 3, 2017, three of our airline customers experienced financial difficulties. In August 2017, Air Berlin filed to commence insolvency proceedings under self-administration, and at the time of the filing, two A321-200 aircraft and one A320-200 aircraft from our fleet were on lease with Air Berlin. In September 2017, we learned that VIM Airlines was unlikely to continue as a going concern, and at the time of the filing, one Boeing 777-300ER from our fleet was on lease with VIM Airlines. Finally, in October 2017, Monarch Airlines filed for bankruptcy, and at the time of the filing, two Boeing 737-800 aircraft from our fleet were on lease with Monarch Airlines.  We experienced good demand for these aircraft during the remarketing periods. As of November 9, 2017, we have entered into lease agreements or letters of intent for all of these aircraft and are in the process of transitioning these aircraft to follow-on lessees.

The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. Nevertheless, across a variety of global economic conditions, the leasing industry has remained resilient over time. We remain optimistic about the long‑term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for us in helping airlines modernize their fleets to support the growth of the airline industry. However, with the growth in aircraft leasing worldwide, we are witnessing an increase in competition among aircraft lessors resulting in more variation in lease rates.

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

We ended the third quarter of 2017 with total debt outstanding, net of discounts and issuance costs, of $9.2 billion compared to $8.7 billion as of December 31, 2016. Our unsecured debt increased to $8.8 billion as of September 30, 2017 from $8.1 billion as of December 31, 2016. Our unsecured debt as a percentage of total debt increased to 94.0% as of September 30, 2017 from 92.4% as of December 31, 2016.

Our cash flows from operations decreased slightly by 1.3% or $9.8 million, to $751.6 million for the nine months ended September 30, 2017 as compared to $761.5 million for the nine months ended September 30, 2016.  Our cash flow used in investing activities was $1.4 billion for the nine months ended September 30, 2017, which resulted primarily from the purchase of aircraft partially offset by proceeds on the sale of aircraft. Our cash flow provided by financing activities was $608.2 million for the nine months ended September 30, 2017, which resulted primarily from the issuance of unsecured notes during the first half of 2017, partially offset by the repayment of outstanding debt.

We ended the third quarter of 2017 with available liquidity of $2.5 billion which is comprised of unrestricted cash of $226.0 million and undrawn balances under our unsecured revolving credit facility of $2.3 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Debt

Our debt financing was comprised of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Unsecured
Senior notes	$6,919,871	$6,953,343
Revolving credit facility	1,436,000	766,000
Term financings	211,782	211,346
Convertible senior notes	199,985	199,995
Total unsecured debt financing	8,767,638	8,130,684
Secured
Term financings	511,353	619,767
Export credit financing	46,583	51,574
Total secured debt financing	557,936	671,341

Total debt financing	9,325,574	8,802,025
Less: Debt discounts and issuance costs	(88,254)	(88,151)
Debt financing, net of discounts and issuance costs	$9,237,320	$8,713,874
Selected interest rates and ratios:
Composite interest rate(1)	3.11%	3.42%
Composite interest rate on fixed-rate debt(1)	3.29%	3.69%
Percentage of total debt at fixed-rate	78.08%	83.48%

(1)	This rate does not include the effect of upfront fees, undrawn fees or discount and issuance cost amortization.

Senior unsecured notes

As of September 30, 2017, we had $6.9 billion in senior unsecured notes outstanding.  As of December 31, 2016, we had $7.0 billion in senior unsecured notes outstanding.

On June 12, 2017, we issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 2.625%.

On March 8, 2017, we issued $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625%.

Unsecured revolving credit facility

In November 2017, we executed a commitment increase to our unsecured revolving credit facility.  This increased the aggregate facility capacity by $50.0 million to $3.8 billion.

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

The total amount outstanding under our unsecured revolving credit facility was approximately $1.4 billion and $766.0 million as of September 30, 2017 and December 31, 2016, respectively.

Credit ratings

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

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2017 and 2016 (in thousands, except percentages and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Revenues
Rental of flight equipment	$359,487	$340,864	$1,072,254	$985,375
Aircraft sales, trading and other	17,278	14,237	45,655	63,193
Total revenues	376,765	355,101	1,117,909	1,048,568
Expenses
Interest	63,514	64,720	193,591	188,870
Amortization of debt discounts and issuance costs	6,959	8,081	22,388	22,630
Interest expense	70,473	72,801	215,979	211,500
Depreciation of flight equipment	127,553	113,251	377,952	333,962
Selling, general and administrative	19,262	19,874	65,677	59,929
Stock-based compensation	5,358	4,602	14,435	12,342
Total expenses	222,646	210,528	674,043	617,733
Income before taxes	154,119	144,573	443,866	430,835
Income tax expense	(54,931)	(51,297)	(158,816)	(152,898)
Net income	$99,188	$93,276	$285,050	$277,937

Net income per share of Class A and B common stock
Basic	$0.96	$0.91	$2.76	$2.70
Diluted	$0.90	$0.86	$2.59	$2.55

Other financial data
Pre-tax profit margin	40.9%	40.7%	39.7%	41.1%
Adjusted net income before income taxes(1)	$166,436	$157,256	$479,739	$460,557
Adjusted margin before income taxes(1)	44.2%	44.3%	43.0%	44.1%
Adjusted diluted earnings per share before income taxes(1)	$1.50	$1.43	$4.34	$4.20

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

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$99,188	$93,276	$285,050	$277,937
Amortization of debt discounts and issuance costs	6,959	8,081	22,388	22,630
Stock-based compensation	5,358	4,602	14,435	12,342
Insurance recovery on settlement	—	—	(950)	(5,250)
Provision for income taxes	54,931	51,297	158,816	152,898
Adjusted net income before income taxes	$166,436	$157,256	$479,739	$460,557
Reconciliation of denominator of adjusted margin before income taxes:
Total revenues	$376,765	$355,101	$1,117,909	$1,048,568
Insurance recovery on settlement	—	—	(950)	(5,250)
Total revenues, excluding insurance recovery on settlement	$376,765	$355,101	$1,116,959	$1,043,318
Adjusted margin before income taxes(1)	44.2%	44.3%	43.0%	44.1%

(1)	Adjusted margin before income taxes is adjusted net income before income taxes divided by total revenues, excluding insurance recovery on settlement.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$99,188	$93,276	$285,050	$277,937
Amortization of debt discounts and issuance costs	6,959	8,081	22,388	22,630
Stock-based compensation	5,358	4,602	14,435	12,342
Insurance recovery on settlement	—	—	(950)	(5,250)
Provision for income taxes	54,931	51,297	158,816	152,898
Adjusted net income before income taxes	$166,436	$157,256	$479,739	$460,557
Assumed conversion of convertible senior notes	1,426	1,472	4,263	4,382
Adjusted net income before income taxes plus assumed conversions	$167,862	$158,728	$484,002	$464,939
Weighted-average diluted shares outstanding	111,709,545	110,788,913	111,558,125	110,737,889
Adjusted diluted earnings per share before income taxes	$1.50	$1.43	$4.34	$4.20

Three months ended September 30, 2017, compared to the three months ended September 30, 2016

Rental revenue

As of September 30, 2017, we owned 236 aircraft at a net book value of $12.7 billion and recorded $359.5 million in rental revenue for the quarter then ended, which included overhaul revenue, net of amortization of initial direct costs, of $0.5 million. In the prior year, as of September 30, 2016, we owned 244 aircraft at a net book value of $11.9 billion and recorded $340.9 million in rental revenue for the quarter ended September 30, 2016, which included overhaul revenue, net of amortization of initial direct costs, of $2.3 million.  The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $12.7 billion as of September 30, 2017 from $11.9 billion as of September 30, 2016.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $17.3 million for the three months ended September 30, 2017 compared to $14.2 million for the three months ended September 30, 2016.  During the quarter ended September 30, 2017, we recorded $6.6 million in gains from the sale of seven aircraft from our operating lease portfolio. During the quarter ended September 30, 2016, we recorded $10.0 million in gains from the sale of seven aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $70.5 million for the three months ended September 30, 2017 compared to $72.8 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in our composite cost of funds, partially offset by an increase in our debt balance. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $127.6 million in depreciation expense of flight equipment for the three months ended September 30, 2017 compared to $113.3 million for the three months ended September 30, 2016. The increase in depreciation expense for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $19.3 million for the three months ended September 30, 2017 compared to $19.9 million for the three months ended September 30, 2016. Selling, general and administrative expense as a percentage of total revenue decreased to 5.1% for the three months ended September 30, 2017 compared to 5.6% for the three months ended September 30, 2016. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of revenue.

Taxes

The effective tax rate was 35.6% and 35.5% for the three months ended September 30, 2017 and 2016, respectively.

Net income

For the three months ended September 30, 2017, we reported consolidated net income of $99.2 million, or $0.90 per diluted share, compared to a consolidated net income of $93.3 million, or $0.86 per diluted share, for the three months ended September 30, 2016.  Net income increased in the third quarter of 2017 as compared to 2016, primarily due to an increase in our rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease.

Adjusted net income before income taxes

For the three months ended September 30, 2017, we recorded adjusted net income before income taxes of $166.4 million, or $1.50 per diluted share before income taxes, compared to an adjusted net income before income taxes of $157.3 million, or $1.43 per diluted share before income taxes, for the three months ended September 30, 2016. The increase in adjusted net income before income taxes for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in our rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease.

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

Nine months ended September 30, 2017, compared to the nine months ended September 30, 2016

Rental revenue

As of September 30, 2017, we owned 236 aircraft at a net book value of $12.7 billion and recorded $1.1 billion in rental revenue for the nine months then ended, which included overhaul revenue, net of amortization of initial direct costs, of $3.1 million. In the prior year, as of September 30, 2016, we owned 244 aircraft at a net book value of $11.9 billion and recorded $985.4 million in rental revenue for the nine months ended September 30, 2016, which included overhaul revenue, net of amortization of initial direct costs, of $1.6 million.  The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $12.7 billion as of September 30, 2017 from $11.9 billion as of September 30, 2016.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $45.7 million for the nine months ended September 30, 2017 compared to $63.2 million for the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, we recorded $23.8 million in gains from the sale of 29 aircraft from our operating lease portfolio. In addition, we received insurance proceeds of $1.0 million during the nine months ended September 30, 2017 in connection with a litigation settlement. During the nine months ended September 30, 2016, we recorded $47.7 million in gains from the sale of 29 aircraft from our operating lease portfolio.  In addition, we received insurance proceeds of $5.25 million during the nine months ended September 30, 2016 in connection with a litigation settlement.

Interest expense

Interest expense totaled $216.0 million for the nine months ended September 30, 2017 compared to $211.5 million for the nine months ended September 30, 2016. The change was primarily due to an increase in our average outstanding debt balances partially offset by the decrease in our average composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $378.0 million in depreciation expense of flight equipment for the nine months ended September 30, 2017 compared to $334.0 million for the nine months ended September 30, 2016. The increase in depreciation expense for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is attributable to the acquisition of additional aircraft.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $65.7 million for the nine months ended September 30, 2017 compared to $59.9 million for the nine months ended September 30, 2016. Selling, general and administrative expense as a percentage of total revenue increased slightly to 5.9% for the nine months ended September 30, 2017 compared to 5.7% for the nine months ended September 30, 2016.  The increase in selling, general and administrative expenses was primarily due to $3.3 million of transaction expenses incurred in 2017 related to the Thunderbolt transaction.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of revenue.

Taxes

The effective tax rate was 35.8% and 35.5% for the nine months ended September 30, 2017 and 2016, respectively.  The increase in our effective tax rate was due to the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in a discrete income tax expense item related to stock-based compensation of approximately $1.7 million as discussed in Note 2: Basis of Preparation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income

For the nine months ended September 30, 2017, we reported consolidated net income of $285.1 million, or $2.59 per diluted share, compared to a consolidated net income of $277.9 million, or $2.55 per diluted share, for the nine months ended September 30, 2016.  Net income increased in the first nine months of 2017 as compared to 2016, this was primarily due to an increase in rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease, partially offset by a decrease in gains on aircraft sales, as well as the receipt of insurance proceeds in 2016 related to a legal settlement in 2015.

Adjusted net income before income taxes

For the nine months ended September 30, 2017, we recorded adjusted net income before income taxes of $479.7 million, or $4.34 per diluted share before income taxes, compared to an adjusted net income before income taxes of $460.6 million, or $4.20 per diluted share before income taxes, for the nine months ended September 30, 2016. The increase in adjusted net income before income taxes for the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase in rental revenue resulting from an increase in the net book value of our fleet of aircraft subject to operating lease, partially offset by a decrease in gains on aircraft sales.

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

Contractual Obligations

Our contractual obligations as of September 30, 2017, are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations	$39,677	$1,565,765	$1,091,216	$1,258,535	$2,345,679	$3,024,702	$9,325,574
Interest payments on debt outstanding(1)	49,498	260,424	209,968	172,260	133,112	739,706	1,564,968
Purchase commitments	998,592	4,444,854	5,732,940	5,989,309	5,859,304	5,063,064	28,088,063
Operating leases	649	2,926	3,232	3,111	2,946	6,804	19,668
Total	$1,088,416	$6,273,969	$7,037,356	$7,423,215	$8,341,041	$8,834,276	$38,998,273

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2017.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2016. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our consolidated financial statements.  Accordingly, there have been no material changes to critical accounting policies in the nine months ended September 30, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a portion of our aircraft acquisitions from time to time. We had $2.0 billion and $1.5 billion in floating-rate debt outstanding on each of September 30, 2017 and December 31, 2016. If interest rates increase, we would be obligated to make higher interest payments to our lenders. As we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt will increase our interest expense. If the composite rate on our floating-rate debt were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $20.4 million and $14.5 million as of September 30, 2017 and December 31, 2016, respectively, on an annualized basis, which would put downward pressure on our operating margins. Further, as of September 30, 2017, 78.1% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of September 30, 2017 and December 31, 2016, 1.0% of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, changes in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2017. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Third Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 3.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 20, 2016 (File No. 001-35121)).

10.1†	Amendment No. 7 to A350 Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.2†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.3†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.

10.4†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company.

10.5†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company.

10.6†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company.

10.7†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company.

10.8

New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

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

AIR LEASE CORPORATION

November 9, 2017	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 9, 2017	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)