Form 10-K
period 2017-12-31
AIR LEASE CORP
filed 2018-02-22
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of registrant’s voting stock held by non‑affiliates was approximately $3.6 billion on June 30, 2017, based upon the last reported sales price on the New York Stock Exchange. As of February 21, 2018, there were 103,621,629 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2018 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report.

Form 10‑K

For the Fiscal Year Ended December 31, 2017

INDEX

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K and other publicly available documents may contain or incorporate statements that constitute forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10‑K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations, and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward‑looking statements. Any such forward‑looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward‑looking statements. Such factors include, among others, general commercial aviation industry, economic, and business conditions, which will, among other things, affect demand for aircraft, availability, and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors,” in this Annual Report on Form 10‑K. We do not intend and undertake no obligation to update any forward‑looking information to reflect actual results or future events or circumstances.

PART I

ITEM 1.  BUSINESS

Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.  Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales and trading activities and our management fees.

We currently have relationships with over 200 airlines across 70 countries. We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including markets such as Asia, the Pacific Rim, Latin America, the Middle East, Europe, Africa, and North America. Many of these markets are experiencing increased demand for passenger airline travel and have lower market saturation than more mature markets such as the United States and Western Europe. We expect that these markets will also present significant replacement opportunities in upcoming years as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. An important focus of our strategy is meeting the needs of this replacement market. Airlines in some of these markets have fewer financing alternatives, enabling us to command relatively higher lease rates compared to those in more mature markets.

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

We ended 2017 with 244 owned aircraft and 50 aircraft in our managed fleet portfolio.  As of December, 31, 2017, the net book value of our fleet increased by 10.3%, as compared to December 31, 2016, to $13.3 billion, with a weighted average lease term remaining of 6.8 years and a weighted average age of 3.8 years. We have a globally diversified customer base comprised of 91 airlines in 55 countries. As of February 22, 2018, all of our aircraft in our operating lease portfolio were subject to lease agreements.

During 2017, we increased our total commitments with Airbus and Boeing by a net 35 aircraft.  As of December 31, 2017, we had commitments to purchase 368 aircraft from Airbus and Boeing for delivery through 2023, with an estimated aggregate commitment of $27.0 billion.  We ended 2017 with $23.4 billion in committed minimum future rental payments and placed 79% of our order book on long-term leases for aircraft delivering through 2020.  This includes $10.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.3 billion in minimum future rental payments related to aircraft which will deliver between 2018 and 2022.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or other forms of secured financing. In 2017, we issued $2.2 billion senior unsecured notes with an average interest rate of 3.16%, with maturities ranging from 2022 to 2027 and in January 2018, we issued (i) $550.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 2.50% and (ii) $700.0 million in aggregate principal amount of senior unsecured notes due 2025 that bear interest at a rate of 3.25%. In 2017, we increased our unsecured revolving credit facility capacity to approximately $3.8 billion, representing an 18.6% increase from 2016 and extended the final maturity to May 5, 2021. In February 2018, we further increased the capacity of our unsecured revolving credit facility by 4.7% to approximately $3.9 billion. Borrowings under our unsecured revolving credit facility will bear interest at LIBOR plus a margin of 1.05% per year. We ended 2017 with total debt outstanding, net of discounts and issuance costs, of $9.7 billion, of which 85.4% was at a fixed rate and 94.6% of which was unsecured.  Our composite cost of funds decreased to 3.20% as of December 31, 2017 from 3.42% as of December 31, 2016.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Reform Act, we recorded an estimated tax benefit of $354.1 million or $3.16 per diluted share due to the remeasurement of deferred tax assets and liabilities for the quarter ended December 31, 2017.

In 2017, total revenues increased by 6.9% to $1.5 billion, compared to 2016.  The increase in our total revenues is primarily due to the $1.2 billion increase in the net book value of our operating lease portfolio. Our net income for the year ended December 31, 2017 was $756.2 million, or $6.82 per diluted share compared to $374.9 million, or $3.44 per diluted share for the year ended December 31, 2016. The increase in our net income and diluted earnings per share for the year ended December 31, 2017 was due to the $1.2 billion increase in the net book value of our operating lease portfolio, and the re-measurement of our U.S. deferred tax liabilities associated with the enactment of the Tax Reform Act, resulting in a tax benefit of $354.1 million. Our pre-tax profit margin for the year ended December 31, 2017 was 40.2% as compared to 40.9% for the year ended December 31, 2016.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2017 was $657.8 million or $5.94 per diluted share, compared to $622.9 million, or $5.67 per diluted share for the year ended December 31, 2016. Our adjusted margin before income taxes for the year ended December 31, 2017 was 43.4% compared to 44.1% for the year ended December 31, 2016.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by Generally Accepted Accounting Principles (“GAAP”).  See Note 2 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Operations to Date

Current Fleet

Our fleet, based on net book value, increased by 10.3% to $13.3 billion as of December 31, 2017 compared to $12.0 billion as of December 31, 2016.  As of December 31, 2017, we owned 244 aircraft, comprised of 188 narrowbody jet aircraft and 56 widebody jet aircraft, with a weighted average age of 3.8 years. As of December 31, 2016, we owned 237 aircraft, comprised of 188 narrowbody jet aircraft and 49 widebody jet aircraft, with a weighted average age of 3.8 years. In addition, we also managed 50 jet aircraft for third party owners on a fee basis as of December 31, 2017 compared to 30 jet aircraft as of December 31, 2016.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Europe	$450,628	31.1%	$400,491	29.9%	$380,295	32.4%
Asia (excluding China)	332,284	22.9%	308,658	23.1%	223,284	19.0%
China	324,147	22.3%	293,206	21.9%	265,450	22.6%
The Middle East and Africa	116,799	8.1%	106,300	7.9%	90,416	7.7%
Central America, South America, and Mexico	102,205	7.0%	112,068	8.4%	114,672	9.8%
U.S. and Canada	76,685	5.3%	69,918	5.2%	54,294	4.6%
Pacific, Australia, and New Zealand	47,987	3.3%	48,361	3.6%	46,133	3.9%
Total	$1,450,735	100.0%	$1,339,002	100.0%	$1,174,544	100.0%

The following table sets forth the regional concentration based on each airline's principal place of business of our flight equipment subject to operating lease based on net book value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
	(in thousands, except percentages)
Europe	$4,205,431	31.7%	$3,547,294	29.5%
Asia (excluding China)	2,981,339	22.4%	2,739,554	22.7%
China	2,720,124	20.5%	2,779,546	23.0%
The Middle East and Africa	1,481,825	11.2%	935,968	7.8%
Central America, South America, and Mexico	926,732	7.0%	937,287	7.8%
U.S. and Canada	599,367	4.5%	647,743	5.4%
Pacific, Australia, and New Zealand	365,432	2.7%	454,533	3.8%
Total	$13,280,250	100.0%	$12,041,925	100.0%

At December 31, 2017, 2016 and 2015, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of		Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total	Customers(1)	% of Total
Europe	31	34.0%	27	31.8%	27	30.0%
Asia (excluding China)	18	19.8%	18	21.2%	19	21.1%
U.S. and Canada	11	12.1%	12	14.1%	11	12.2%
The Middle East and Africa	11	12.1%	7	8.2%	8	8.9%
China	9	9.9%	9	10.6%	12	13.4%
Central America, South America, and Mexico	9	9.9%	9	10.6%	11	12.2%
Pacific, Australia, and New Zealand	2	2.2%	3	3.5%	2	2.2%
Total	91	100.0%	85	100.0%	90	100.0%

(1)	A customer is an airline with its own operating certificate.

For the years ended December 31, 2017, 2016, and 2015, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2017, 2016, and 2015, no rental revenue from any individual airline represented 10% or more of our rental revenue.

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

For new aircraft deliveries, we source many components separately, which include seats, safety equipment, avionics, galleys, cabin finishes, engines, and other equipment. Often times we are able to achieve lower pricing through direct bulk purchase contracts with the component manufacturers than would be achievable if the airframe manufacturers sourced the components for the airplane. Manufacturers such as Boeing and Airbus install this buyer furnished equipment in our aircraft during the final assembly process at their facilities. With this purchasing strategy, we are able to meet specific customer configuration requirements and lower the total acquisition cost of the aircraft.

Aircraft Leasing Strategy

The airline industry is a complex industry with constantly evolving competition, code shares (where two or more airlines share the same flight), alliances, and passenger traffic patterns. This requires frequent updating and flexibility within an airline’s fleet. The operating lease allows airlines to effectively adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital intensive assets which have an expected useful life of 25 years. This fleet flexibility enables airlines to more effectively operate and compete in their respective markets. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies.

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

Some foreign countries have currency and exchange laws regulating the international transfer of currencies. When necessary, we may require, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtain the necessary approvals of the appropriate government agency, finance ministry, or central bank for the remittance of all funds contractually owed in U.S. dollars. We attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars. To meet the needs of certain of our airline customers, we have agreed to accept certain lease payments in a foreign currency. After we agree to the rental payment currency with an airline, the negotiated currency typically remains for the term of the lease. We may enter into contracts to mitigate our foreign currency risk, but we expect that the economic risk arising from foreign currency denominated leases will be insignificant to us.

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

Monitoring

During the lease term, we closely follow the operating and financial performance of our lessees. We maintain a high level of communication with the lessee and frequently evaluate the state of the market in which the lessee operates, including the impact of changes in passenger air travel and preferences, emerging competition, new government regulations, regional catastrophes, and other unforeseen shocks that are relevant to the airline’s market. This enables us to identify lessees that may be experiencing operating and financial difficulties. This identification assists us in assessing the lessee’s ability to fulfill its obligations under the lease. This monitoring also identifies candidates, where appropriate, to restructure the lease prior to the lessee’s insolvency or the initiation of bankruptcy or similar proceedings. Once an insolvency or bankruptcy occurs, we typically have less control over, and would most likely incur greater costs in connection with, the restructuring of the lease or the repossession of the aircraft.

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

Aircraft Sales & Trading Strategy

Our strategy is to maintain a portfolio of young aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long term leases, and sell the aircraft when they near the end of the first third of their expected 25 year economic useful lives. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include leasing companies, financial institutions, and airlines. We also, from time to time, buy and sell aircraft on an opportunistic basis for trading profits. In the past three years ended December 31, 2017, we sold 101 aircraft. Additionally, we may provide management services to buyers of our aircraft asset for a fee.

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits.

Financing Strategy

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured the Company to have investment grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit or other forms of secured financing.

Insurance

We require our lessees to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance, aircraft all‑risk hull insurance, and war‑risk insurance covering risks such as hijacking, terrorism (but excluding coverage for weapons of mass destruction and nuclear events), confiscation, expropriation, seizure, and nationalization. We generally require a certificate of insurance from the lessee’s insurance broker prior to delivery of an aircraft. Generally, all certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

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

The comprehensive liability insurance listed on certificates of insurance generally include provisions for bodily injury, property damage, passenger liability, cargo liability, and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500.0 million for Airbus and Boeing aircraft and $200.0 million for Embraer S.A. (“Embraer”). As a standard in the industry, airline operator's policies contain a sublimit for third-party war risk liability generally in the amount of at least $150.0 million. We require each lessee to purchase higher limits of third-party war risk liability or obtain an indemnity from its respective government.

The international aviation insurance market has exclusions for physical damage to aircraft hulls caused by dirty bombs, bio‑hazardous materials, and electromagnetic pulsing. Exclusions for the same type of perils could be introduced into liability policies in the future.

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

Competition

The leasing, remarketing, and sale of aircraft is highly competitive. We are one of the largest aircraft lessors operating on a global scale.  We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers, and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition, and the availability in the marketplace of the types of aircraft required to meet the needs of airline customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject, and the creditworthiness of the lessee, if any.

Government Regulation

The air transportation industry is highly regulated. We do not operate commercial aircraft, and thus may not be directly subject to many industry laws and regulations, such as regulations of the U.S. Department of State (the “DOS”), the U.S. Department of Transportation, or their counterpart organizations in foreign countries regarding the operation of aircraft for public transportation of passengers and property. As discussed below, however, we are subject to government regulation in a number of respects. In addition, our lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered or operate. These laws govern, among other things, the registration, operation, maintenance, and condition of the aircraft.

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

We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the “DOC”) to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control, or "OFAC") impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries. The U.S. Patriot Act of 2001 (the “Patriot Act”) prohibits financial transactions by U.S. persons, including U.S. individuals, entities, and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

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

Employees

As of December 31, 2017, we had 87 full-time employees. On average, our senior management team has approximately 27 years of experience in the commercial aviation industry. None of our employees are represented by a union or collective bargaining agreements.

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

Executive Officers of the Company

Set forth below is certain information concerning each of our executive officers as of February 22, 2018, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions
Steven F. Udvar‑Házy	71	Executive Chairman of the Board of Directors (since July 2016)	Chairman and Chief Executive Officer, February 2010-June 2016
John L. Plueger	63	Chief Executive Officer, President and Director (since July 2016)	President, Chief Operating Officer and Director, March 2010-June 2016
Carol H. Forsyte	55	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)
Gregory B. Willis	39	Executive Vice President and Chief Financial Officer (since July 2016)	Senior Vice President and Chief Financial Officer, March 2012-June 2016
Marc H. Baer	53	Executive Vice President, Marketing (since April 2010)
Jie Chen	54	Executive Vice President and Managing Director of Asia (since August 2010)
Alex A. Khatibi	57	Executive Vice President (since April 2010)
Kishore Korde	44	Executive Vice President, Marketing (since May 2015)	Senior Vice President, Marketing, 2010-May 2015
Grant A. Levy	55	Executive Vice President (since April 2010)
John D. Poerschke	56	Executive Vice President of Aircraft Procurement and Specifications (since February 2017)	Senior Vice President of Aircraft Procurement and Specifications, March 2010-February 2017

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

Our business model depends on the continual leasing and remarketing of our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate cash flows from operations. Our ability to lease and remarket our aircraft will depend on general market and competitive conditions at the time the leases are entered into and expire. If we are not able to lease or remarket an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for our debt service obligations or operating expenses. Our ability to lease, remarket or sell the aircraft on favorable terms or without significant off-lease time and costs could be negatively affected by depressed conditions in the aviation industry, government and environmental regulations, increased operating costs including the price and availability of jet fuel, airline bankruptcies, the effects of terrorism, war, natural disasters and/or epidemic diseases on airline passenger traffic trends, declines in the values of aircraft, and various other general market and competitive conditions and factors which are outside of our control. If we are unable to lease and remarket our aircraft on favorable terms, or at all, our financial condition, cash flow and results of operations would be negatively impacted.

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

Weaknesses in the capital and credit markets could negatively affect our ability to obtain financing or could increase the costs of financing.  For instance, during the 2008 financial crisis, many companies experienced downward pressure on their share prices and had limited or no access to the credit markets, often without regard to their underlying financial strength. If financial market disruption and volatility were to occur again, we cannot assure you that we will be able to access capital, which could negatively affect our financial condition and results of operations.

In addition, if there are new regulatory capital requirements imposed on our private lenders, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements for any aircraft acquisition commitments then in place. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to potential breach of contract claims by our lessees and manufacturers. These risks may also be increased by the volatility and disruption in the capital and credit markets. Depending on market conditions at the time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes.  Further, because our charter permits the issuance of preferred stock, if our board of directors approves the issuance of preferred stock in a future financing transaction, such preferred stockholders may have rights, preferences or privileges senior to existing stockholders, and you will not have the ability to approve such a transaction. These risks would negatively affect our financial condition, cash flow and results of operations.

Incurring significant costs resulting from lease defaults could negatively affect our financial condition, cash flow and results of operations.

Based on historical rates of airline defaults and bankruptcies, some of our lessees are likely to default on their lease obligations or file for bankruptcy in the ordinary course of our business. Those costs likely would include legal and other expenses associated with court or other governmental proceedings, including the cost of posting security bonds or letters of credit necessary to effect repossession of the aircraft, particularly if the lessee is contesting the proceedings or is in bankruptcy. In addition, during any such proceedings the relevant aircraft would likely not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft with another lessee, we may not be able to do so at a similar or favorable lease rate.  It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessee might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

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

If we repossess an aircraft, we may not necessarily be able to export or deregister and profitably redeploy the aircraft. An aircraft cannot be registered in two countries at the same time. Before an aviation authority will register an aircraft that has previously been registered in another country, it must receive confirmation that the aircraft has been deregistered by that country's aviation authority. In order to deregister an aircraft, the lessee must comply with applicable laws and regulations, and the relevant governmental authority must enforce these laws and regulations. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining the Certificate of Airworthiness for an aircraft. If, upon a lessee default, we incur significant costs in connection with repossessing our aircraft, are delayed in repossessing our aircraft or are unable to obtain possession of our aircraft as a result of lessee defaults, our financial condition, cash flow and results of operations would be negatively affected.

If our lessees fail to discharge aircraft liens, we may be obligated to pay the aircraft liens, which would negatively affect our financial condition, cash flow and results of operations.

In the normal course of their business, our lessees are likely to incur aircraft liens that secure the payment of airport fees and taxes, customs duties, air navigation charges, including charges imposed by Eurocontrol, the European Organization for the Safety of Air Navigation, landing charges, crew wages, salvage or other liens that may attach to our aircraft. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens, particularly liens on entire fleets of aircraft, exceed the value of the particular aircraft to which the liens have attached. Aircraft may also be subject to mechanics’ liens as a result of routine maintenance performed by third parties on behalf of our lessees. Although we anticipate that the financial obligations relating to these liens are the responsibility of our lessees, if they fail to fulfill such obligations, the liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, aircraft liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft.

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

Any future downturns in the airline industry could greatly exacerbate the weakened financial condition of some of these lessees and further increase the risk of delayed, missed or reduced rental payments. We may not correctly assess the credit risk of a lessee, or may not charge lease rates which correctly reflect the related risks, and as a result, lessees may not be able to satisfy their financial and other obligations under their leases. A delayed, missed or reduced rental payment from a lessee would decrease our revenues and cash flow. If we, in the exercise of our remedies under a lease, repossess an aircraft, we may not receive all or any of the past-due or deferred payments and we may not be able to remarket the aircraft promptly or at favorable rates, if at all.

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

Failure to obtain certain required licenses, consents and approvals could negatively affect our ability to remarket or sell aircraft, which would negatively affect our financial condition, cash flow and results of operations.

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

We may be exposed to increased maintenance costs for our aircraft associated with a lessee’s failure to properly maintain the aircraft or pay supplemental maintenance rent. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its lease or sale. We enter into leases pursuant to which the lessees are primarily responsible for many obligations, which include maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including operational, maintenance, government agency oversight, registration requirements, service bulletins issued by aircraft manufacturers and airworthiness directives issued by aviation authorities. Failure of a lessee to perform required maintenance, or comply with the applicable service bulletins and airworthiness directives during the term of a lease could result in a decrease in value of an aircraft, an inability to remarket an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease, which could be substantial, to restore the aircraft to an acceptable condition prior to remarketing or sale. Even if we are entitled to receive supplemental maintenance rents, these rents may not cover the entire cost of actual maintenance required.  Any failure by our lessees to meet their obligations to perform required scheduled maintenance or our inability to maintain our aircraft would negatively affect our financial condition, cash flow and results of operations.

If we experience abnormally high maintenance or obsolescence issues with any of our aircraft or aircraft that we acquire, it would negatively affect our financial condition, cash flow and results of operations.

Aircraft are long-lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete or less in demand over time when newer, more advanced aircraft are manufactured. The weighted average age of our fleet was 3.8 years as of December 31, 2017. Our existing fleet, as well as the aircraft that we have ordered, have exposure to obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types. These events include but are not limited to government regulation or changes in our airline customers’ preferences, including for instance, an increased demand for more fuel efficient aircraft. These events may shorten the life cycle for aircraft types in our fleet and, accordingly, may negatively impact lease rates, trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

Further, variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and airworthiness directives could make the operation of older aircraft more costly to our lessees and may result in increased lessee defaults or attempts to renegotiate lease terms. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or remarketing of our aircraft. Any of these expenses or costs would negatively affect our financial condition, cash flow and results of operations.

If we acquire a high concentration of a particular model of aircraft, our financial condition, cash flow and results of operations would be negatively affected by changes in market demand or problems specific to that aircraft model.

If we acquire a high concentration of a particular model of aircraft, our business and financial results could be negatively affected if the market demand for that model of aircraft declines. There are several scenarios which could adversely affect the demand for an aircraft. These scenarios include but are not limited to, if the aircraft model is redesigned or replaced by its manufacturer, or if this aircraft model experiences design or technical problems, which could ultimately lead to the grounding of the aircraft model. This could lead to the decline in value and lease rates of such aircraft model, and ultimately we may not be able to lease such aircraft model on favorable terms or at all.  For instance, our fleet consists of a number of widebody aircraft and many of our new purchases will consist of newer, more fuel efficient models.  Any changes in demand for these models or other models in our fleet could negatively affect our financial condition, cash flow and results of operations.

The introduction of superior aircraft technology or a new line of aircraft, in particular more fuel efficient aircraft, could cause the aircraft that we own to become outdated or obsolete or oversupplied and therefore less desirable, which would negatively affect our financial condition, cash flow and results of operations.

As manufacturers introduce technological innovations and new types of aircraft, some of the aircraft in our fleet could become less desirable to potential lessees. In particular, the introduction recently of more fuel efficient aircraft has made some older models less attractive and more difficult to lease. Technological innovations, increased fuel efficiency, improved operating economics and new models may increase the rate of obsolescence of existing aircraft faster than currently anticipated by our management. New aircraft manufacturers could emerge to produce aircraft that compete with the aircraft we own. The introduction of new technologies or introduction of a new type of aircraft, in particular more fuel efficient models, may negatively affect the value of the aircraft in our fleet.

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

Further, demand for aircraft is dependent on passenger and cargo traffic, which in turn is dependent on general business and economic conditions. A decrease in passenger or cargo traffic may have a negative effect on our financial condition, cash flow and results of operations.  Weak or negative economic growth in emerging markets may have an indirect effect on the value of the assets that we acquire if airlines and other potential lessees are negatively affected. Economic downturns can affect the values of the assets we purchase, which may have a negative effect on our financial condition, cash flow and results of operations.

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

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are outside of our control, including:

•	passenger and air cargo demand;
•	airline operating costs, including fuel costs;
•	general economic conditions;
•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;
•	outbreaks of communicable diseases and natural disasters;

•

governmental regulation, including new airworthiness directives, statutory limits on the age of aircraft, and restrictions in certain jurisdictions on the age of aircraft for import, climate change initiatives and environmental regulation, and other factors leading to obsolescence of aircraft models;

•	interest and foreign exchange rates;
•	tariffs and other restrictions on trade;
•	the availability of credit;
•	airline restructurings and bankruptcies;
•	airline fleet planning that reduces capacity or changes the type of aircraft in demand;
•	manufacturer production levels and technological innovation;
•	discounting by manufacturers on aircraft types nearing end of production;
•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;
•	new-entrant manufacturers producing additional aircraft models, or existing manufacturers producing new engine models or new aircraft models, in competition with existing aircraft models;
•	retirement and obsolescence of aircraft models;
•	reintroduction into service of aircraft previously in storage; and
•	airport and air traffic control infrastructure constraints.

In addition, operating lessors may be sold or merged with other entities. These types of transactions may call for a reduction in the fleet of the new entity, which could increase supply levels of used and older aircraft in the market. Furthermore, recent and future political developments could result in increased regulation of trade, which could adversely impact demand for aircraft.

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

Aircraft values and market rates for leases have from time to time experienced sharp decreases due to a number of factors including, but not limited to, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and increases in interest rates. Operating leases place the risk of realization of residual values on aircraft lessors because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry generally, many other factors may affect the value of the aircraft that we acquire and market rates for leases, including:

•	the particular maintenance, damage, operating history and documentary records of the aircraft;
•	the geographical area where the aircraft is based and operates;

•	the number of operators using that type of aircraft;
•	aircraft age;
•	the regulatory authority under which the aircraft is operated;
•	whether an aircraft is subject to a lease and, if so, whether the lease terms are favorable to the lessor;
•	any renegotiation of an existing lease on less favorable terms;
•	the negotiability of clear title free from mechanics’ liens and encumbrances;
•	any tax, customs, regulatory and other legal requirements that must be satisfied before the aircraft can be purchased, sold or remarketed;
•	grounding orders or other regulatory action that could prevent or limit utilization of our aircraft;
•	compatibility of aircraft configurations or specifications with other aircraft owned by operators of that type;
•	comparative value based on newly manufactured competitive aircraft; and
•	the availability of spare parts.

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

The aircraft leasing industry is highly competitive. Some of our competitors may have greater resources or a lower cost of capital than ours or may provide certain financial services, maintenance services or other inducements to potential lessees that we cannot provide; accordingly, they may be able to compete more effectively in one or more of the markets we conduct business in.

In addition, we may encounter competition from other entities in the acquisition of aircraft such as:

•	airlines;
•	financial institutions;
•	special purpose vehicles formed for the purpose of acquiring, leasing and selling aircraft;
•	aircraft brokers;
•	public and private partnerships, investors and funds with more capital to invest in aircraft; and
•	other aircraft leasing companies that we do not currently consider our major competitors.

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
•

reduced demand for a particular manufacturer's product as a result of poor customer support, creating downward pressure on demand for those aircraft and engines in our fleet and reduced market lease rates and sale prices for those aircraft and engines; and

•

a reduction in our competitiveness due to deep discounting by the manufacturers, which may lead to reduced market lease rates and aircraft values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet.

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

As of December 31, 2017, we had entered into binding purchase commitments to acquire a total of 368 new aircraft for delivery through 2023. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

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

Certain of the agreements governing our indebtedness, including our credit facilities, contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: maximum debt-to-equity ratios, dividend restrictions, limitations on the ability of our subsidiaries to incur debt, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender’s prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, our failure to comply with any of these covenants would likely constitute a default under such agreements and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern. If we were unable to repay the indebtedness when due and payable, secured lenders could proceed against, among other things, the aircraft securing such indebtedness, if any.

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

A limited percentage of our debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2017, we had $1.4 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to the lenders of our floating-rate debt. Further, as we continue to incur fixed-rate debt, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2017, of approximately $14.3 million on an annualized basis, which would negatively affect our financial condition, cash flow and results of operations.

As such, if interest rates were to rise sharply, we would not be able to fully offset immediately the negative impact on our net income by increasing lease rates, even if the market were able to bear such increases in lease rates. Our leases are generally for multiple years with fixed lease rates over the life of the lease and, therefore, lags will exist because our lease rates with respect to a particular aircraft cannot generally be increased until the expiration of the lease.

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

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2017, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $9.7 billion and our interest payments were $301.7 million for the year ended December 31, 2017.  Furthermore, we expect this amount to grow as we acquire more aircraft. Our level of debt could have important consequences, including the following:

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

The airline industry is cyclical, economically sensitive and highly competitive. Our lessees are affected by a number of factors over which we and they have limited control, including fare levels, air cargo rates, passenger air travel and air cargo demand, fuel prices and shortages, political or economic instability, currency fluctuations in the countries and regions in which the lessees operate, availability of financing and other circumstances affecting airline liquidity, terrorist activities, cyber risk, changes in national policy, competitive pressures, labor costs, labor actions, pilot shortages, aircraft accidents, insurance costs, recessions, health concerns, and other political or economic events negatively affecting the world or regional trading markets. Our lessees’ abilities to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will likely affect our revenues and income. The loss of one or more of our significant airline customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material negative effect on our cash flow and earnings. This, in turn, could result in a breach of the covenants contained in any of our long-term debt facilities, possibly resulting in accelerated amortization or defaults and would negatively affect our financial condition, cash flow and results of operations. In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.

The appreciation of the U.S. dollar could negatively impact many of our lessees’ ability to honor the terms of their leases and could therefore materially adversely affect our business, financial condition and results of operations.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses.  For the year ended December 31, 2017, less than 3% of our revenues were derived from customers who have their principal place of business in the U.S.  While we attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars, the ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We do not directly control the operation of any aircraft we acquire. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world, or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft. Lessees are also required to maintain public liability, property damage and all risk hull and war risk insurance on the aircraft at agreed upon levels. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could negatively affect our financial results.  Moreover, even if our lessees retain specified levels of insurance, and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft, we cannot assure you that we will not have any liability.

In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events.  At the same time, they significantly increased the premiums for such third-

party war risk and terrorism liability insurance and coverage in general.  Accordingly, we anticipate that our lessees’ insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us in the event that we are sued and are required to make payments to claimants.  Moreover, our lessees’ insurance coverage is dependent on the financial condition of insurance companies, which might not be able to pay claims. A reduction in insurance proceeds otherwise payable to us as a result of any of these factors would negatively affect our financial condition, cash flow and results of operations.

The death, incapacity or departure of key officers could harm our business and negatively affect our financial condition, cash flow and results of operations.

We believe our senior management’s reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Mr. Udvar-Házy, our founder, and Executive Chairman of the Board; Mr. Plueger, our Chief Executive Officer and President; and our other senior officers, each of whose services are critical to the success of our business strategies. We do not have employment agreements with Mr. Udvar-Házy or Mr. Plueger. If we were to lose the services of any of the members of our senior management team, it could negatively affect our financial condition, cash flow and results of operations.

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

In addition to our Blackbird Capital I, LLC and Blackbird Capital II, LLC joint ventures discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for which we own non-controlling interests, we may on occasion enter into strategic ventures with third parties to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Strategic ventures involve significant risks that may not be present with other methods of ownership, including that:

•	we may not realize a satisfactory return on our investment;
•	the strategic ventures may divert management’s attention from our core business;
•	our strategic venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our strategic venture partners might fail to fund their share of required capital contributions or fail to fulfill their other obligations;
•

our strategic venture partners may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the strategic ventures are being marketed for lease or sale at a time when we also have comparable aircraft available for lease or sale.

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

Our business and earnings are affected by general business, financial market and economic conditions throughout the world. As an aircraft leasing business with exposure to emerging markets, we are particularly exposed to downturns in these emerging markets. A recession or worsening of economic conditions, particularly if combined with high fuel prices, may have a material negative effect on the ability of our lessees to meet their financial and other obligations under our operating leases, which, if our lessees default on their obligations to us, could have a material negative effect on our cash flow and results of operations. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, employment levels, bankruptcies, restructurings and mergers in the airline industry, demand for passenger and cargo air travel, volatility in both debt and equity capital markets, liquidity of the global financial markets, volatility in foreign exchange rates, the availability and cost of credit, investor confidence and the strength of the global economy and the local economies in which we operate. For these reasons our financial condition, cash flow and results of operations could be negatively affected.

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

Economic conditions and regulatory changes in the United States, United Kingdom and Europe could have an adverse effect on our business and results of operations.

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

In the United States, any negative economic effects of instability resulting from changes in the political environment, international relations, existing trade agreements, import and export regulations, immigration, tariffs and customs duties as well as regulatory, environmental or tax policy changes, may negatively affect our financial condition, cash flow and results of operations. For example, unanticipated impacts of the Tax Cuts and Job Act of 2017 (the “Tax Act”), including as a result of changes in assumptions we make in our interpretation of the Tax Act and guidance related to application of the Tax Act that may be issued in the future may negatively affect our financial condition, cash flow and results of operations. Additionally, in the E.U., several countries will hold general and/or presidential elections in 2018, including Italy, Sweden and Ireland, and the outcome of these elections could create significant changes in, or create uncertainty regarding, laws, regulations and policies affecting our business.

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

For example, as a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, costs for aircraft insurance and security measures increased, passenger and cargo demand for air travel decreased, and operators faced difficulties in acquiring war risk and other insurance at reasonable costs. Further, international sanctions against Russia and other countries, uncertainty regarding tensions between the United States and

North Korea, the situations in Iraq, Afghanistan, Egypt and Syria, the Israeli/Palestinian conflict, political instability in the Middle East and North Africa, the dispute between Japan and China, the recent tensions in the South China Sea and additional international hostilities could lead to further instability in these regions.

Terrorist attacks, war or armed hostilities between countries or non-state actors, large protests or government instability, or the fear of such events, could adversely affect the aviation industry and the financial condition and liquidity of our lessees, as well as aircraft values and rental rates. In addition, such events may cause certain aviation insurance to become available only at significantly increased premiums or with reduced amounts of coverage insufficient to comply with the current requirements of aircraft lenders and lessors or by applicable government regulations, or not to be available at all. Although some governments provide for limited coverage under government programs for specified types of aviation insurance, these programs may not be available at the relevant time or governments may not pay under these programs in a timely fashion.

Such events are likely to cause our lessees to incur higher costs and to generate lower revenues, which could result in a material adverse effect on their financial condition and liquidity, including their ability to make rental and other lease payments to us or to obtain the types and amounts of insurance we require. This in turn could lead to aircraft groundings or additional lease restructurings and repossessions, increase our cost of remarketing or selling aircraft, impair our ability to remarket or otherwise dispose of aircraft on favorable terms or at all, or reduce the proceeds we receive for our aircraft in a disposition.

Changes in fuel costs could materially negatively affect our lessees and by extension the demand for our aircraft which would negatively affect our financial condition, cash flow and results of operations.

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

High fuel costs would likely have a material negative impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines are successful in increasing fares, demand for air travel may be negatively affected. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. The profitability and liquidity of those airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices, if such airlines are required to post cash collateral under their hedge agreements. If fuel prices increase, they are likely to cause our lessees to incur higher costs. A sustained period of lower fuel costs may adversely affect regional economies that depend on oil revenue, including those in which certain of our lessees operate. Consequently, these conditions may:

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

Epidemic diseases, such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, Ebola or other pandemic diseases negatively affected passenger demand for air travel in recent years.  These epidemic diseases and other pandemic diseases, or the fear of such events, could provoke responses, including government-imposed travel restrictions, which could negatively affect passenger demand for air travel and the financial condition of the aviation industry. The consequences of these events may reduce the demand for aircraft and/or impair our lessees’ ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

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

The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other regulations affecting aircraft operations. Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (the “ICAO”) have specific standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporates aviation-related emissions into the European union’s Emission Trading Scheme (the “ETS”). ICAO has also adopted new, more stringent noise level standards to apply to new airplane type design with a maximum certificated takeoff weight of 55,000 kg or more on or after December 31, 2017; or with maximum certificated takeoff weight of less than 55,000 kg on or after December 31, 2020. Additionally, the U.S. has adopted new noise regulations, effective November 3, 2017, to harmonize with the new ICAO standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

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

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that all emissions from flights within the European Union are subject to the ETS requirement, even those emissions that are emitted outside of the European Union. The European Union suspended the enforcement of the ETS requirements for international flights outside of the European Union due to a proposal issued by the ICAO in October 2013 to develop a global program to reduce international aviation emissions, which would be enforced by 2020. In response to this, the European Commission amended the ETS legislation through the end of 2017 so that only flights or portions thereof that take place in European regional airspace are subject to the ETS requirements. On December 13, 2017, the European Commission further amended the ETS legislation to extend the derogation of the ETS requirements through the end of 2023. The United States, China and other countries continue to oppose the inclusion of aviation emissions from outside of the E.U. in the ETS. Similar measures may be implemented in other jurisdictions as a result of environmental concerns.

The potential impact of ETS and the new ICAO carbon standards on costs has not been completely identified. Limitations on emissions such as the ones in the European Union could favor younger, more fuel efficient aircraft since they generally produce lower levels of emissions per passenger, which could adversely affect our ability to remarket or otherwise dispose of less efficient aircraft on a timely basis, at favorable terms, or at all. Concerns over global warming also could result in more stringent limitations on the operation of aircraft. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant, which would negatively affect our financial condition, cash flow and results of operations. Further, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in a negative impact on their financial conditions. For example, the United Kingdom doubled its air passenger duties, effective February 1, 2007, in recognition of the environmental costs of air travel. Consequently, such compliance may affect lessees’ ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

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

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), which may also apply to us. Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could negatively impact our business, operating results, and financial condition. Further, events in Ukraine and Crimea have resulted in the European Union and the United States imposing escalating sanctions on Russia and certain businesses and sectors and individuals in Russia, including the airline industry. For instance, the United States has imposed restrictions prohibiting U.S. individuals and entities, including their foreign branches or subsidiaries owned or controlled by such individuals or entities, from providing financial services or assistance in the form of new equity or debt with certain maturities to specified Russian individuals and entities. Additionally, the European Union has enacted similar restrictions in which citizens of European Union member states and corporations domiciled in European Union member states are prohibited from dealing with financial instruments having a maturity greater than 30 days with certain Russian entities. Russia has imposed its own sanctions on certain individuals in the United States and may impose other sanctions on the United States and the European Union and/or certain businesses or individuals from these regions. We cannot assure you that the current sanctions or any further sanctions imposed by the European Union, the United States or other international interests will not materially adversely affect our operations.

In 2016, the United States and European Union lifted certain nuclear-related secondary sanctions as provided by the Joint Comprehensive Plan of Action (“JCPOA”) with Iran. Among other things, the sale or lease of civil passenger aircraft to most Iranian airlines is now permitted, subject to receipt of an appropriate license. Transactions with sanctioned individuals and entities, including aircraft sale and lease transactions with such persons, remain prohibited, and the United States retains the authority to revoke the sanctions relief provided by the JCPOA if Iran fails to meet its commitments thereunder.

We have in place training programs for our employees with respect to FCPA, OFAC, UKBA, export controls and similar laws and regulations. There can be no assurance that our employees, consultants, sales agents, or associates will not engage in unlawful conduct for which we may be held responsible, nor can there be assurance that our business partners will not engage in conduct which could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Moreover, while we believe that we have been in compliance with all applicable sanctions laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to change. Violations of the FCPA, OFAC, UKBA and other export control regulations, and similar laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our cash flow and results of operations.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 ("ASU 2016-02"), “Leases (Topic 842)”. The standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. Lessor accounting for operating leases would remain substantially unchanged. The standard will be effective for annual reporting periods beginning after December 15, 2018 for public entities. We plan to adopt the standard on its required effective date of January 1, 2019. We believe the standard will not have a material impact on our consolidated financial statements. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.

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

The Company’s stock continues to experience substantial price volatility. This volatility may negatively affect the price of our Class A common stock at any point in time. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	variations in our quarterly or annual operating results;
•	actual or perceived reduction in our growth or expected future growth;
•	announcements concerning our competitors, the airline industry or the economy in general;
•	announcements concerning the availability of the type of aircraft we own;
•	general and industry-specific economic conditions;
•	changes in the price of aircraft fuel;
•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;
•	additions or departures of key members of management;
•	any increased indebtedness we may incur in the future;
•	speculation or reports by the press or investment community with respect to us or our industry in general or the decision to suspend or terminate coverage in the future;
•	changes in market valuations of similar companies;
•	changes in or elimination of our dividend;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
•	changes or proposed changes in laws or regulations affecting the airline industry or enforcement of these laws and regulations, or announcements relating to these matters; and
•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our lessees are located.

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

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of Class A common stock or offering debt or additional equity securities, including commercial paper, medium‑term notes, senior or subordinated notes or preferred shares. Issuing additional shares of Class A common stock or other additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock, or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their shareholdings in us.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may negatively affect our share price.

Current dividends may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of capital expenditures, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, interest rate coverage and other financial tests in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our debt agreements; legal restrictions on the payment of dividends; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common stock. In the future we may choose not to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may negatively affect our share price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2017, our operating lease portfolio consisted of 244 aircraft, comprised of 188 narrowbody jet aircraft and 56 widebody jet aircraft, with a weighted average age of 3.8 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2017, updated through February 22, 2018:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A319-100	—	—	—	1	—	—	1
Airbus A320-200	3	3	7	6	1	20	40
Airbus A320-200neo	—	—	—	—	—	5	5
Airbus A321-200	1	—	1	—	1	26	29
Airbus A321-200neo	—	1	—	—	—	4	5
Airbus A330-200	—	4	—	—	2	9	15
Airbus A330-300	—	—	1	—	1	3	5
Airbus A350-900	—	—	—	—	—	2	2
Boeing 737-700	—	2	—	1	—	—	3
Boeing 737-800	1	10	7	6	11	67	102
Boeing 737-8 MAX	—	—	—	—	—	2	2
Boeing 767-300ER	—	1	—	—	—	—	1
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	—	—	—	4	4	16	24
Boeing 787-9	—	—	—	—	—	8	8
Embraer E190	—	—	1	—	—	—	1
Total	5	21	18	18	20	162	244

Commitments

As of December 31, 2017, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $27.0 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in, among other items, actual inflation and the final cost of buyer furnished equipment.

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A321-200	2	—	—	—	—	—	2
Airbus A320/321neo(1)	14	35	27	22	25	25	148
Airbus A330-900neo	5	5	4	7	6	2	29
Airbus A350-900/1000	4	2	4	5	3	—	18
Boeing 737-7/8/9 MAX	12	27	27	35	27	—	128
Boeing 787-9/10	7	12	9	7	8	—	43
Total(2)	44	81	71	76	69	27	368

(1) Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase one used Boeing 737-800 aircraft from an airline, which is scheduled for delivery in 2018.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2018 and 2019.  The delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of February 22, 2018, none of our lease contracts are subject to cancellation.

As of December 31, 2017, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

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

New Lease Placements

Our current lease placements are progressing well and are in line with our expectations. As of February 22, 2018, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2023 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2018	44	44	100.0%
2019	81	77	95.1%
2020	71	33	46.5%
2021	76	6	7.9%
2022	69	2	2.9%
Thereafter	27	—	—%
Total	368	162

Our lease commitments for the 44 aircraft to be delivered in 2018 are comprised of 43 binding leases and one non-binding letter of intent. Our lease commitments for 77 of the 81 aircraft to be delivered in 2019 are comprised of 70 binding leases and seven non-binding letters of intent. Our lease commitments for 33 of the 71 aircraft to be delivered in 2020 are comprised of 27 binding leases and six non-binding letters of intent. Our lease commitments for six of the 76 aircraft to be delivered in 2021 are all comprised of binding leases. Finally, our lease commitments for two of the 69 aircraft to be delivered in 2022 are all comprised of binding leases. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we are not certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for the aircraft that are scheduled to be delivered through 2023, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2017, there were 103,621,629 shares of Class A common stock outstanding held by approximately 215 holders of record.

As of February 21, 2018, the closing price of our Class A common stock was $45.51 per share as reported by the NYSE. The table below sets forth for the indicated periods the high and low sales prices for our Class A common stock as reported on the NYSE.

Fiscal Year 2017 Quarters Ended:	High	Low
March 31, 2017	$40.12	$34.64
June 30, 2017	$38.74	$34.91
September 30, 2017	$42.74	$37.91
December 31, 2017	$48.31	$41.12

Fiscal Year 2016 Quarters Ended:	High	Low
March 31, 2016	$32.85	$22.73
June 30, 2016	$32.38	$24.93
September 30, 2016	$29.95	$25.63
December 31, 2016	$37.02	$28.21

Dividends

The following table sets forth the dividends declared for the years ended December 31, 2017, 2016 and 2015:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Dividends declared per share	$0.325	$0.225	$0.170

While the Board of Directors paid a quarterly cash dividend in 2017 and currently expects to continue paying a quarterly cash dividend of $0.10 per share for the foreseeable future, the cash dividend policy can be changed at any time at the discretion of the Board of Directors.  On February 20, 2018, our board of directors approved a quarterly cash dividend of $0.10 per share on our outstanding common stock. The dividend will be paid on April 6, 2018 to holders of record of our common stock as of March 20, 2018.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,858,158	$20.37	5,795,999
Equity compensation plans not approved by security holders	—	—	—
Total	2,858,158	$20.37	5,795,999

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of December 31, 2012, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the peer group and in the S&P Midcap 400 Index and in the Russell 2000 Index on December 31, 2012, and the relative performance of each is tracked through December 31, 2017. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2017

$310
$260
$210
$160
$110
$60
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
Air Lease Corporation
S&P Midcap 400 Index
Russell 2000 Index
Peer Group

Company Purchases of Stock

The Company did not purchase any shares of its Class A common stock during 2017.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2017, a holder of our 3.875% convertible senior notes due 2018 ("Convertible Notes") converted $2,000 in principal amount of our Convertible Notes and received 67 shares of Class A Common Stock at a per share conversion price of $29.48. The shares were issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933 (the “1933 Act”).

On March 9, 2017, a holder of warrants performed a cashless exercise of 268,125 warrants, resulting in the issuance of 131,001 shares of Class A common stock.  The shares were issued in reliance on an exemption from registration under Section 3(a)(9) of the 1933 Act. As of December 31, 2017, we did not have any warrants outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Operating data:
Rentals of flight equipment	$1,450,735	$1,339,002	$1,174,544	$991,241	$836,516
Aircraft sales, trading and other(1)	65,645	80,053	48,296	59,252	22,159
Total revenues	1,516,380	1,419,055	1,222,840	1,050,493	858,675
Expenses(1)	906,850	838,817	829,887	655,717	565,233
Income before taxes	609,530	580,238	392,953	394,776	293,442
Income tax benefit/(expense)(3)	146,622	(205,313)	(139,562)	(138,778)	(103,031)
Net income	$756,152	$374,925	$253,391	$255,998	$190,411

Adjusted net income before income taxes(2)	$657,838	$622,871	$507,982	$438,596	$338,683

Net income per share:
Basic	$7.33	$3.65	$2.47	$2.51	$1.88
Diluted	$6.82	$3.44	$2.34	$2.38	$1.80
Adjusted diluted earnings per share before income taxes(2)	$5.94	$5.67	$4.64	$4.03	$3.16

Cash dividends declared per share:	$0.325	$0.225	$0.170	$0.130	$0.105
Weighted average shares outstanding:
Basic	103,189,175	102,801,161	102,547,774	102,142,828	101,529,137
Diluted	111,657,564	110,798,727	110,628,865	110,192,771	108,963,550

Cash flow data:
Net cash flows provided by (used in):
Operating activities	$1,059,713	$1,020,078	$839,795	$769,018	$654,213
Investing activities	(2,143,951)	(2,005,516)	(2,152,801)	(1,805,657)	(2,185,894)
Financing activities	1,101,640	1,103,565	1,186,862	1,049,285	1,571,765

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands, except aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$13,280,250	$12,041,925	$10,813,475	$8,953,804	$7,613,135
Total assets	15,614,164	13,975,616	12,355,098	10,691,180	9,242,355
Total debt, net of discounts and issuance costs	9,698,785	8,713,874	7,712,421	6,630,758	5,763,068
Total liabilities	11,486,722	10,593,429	9,335,186	7,919,118	6,718,921
Shareholders’ equity	4,127,442	3,382,187	3,019,912	2,772,062	2,523,434
Other operating data:
Aircraft lease portfolio at period end:
Owned	244	237	240	213	193
Managed	50	30	29	17	4

(1)

Expenses for the year ended December 31, 2015 included settlement expense of $72.0 million. Other income for the years ended December 31, 2017, 2016 and 2015 included income recovery on a settlement of $1.0 million, $5.25 million and $4.5 million, respectively.

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

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Year Ended
	December 31,
	2017	2016	2015	2014	2013
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$756,152	$374,925	$253,391	$255,998	$190,411
Amortization of debt discounts and issuance costs	29,454	30,942	30,507	27,772	23,627
Stock-based compensation	19,804	16,941	17,022	16,048	21,614
Settlement	—	—	72,000	—	—
Insurance recovery on settlement	(950)	(5,250)	(4,500)	—	—
Provision for income taxes	(146,622)	205,313	139,562	138,778	103,031
Adjusted net income before income taxes	$657,838	$622,871	$507,982	$438,596	$338,683

Reconciliation of denominator of adjusted margin before income taxes:
Total revenues	1,516,380	1,419,055	1,222,840	1,050,493	858,675
Insurance recovery on settlement	(950)	(5,250)	(4,500)	—	—
Total revenues, excluding insurance recovery on settlement	1,515,430	1,413,805	1,218,340	1,050,493	858,675
Adjusted margin before income taxes	43.4%	44.1%	41.7%	41.8%	39.4%

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share data):

	Year Ended
	December 31,
	2017	2016	2015	2014	2013
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$756,152	$374,925	$253,391	$255,998	$190,411
Amortization of debt discounts and issuance costs	29,454	30,942	30,507	27,772	23,627
Stock-based compensation	19,804	16,941	17,022	16,048	21,614
Settlement	—	—	72,000	—	—
Insurance recovery on settlement	(950)	(5,250)	(4,500)	—	—
Provision for income taxes	(146,622)	205,313	139,562	138,778	103,031
Adjusted net income before income taxes	$657,838	$622,871	$507,982	$438,596	$338,683
Assumed conversion of convertible senior notes	5,842	5,780	5,806	5,811	5,783
Adjusted net income before income taxes plus assumed conversions	$663,680	$628,651	$513,788	$444,407	$344,466
Weighted-average diluted shares outstanding	111,657,564	110,798,727	110,628,865	110,192,771	108,963,550
Adjusted diluted earnings per share before income taxes	$5.94	$5.67	$4.64	$4.03	$3.16

(3)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification (“ASC”) 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted.  As a result of the Tax Reform Act, we recorded an estimated tax benefit of $354.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains of our aircraft sales and trading activities and our management fees.

During the year ended December 31, 2017, we purchased and took delivery of 30 aircraft from our new order pipeline, purchased 10 incremental aircraft, sold 31 aircraft and received insurance proceeds relating to the insured losses of two aircraft, ending the year with a total of 244 owned aircraft with a net book value of $13.3 billion.  The weighted average lease term remaining on our operating lease portfolio was 6.8 years and the weighted average age of our fleet was 3.8 years as of December 31, 2017.  Our fleet grew by 10.3% based on net book value of $13.3 billion as of December 31, 2017 compared to $12.0 billion as of December 31, 2016.  In addition, our managed fleet increased to 50 aircraft as of December 31, 2017 from 30 aircraft as of December 31, 2016.  We have a globally diversified customer base comprised of 91 airlines in 55 countries.  As of February 22, 2018, all of our aircraft in our operating lease portfolio were subject to lease agreements.

During 2017, we increased our total commitments with Airbus and Boeing by a net 35 aircraft.  As of December 31, 2017, we had commitments to purchase 368 aircraft from Airbus and Boeing for delivery through 2023, with an estimated aggregate commitment of $27.0 billion.  We ended 2017 with $23.4 billion in committed minimum future rental payments and placed 79% of our order book on long-term leases for aircraft delivering through 2020.  This includes $10.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.3 billion in minimum future rental payments related to aircraft which will deliver between 2018 and 2022.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or other forms of secured financing. In 2017, we issued $2.2 billion senior unsecured notes with an average interest rate of 3.16%, with maturities ranging from 2022 to 2027 and in January 2018, we issued (i) $550.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 2.50% and (ii) $700.0 million in aggregate principal amount of senior unsecured notes due 2025 that bear interest at a rate of 3.25%. In 2017, we increased our unsecured revolving credit facility capacity to approximately $3.8 billion, representing an 18.6% increase from 2016 and extended the final maturity to May 5, 2021. In February 2018, we further increased the capacity of our unsecured revolving credit facility by 4.7% to approximately $3.9 billion. Borrowings under our unsecured revolving credit facility will bear interest at LIBOR plus a margin of 1.05% per year. We ended 2017 with total debt outstanding of $9.7 billion, of which 85.4% was at a fixed rate and 94.6% of which was unsecured. Our composite cost of funds decreased to 3.20% as of December 31, 2017 from 3.42% as of December 31, 2016.

On December 22, 2017, the Tax Reform Act was signed into law.  The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Reform Act, we recorded an estimated tax benefit of $354.1 million or $3.16 per diluted share due to the remeasurement of deferred tax assets and liabilities for the quarter ended December 31, 2017.

In 2017, total revenues increased by 6.9% to $1.5 billion, compared to 2016.  The increase in our total revenues is primarily due to the $1.2 billion increase in the net book value of our operating lease portfolio. Our net income for the year ended December 31, 2017 was $756.2 million, or $6.82 per diluted share compared to $374.9 million, or $3.44 per diluted share for the year ended December 31, 2016. The increase in our net income and diluted earnings per share for the year ended December 31, 2017 was due to the $1.2 billion increase in the net book value of our operating lease portfolio, and the re-measurement of our U.S. deferred tax liabilities associated with the enactment of the Tax Reform Act, resulting in a tax benefit of $354.1 million. Our pre-tax profit margin for the year ended December 31, 2017 was 40.2% as compared to 40.9% for the year ended December 31, 2016.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2017 was $657.8 million or $5.94 per diluted share, compared to $622.9 million, or $5.67 per diluted share for the year ended December 31, 2016. Our adjusted margin before income taxes for the year ended December 31, 2017 was 43.4% compared to 44.1% for the year ended December 31, 2016.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by Generally Accepted Accounting Principles (“GAAP”).  See Note 2 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our Fleet

We have continued to build one of the world’s youngest operating lease portfolios, including the most fuel-efficient commercial jet transport aircraft. Our fleet, based on net book value, increased by 10.3%, to $13.3 billion as of December 31, 2017 compared to $12.0 billion as of December 31, 2016. During the year ended December 31, 2017, we took delivery of 30 aircraft from our new order pipeline, purchased 10 incremental aircraft, and sold 31 aircraft and received insurance proceeds relating to the insured losses of two aircraft, ending the year with a total of 244 aircraft. Our weighted average fleet age and weighted average remaining lease term as of December 31, 2017 were 3.8 years and 6.8 years, respectively. We also managed 50 aircraft as of December 31, 2017.

Portfolio metrics of our fleet as of December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
Aggregate net book value	$13.3	billion	$12.0	billion
Weighted-average fleet age(1)	3.8	years	3.8	years
Weighted average remaining lease term(1)	6.8	years	6.9	years

Owned fleet	244		237
Managed fleet	50		30
Order book	368		363

Current fleet contracted rentals	$10.1	billion	$9.4	billion
Committed fleet rentals	$13.3	billion	$14.4	billion
Total committed rentals	$23.4	billion	$23.8	billion

(1) Weighted‑average fleet age and remaining lease term calculated based on net book value.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline's principal place of business as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Net Book		Net Book
Region	Value	% of Total	Value	%of Total
	(in thousands, except percentages)
Europe	$4,205,431	31.7%	$3,547,294	29.5%
Asia (excluding China)	2,981,339	22.4%	2,739,554	22.7%
China	2,720,124	20.5%	2,779,546	23.0%
The Middle East and Africa	1,481,825	11.2%	935,968	7.8%
Central America, South America, and Mexico	926,732	7.0%	937,287	7.8%
U.S. and Canada	599,367	4.5%	647,743	5.4%
Pacific, Australia, and New Zealand	365,432	2.7%	454,533	3.8%
Total	$13,280,250	100.0%	$12,041,925	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of		Number of
Aircraft type	Aircraft(1)	% of Total	Aircraft(1)	% of Total
Airbus A319-100	1	0.4%	3	1.3%
Airbus A320-200	40	16.4%	44	18.6%
Airbus A320-200neo	5	2.1%	1	0.4%
Airbus A321-200	29	11.9%	31	13.1%
Airbus A321-200neo	5	2.1%	—	—%
Airbus A330-200	15	6.2%	17	7.2%
Airbus A330-300	5	2.0%	5	2.1%
Airbus A350-900	2	0.9%	—	—%
Boeing 737-700	3	1.2%	8	3.4%
Boeing 737-800	102	41.8%	95	40.1%
Boeing 737-8 MAX	2	0.8%	—	—%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	9.8%	22	9.3%
Boeing 787-9	8	3.3%	3	1.3%
Embraer E190	1	0.3%	6	2.4%
Total	244	100.0%	237	100.0%

(1)	We did not have any aircraft held for sale as of December 31, 2017. As of December 31, 2016, we had six aircraft held for sale.

As of December 31, 2017, we had contracted to buy 368 new aircraft for delivery through 2023, with an estimated aggregate purchase price (including adjustments for inflation) of $27.0 billion, for delivery as follows:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A321-200	2	—	—	—	—	—	2
Airbus A320/321neo(1)	14	35	27	22	25	25	148
Airbus A330-900neo	5	5	4	7	6	2	29
Airbus A350-900/1000	4	2	4	5	3	—	18
Boeing 737-7/8/9 MAX	12	27	27	35	27	—	128
Boeing 787-9/10	7	12	9	7	8	—	43
Total(2)	44	81	71	76	69	27	368

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase one used Boeing 737-800 aircraft from an airline, which is scheduled for delivery in 2018.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2018 and 2019.  The delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of February 22, 2018, none of our lease contracts are subject to cancellation.

Our lease placements are progressing in line with expectations. As of December 31, 2017, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2018	44	44	100.0%
2019	81	77	95.1%
2020	71	33	46.5%
2021	76	6	7.9%
2022	69	2	2.9%
Thereafter	27	—	—%
Total	368	162

As of December 31, 2017, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) reported passenger traffic up 7.6% year over year in 2017, exceeding the 10-year average annual growth rate. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

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

In August 2017, Air Berlin filed to commence insolvency proceedings under self-administration, and at the time of the filing, two A321-200 aircraft and one A320-200 aircraft from our fleet were on lease with Air Berlin. In September 2017, we learned that VIM Airlines was unlikely to continue as a going concern, and at that time, one Boeing 777-300ER from our fleet was on lease with VIM Airlines. Finally, in October 2017, Monarch Airlines filed for bankruptcy, and at the time of the filing, two Boeing 737-800 aircraft from our fleet were on lease with Monarch Airlines.  As of February 22, 2018, all of these aircraft are subject to new lease agreements.

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

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured ourselves with the goal to maintain investment grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We may, to a limited extent, utilize export credit financing in support of our new aircraft deliveries.

During the year ended December 31, 2017, we incurred additional debt financing and capacity aggregating $2.8 billion, which included $2.2 billion in senior unsecured notes, $587.7 million in additional capacity to our unsecured revolving credit facility which now totals approximately $3.8 billion and $20.0 million in additional debt facilities. We ended 2017 with total debt outstanding, net of discounts and issuance costs, of $9.7 billion compared to $8.7 billion in 2016. We ended 2017 with total unsecured debt outstanding of $9.3 billion compared to $8.1 billion in 2016, increasing our unsecured debt as a percentage of total debt to 94.6% as of December 31, 2017 compared to 92.4% as of December 31, 2016. Our fixed rate debt as a percentage of total debt increased to 85.4% as of December 31, 2017 from 83.5% as of December 31, 2016. In January 2018, we issued $550.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 2.50% and $700.0 million in aggregate principal amount of senior unsecured notes due 2025 that bear interest at a rate of 3.25%. Also, in February 2018, we further increased the capacity of our unsecured revolving credit facility by 4.7% to $3.9 billion.

We increased our cash flows from operations by 3.9% or $39.6 million to $1.1 billion in 2017 as compared to $1.0 billion in 2016. Our cash flows from operations increased primarily because of the lease of additional aircraft in 2017.  Our cash flow used in investing activities was $2.1 billion for the year ended December 31, 2017, which increased primarily from the purchase of aircraft, partially offset by proceeds on the sale of aircraft.  Our cash flow provided by financing activities was $1.1 billion for the year ended December 31, 2017, which resulted primarily from the net proceeds received from the issuance of our unsecured notes in 2017, partially offset by the repayment of outstanding debt.

We ended 2017 with available liquidity of $3.2 billion which is comprised of unrestricted cash of $292.2 million and undrawn balances under our unsecured revolving credit facility of $2.9 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for 2018 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan will remain focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Debt

Our debt financing was comprised of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands, except percentages)
Unsecured
Senior notes	$8,019,871	$6,953,343
Revolving credit facility	847,000	766,000
Term financings	203,704	211,346
Convertible senior notes	199,983	199,995
Total unsecured debt financing	9,270,558	8,130,684
Secured
Term financings	484,036	619,767
Export credit financing	44,920	51,574
Total secured debt financing	528,956	671,341

Total debt financing	9,799,514	8,802,025
Less: Debt discounts and issuance costs	(100,729)	(88,151)
Debt financing, net of discounts and issuance costs	$9,698,785	$8,713,874
Selected interest rates and ratios:
Composite interest rate(1)	3.20%	3.42%
Composite interest rate on fixed-rate debt(1)	3.27%	3.69%
Percentage of total debt at fixed-rate	85.42%	83.48%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes

We issued $2.2 billion in aggregate principal amount of senior unsecured notes during 2017, comprised of (i) $500.0 million in aggregate principal amount of 3.625% notes due 2027; (ii) $600.0 million in aggregate principal amount of 2.625% notes due 2022; (iii) $500.0 million in aggregate principal amount of 3.625% notes due 2027; and (iv) $600.0 million in aggregate principal amount of 2.750% notes due 2023.

Furthermore, in January 2018 we issued (i) $550.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 2.50% and (ii) $700.0 million in aggregate principal amount of senior unsecured notes due 2025 that bear interest at a rate of 3.25%.

As of December 31, 2017, we had $8.0 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.1 years to 9.9 years and bearing interest at fixed rates ranging from 2.125% to 7.375%. As of December 31, 2016, we had $7.0 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

Registered notes.  Of our $8.0 billion aggregate principal amount of senior unsecured notes as of December 31, 2017, approximately $7.8 billion of such notes have been registered with the SEC.  All of our registered notes may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our registered notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a change of control repurchase event (as defined in the applicable indenture or supplemental indenture) occurs.

Of the $7.8 billion in aggregate principal amount of registered notes, we have approximately $7.4 billion in aggregate principal amount of registered notes that were issued during or after November 2013.  Each of the indentures governing these registered notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

For the approximately $400.0 million in aggregate principal amount of registered notes that were issued prior to November 2013, each of the indentures governing those registered notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets and interest coverage, and other additional covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business, and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge, or sell all or substantially all of its assets.  The covenants contained in all of the indentures governing our registered notes are subject to a number of important exceptions and qualifications set forth in the applicable indenture, including, with respect to the indentures governing our registered notes issued before November 2013, the suspension of the financial maintenance covenant relating to interest coverage and the covenant that limits our payment of dividends on or purchases of certain equity interests and prepayments of subordinated indebtedness when such registered notes are rated investment grade (as defined in the applicable indenture).  As of December 31, 2017, such registered notes were investment grade rated as defined in the applicable indenture. We believe that we were in compliance with all covenants contained in the indentures governing our registered notes as of December 31, 2017.

The indentures governing our registered notes also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the indentures.

Unregistered notes.  Of our $8.0 billion aggregate principal amount of senior unsecured notes as of December 31, 2017, approximately $244.9 million of such notes have not been registered with the SEC and are governed by various purchase agreements.  Our unregistered notes, like our registered notes, may be redeemed in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our unregistered notes also require us to offer to purchase all of the notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest if a change of control (as defined in the applicable purchase agreement) occurs.

The purchase agreements governing our unregistered notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets, interest coverage, and consolidated leverage ratio. In addition, the purchase agreements contain covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business, and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable purchase agreement, including, with respect to the purchase agreement governing certain tranches of unregistered notes, the suspension of the financial maintenance covenant relating to interest coverage and the covenant that limits our ability to pay dividends on or purchase certain equity interests and prepay subordinated indebtedness when the unregistered notes governed by such purchase agreement are rated investment grade (as defined in the applicable purchase agreement). As of December 31, 2017, such unregistered notes were investment grade rated as defined in the applicable purchase agreement. We believe that we were in compliance with all covenants contained in the purchase agreements governing our unregistered notes as of December 31, 2017.

The purchase agreements also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant purchase agreement may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the purchase agreements.

Unsecured revolving credit facility

We have a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014 (as amended, modified and supplemented thereafter), with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The unsecured revolving credit facility currently provides us with financing capacity of up to $3.8 billion subject to the terms and conditions set forth therein. Lenders hold revolving commitments totaling approximately $3.2 billion that mature on May 5, 2021, commitments totaling $217.7 million that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $55.0 million that mature on May 5, 2018. The unsecured revolving credit facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to $4.0 billion under certain circumstances.

As of December 31, 2017, borrowings under the unsecured revolving credit facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 20 basis points per year (also subject to increases or decreases based on declines in the credit ratings for our debt) in respect of total commitments under the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

The total amount outstanding under our unsecured revolving credit facility was $847.0 million and $766.0 million as of December 31, 2017 and December 31, 2016, respectively.

The unsecured revolving credit facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness, and our and our subsidiaries’ abilities to declare or make certain dividends and distributions and to engage in certain mergers, consolidations, and asset sales. The unsecured revolving credit facility also requires us to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including a maximum consolidated leverage ratio, minimum consolidated shareholders’ equity, and minimum consolidated unencumbered assets, as well as an interest coverage test that will be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility). The covenant limiting our and our subsidiaries' abilities to declare or make certain dividends and distributions will also be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility).  As of December 31, 2017, such investment grade rating as defined in the unsecured revolving credit facility was achieved. We believe we were in compliance with all covenants contained in our unsecured revolving credit facility as of December 31, 2017. In addition, the unsecured revolving credit facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the unsecured revolving credit facility and require immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the credit agreement governing the unsecured revolving credit facility.

Unsecured term financings

From time to time, we enter into unsecured term facilities. During 2017, we entered into two additional unsecured term facilities aggregating $20.0 million, both with terms of five years and bearing interest at fixed rates of 2.75% per annum. The outstanding balance on our unsecured term facilities as of December 31, 2017 was $203.7 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and one facility bearing interest at a floating rate of LIBOR plus 1.00%. As of December 31, 2017, the remaining maturities of all unsecured term facilities ranged from approximately 0.1 years to approximately 4.6 years.  As of December 31, 2016, the outstanding balance on our unsecured term facilities was $211.3 million.

Convertible senior notes

In November 2011, we issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. The convertible notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable in arrears on June 1 and December 1 of each year. As of December 31, 2017, the convertible notes are convertible at the option of the holder into shares of our Class A common stock at a price of $29.42 per share.

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

The secured term facilities contain customary covenants for financings of these types, including covenants that limit the borrowers’ actions to those of special purpose entities engaged in the ownership and leasing of a particular aircraft and restrict their ability to incur, create, or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions, and to engage in certain mergers, consolidations and asset sales. The secured term facilities also contain limitations on our ability to transfer the equity interests of such subsidiaries or to incur, create or assume liens on such equity interests or the collateral securing such secured term facilities. Certain of the facilities require us to comply with certain financial maintenance covenants. In addition, the secured term facilities contain customary events of default for such financings. In the case of an event of default, the lenders may require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreements governing the secured term facilities. We believe we were in compliance with the covenants contained in our secured term facilities as of December 31, 2017.

As of December 31, 2017, the outstanding balance on our secured term facilities was $484.0 million and we had pledged 19 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2017 was comprised of $2.6 million fixed rate debt consisting of one facility with an interest rate of 4.58% and $481.5 million floating rate debt with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%.  As of December 31, 2017, the remaining maturities of all secured term facilities ranged from approximately 0.2 years to approximately 5.6 years.

As of December 31, 2016, the outstanding balance on our secured term facilities was $619.8 million and we had pledged 23 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of December 31, 2016 was comprised of $31.7 million fixed rate debt and $588.1 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively.

Export credit financings

In March 2013, we issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States. The notes mature on August 15, 2024 and bear interest at a rate of 1.617% per annum. We used the proceeds of the offering to refinance a portion of the purchase price of two Boeing aircraft, which serve as collateral for the notes, and the related premium charged by Export-Import Bank for its guarantee of the notes.  As of December 31, 2017 and 2016, we had $44.9 million and $51.6 million in export credit financing outstanding, respectively.

Credit Ratings

Our investment grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.  Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets.

In 2017, Kroll Bond Rating Agency, Standard and Poor's, and Fitch Ratings reaffirmed their issuer and senior unsecured debt ratings and outlook. The following table summarizes our current credit ratings:

	Long-term	Corporate		Date of Last
Rating Agency	Debt	Rating	Outlook	Ratings Action
Kroll Bond Ratings	A−	A−	Stable Outlook	December 15, 2017
Standard and Poor's	BBB	BBB	Stable Outlook	November 12, 2017
Fitch Ratings	BBB	BBB	Stable Outlook	July 24, 2017

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$1,450,735	$1,339,002	$1,174,544
Aircraft sales, trading, and other	65,645	80,053	48,296
Total revenues	1,516,380	1,419,055	1,222,840
Expenses
Interest	257,917	255,259	235,637
Amortization of debt discounts and issuance costs	29,454	30,942	30,507
Interest expense	287,371	286,201	266,144
Depreciation of flight equipment	508,352	452,682	397,760
Settlement	—	—	72,000
Selling, general, and administrative	91,323	82,993	76,961
Stock-based compensation	19,804	16,941	17,022
Total expenses	906,850	838,817	829,887
Income before taxes	609,530	580,238	392,953
Income tax benefit/(expense)	146,622	(205,313)	(139,562)
Net income	$756,152	$374,925	$253,391

Net income per share of Class A and B common stock
Basic	$7.33	$3.65	$2.47
Diluted	$6.82	$3.44	$2.34

Weighted-average shares outstanding
Basic	103,189,175	102,801,161	102,547,774
Diluted	111,657,564	110,798,727	110,628,865

Other financial data
Pre-tax profit margin	40.2%	40.9%	32.1%
Adjusted net income before income taxes(1)	$657,838	$622,871	$507,982
Adjusted margin before income taxes(1)	43.4%	44.1%	41.7%
Adjusted diluted earnings per share before income taxes(1)	$5.94	$5.67	$4.64

(1)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted margin before income taxes (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries), and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin before income taxes, and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Year Ended
	December 31,
	2017	2016	2015
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$756,152	$374,925	$253,391
Amortization of debt discounts and issuance costs	29,454	30,942	30,507
Stock-based compensation	19,804	16,941	17,022
Settlement	—	—	72,000
Insurance recovery on settlement	(950)	(5,250)	(4,500)
Provision for income taxes	(146,622)	205,313	139,562
Adjusted net income before income taxes	$657,838	$622,871	$507,982

Reconciliation of denominator of adjusted margin before income taxes:
Total revenues	1,516,380	1,419,055	1,222,840
Insurance recovery on settlement	(950)	(5,250)	(4,500)
Total revenues, excluding insurance recovery on settlement	1,515,430	1,413,805	1,218,340
Adjusted margin before income taxes	43.4%	44.1%	41.7%

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2017	2016	2015
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$756,152	$374,925	$253,391
Amortization of debt discounts and issuance costs	29,454	30,942	30,507
Stock-based compensation	19,804	16,941	17,022
Settlement	—	—	72,000
Insurance recovery on settlement	(950)	(5,250)	(4,500)
Provision for income taxes	(146,622)	205,313	139,562
Adjusted net income before income taxes	$657,838	$622,871	$507,982
Assumed conversion of convertible senior notes	5,842	5,780	5,806
Adjusted net income before income taxes plus assumed conversions	$663,680	$628,651	$513,788
Weighted-average diluted shares outstanding	111,657,564	110,798,727	110,628,865
Adjusted diluted earnings per share before income taxes	$5.94	$5.67	$4.64

2017 Compared to 2016

Rental revenue

As of December 31, 2017, we owned 244 aircraft, with a net book value of $13.3 billion, and recorded $1.5 billion in rental revenue for the year then ended, which included overhaul revenue, net of amortization of initial direct costs, of $21.6 million. In the prior year, as of December 31, 2016, we owned 237 aircraft with a net book value of $12.0 billion and recorded $1.3 billion in rental revenue for the year ended December 31, 2016, which included overhaul revenue, net of amortization of initial direct costs, of $11.3 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $13.3 billion as of December 31, 2017 from $12.0 billion as of December 31, 2016.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $65.6 million for the year ended December 31, 2017 compared to $80.1 million for the year ended December 31, 2016. During the year ended December 31, 2017, we sold 31 aircraft from our operating lease portfolio and received insurance proceeds relating to the losses of two insured aircraft, recording gains on aircraft sales and trading activity of $38.5 million.  In addition, we received insurance proceeds of $1.0 million in connection with a litigation settlement. During the year ended December 31, 2016, we sold 46 aircraft from our operating lease portfolio recording gains on aircraft sales and trading activity of $61.5 million and received $5.25 million of insurance proceeds in connection with the litigation settlement.

Interest expense

Interest expense totaled $287.4 million for the year ended December 31, 2017 compared to $286.2 million for the year ended December 31, 2016. The change was primarily due to an increase in our average outstanding debt balances, partially offset by a decrease in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $508.4 million in depreciation expense of flight equipment for the year ended December 31, 2017 compared to $452.7 million for the year ended December 31, 2016. The increase in depreciation expense for 2017, compared to 2016, was primarily attributable to the increase in book value of our operating lease portfolio net of sales.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $91.3 million for the year ended December 31, 2017 compared to $83.0 million for the year ended December 31, 2016. Selling, general, and administrative expense as a percentage of total revenue increased to 6.0% for the year ended December 31, 2017 compared to 5.8% for the year ended December 31, 2016.  However, as we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general, and administrative expense to decrease as a percentage of our revenue.

Stock-based compensation expense

Stock-based compensation expense totaled $19.8 million for the year ended December 31, 2017 compared to $16.9 million for the year ended December 31, 2016.

Taxes

For the year ended December 31, 2017, we reported an effective tax rate of -24.0%, as compared to 35.4% for the year ended December 31, 2016. The change in effective tax rate is primarily due to the impact of the Tax Reform Act. Our estimated impact of the Tax Reform Act resulted in an estimated net tax benefit of $354.1 million or $3.16 per diluted share for the quarter ended December 31, 2017. This resulted from the re-measurement of our U.S. deferred tax liabilities at the new statutory rate of 21%, partially offset by other impacts of the Tax Reform Act. In addition to the effects from the Tax Reform Act, we recorded a $10.9 million tax benefit from the utilization of foreign tax credits.

The $354.1 million benefit resulting from the remeasurement of deferred tax assets and liabilities is a provisional amount and a reasonable estimate by our management of the impact of the Tax Reform Act.  Based on our initial assessment of the Tax Reform Act, we believe that the most significant impact on our financial statements is the remeasurement of deferred taxes.  We do not expect other provisions of the Tax Reform Act to have a material impact on our consolidated financial statements for the fiscal year ending December 31, 2018. Quantifying all of the impacts of the Tax Reform Act, however, requires significant judgment by our management, including the inherent complexities involved in determining the timing of reversals of our deferred tax assets and liabilities. Accordingly, we will continue to analyze the impacts of the Tax Reform Act and, if necessary, record any further adjustments to our deferred tax assets and liabilities in future periods.

Net income

For the year ended December 31, 2017, we reported consolidated net income of $756.2 million, or $6.82 per diluted share, compared to a consolidated net income of $374.9 million, or $3.44 per diluted share, for the year ended December 31, 2016.  Our net income and diluted earnings per share for the year ended December 31, 2017 include our estimated tax benefit of $354.1 million associated with the enactment of the Tax Reform Act.  The increase in net income for 2017, compared to 2016, was also due to the increase in net book value of our operating lease portfolio.

Adjusted net income before income taxes

For the year ended December 31, 2017, we recorded adjusted net income before income taxes of $657.8 million, or $5.94 per diluted share, compared to an adjusted net income before income taxes of $622.9 million, or $5.67 per diluted share, for the year ended December 31, 2016. The increase in adjusted net income before income taxes for 2017, compared to 2016, was primarily attributable to the increase in net book value of our operating lease portfolio.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP.  See Note 2 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes as a non-GAAP measure and a reconciliation of this measure to net income.

2016 Compared to 2015

Rental revenue

As of December 31, 2016, we owned 237 aircraft, with a net book value of $12.0 billion, and recorded $1.3 billion in rental revenue for the year then ended, which included overhaul revenue, net of amortization of initial direct costs, of $11.3 million. In the prior year, as of December 31, 2015, we owned 240 aircraft with a net book value of $10.8 billion and recorded $1.2 billion in rental revenue for the year ended December 31, 2015, which included overhaul revenue, net of amortization of initial direct costs, of $24.9 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $12.0 billion as of December 31, 2016 from $10.8 billion as of December 31, 2015.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $80.1 million for the year ended December 31, 2016 compared to $48.3 million for the year ended December 31, 2015. During the year ended December 31, 2016, we sold 46 aircraft from our operating lease portfolio, recording gains on aircraft sales and trading activity of $61.5 million.  In addition, we received insurance proceeds of $5.25 million in connection with a litigation settlement. During the year ended December 31, 2015, we sold 24 aircraft from our operating lease portfolio recording gains on aircraft sales and trading activity of $33.9 million and received $4.5 million of insurance proceeds in connection with a litigation settlement.

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

Depreciation expense

We recorded $452.7 million in depreciation expense of flight equipment for the year ended December 31, 2016 compared to $397.8 million for the year ended December 31, 2015. The increase in depreciation expense for 2016, compared to 2015, was primarily attributable to the increase in book value of our operating lease portfolio net of sales.

Settlement expense

We recorded settlement expense of $72.0 million for the year ended December 31, 2015 as a result of the Settlement Agreement entered into by and between the Company, certain executive officers and employees of the Company, AIG, ILFC, and AerCap Holdings N.V., to settle all ongoing litigation.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $83.0 million for the year ended December 31, 2016 compared to $77.0 million for the year ended December 31, 2015. Selling, general, and administrative expense as a percentage of total revenue decreased to 5.8% for the year ended December 31, 2016 compared to 6.3% for the year ended December 31, 2015.  As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general, and administrative expense to decrease as a percentage of our revenue.

Stock based compensation expense

Stock based compensation expense totaled $16.9 million for the year ended December 31, 2016 compared to $17.0 million for the year ended December 31, 2015.

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

Contractual Obligations

Our contractual obligations as of December 31, 2017 are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Long-term debt obligations	$1,556,665	$1,043,758	$1,226,540	$1,847,849	$1,226,884	$2,897,818	$9,799,514
Interest payments on debt outstanding(1)	305,940	260,815	223,432	164,256	125,711	747,610	1,827,764
Purchase commitments	4,029,636	5,798,963	5,506,214	5,538,285	4,678,092	1,478,734	27,029,924
Operating leases	2,926	3,232	3,111	2,946	3,034	3,770	19,019
Total	$5,895,167	$7,106,768	$6,959,297	$7,553,336	$6,033,721	$5,127,932	$38,676,221

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2017.

Off‑balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements all of which are consolidated. We have investments in two joint ventures in which we own 9.5% of the equity of each joint venture. We account for our investment in these joint ventures using the equity method of accounting due to our level of influence and involvement in the joint ventures.

Critical Accounting Policies

We believe the following critical accounting policies can have a significant impact on our results of operations, financial position, and financial statement disclosures, and may require subjective and complex estimates and judgments.

Lease revenue

We lease flight equipment principally under operating leases and report rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on our Consolidated Balance Sheets until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on our Consolidated Balance Sheets. An allowance for doubtful accounts will be recognized for past-due rentals based on management’s assessment of collectability. Our management team monitors all lessees with past due lease payments (if any) and discusses relevant operational and financial issues facing those lessees with our marketing executives in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, we will not recognize rental income for amounts due under our lease contracts and will recognize revenue for such lessees on a cash basis. Should a lessee’s credit quality deteriorate, we may be required to record an allowance for doubtful accounts and/or stop recognizing revenue until cash is received.

Our aircraft lease agreements typically contain provisions which require the lessee to make additional contingent rental payments based on either the usage of the aircraft, measured on the basis of hours or cycles flown per month (a cycle is one take-off and landing), or calendar-based time (“Maintenance Reserves”). These payments represent contributions to the cost of major future maintenance events (“Qualifying Events”) associated with the aircraft and typically cover major airframe structural checks, engine overhauls, the replacement of life limited parts contained in each engine, landing gear overhauls and overhauls of the auxiliary power unit. These Maintenance Reserves are generally collected monthly based on reports of usage by the lessee or collected as fixed monthly rates.

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

We record as rental revenue the portion of Maintenance Reserves that we are virtually certain we will not reimburse to the lessee as a component of “Rental of flight equipment” in our Consolidated Statements of Income. Maintenance Reserves which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of “Security deposits and maintenance reserves on flight equipment leases” in our Consolidated Balance Sheets.

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

Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with our Fair Value Policy, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which could have a significant impact on our results of operations and financial condition.

We record flight equipment at fair value if we determine the carrying value may not be recoverable. We principally use the income approach to measure the fair value of aircraft. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. These valuations are considered Level 3 valuations, as the valuations contain significant non observable inputs.

Maintenance Rights

We identify, measure, and account for maintenance right assets and liabilities associated with our acquisitions of aircraft with in-place leases. A maintenance right asset represents the fair value of our contractual right under a lease to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents our obligation to pay the lessee for the difference between the lease end contractual maintenance condition of the aircraft and the actual maintenance condition of the aircraft on the acquisition date.

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

Maintenance right assets in EOL Leases represent the difference in value between the contractual right to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. Maintenance right liabilities exist in EOL Leases if, on the acquisition date, the maintenance condition of the aircraft is greater than the contractual return condition in the lease and we are required to pay the lessee in cash for the improved maintenance condition. Maintenance right assets, net will be recorded as a component of flight equipment subject to operating leases on our Consolidated Balance Sheets.

When we record maintenance right assets with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to us by the lessee, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent the improvement is substantiated and deemed to meet our capitalization policy; (ii) the lessee pays us cash compensation at lease expiry in excess of the value of the maintenance right asset, the maintenance right asset is relieved, and any excess is recognized as end of lease income; or (iii) the lessee pays us cash compensation at lease expiry that is less than the value of the maintenance right asset, the cash is applied to the maintenance right asset and the balance of such asset is relieved and recorded as an aircraft improvement to the extent the improvement is substantiated and meets our capitalization policy. Any aircraft improvement will be depreciated over a period to the next scheduled maintenance event in accordance with our policy with respect to major maintenance and included in depreciation of flight equipment on our Consolidated Statements of Income.

When we record maintenance right liabilities with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment by us to the lessee, the maintenance right liability is relieved, and end of lease income is recognized; (ii) we pay the lessee cash compensation at lease expiry of less than the value of the maintenance right liability, the maintenance right liability is relieved and any difference is recognized as end of lease income; or (iii) we pay the lessee cash compensation at lease expiry in excess of the value of the maintenance right liability, the maintenance right liability is relieved, and the excess amount is recorded as an aircraft improvement asset to the extent that it meets our capitalization policy.

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

Maintenance right assets in MR Leases represent the right to receive an aircraft in an improved condition relative to the actual condition on the acquisition date. The aircraft is improved by the performance of a Qualifying Event paid for by the lessee who is reimbursed by us from the periodic maintenance payments that it receives. Maintenance right assets, net will be recorded as a component of flight equipment subject to operating leases on our Consolidated Balance Sheets.

When we record maintenance right assets with respect to MR Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry and no Qualifying Event has been performed by the lessee since the acquisition date, the maintenance right asset is offset by the amount of the associated maintenance payment liability, and any excess is recorded as end of lease income; or (ii) we have reimbursed the lessee for the performance of a Qualifying Event, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent of that it meets our capitalization policy.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

Income taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance for deferred tax assets when the probability of realization of the full value of the asset is less than 50%. Based on the timing of reversal of deferred tax liabilities, future anticipated taxable income based on lease and debt arrangements in place at the balance sheet date, and tax planning strategies available to us, our management considers the deferred tax asset recoverable. Should events occur in the future that make the likelihood of recovery of deferred tax assets less than 50%, a deferred tax valuation allowance will be required that could have a significant impact on our results of operations and financial condition.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating‑rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2017 and 2016, we had $1.4 billion and $1.5 billion in floating‑rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed‑rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2017 and December 31, 2016 of approximately $14.3 million and $14.5 million, each on an annualized basis, which would put downward pressure on our operating margins. The decrease in additional interest expense the Company would incur is primarily due to a decrease in the floating‑rate debt outstanding as of December 31, 2017 compared to December 31, 2016.

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2017 and 2016, approximately 1.0% of our lease revenues were denominated in Euros. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Los Angeles, California

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Los Angeles, California

February 22, 2018

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$292,204	$274,802
Restricted cash	16,078	16,000
Flight equipment subject to operating leases	15,100,040	13,597,530
Less accumulated depreciation	(1,819,790)	(1,555,605)
	13,280,250	12,041,925
Deposits on flight equipment purchases	1,562,776	1,290,676
Other assets	462,856	352,213
Total assets	$15,614,164	$13,975,616
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$309,182	$256,775
Debt financing, net of discounts and issuance costs	9,698,785	8,713,874
Security deposits and maintenance reserves on flight equipment leases	856,140	856,335
Rentals received in advance	104,820	99,385
Deferred tax liability	517,795	667,060
Total liabilities	$11,486,722	$10,593,429
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 103,621,629 and 102,844,477 shares at December 31, 2017 and December 31, 2016, respectively	1,036	1,010
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,260,064	2,237,866
Retained earnings	1,866,342	1,143,311
Total shareholders’ equity	$4,127,442	$3,382,187
Total liabilities and shareholders’ equity	$15,614,164	$13,975,616

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$1,450,735	$1,339,002	$1,174,544
Aircraft sales, trading, and other	65,645	80,053	48,296
Total revenues	1,516,380	1,419,055	1,222,840
Expenses
Interest	257,917	255,259	235,637
Amortization of debt discounts and issuance costs	29,454	30,942	30,507
Interest expense	287,371	286,201	266,144
Depreciation of flight equipment	508,352	452,682	397,760
Settlement	—	—	72,000
Selling, general, and administrative	91,323	82,993	76,961
Stock-based compensation	19,804	16,941	17,022
Total expenses	906,850	838,817	829,887
Income before taxes	609,530	580,238	392,953
Income tax benefit/(expense)	146,622	(205,313)	(139,562)
Net income	$756,152	$374,925	$253,391

Net income per share of Class A and Class B common stock:
Basic	$7.33	$3.65	$2.47
Diluted	$6.82	$3.44	$2.34
Weighted-average shares outstanding
Basic	103,189,175	102,801,161	102,547,774
Diluted	111,657,564	110,798,727	110,628,865

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2014	—	—	102,392,208	$1,010	—	—	$2,215,479	$555,573	$2,772,062
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	321,395	—	—	—	177	—	177
Stock-based compensation expense	—	—	—	—	—	—	17,022	—	17,022
Cash dividends (declared $0.17 per share)	—	—	—	—	—	—	—	(17,438)	(17,438)
Tax withholdings on stock based compensation	—	—	(130,934)	—	—	—	(5,302)	—	(5,302)
Net income	—	—	—	—	—	—	—	253,391	253,391
Balance at December 31, 2015	—	—	102,582,669	$1,010	—	—	$2,227,376	$791,526	$3,019,912
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	452,759	—	—	—	96	—	96
Stock-based compensation expense	—	—	—	—	—	—	16,941	—	16,941
Cash dividends (declared $0.225 per share)	—	—	—	—	—	—	—	(23,140)	(23,140)
Tax withholdings on stock based compensation	—	—	(190,951)	—	—	—	(6,547)	—	(6,547)
Net income	—	—	—	—	—	—	—	374,925	374,925
Balance at December 31, 2016	—	—	102,844,477	$1,010	—	—	$2,237,866	$1,143,311	$3,382,187
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	—	458	458
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	942,088	26	—	—	9,320	—	9,346
Stock-based compensation expense	—	—	—	—	—	—	19,804	—	19,804
Cash dividends (declared $0.325 per share)	—	—	—	—	—	—	—	(33,579)	(33,579)
Tax withholdings on stock based compensation	—	—	(164,936)	—	—	—	(6,926)	—	(6,926)
Net income	—	—	—	—	—	—	—	756,152	756,152
Balance at December 31, 2017	—	—	103,621,629	$1,036	—	—	$2,260,064	$1,866,342	$4,127,442

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Operating Activities
Net income	$756,152	$374,925	$253,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	508,352	452,682	397,760
Stock-based compensation	19,804	16,941	17,022
Deferred taxes	(146,622)	205,313	138,608
Amortization of discounts and debt issuance costs	29,454	30,942	30,507
Gain on aircraft sales, trading and other activity	(55,073)	(58,880)	(41,072)
Changes in operating assets and liabilities:
Other assets	(108,622)	(55,728)	11,336
Accrued interest and other payables	50,832	45,983	16,635
Rentals received in advance	5,436	7,900	15,608
Net cash provided by operating activities	1,059,713	1,020,078	839,795
Investing Activities
Acquisition of flight equipment under operating lease	(1,972,009)	(1,914,093)	(2,088,646)
Payments for deposits on flight equipment purchases	(773,981)	(868,091)	(597,170)
Proceeds from aircraft sales, trading and other activity	779,489	988,040	752,747
Acquisition of furnishings, equipment and other assets	(177,450)	(211,372)	(219,732)
Net cash used in investing activities	(2,143,951)	(2,005,516)	(2,152,801)
Financing Activities
Issuance of common stock upon exercise of options	9,264	20	60
Cash dividends paid	(30,933)	(20,555)	(16,405)
Tax withholdings on stock-based compensation	(6,926)	(5,890)	(5,302)
Net change in unsecured revolving facilities	81,000	46,000	151,000
Proceeds from debt financings	2,183,824	2,021,966	1,232,384
Payments in reduction of debt financings	(1,303,499)	(1,093,910)	(328,248)
Net change in restricted cash	(78)	528	(9,059)
Debt issuance costs	(5,855)	(5,042)	(4,518)
Security deposits and maintenance reserve receipts	226,064	218,754	218,380
Security deposits and maintenance reserve disbursements	(51,221)	(58,306)	(51,430)
Net cash provided by financing activities	1,101,640	1,103,565	1,186,862
Net increase (decrease) in cash	17,402	118,127	(126,144)
Cash and cash equivalents at beginning of period	274,802	156,675	282,819
Cash and cash equivalents at end of period	$292,204	$274,802	$156,675
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $46,049, $40,883 and $40,118 at December 31, 2017 and 2016 and 2015, respectively	$301,741	$293,969	$259,968
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$644,206	$873,828	$944,469
Cash dividends declared, not yet paid	$10,359	$7,714	$5,129

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar‑Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2017 we owned a fleet of 244 aircraft and had 368 aircraft on order with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies, and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

Principles of consolidation

The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Rental of flight equipment

The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company’s Consolidated Balance Sheets until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company’s Consolidated Balance Sheet. An allowance for doubtful accounts will be recognized for past‑due rentals based on management’s assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis. As of December 31, 2017 and 2016, the Company had no such allowance, and no leases were on a cash basis.

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off‑lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Income for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines, and other major life‑limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves payment made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such Qualifying Event. The Company records as “Rental of flight equipment” revenue, the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of “Security deposits and overhaul reserves on flight equipment leases” in our Consolidated Balance Sheets.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments we expect to pay the lessee.  These lease incentives are amortized as a reduction of Rental revenues over the term of the lease.

Lessee‑specific modifications are capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statements of Income.

Initial direct costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating, and delivering aircraft to the Company's lessees. Amounts paid by us to lessees and/or other parties in connection with originating lease transactions are capitalized as lease incentives and are amortized over the lease term. Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such reserves. The amortization of lease incentives are recorded as a reduction of lease revenue in the Consolidated Statement of Income.

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

Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third‑party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recoverability test, the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. Our Fair Value Policy is described below under “Fair Value Measurements”.

Maintenance Rights

The Company identifies, measures, and accounts for maintenance right assets and liabilities associated with its acquisitions of aircraft with in-place leases. A maintenance right asset represents the fair value of the Company’s contractual right under a lease to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. A maintenance right liability represents the Company’s obligation to pay the lessee for the difference between the lease end contractual maintenance condition of the aircraft and the actual maintenance condition of the aircraft on the acquisition date.

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

Maintenance right assets in EOL Leases represent the difference in value between the contractual right to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. Maintenance right liabilities exist in EOL Leases if, on the acquisition date, the maintenance condition of the aircraft is greater than the contractual return condition in the lease and the Company is required to pay the lessee in cash for the improved maintenance condition. Maintenance rights, net of accumulated amortization, are recorded as a component of flight equipment subject to operating leases on the Consolidated Balance Sheets.

When the Company has recorded maintenance right assets with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to the Company by the lessee, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent the improvement is substantiated and deemed to meet the Company’s capitalization policy; (ii) the lessee pays the Company cash compensation at lease expiry in excess of the value of the maintenance right asset, the maintenance right asset is relieved, and any excess is recognized as end of lease income; or (iii) the lessee pays the Company cash compensation at lease expiry that is less than the value of the maintenance right asset, the cash is applied to the maintenance right asset, and the balance of such asset is relieved and recorded as an aircraft improvement to the extent the improvement is substantiated and meets the Company’s capitalization policy. Any aircraft improvement will be depreciated over a period to the next scheduled maintenance event in accordance with the Company’s policy with respect to major maintenance and included in depreciation of flight equipment on the Company’s Consolidated Statements of Income.

When the Company has recorded maintenance right liabilities with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment by the Company to the lessee, the maintenance right liability is relieved, and end of lease income is recognized; (ii) the Company pays the lessee cash compensation at lease expiry of less than the value of the maintenance right liability, the maintenance right liability is relieved, and any difference is recognized as end of lease income; or (iii) the Company pays the lessee cash compensation at lease expiry in excess of the value of the maintenance right liability, the maintenance right liability is relieved, and the excess amount is recorded as an aircraft improvement to the extent of that it meets our capitalization policy.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Maintenance right assets in MR Leases represent the right to receive an aircraft in an improved condition relative to the actual condition on the acquisition date. The aircraft is improved by the performance of a Qualifying Event paid for by the lessee who is reimbursed by the Company from the periodic maintenance payments that it receives.  Maintenance rights, net of accumulated amortization, are recorded as a component of flight equipment subject to operating leases on the Consolidated Balance Sheets.

When the Company has recorded maintenance right assets with respect to MR Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry and no Qualifying Event has been performed by the lessee since the acquisition date, the maintenance right asset is offset by the amount of the associated maintenance payment liability, and any excess is recorded as end of lease income; or (ii) the Company has reimbursed the lessee for the performance of a Qualifying Event, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent of that it meets our capitalization policy.

There are no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

For the year ended December 31, 2017, the Company did not purchase any aircraft in the secondary market subject to an existing lease. For the year ended December 31, 2016, the Company purchased one aircraft in the secondary market subject to an existing lease. The total cost for the aircraft was $33.7 million, which included maintenance rights assets of $3.2 million.  As of December 31, 2017 and 2016, the Company had maintenance rights assets, net of accumulated amortization of $44.6 million and $95.1 million, respectively.  Maintenance rights assets are included under flight equipment subject to operating leases in our Consolidated Balance Sheets.

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

Capitalized interest

The Company may borrow funds to finance deposits on new flight equipment purchases. The Company capitalizes interest expense on such borrowings. The capitalized amount is calculated using our composite borrowing rate and is recorded as an increase to the cost of the flight equipment on our Consolidated Balance Sheets at the time of purchase.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred costs

The Company incurs debt issuance costs in connection with debt financings. Those costs are deferred and amortized over the life of the specific loan using the effective interest method and charged to interest expense. The Company also incurs costs in connection with equity offerings. Such costs are deferred until the equity offering is completed and either netted against the equity raised, or expensed if the equity offering is abandoned.

Investments

Our investment in the Blackbird Capital I, LLC and Blackbird Capital II, LLC joint ventures, where we own 9.5% of the equity of each venture, is accounted for using the equity method of accounting due to our level of influence and involvement in the joint ventures. The investments are recorded at the amount invested plus or minus our 9.5% share of net income or loss, less any distributions or return of capital received from the entity.

Stock‑based compensation

Stock‑based compensation cost is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis.

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with Accounting Standards Update (“ASU”) 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718),” wherein all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax expense on the Consolidated Statement of Income. Previously, only net tax deficiencies were recognized as tax expense. In connection with the adoption of ASU 2016-09, the Company recorded excess tax benefits relating to prior periods of $0.5 million on a modified retrospective basis through a cumulative effect adjustment to retained earnings.

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the Statement of Cash Flow. Previously, these items were classified as financing activities. We have elected to present the cash flow statement on a prospective transition method and there were no adjustments to the Consolidated Statement of Cash Flows for the year ended December 31, 2017 as a result of this adoption.

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

Reclassifications

Certain reclassifications have been made in the 2015 and 2016 consolidated financial statements to conform to the classifications in 2017.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”.  The amendments in ASU 2014-09 supersede most of the current revenue recognition requirements.  The guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public entities, including interim periods within that reporting period, and is required to be applied using either a full retrospective approach or a modified retrospective approach. The standard will not have a material impact on our consolidated financial statements and will not have an impact on our historical consolidated financial statements.  We plan to adopt the standard on a modified retrospective approach on its required effective date of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)”.  The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach. Early adoption is permitted.  Based on our initial evaluation of the guidance we noted that Lessor accounting is similar to the current model but the guidance will impact us in scenarios where we are the Lessee. We do not expect the impact of this standard to have a material impact on our consolidated financial statements.  We will adopt the standard on January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230)”.  The amendments in ASU 2016-15 addresses eight classification issues related to the statement of cash flows.  ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017 for public entities and is required to be adopted using a retrospective transition method to each period presented. Early adoption is permitted.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have concluded our evaluation of this guidance and determined that the standard will not have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16 (“ASU 2016-16”), “Income Taxes (Topic 740)”.  The ASU 2016-16 requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. ASU 2016-16 will be effective for annual periods beginning after December 15, 2017 for public entities and is required to be adopted using a modified retrospective transition approach. Early adoption is only permitted as of the beginning of an annual reporting period. We have concluded our evaluation of this guidance and determined that the standard will not have a material impact on our financial statements.

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2017 and 2016 is summarized below:

	December 31, 2017	December 31, 2016
	(in thousands)
Unsecured
Senior notes	$8,019,871	$6,953,343
Revolving credit facility	847,000	766,000
Term financings	203,704	211,346
Convertible senior notes	199,983	199,995
Total unsecured debt financing	9,270,558	8,130,684
Secured
Term financings	484,036	619,767
Export credit financing	44,920	51,574
Total secured debt financing	528,956	671,341

Total debt financing	9,799,514	8,802,025
Less: Debt discounts and issuance costs	(100,729)	(88,151)
Debt financing, net of discounts and issuance costs	$9,698,785	$8,713,874

At December 31, 2017, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including its financial covenants concerning debt-to-equity, tangible net equity, and interest coverage ratios.

The Company’s secured obligations as of December 31, 2017 and 2016 are summarized below:

	December 31, 2017	December 31, 2016
	(in thousands)
Nonrecourse	$205,906	$245,155
Recourse	323,050	426,186
Total	$528,956	$671,341
Number of aircraft pledged as collateral	21	25
Net book value of aircraft pledged as collateral	$1,184,264	$1,421,657

Senior unsecured notes

As of December 31, 2017, the Company had $8.0 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.1 years to 9.9 years and bearing interest at fixed rates ranging

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from 2.125% to 7.375%.  As of December 31, 2016, the Company had $7.0 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

During the year ended December 31, 2017, the Company issued $2.2 billion in aggregate principal amount of senior unsecured notes.

In March 2017, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625%.

In June 2017, the Company issued $600.0 million in aggregate principal amount of senior unsecured notes due 2022 that bear interest at a rate of 2.625%.

In November 2017, the Company issued (i) $500.0 million in aggregate principal amount of senior unsecured notes due 2027 that bear interest at a rate of 3.625% and (ii) $600.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 2.750%.

Furthermore, in January 2018 the Company issued (i) $550.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 2.50% and (ii) $700.0 million in aggregate principal amount of senior unsecured notes due 2025 that bear interest at a rate of 3.25%.

Unsecured revolving credit facility

The total amount outstanding under the Company's unsecured revolving credit facility was $847.0 million and $766.0 million as of December 31, 2017 and 2016, respectively.

During the first three months of 2017, we increased the aggregate capacity of our unsecured revolving credit facility by $300.0 million to $3.5 billion.

In May 2017, the Company amended and extended its four-year unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2020 to May 5, 2021 and increased the total revolving commitments to approximately $3.7 billion from approximately $3.5 billion at an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. Lenders hold revolving commitments totaling approximately $3.1 billion that mature on May 5, 2021, commitments totaling $217.7 million that mature on May 5, 2020, commitments totaling $290.0 million that mature on May 5, 2019, and commitments totaling $55.0 million that mature on May 5, 2018.

In November 2017, we executed a commitment increase to our unsecured revolving credit facility.  This increased the aggregate facility capacity by $50.0 million to $3.8 billion.

Furthermore, in February 2018, we increased the capacity of our unsecured revolving credit facility by 4.7% to $3.9 billion.

Unsecured term financings

From time to time, the Company enters into unsecured term facilities. During 2017, the Company entered into two additional unsecured term facilities aggregating $20.0 million, both with terms of five years and bearing interest at fixed rates of 2.75% per annum. The outstanding balance on our unsecured term facilities as of December 31, 2017 was $203.7 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and one facility bearing interest at a floating rate of LIBOR plus 1.00%.  As of December 31, 2017, the remaining maturities of all unsecured term facilities ranged from approximately 0.1 years to approximately 4.6 years.  As of December 31, 2016, the outstanding balance on our unsecured term facilities was $211.3 million.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible senior notes

In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. The convertible notes were sold to Qualified Institutional Buyers in reliance upon Rule 144A under the Securities Act. The convertible notes are senior unsecured obligations of the Company and bear interest at a rate of 3.875% per annum, payable semi‑annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012.  As of December 31, 2017, the convertible notes are convertible at the option of the holder into shares of our Class A common stock at a price of $29.42 per share.

Secured term financing

We fund some aircraft purchases through secured term financings. Our various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by our entities to airlines. We may guarantee the obligations of the entities under the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves, or a combination thereof.

As of December 31, 2017, the outstanding balance on our secured term facilities was $484.0 million and we had pledged 19 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2017 was comprised of $2.6 million fixed rate debt consisting of one facility with an interest rate of 4.58% and $481.5 million floating rate debt with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%. As of December 31, 2017, the remaining maturities of all secured term facilities ranged from approximately 0.2 years to approximately 5.6 years.

As of December 31, 2016, the outstanding balance on our secured term facilities was $619.8 million and we had pledged 23 aircraft as collateral with a net book value of $1.3 billion. The outstanding balance under our secured term facilities as of December 31, 2016 was comprised of $31.7 million fixed rate debt and $588.1 million floating rate debt, with interest rates ranging from 4.34% to 5.36% and LIBOR plus 1.15% to LIBOR plus 2.99%, respectively.

Export credit financings

As of December 31, 2017, the Company had $44.9 million in export credit financing outstanding. As of December 31, 2016, the Company had $51.6 million in export credit financing outstanding.

In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Ex‑Im Bank. The notes will mature on August 15, 2024 and bear interest at a rate of 1.617% per annum.

Maturities

Maturities of debt outstanding as of December 31, 2017 are as follows:

Years ending December 31,	(in thousands)
2018	$1,556,665
2019	1,043,758
2020	1,226,540
2021	1,847,849
2022	1,226,884
Thereafter	2,897,818
Total	$9,799,514

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Interest Expense

The following table shows the components of interest for the years ended December 31, 2017, 2016 and 2015:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Interest on borrowings	$303,966	$296,142	$275,755
Less capitalized interest	(46,049)	(40,883)	(40,118)
Interest	257,917	255,259	235,637
Amortization of discounts and deferred debt issue costs	29,454	30,942	30,507
Interest expense	$287,371	$286,201	$266,144

Note 4. Shareholders’ Equity

In 2010, the Company authorized 500,000,000 shares of Class A common stock, $0.01 par value per share, of which 103,621,629 and 102,844,477 shares were issued and outstanding as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had authorized 10,000,000 shares of Class B Non‑Voting common stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2017 and 2016.

On June 4, 2010, the Company issued 482,625 warrants for the purchase of up to 482,625 shares of Class A common stock to two institutional investors (the “Committed Investors”). The warrants had a seven-year term and an exercise price of $20 per share. The Company used the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option‑pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk‑free interest rate, and expected dividends. The warrants had a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid‑in capital on the Consolidated Balance Sheets. On March 9, 2017, a Committed Investor performed a cashless exercise of the remaining 268,125 warrants, resulting in the issuance of 131,001 shares of Class A common stock. As of December 31, 2017, the Company did not have any warrants outstanding.

As of December 31, 2017 and 2016 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Rental Income

At December 31, 2017, minimum future rentals on non‑cancellable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2017, are as follows:

Years ending December 31,	(in thousands)
2018	$1,500,266
2019	1,453,702
2020	1,352,817
2021	1,252,878
2022	1,133,860
Thereafter	3,405,496
Total	$10,099,019

The Company recorded $40.9 million, $29.0 million, and $34.0 million in maintenance reserve revenue based on our lessees’ usage of the aircraft for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table shows the scheduled lease terminations (for the minimum non‑cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio as of December 31, 2017, updated through February 22, 2018:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A319-100	—	—	—	1	—	—	1
Airbus A320-200	3	3	7	6	1	20	40
Airbus A320-200neo	—	—	—	—	—	5	5
Airbus A321-200	1	—	1	—	1	26	29
Airbus A321-200neo	—	1	—	—	—	4	5
Airbus A330-200	—	4	—	—	2	9	15
Airbus A330-300	—	—	1	—	1	3	5
Airbus A350-900	—	—	—	—	—	2	2
Boeing 737-700	—	2	—	1	—	—	3
Boeing 737-800	1	10	7	6	11	67	102
Boeing 737-8 MAX	—	—	—	—	—	2	2
Boeing 767-300ER	—	1	—	—	—	—	1
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	—	—	—	4	4	16	24
Boeing 787-9	—	—	—	—	—	8	8
Embraer E190	—	—	1	—	—	—	1
Total	5	21	18	18	20	162	244

Note 6. Concentration of Risk

Geographical and credit risks

As of December 31, 2017, all of the Company's rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 91 customers whose principal places of business are located in 55 countries as of December 31, 2017 compared to 85 lessees in 51 countries as of December 31, 2016.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Over 95% of our aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of our aircraft portfolio based on net book value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Net Book		Net Book
Region	Value(1)	% of Total	Value(1)	% of Total
	(in thousands, except percentages)
Europe	$4,205,431	31.7%	$3,547,294	29.5%
Asia (excluding China)	2,981,339	22.4%	2,739,554	22.7%
China	2,720,124	20.5%	2,779,546	23.0%
The Middle East and Africa	1,481,825	11.2%	935,968	7.8%
Central America, South America, and Mexico	926,732	7.0%	937,287	7.8%
U.S. and Canada	599,367	4.5%	647,743	5.4%
Pacific, Australia, and New Zealand	365,432	2.7%	454,533	3.8%
Total	$13,280,250	100.0%	$12,041,925	100.0%

(1)	We did not have any aircraft held for sale as of December 31, 2017. As of December 31, 2016, we had six aircraft held for sale.

At December 31, 2017, 2016 and 2015, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of		Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total	Customers(1)	% of Total
Europe	31	34.0%	27	31.8%	27	30.0%
Asia (excluding China)	18	19.8%	18	21.2%	19	21.1%
U.S. and Canada	11	12.1%	12	14.1%	11	12.2%
The Middle East and Africa	11	12.1%	7	8.2%	8	8.9%
China	9	9.9%	9	10.6%	12	13.4%
Central America, South America, and Mexico	9	9.9%	9	10.6%	11	12.2%
Pacific, Australia, and New Zealand	2	2.2%	3	3.5%	2	2.2%
Total	91	100.0%	85	100.0%	90	100.0%

(1)	A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the dollar amount and percentage of our rental of flight equipment revenues attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Europe	$450,628	31.1%	$400,491	29.9%	$380,295	32.4%
Asia (excluding China)	332,284	22.9%	308,658	23.1%	223,284	19.0%
China	324,147	22.3%	293,206	21.9%	265,450	22.6%
The Middle East and Africa	116,799	8.1%	106,300	7.9%	90,416	7.7%
Central America, South America, and Mexico	102,205	7.0%	112,068	8.4%	114,672	9.8%
U.S. and Canada	76,685	5.3%	69,918	5.2%	54,294	4.6%
Pacific, Australia, and New Zealand	47,987	3.3%	48,361	3.6%	46,133	3.9%
Total	$1,450,735	100.0%	$1,339,002	100.0%	$1,174,544	100.0%

Based on our lease placements of future new aircraft deliveries, we anticipate that a growing percentage of our aircraft will be located in the Asia, the Central America, South America, and Mexico, and the Middle East and Africa regions.

For the years ended December 31, 2017, 2016, and 2015, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2017, 2016, and 2015, no individual airline represented at least 10% of our rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$—	$—	$—
State	380	30	—
Foreign	3,853	848	1,003
Deferred:
Federal	(150,850)	203,882	138,517
State	(5)	553	42
Foreign	—	—	—
Provision for income taxes	$(146,622)	$205,313	$139,562

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Income taxes at statutory federal rate	$213,336	35.0%	$203,083	35.0%	$137,541	35.0%
Impact of tax legislation	(354,127)	(58.1)	—	—	—	—
Foreign tax credit	(10,873)	(1.8)	—	—	—	—
State income taxes, net of federal income tax effect and other	5,042	0.9	2,230	0.4	2,021	0.5
Provision for income taxes	$(146,622)	(24.0)%	$205,313	35.4%	$139,562	35.5%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, repealing the Alternative Minimum Tax (“AMT”), changes to tax depreciation, limitations on interest expense deductions, and limitations on utilization of net operating losses. Accounting Standards Codification (“ASC”) 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted.  As a result of the Tax Reform Act, the Company recorded an estimated tax benefit of $354.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, the Company has determined that the $354.1 million benefit resulting from the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate of the impact of the Tax Reform Act on the Consolidated Financial Statements as of December 31, 2017. The estimated adjustment of $354.1 million is based upon the current interpretation of the Tax Reform Act. We expect additional clarification and interpretation guidance that may refine our estimate of the expected reversal of deferred tax balances or could potentially give rise to new deferred tax accounts. Once the Company finalizes certain tax positions when it files its 2017 U.S. Federal Income Tax Return, it will be able to conclude whether any further adjustments are required to its net deferred tax liability as of December 31, 2017. Any subsequent adjustments to the $354.1 million benefit will be recorded as a component of tax expense or benefit in the reporting period in which any adjustments are determined, which will be no later than the fourth quarter of 2018. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Company recorded a $10.9 million benefit related to foreign taxes expensed in the current year, as well as prior years, that may now be claimed as a Foreign Tax Credit (“FTC”).  The Company has determined there will be sufficient foreign source income projected to utilize these credits.

In the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and tax deficiencies to be recognized in the income statement when the awards vest or are settled.  Upon adoption of ASU 2016-09, the Company recognized $0.5 million of previously unrecognized windfall tax benefits in retained earnings.

Prior to the adoption of ASU 2016-09, the tax effect of deductions in excess compensation cost (“windfalls”) related to the exercise of nonqualified stock options and vesting of restricted stock unit awards were recorded in equity and any tax deficiencies (“shortfalls”) were recorded in equity to the extent of previously recognized windfalls.  The exercise of nonqualified stock options and vesting of restricted stock unit awards resulted in an increase to additional paid-in capital in the amount of $8.5 million through December 31, 2016.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017 and 2016, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Assets (Liabilities)
Equity compensation	$12,744	$21,477
Net operating losses	10,143	48,215
Foreign tax credit	14,577	—
Rents received in advance	22,076	34,883
Accrued bonus	1,777	4,631
Straight-line rents	(1,967)	3,057
Other	1,912	7,877
Aircraft depreciation	(579,057)	(787,200)
Net deferred tax assets/(liabilities)	$(517,795)	$(667,060)

The Company has net operating loss carry forwards (“NOLs”) for federal and state income tax purposes of $54.1 million and $150.9 million as of December 31, 2017 and 2016, respectively, which are available to offset future taxable income in future periods.  The Company has FTCs for federal income tax purposes of $14.6 million as of December 31, 2017, which are available to offset future taxable income in future periods. The Company generated $75.6 million of NOLs for federal income tax purposes for the year ended December 31, 2016. There were no NOLs generated for the year ended December 31, 2017. The Company's loss and tax credit carryforwards expire in the following periods:

	NOL	Tax Credit
	Carryforwards	Carryforwards
	(in thousands)
2018-2022	$—	$20
Thereafter	54,115	14,558
Total carryforwards	$54,115	$14,578

The Company has not recorded a deferred tax valuation allowance as of December 31, 2017 and 2016 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible before NOLs and FTCs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2017 and 2016 the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2013 tax year and forward.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies

Aircraft Acquisition

As of December 31, 2017, we had commitments to acquire a total of 368 new aircraft for delivery through 2023 as follows:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A321-200	2	—	—	—	—	—	2
Airbus A320/321neo(1)	14	35	27	22	25	25	148
Airbus A330-900neo	5	5	4	7	6	2	29
Airbus A350-900/1000	4	2	4	5	3	—	18
Boeing 737-7/8/9 MAX	12	27	27	35	27	—	128
Boeing 787-9/10	7	12	9	7	8	—	43
Total(2)	44	81	71	76	69	27	368

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase one used Boeing 737-800 aircraft from an airline, which is scheduled for delivery in 2018.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2018 and 2019. The delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of February 22, 2018, none of our lease contracts are subject to cancellation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $27.0 billion as of December 31, 2017 are as follows:

Years ending December 31,	(in thousands)
2018	$4,029,636
2019	5,798,963
2020	5,506,214
2021	5,538,285
2022	4,678,092
Thereafter	1,478,734
Total	$27,029,924

As of December 31, 2017, the Company had a non-binding commitment to acquire up to five A350-1000 aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

We have made non‑refundable deposits on the aircraft for which we have commitments to purchase of $1.6 billion and $1.3 billion as of December 31, 2017 and 2016, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Office Lease

The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight‑line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense (net of sublease income) of $2.3 million, $2.2 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Commitments for minimum rentals under the non‑cancellable lease term at December 31, 2017 are as follows:

Years ending December 31,	(in thousands)
2018	$2,926
2019	3,232
2020	3,111
2021	2,946
2022	3,034
Thereafter	3,770
Total	$19,019

Note 9. Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti‑dilutive. The Company’s two classes of common stock, Class A and Class B Non‑Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of December 31, 2017, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2017, 2016, and 2015, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share.  In addition, the Company excluded 1,085,049, 1,005,697, and 993,092 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2017, 2016, and 2015, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands, except share and per share amounts)
Basic net income per share:
Numerator
Net income	$756,152	$374,925	$253,391
Denominator
Weighted-average common shares outstanding	103,189,175	102,801,161	102,547,774
Basic net income per share	$7.33	$3.65	$2.47
Diluted net income per share:
Numerator
Net income	$756,152	$374,925	$253,391
Assumed conversion of convertible senior notes	5,842	5,780	5,806
Net income plus assumed conversions	$761,994	$380,705	$259,197
Denominator
Number of shares used in basic computation	103,189,175	102,801,161	102,547,774
Weighted-average effect of dilutive securities	8,468,389	7,997,566	8,081,091
Number of shares used in per share computation	111,657,564	110,798,727	110,628,865
Diluted net income per share	$6.82	$3.44	$2.34

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non‑recurring Basis

The Company had no assets or liabilities which were measured at fair value on a recurring or non‑recurring basis as of December 31, 2017 or 2016.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2017 was $10.0 billion compared to a book value of $9.8 billion. The estimated fair value of debt financing as of December 31, 2016 was $8.9 billion compared to a book value of $8.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at December 31, 2017, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2017 and 2016 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 11. Stock‑based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2017, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 5,795,999, which includes 795,999 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book‑value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, and time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period. Book value RSUs generally vest ratably over three years, if the performance condition has been met. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2017, the Company had 1,163,700 unvested RSUs outstanding of which 640,886 are TSR RSUs.

The Company recorded $19.8 million, $16.9 million, and $17.0 million of stock‑based compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively.

Stock Options

The Company uses the BSM option pricing model to determine the fair value of stock options. The fair value of stock‑based payment awards on the date of grant is determined by an option‑pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, a risk‑free interest rate, and expected dividends.

Estimated volatility of the Company’s common stock for new grants is determined by using historical volatility of the Company’s peer group. Due to our limited operating history at the time of grant, there was no historical exercise data to provide a reasonable basis which the Company could use to estimate expected terms. Accordingly, the Company used the “simplified method” as permitted under Staff Accounting Bulletin No. 110. The risk‑free interest rate used in the option valuation model was derived from U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimated forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2017, 2016, and 2015, the Company did not grant any Stock Options.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity in accordance with the Company’s stock option plan for the year ended December 31, 2017 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2014	3,312,158	$20.40	5.49	46,077
Granted	—	—	—	—
Exercised	(3,000)	$20.00	—	49
Forfeited/canceled	—	—	—	—
Balance at December 31, 2015	3,309,158	$20.40	4.50	43,287
Granted	—	—	—	—
Exercised	(1,000)	$20.00	—	14
Forfeited/canceled	—	—	—	—
Balance at December 31, 2016	3,308,158	$20.40	3.50	46,086
Granted	—	—	—	—
Exercised	(450,000)	$20.59	—	9,397
Forfeited/canceled	—	—	—	—
Balance at December 31, 2017	2,858,158	$20.37	2.49	79,230
Vested and exercisable as of December 31, 2017	2,858,158	$20.37	2.49	79,230

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of December 31, 2017, 2016, and 2015, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding employee stock options. As a result, there was no stock-based compensation expense related to Stock Options for the year ended December 31, 2017, 2016, and 2015.

The following table summarizes additional information regarding outstanding, exercisable and vested stock options at December 31, 2017:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted-		Weighted
		Average		Average
	Number of	Remaining Life	Number of	Remaining Life
Range of exercise prices	Shares	(in years)	Shares	(in years)
$20.00	2,738,158	2.46	2,738,158	2.46
$28.80	120,000	3.32	120,000	3.32
$20.00 - $28.80	2,858,158	2.49	2,858,158	2.49

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

During the year ended December 31, 2017, the Company granted 505,545 RSUs of which 228,938 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2017:

	Unvested Restricted Stock Units
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2016	1,129,045	$37.47
Granted	505,545	$45.05
Vested	(367,016)	$36.07
Forfeited/canceled	(103,874)	$48.22
Unvested at December 31, 2017	1,163,700	$40.24

At December 31, 2017, the outstanding RSUs are expected to vest as follows: 2018—452,169; 2019—406,764; and 2020—304,767. The Company recorded $19.8 million, $16.9 million, and $17.0 million of stock‑based compensation expense related to RSUs for the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017 there was $46.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock‑based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average remaining period of 1.74 years.

Note 12. Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture and formed Blackbird Capital I, LLC (“Blackbird I”) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe.  We will also provide management services to the joint venture for a fee based upon aircraft assets under management. The Company's non-controlling interest in Blackbird I is 9.5% and it is accounted for as an investment under the equity method of accounting. The Company's investment in Blackbird I was $32.3 million and $25.1 million as of December 31, 2017 and 2016, respectively, and is included in other assets on the Consolidated Balance Sheets.

On August 1, 2017, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture and formed Blackbird Capital II, LLC (''Blackbird II'') for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird II is 9.5% and will be accounted for as an investment under the equity method of accounting. The Company's investment in Blackbird II was $3.3 million as of December 31, 2017. As of December 31, 2017, the Company's total unfunded commitment to Blackbird II was $19.0 million.

Note 13. Litigation

On April 24, 2012, the Company was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Los Angeles by AIG and ILFC (the “AIG/ILFC Complaint”). The complaint also named as defendants certain executive officers and employees of the Company.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 22, 2015, the Company and certain executive officers and employees of the Company entered into a settlement agreement and release ("the Settlement Agreement") with AIG, ILFC, and ILFC’s parent, AerCap Holdings N.V., to settle all ongoing litigation. Pursuant to the terms of the Settlement Agreement, (i) all claims and counterclaims asserted in the litigation were dismissed with prejudice, (ii) each of the parties to the litigation received full releases of all claims and counterclaims asserted in the litigation, and (iii) the Company agreed to pay AIG the sum of $72.0 million. The Company recorded settlement expense of $72.0 million on the Consolidated Statement of Income for the year ended December 31, 2015. The parties to the Settlement Agreement agreed that the settlement was intended solely as a compromise of disputed claims, and that no party admits any wrongdoing or liability with respect to any matter alleged in the litigation. On April 24, 2015, the parties filed a request for dismissal which was entered on April 29, 2015.  For the years ended December 2017, 2016, and 2015, we received $1.0 million, $5.25 million, and $4.5 million in insurance recoveries related to this matter, respectively, which are included in aircraft sales, trading and other revenue in our Consolidated Statements of Income.

Note 14. Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly results of operations for the two‑year period ended December 31, 2017.

	Quarter Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2016	2016	2016	2016	2017	2017	2017	2017
	(in thousands, except per share amounts)
Revenues	$343,328	$350,139	$355,101	$370,487	$360,187	$380,957	$376,765	$398,471
Income before taxes	143,991	142,271	144,573	149,403	133,878	155,869	154,119	165,664
Net income	92,858	91,803	93,276	96,988	84,937	100,925	99,188	471,102
Net income per share:
Basic	$0.90	$0.89	$0.91	$0.94	$0.83	$0.98	$0.96	$4.56
Diluted	$0.85	$0.84	$0.86	$0.89	$0.78	$0.92	$0.90	$4.22

The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 15. Subsequent Events

On February 20, 2018, our board of directors approved a quarterly cash dividend of $0.10 per share on our outstanding common stock. The dividend will be paid on April 6, 2018 to holders of record of our common stock as of March 20, 2018.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2018, we issued (i) $550.0 million in aggregate principal amount of senior unsecured notes due 2021 that bear interest at a rate of 2.50% and (ii) $700.0 million in aggregate principal amount of senior unsecured notes due 2025 that bear interest at a rate of 3.25%.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Executive Officers of the Company”, the other information required by this item is incorporated by reference to the “Corporate Governance and Board Matters”, the “Proposal 1: Election of Directors” and “Other Matters” sections of our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of the 2018 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Other Matters” section of the 2018 Proxy Statement, except for the information required by Item 201(d) of Regulation S‑K, which is provided in Item 5 of Part II above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our 2018 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our 2018 Proxy Statement.

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

3.           Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S‑1	333‑171734	3.1	January 14, 2011
3.2	Third Amended and Restated Bylaws of Air Lease Corporation	8‑K	001‑35121	3.2	June 20, 2016
4.1	Form of Specimen Class A Common Stock Certificate	S‑1	333‑171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S‑1	333‑171734	4.2	January 14, 2011
4.3	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S‑3	333‑184382	4.4	October 12, 2012
4.4	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750 % Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.5	Second Supplemental Indenture, dated as of November 19, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2019)	8-K	001-35121	4.2	November 19, 2013
4.6	Third Supplemental Indenture, dated as of January 22, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.7	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.8	Fifth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2018)	8-K	001-35121	4.2	September 16, 2014
4.9	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.10	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015
4.11	Eighth Supplemental Indenture, dated as of August 18, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.625% Senior Notes due 2018).	8-K	001-35121	4.2	August 18, 2015
4.12	Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2021).	8-K	001-35121	4.2	April 11, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023).	8-K	001-35121	4.2	August 15, 2016
4.14	Eleventh Supplemental Indenture, dated as of October 3, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2020).	8-K	001-35121	4.2	October 3, 2016
4.15	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.2	March 8, 2017
4.16	Thirteenth Supplemental Indenture, dated as of June 12, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 2.625% Senior Notes due 2022.	8-K	001-35121	4.2	June 12, 2017
4.17	Fourteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.750% Senior Notes due 2023.	8-K	001-35121	4.2	November 20, 2017
4.18	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.3	November 20, 2017

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

10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8‑K	001‑35121	10.1	June 24, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent.	8-K	001-35121	10.1	July 29, 2014
10.3	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.4	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.5	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.2	June 2, 2015
10.6	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.7	February 25, 2016
10.7	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.8	February 25, 2016
10.8	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.9	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.2	June 1, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.10	February 23, 2017
10.11

Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.12

New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.13	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.11	February 23, 2017
10.14	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.12	February 23, 2017
10.15	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	May 4, 2017
10.16	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.4	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	May 4, 2017
10.18	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.8	November 9, 2017
10.19	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S‑1	333‑171734	10.2	January 14, 2011
10.20†	Supplemental Agreement No. 2 to Purchase Agreement No. PA‑03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.3	November 7, 2013
10.21†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.22†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.23†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.24†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016
10.25†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.26†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.28†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017
10.29†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10‑Q	001‑35121	10.2	May 9, 2013
10.30†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.31†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.32†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 5, 2015
10.33†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.15	August 4, 2016
10.34†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.16	August 4, 2016
10.35†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017
10.36†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 9, 2017
10.37†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.38†	Purchase Agreement No. PA‑03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.1	November 7, 2013
10.39†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.12	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.40†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.2	November 7, 2013
10.41†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.42†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.13	May 4, 2017
10.43†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.44†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.45†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.46†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.14	May 4, 2017
10.47†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.15	May 4, 2017
10.48†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.7	August 3, 2017
10.49†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.8	August 3, 2017
10.50†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.9	August 3, 2017
10.51†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.10	August 3, 2017
10.52†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.4	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.53†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10‑Q	001‑35121	10.5	November 9, 2017
10.54†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012
10.55†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.56†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.57†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.58†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.59†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.60†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.61†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.62†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.63†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.64†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.65†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.66†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.67†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.68†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.69†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.70†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.71†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.72†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017
10.73†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.74†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017
10.75†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.76†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.77†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.78†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.79†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.80†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.81§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013	10‑Q	001‑35121	10.3	May 9, 2013
10.82§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S‑1/A	333‑171734	10.5	February 22, 2011
10.83§	Air Lease Corporation 2013 Cash Bonus Plan	10‑Q	001‑35121	10.4	May 9, 2013
10.84§	Air Lease Corporation Amended and Restated Deferred Bonus Plan	S‑1	333‑171734	10.17	February 22, 2011
10.85§	Air Lease Corporation Discretionary Cash Bonus Plan	10-Q	001-35121	10.1	May 8, 2014
10.86§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.87§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.5	May 7, 2014
10.88§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.89§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.4	February 26, 2015
10.90§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.91§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, in lieu of long-term cash bonus	10-Q	001-35121	10.1	May 5, 2016
10.92§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, promotional Restricted Stock Units	10-Q	001-35121	10.1	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.93§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.6	May 4, 2017
10.94§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.7	May 4, 2017
10.95§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.8	May 4, 2017
10.96§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.	10-Q	001-35121	10.2	August 4, 2016
10.97§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.	10-Q	001-35121	10.3	August 4, 2016
10.98	Form of Indemnification Agreement with directors and officers	S‑1	333‑171734	10.12	February 22, 2011
10.99§

Excerpt from Air Lease Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders held on May 3, 2017 describing Air Lease Corporation’s arrangements for directors’ fees for non-employee directors.

					Filed herewith
10.100§	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017.	10-Q	001-35121	10.1	May 4, 2017
12.1	Computation of Ratio of Earnings to Fixed Charges				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				Filed herewith
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑ Oxley Act of 2002.				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002				Furnished herewith
101

The following materials from Air Lease Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith

†The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2018.

Air Lease Corporation

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar‑Házy	Executive Chairman of the Board of Directors	February 22, 2018
Steven F. Udvar‑Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 22, 2018
John L. Plueger

/s/ Matthew J. Hart	Director	February 22, 2018
Matthew J. Hart

/s/ Cheryl Gordon Krongard	Director	February 22, 2018
Cheryl Gordon Krongard

	Director	February 22, 2018
Marshall O. Larsen

/s/ Robert A. Milton	Director	February 22, 2018
Robert A. Milton

/s/ Ian M. Saines	Director	February 22, 2018
Ian M. Saines

/s/ Dr. Ronald D. Sugar	Director	February 22, 2018
Dr. Ronald D. Sugar