Form 10-Q
period 2018-06-30
AIR LEASE CORP
filed 2018-08-09
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 8, 2018, there were 104,066,545 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2018

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q that are not historical facts may constitute “forward-looking statements,” including any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in such statements, including as a result of the following factors, among others:

•	our inability to make acquisitions of, or lease, aircraft on favorable terms;

•	our inability to sell aircraft on favorable terms or to predict the timing of such sales;

•

our inability to obtain additional financing on favorable terms, if required, to complete the acquisition of sufficient aircraft as currently contemplated or to fund the operations and growth of our business;

•	our inability to effectively oversee our managed fleet;

•	our inability to obtain refinancing prior to the time our debt matures;

•	impaired financial condition and liquidity of our lessees;

•	deterioration of economic conditions in the commercial aviation industry generally;

•	increased maintenance, operating or other expenses or changes in the timing thereof;

•	changes in the regulatory environment, including tariffs and other restrictions on trade;

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$259,530	$292,204
Restricted cash	21,528	16,078
Flight equipment subject to operating leases	16,962,768	15,100,040
Less accumulated depreciation	(2,098,524)	(1,819,790)
	14,864,244	13,280,250
Deposits on flight equipment purchases	1,555,407	1,562,776
Other assets	554,738	462,856
Total assets	$17,255,447	$15,614,164
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$329,426	$309,182
Debt financing, net of discounts and issuance costs	10,962,446	9,698,785
Security deposits and maintenance reserves on flight equipment leases	933,309	856,140
Rentals received in advance	112,151	104,820
Deferred tax liability	580,273	517,795
Total liabilities	$12,917,605	$11,486,722
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; issued and outstanding 104,065,045 and 103,621,629 shares at June 30, 2018 and December 31, 2017, respectively	1,041	1,036
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,265,393	2,260,064
Retained earnings	2,071,408	1,866,342
Total shareholders’ equity	$4,337,842	$4,127,442
Total liabilities and shareholders’ equity	$17,255,447	$15,614,164

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Revenues
Rental of flight equipment	$393,479	$358,114	$771,341	$712,767
Aircraft sales, trading and other	4,335	22,843	7,682	28,377
Total revenues	397,814	380,957	779,023	741,144

Expenses
Interest	73,452	63,014	142,395	130,077
Amortization of debt discounts and issuance costs	8,010	6,437	16,032	15,429
Interest expense	81,462	69,451	158,427	145,506
Depreciation of flight equipment	142,600	126,490	278,734	250,399
Selling, general and administrative	21,458	23,843	44,817	46,415
Stock-based compensation	4,885	5,304	8,317	9,077
Total expenses	250,405	225,088	490,295	451,397
Income before taxes	147,409	155,869	288,728	289,747
Income tax expense	(32,198)	(54,944)	(62,866)	(103,885)
Net income	$115,211	$100,925	$225,862	$185,862

Net income per share of Class A and Class B common stock:
Basic	$1.11	$0.98	$2.17	$1.80
Diluted	$1.04	$0.92	$2.04	$1.69
Weighted-average shares outstanding
Basic	104,003,960	103,180,769	103,876,647	103,064,834
Diluted	112,424,582	111,564,483	112,326,506	111,490,683

Dividends declared per share	$0.10	$0.075	$0.20	$0.15

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2017	—	$—	103,621,629	$1,036	—	$—	$2,260,064	$1,866,342	$4,127,442
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	599,984	5	—	—	4,153	—	4,158
Stock-based compensation	—	—	—	—	—	—	8,317	—	8,317
Cash dividends (declared $0.20 per share)	—	—	—	—	—	—	—	(20,796)	(20,796)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(156,568)	—	—	—	(7,141)	—	(7,141)
Net income	—	—	—	—	—	—	—	225,862	225,862
Balance at June 30, 2018	—	$—	104,065,045	$1,041	—	$—	$2,265,393	$2,071,408	$4,337,842

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Operating Activities
Net income	$225,862	$185,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	278,734	250,399
Stock-based compensation	8,317	9,077
Deferred taxes	62,866	103,885
Amortization of debt discounts and issuance costs	16,032	15,429
Amortization of prepaid lease costs	14,610	11,473
Gain on aircraft sales, trading and other activity	(2,185)	(25,048)
Changes in operating assets and liabilities:
Other assets	(47,313)	(90,297)
Accrued interest and other payables	23,737	31,240
Rentals received in advance	7,331	5,943
Net cash provided by operating activities	587,991	497,963
Investing Activities
Acquisition of flight equipment under operating lease	(1,402,374)	(1,142,367)
Payments for deposits on flight equipment purchases	(360,440)	(385,628)
Proceeds from aircraft sales, trading and other activity	250	433,284
Acquisition of aircraft furnishings, equipment and other assets	(141,125)	(84,874)
Net cash used in investing activities	(1,903,689)	(1,179,585)
Financing Activities
Issuance of common stock upon exercise of options and warrants	4,128	1,664
Cash dividends paid	(20,757)	(15,450)
Tax withholdings on stock-based compensation	(7,141)	(5,600)
Net change in unsecured revolving facility	109,000	711,000
Proceeds from debt financings	1,738,665	1,096,673
Payments in reduction of debt financings	(594,706)	(1,229,690)
Debt issuance costs	(5,301)	(3,964)
Security deposits and maintenance reserve receipts	109,007	110,766
Security deposits and maintenance reserve disbursements	(44,421)	(12,630)
Net cash provided by financing activities	1,288,474	652,769
Net decrease in cash	(27,224)	(28,853)
Cash, cash equivalents and restricted cash at beginning of period	308,282	290,802
Cash, cash equivalents and restricted cash at end of period	$281,058	$261,949
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $25,692 and $21,931 at June 30, 2018 and 2017, respectively	$149,077	$159,269
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$451,048	$312,837
Cash dividends declared, not yet paid	$10,399	$7,741

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. As of June 30, 2018, we owned a fleet of 271 aircraft, managed 49 aircraft and had 391 aircraft on order with aircraft manufacturers.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, which are in the opinion of management, necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2018, and for all periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Maintenance Rights

For the six months ended June 30, 2018, the Company purchased nine aircraft in the secondary market, two of which were subject to existing leases.  The total cost for the two aircraft was $73.3 million, which included maintenance right assets of $13.2 million.  The Company did not purchase any aircraft in the secondary market subject to existing leases for the year ended December 31, 2017.  As of June 30, 2018 and December 31, 2017, the Company had maintenance right assets, net of accumulated amortization of $55.6 million and $44.6 million, respectively. Maintenance right assets are included under flight equipment subject to operating lease in our Consolidated Balance Sheets.

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

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows (in thousands):

	June 30, 2018	June 30, 2017
	(unaudited)
Cash and cash equivalents	$259,530	$239,710
Restricted cash	21,528	22,239
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$281,058	$261,949

Reclassifications

Certain reclassifications have been made in the 2017 consolidated financial statements to conform to the classifications in 2018.

Recently adopted accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).”  The amendments in ASU 2014-09 supersede current revenue recognition requirements. The guidance specifically notes that lease contracts are a scope exception. ASU 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Further, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230).”  The amendments in ASU 2016-15 address eight classification issues related to the statement of cash flows.  The Company adopted ASU 2016-15 using the retrospective transition method.  The adoption of this standard did not have an impact on the current period or prior period consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. In addition, when cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, ASU 2016-18 requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The Company adopted ASU 2016-18 retrospectively as of January 1, 2018. The adoption of this standard did not have a material impact on the current period or prior period consolidated financial statements.

Note 3.Recently Issued Accounting Standards

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Both standards will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach. Early adoption is permitted. Based on our initial evaluation of the guidance, we noted that Lessor accounting is similar to the current model but the guidance will impact us in scenarios where we are the Lessee. We do not expect the impact of this standard to have a material impact on our consolidated financial statements. We will adopt the standard on January 1, 2019.

Note 4.Debt Financing

The Company's debt financing was comprised of the following at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Unsecured
Senior notes	$9,268,445	$8,019,871
Revolving credit facility	956,000	847,000
Convertible senior notes	199,951	199,983
Term financings	183,838	203,704
Total unsecured debt financing	10,608,234	9,270,558
Secured
Term financings	428,951	484,036
Export credit financing	41,593	44,920
Total secured debt financing	470,544	528,956

Total debt financing	11,078,778	9,799,514
Less: Debt discounts and issuance costs	(116,332)	(100,729)
Debt financing, net of discounts and issuance costs	$10,962,446	$9,698,785

The Company’s secured obligations as of June 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	June 30, 2018	December 31, 2017
Nonrecourse	$187,616	$205,906
Recourse	282,928	323,050
Total secured debt financing	$470,544	$528,956
Number of aircraft pledged as collateral	21	21
Net book value of aircraft pledged as collateral	$1,157,994	$1,184,264

Senior unsecured notes

As of June 30, 2018, the Company had $9.3 billion in senior unsecured notes outstanding.  As of December 31, 2017, the Company had $8.0 billion in senior unsecured notes outstanding.

In June 2018, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.875%.

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

The total amount outstanding under our unsecured revolving credit facility was approximately $956.0 million and $847.0 million as of June 30, 2018 and December 31, 2017, respectively.

Maturities

Maturities of debt outstanding as of June 30, 2018 are as follows (in thousands):

Years ending December 31,
2018	$777,247
2019	1,203,874
2020	1,232,890
2021	1,685,157
2022	2,078,942
Thereafter	4,100,668
Total	$11,078,778

Note 5.Commitments and Contingencies

As of June 30, 2018, except as noted in footnote 2 below, the Company had commitments to acquire a total of 391 new aircraft for delivery through 2024 as follows:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A321-200	2	—	—	—	—	—	2
Airbus A320/321neo(1)	9	36	27	22	25	25	144
Airbus A330-900neo	5	5	4	7	6	2	29
Airbus A350-900/1000	1	4	2	5	3	—	15
Boeing 737-7/8/9 MAX	4	27	29	36	34	28	158
Boeing 787-9/10	4	12	10	8	9	—	43
Total(2)	25	84	72	78	77	55	391

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)

In August 2018, we entered into an agreement to purchase up to 78 Boeing Aircraft, including 75 737-8 MAX aircraft and three 787-9 aircraft.  Of the 78 aircraft commitments, 30 737-8 MAX aircraft and three 787-9 aircraft are firm commitments and are included in our order book total.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2018 and 2019.  The delays have been reflected in our commitment schedules above; however, we anticipate additional delivery delays not currently reflected in the schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of August 9, 2018, none of our lease contracts were subject to cancellation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $27.8 billion at June 30, 2018, as adjusted for the order referenced in footnote 2 in the table above, are as follows (in thousands):

Years ending December 31,
2018	$2,465,306
2019	6,151,512
2020	5,493,536
2021	5,808,153
2022	5,210,440
Thereafter	2,714,769
Total	$27,843,716

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.6 billion as of June 30, 2018 and December 31, 2017, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

As of June 30, 2018, as adjusted for the order referenced in footnote 2 in the table above, the Company had non-binding commitments to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of June 30, 2018, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and six months ended June 30, 2018, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share.  The Company excluded 951,878 and 1,086,653 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2018 and 2017, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income per share:
Numerator
Net income	$115,211	$100,925	$225,862	$185,862
Denominator
Weighted-average common shares outstanding	104,003,960	103,180,769	103,876,647	103,064,834
Basic net income per share	$1.11	$0.98	$2.17	$1.80
Diluted net income per share:
Numerator
Net income	$115,211	$100,925	$225,862	$185,862
Assumed conversion of convertible senior notes	1,735	1,431	3,474	2,847
Net income plus assumed conversions	$116,946	$102,356	$229,336	$188,709
Denominator
Number of shares used in basic computation	104,003,960	103,180,769	103,876,647	103,064,834
Weighted-average effect of dilutive securities	8,420,622	8,383,714	8,449,859	8,425,849
Number of shares used in per share computation	112,424,582	111,564,483	112,326,506	111,490,683
Diluted net income per share	$1.04	$0.92	$2.04	$1.69

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2018 or December 31, 2017.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2018 was approximately $10.9 billion compared to a book value of $11.1 billion. The estimated fair value of debt financing as of December 31, 2017 was $10.0 billion compared to a book value of $9.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at June 30, 2018, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2018 and December 31, 2017 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2018, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) remaining under the 2014 Plan is approximately 5,608,176, which includes 608,176 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The Company has two types of book value RSUs — those that vest ratably over three years if the performance condition has been met, and those that vest at the end of a three-year period if the performance condition has been met.  For the book value RSUs that vest at the end of the three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period.  At each reporting period, the Company reassesses the probability of the performance condition being achieved and expense is recognized based upon management’s assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.9 million and $5.3 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2018 and 2017, respectively. The Company recorded $8.3 million and $9.1 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2018 and 2017, respectively.

Stock Options

A summary of stock option activity for the six month period ended June 30, 2018 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2017	2,858,158	$20.37	2.49	$79,230
Granted	—	$—	—	$—
Exercised	(206,363)	$20.00	—	$4,903
Forfeited/canceled	—	$—	—	$—
Balance at June 30, 2018	2,651,795	$20.40	1.99	$57,204
Vested and exercisable as of June 30, 2018	2,651,795	$20.40	1.99	$57,204

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of June 30, 2018, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding stock options as of June 30, 2018.  As a result, there was no stock-based compensation expense related to Stock Options for the three and six months ended June 30, 2018 and 2017.

The following table summarizes additional information regarding exercisable and vested stock options at June 30, 2018:

	Stock Options Exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	2,531,795	1.95
$28.80	120,000	2.82
$20.00 - $28.80	2,651,795	1.99

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

During the six months ended June 30, 2018, the Company granted 379,480 RSUs of which 90,761 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2018:

	Unvested Restricted Stock Units
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2017	1,163,700	$40.24
Granted	379,480	$47.26
Vested	(401,959)	$42.48
Forfeited/canceled	(35,089)	$47.83
Unvested at June 30, 2018	1,106,132	$41.60
Expected to vest after June 30, 2018	1,142,464	$41.64

The Company recorded $4.9 million and $5.3 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2018 and 2017, respectively. The Company recorded $8.3 million and $9.1 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was $27.2 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.01 years.

Note 9.Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park Global Capital (US) LP (‘‘Napier Park’’) to participate in a joint venture and formed Blackbird Capital I, LLC (‘‘Blackbird I’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird I is 9.5% and it is accounted for as an investment under the equity method of accounting.  The Company's investment in Blackbird I was $33.8 million and $32.3 million as of June 30, 2018 and December 31, 2017, respectively, and is recorded in other assets on the Consolidated Balance Sheets.

On August 1, 2017, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture and formed Blackbird Capital II, LLC (‘‘Blackbird II’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird II is 9.5% and it is accounted for as an investment under the equity method of accounting. The Company's investment in Blackbird II was $3.4 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively, and is recorded in other assets on the Consolidated Balance Sheets. As of August 9, 2018, the Company's total unfunded commitment to Blackbird II was $34.7 million.

Note 10.Subsequent Events

On August 1, 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), an asset-backed securities platform which will facilitate the sale and continued management of aircraft assets to investors. The Company’s non-controlling interest in Thunderbolt II is 5.1% and it is accounted for as an investment under the cost method of accounting. All of the aircraft in Thunderbolt II's portfolio will be managed by the Company. As of August 1, 2018, all 18 aircraft, with a carrying value of $546.8 million, were classified as held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet. We expect a majority of the aircraft sales to be completed by the end of the fourth quarter of 2018.

On August 8, 2018, our board of directors approved a quarterly cash dividend of $0.10 per share on our outstanding common stock. The dividend will be paid on October 5, 2018 to holders of record of our common stock as of September 14, 2018.

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

During the six months ended June 30, 2018, we purchased and took delivery of 18 aircraft from our new order pipeline and purchased nine incremental aircraft, ending the period with a total of 271 aircraft with a net book value of $14.9 billion. The weighted average lease term remaining on our operating lease portfolio was 6.8 years and the weighted average age of our fleet was 3.8 years as of June 30, 2018. Our fleet grew by 11.9% based on net book value of $14.9 billion as of June 30, 2018 compared to $13.3 billion as of December 31, 2017. In addition, we had a managed fleet of 49 aircraft as of June 30, 2018, compared to a managed fleet of 50 aircraft as of December 31, 2017. We have a globally diversified customer base comprised of 93 airlines in 56 countries. As of June 30, 2018, all of our aircraft in our operating lease portfolio were subject to lease agreements.

In August 2018, we entered into an agreement with Boeing to purchase up to 78 Boeing airplanes, including 75 737-8 MAX and three 787-9 aircraft. The three 787-9 aircraft and 30 737-8 MAX aircraft are firm purchases as of August 9, 2018. As of June 30, 2018, as adjusted for the firm purchases referenced above, we had commitments to purchase 391 aircraft from Airbus and Boeing for delivery through 2024, with an estimated aggregate commitment of $27.8 billion.  We ended the second quarter of 2018 with $25.0 billion in committed minimum future rental payments and placed 87% of our order book on long-term leases for aircraft delivering through 2020. This includes $11.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.7 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2018 through 2022.

On August 1, 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), an asset-backed securities platform which will facilitate the sale and continued management of aircraft assets to investors.  Our non-controlling interest in Thunderbolt II is 5.1%.  All of the aircraft in Thunderbolt II's portfolio will be managed by us. As of August 1, 2018, all 18 aircraft, with a carrying value of $546.8 million, were classified as held for sale and included in flight equipment subject to operating leases on our consolidated balance sheet. We expect a majority of the aircraft sales to be completed by the end of the fourth quarter of 2018.

In 2018, we have issued a total of $1.75 billion in aggregate principal amount of senior unsecured notes with maturity dates ranging between 2021 and 2025 and bearing interest at fixed rates ranging from 2.5% to 3.875%.  In May 2018, we amended and extended our unsecured revolving credit facility whereby, among other things, we increased the total revolving commitments to approximately $4.5 billion and extended the final maturity date to May 5, 2022.  Borrowings under our unsecured revolving credit facility will bear interest at LIBOR plus a margin of 1.05% per year.  We ended the second quarter of 2018 with total debt outstanding, net of discounts and issuance costs, of $11.0 billion, of which 86.6% was at a fixed rate and 95.8% of which was unsecured. Our composite cost of funds increased to 3.32% as of June 30, 2018 from 3.20% as of December 31, 2017.

Our total revenues for the quarter ended June 30, 2018 increased by 4.4% to $397.8 million, compared to the quarter ended June 30, 2017.  The increase in our revenues is primarily due to the increase in the net book value of our operating lease portfolio. Our net income for the quarter ended June 30, 2018 was $115.2 million compared to $100.9 million for the quarter ended June 30, 2017. Our diluted earnings per share for the quarter ended June 30, 2018 was $1.04 compared to $0.92 for the quarter ended June 30, 2017. The increase in net income in the second quarter of 2018 as compared to 2017 was primarily due to a lower income tax expense as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), which, among other things, lowered the corporate tax rate from 35% to 21% effective January 1, 2018.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items.  Our adjusted net income before income taxes for the three months ended June 30, 2018 was $160.3 million or $1.44 per diluted share, compared to $166.7 million or $1.51 per diluted share for the three months ended June 30, 2017. As we did not sell any aircraft in the second quarter of 2018, our adjusted net income before income taxes decreased as compared to the second quarter of 2017. Our adjusted margin before income taxes for the three months ended June 30, 2018 was 40.3% compared to 43.9% for the three months ended June 30, 2017. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our Fleet

Portfolio metrics of our fleet as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017

Aggregate fleet net book value	$14.9	billion	$13.3	billion
Weighted-average fleet age(1)	3.8	years	3.8	years
Weighted-average remaining lease term(1)	6.8	years	6.8	years

Owned fleet	271		244
Managed fleet	49		50
Order book(2)	391		368
Total	711		662

Current fleet contracted rentals	$11.3	billion	$10.1	billion
Committed fleet rentals	$13.7	billion	$13.3	billion
Total committed rentals	$25.0	billion	$23.4	billion

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.
(2)

In August 2018, we entered into an agreement to purchase up to 78 Boeing Aircraft, including 75 737-8 MAX aircraft and three 787-9 aircraft.  Of the 78 aircraft commitments, 30 737-8 MAX aircraft and three 787-9 aircraft are firm commitments and are included in our order book total.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline's principal place of business as of June 30, 2018 and December 31, 2017 (in thousands, except percentages):

	June 30, 2018		December 31, 2017
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$4,612,563	31.0%	$4,205,431	31.7%
Asia (excluding China)	3,448,245	23.2%	2,981,339	22.4%
China	2,717,681	18.3%	2,720,124	20.5%
The Middle East and Africa	1,982,018	13.3%	1,481,825	11.2%
Central America, South America and Mexico	1,062,000	7.2%	926,732	7.0%
U.S. and Canada	683,374	4.6%	599,367	4.5%
Pacific, Australia and New Zealand	358,363	2.4%	365,432	2.7%
Total	$14,864,244	100.0%	$13,280,250	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.4%	1	0.4%
Airbus A320-200	42	15.4%	40	16.4%
Airbus A320-200neo	5	1.9%	5	2.1%
Airbus A321-200	33	12.1%	29	11.9%
Airbus A321-200neo	9	3.3%	5	2.1%
Airbus A330-200	15	5.5%	15	6.2%
Airbus A330-300	5	1.9%	5	2.0%
Airbus A350-900	5	1.9%	2	0.9%
Boeing 737-700	5	1.9%	3	1.2%
Boeing 737-800	103	37.9%	102	41.8%
Boeing 737-8 MAX	10	3.7%	2	0.8%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	8.8%	24	9.7%
Boeing 787-9	11	4.1%	8	3.3%
Embraer E190	1	0.4%	1	0.4%
Total	271	100.0%	244	100.0%

As of June 30, 2018, except as noted in footnote 2 below, we had commitments to acquire a total of 391 new aircraft for delivery as follows:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A321-200	2	—	—	—	—	—	2
Airbus A320/321neo(1)	9	36	27	22	25	25	144
Airbus A330-900neo	5	5	4	7	6	2	29
Airbus A350-900/1000	1	4	2	5	3	—	15
Boeing 737-7/8/9 MAX	4	27	29	36	34	28	158
Boeing 787-9/10	4	12	10	8	9	—	43
Total(2)	25	84	72	78	77	55	391

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.
(2)

In August 2018, we entered into an agreement to purchase up to 78 Boeing Aircraft, including 75 737-8 MAX aircraft and three 787-9 aircraft.  Of the 78 aircraft commitments, 30 737-8 MAX aircraft and three 787-9 aircraft are firm commitments and are included in our order book total.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2018 and 2019.  The delays have been reflected in our commitment schedules above; however, we anticipate additional delivery delays not currently reflected in the schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of August 9, 2018, none of our lease contracts were subject to cancellation.

As of June 30, 2018, as adjusted for the order referenced in footnote 2 in the table above, we had non-binding commitments to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. As of June 30, 2018 and through August 9, 2018, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2018	25	25	100.0%
2019	84	84	100.0%
2020	72	48	66.7%
2021	78	15	19.2%
2022	77	9	11.7%
Thereafter	55	—	—%
Total	391	181

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) reported passenger traffic up 7.6% year over year in 2017, exceeding the 10-year average annual growth rate. For the first six months of 2018, global revenue passenger kilometers grew 7.0% year-on-year. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased. The long term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

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

We ended the second quarter of 2018 with total debt outstanding, net of discounts and issuance costs, of $11.0 billion compared to $9.7 billion as of December 31, 2017. Our unsecured debt increased to $10.6 billion as of June 30, 2018 from $9.3 billion as of December 31, 2017. Our unsecured debt as a percentage of total debt increased to 95.8% as of June 30, 2018 from 94.6% as of December 31, 2017.

We increased our cash flows from operations by 18.1% or $90.0 million, to $588.0 million for the six months ended June 30, 2018 as compared to $498.0 million for the six months ended June 30, 2017.  Our cash flow used in investing activities was $1,903.7 million for the six months ended June 30, 2018, which resulted primarily from the purchase of aircraft. Our cash flow provided by financing activities was $1,288.5 million for the six months ended June 30, 2018, which resulted primarily from the issuance of unsecured notes during the first half of 2018, partially offset by the repayment of outstanding debt.

We ended the second quarter of 2018 with available liquidity of $3.8 billion which is comprised of unrestricted cash of $259.5 million and undrawn balances under our unsecured revolving credit facility of $3.6 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

Debt

Our debt financing was comprised of the following at June 30, 2018 and December 31, 2017 (in thousands, except percentages):

	June 30, 2018	December 31, 2017
Unsecured
Senior notes	$9,268,445	$8,019,871
Revolving credit facility	956,000	847,000
Convertible senior notes	199,951	199,983
Term financings	183,838	203,704
Total unsecured debt financing	10,608,234	9,270,558
Secured
Term financings	428,951	484,036
Export credit financing	41,593	44,920
Total secured debt financing	470,544	528,956

Total debt financing	11,078,778	9,799,514
Less: Debt discounts and issuance costs	(116,332)	(100,729)
Debt financing, net of discounts and issuance costs	$10,962,446	$9,698,785
Selected interest rates and ratios:
Composite interest rate(1)	3.32%	3.20%
Composite interest rate on fixed-rate debt(1)	3.32%	3.27%
Percentage of total debt at fixed-rate	86.61%	85.42%

(1)	This rate does not include the effect of upfront fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes

As of June 30, 2018, we had $9.3 billion in senior unsecured notes outstanding.  As of December 31, 2017, we had $8.0 billion in senior unsecured notes outstanding.

In June 2018, we issued $500.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.875%.

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

The total amount outstanding under our unsecured revolving credit facility was approximately $956.0 million and $847.0 million as of June 30, 2018 and December 31, 2017, respectively.

Credit ratings

Our investment-grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.

In July 2018, Fitch Ratings reaffirmed its issuer and senior unsecured debt ratings and outlook. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A−	A−	Stable	December 15, 2017
Standard and Poor's	BBB	BBB	Stable	November 12, 2017
Fitch Ratings	BBB	BBB	Stable	July 17, 2018

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2018 and 2017 (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Revenues
Rental of flight equipment	$393,479	$358,114	$771,341	$712,767
Aircraft sales, trading and other	4,335	22,843	7,682	28,377
Total revenues	397,814	380,957	779,023	741,144
Expenses
Interest	73,452	63,014	142,395	130,077
Amortization of debt discounts and issuance costs	8,010	6,437	16,032	15,429
Interest expense	81,462	69,451	158,427	145,506
Depreciation of flight equipment	142,600	126,490	278,734	250,399
Selling, general and administrative	21,458	23,843	44,817	46,415
Stock-based compensation	4,885	5,304	8,317	9,077
Total expenses	250,405	225,088	490,295	451,397
Income before taxes	147,409	155,869	288,728	289,747
Income tax expense	(32,198)	(54,944)	(62,866)	(103,885)
Net income	$115,211	$100,925	$225,862	$185,862

Net income per share of Class A and B common stock
Basic	$1.11	$0.98	$2.17	$1.80
Diluted	$1.04	$0.92	$2.04	$1.69

Other financial data
Pre-tax profit margin	37.1%	40.9%	37.1%	39.1%
Adjusted net income before income taxes(1)	$160,304	$166,660	$313,077	$313,303
Adjusted margin before income taxes(1)	40.3%	43.9%	40.2%	42.3%
Adjusted diluted earnings per share before income taxes(1)	$1.44	$1.51	$2.82	$2.84

(1)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items), adjusted margin before income taxes (defined as adjusted net income before income taxes divided by total revenues excluding insurance recovery on settlement) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of net income to adjusted net income before income taxes:	(unaudited)
Net income	$115,211	$100,925	$225,862	$185,862
Amortization of debt discounts and issuance costs	8,010	6,437	16,032	15,429
Stock-based compensation	4,885	5,304	8,317	9,077
Insurance recovery on settlement	—	(950)	—	(950)
Provision for income taxes	32,198	54,944	62,866	103,885
Adjusted net income before income taxes	$160,304	$166,660	$313,077	$313,303
Adjusted margin before income taxes(1)	40.3%	43.9%	40.2%	42.3%

(1)	Adjusted margin before income taxes is adjusted net income before income taxes divided by total revenues excluding insurance recovery on settlement.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of net income to adjusted diluted earnings per share before income taxes:	(unaudited)
Net income	$115,211	$100,925	$225,862	$185,862
Amortization of debt discounts and issuance costs	8,010	6,437	16,032	15,429
Stock-based compensation	4,885	5,304	8,317	9,077
Insurance recovery on settlement	—	(950)	—	(950)
Provision for income taxes	32,198	54,944	62,866	103,885
Adjusted net income before income taxes	$160,304	$166,660	$313,077	$313,303
Assumed conversion of convertible senior notes	1,735	1,431	3,474	2,847
Adjusted net income before income taxes plus assumed conversions	$162,039	$168,091	$316,551	$316,150
Weighted-average diluted shares outstanding	112,424,582	111,564,483	112,326,506	111,490,683
Adjusted diluted earnings per share before income taxes	$1.44	$1.51	$2.82	$2.84

Three months ended June 30, 2018, compared to the three months ended June 30, 2017

Rental revenue

As of June 30, 2018, we owned 271 aircraft with a net book value of $14.9 billion and recorded $393.5 million in rental revenue for the quarter then ended, which included $1.8 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of June 30, 2017, we owned 240 aircraft with a net book value of $12.7 billion and recorded $358.1 million in rental revenue for the quarter ended June 30, 2017, which included $2.2 million in amortization expense related to initial direct costs, which is net of overhaul revenue. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $14.9 billion as of June 30, 2018 from $12.7 billion as of June 30, 2017.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $4.3 million for the three months ended June 30, 2018 compared to $22.8 million for the three months ended June 30, 2017.  During the quarter ended June 30, 2018, we did not sell any aircraft from our operating lease portfolio. During the quarter ended June 30, 2017, we sold 17 aircraft from our operating lease portfolio. In addition, we received insurance proceeds of $1.0 million during the quarter ended June 30, 2017 in connection with a litigation settlement.

Interest expense

Interest expense totaled $81.5 million for the three months ended June 30, 2018 compared to $69.5 million for the three months ended June 30, 2017. The increase was primarily due to an increase in our aggregate debt balance and an increase in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $142.6 million in depreciation expense of flight equipment for the three months ended June 30, 2018 compared to $126.5 million for the three months ended June 30, 2017. The increase in depreciation expense for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $21.5 million for the three months ended June 30, 2018 compared to $23.8 million for the three months ended June 30, 2017. Selling, general and administrative expense as a percentage of total revenue decreased to 5.4% for the three months ended June 30, 2018 compared to 6.3% for the three months ended June 30, 2017. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 21.8% and 35.3% for the three months ended June 30, 2018 and 2017, respectively. The change in effective tax rate is primarily due to the impact of the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Net income

For the three months ended June 30, 2018, we reported consolidated net income of $115.2 million, or $1.04 per diluted share, compared to a consolidated net income of $100.9 million, or $0.92 per diluted share, for the three months ended June 30, 2017.  Net income increased in the second quarter of 2018 as compared to 2017, primarily due to the reduction of our tax expense resulting from the impact of the Tax Reform Act.

Adjusted net income before income taxes

For the three months ended June 30, 2018, we recorded adjusted net income before income taxes of $160.3 million, or $1.44 per diluted share, compared to an adjusted net income before income taxes of $166.7 million, or $1.51 per diluted share, for the three months ended June 30, 2017. As we did not sell any aircraft in the second quarter of 2018, our adjusted net income before income taxes decreased as compared to the second quarter of 2017.

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

Six months ended June 30, 2018, compared to the six months ended June 30, 2017

Rental revenue

As of June 30, 2018, we owned 271 aircraft with a net book value of $14.9 billion and recorded $771.3 million in rental revenue for the six months then ended, which included $2.7 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of June 30, 2017, we owned 240 aircraft with a net book value of $12.7 billion and recorded $712.8 million in rental revenue for the six months ended June 30, 2017, which included overhaul revenue, net of amortization of initial direct costs, of $2.7 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $14.9 billion as of June 30, 2018 from $12.7 billion as of June 30, 2017.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $7.7 million for the six months ended June 30, 2018 compared to $28.4 million for the six months ended June 30, 2017.  During the six months ended June 30, 2018, we did not sell any aircraft from our operating lease portfolio. During the six months ended June 30, 2017, we sold 22 aircraft from our operating lease portfolio. In addition, we received insurance proceeds of $1.0 million during the six months ended June 30, 2017 in connection with a litigation settlement.

Interest expense

Interest expense totaled $158.4 million for the six months ended June 30, 2018 compared to $145.5 million for the six months ended June 30, 2017. The increase was primarily due to an increase in our aggregate debt balance and an increase in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $278.7 million in depreciation expense of flight equipment for the six months ended June 30, 2018 compared to $250.4 million for the six months ended June 30, 2017. The increase in depreciation expense for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $44.8 million for the six months ended June 30, 2018 compared to $46.4 million for the six months ended June 30, 2017. Selling, general and administrative expense as a percentage of total revenue decreased to 5.8% for the six months ended June 30, 2018 compared to 6.3% for the six months ended June 30, 2017. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 21.8% and 35.9% for the six months ended June 30, 2018 and 2017, respectively. The change in effective tax rate is primarily due to the impact of the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Net income

For the six months ended June 30, 2018, we reported consolidated net income of $225.9 million, or $2.04 per diluted share, compared to a consolidated net income of $185.9 million, or $1.69 per diluted share, for the six months ended June 30, 2017.  Net income increased in the first six months of 2018 as compared to 2017, primarily due to the reduction of our tax expense resulting from the impact of the Tax Reform Act.

Adjusted net income before income taxes

For the six months ended June 30, 2018, we recorded adjusted net income before income taxes of $313.1 million, or $2.82 per diluted share, compared to an adjusted net income before income taxes of $313.3 million, or $2.84 per diluted share, for the six months ended June 30, 2017. As we did not sell any aircraft in the first six months of 2018, our adjusted net income before income taxes decreased as compared to the first six months of 2017.

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

Contractual Obligations

Our contractual obligations as of June 30, 2018, except as noted in footnote 2 below, are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations	$777,247	$1,203,874	$1,232,890	$1,685,157	$2,078,942	$4,100,668	$11,078,778
Interest payments on debt outstanding(1)	186,058	330,950	290,344	241,493	179,869	823,926	2,052,640
Purchase commitments(2)	2,465,306	6,151,512	5,493,536	5,808,153	5,210,440	2,714,769	27,843,716
Operating leases	2,059	2,711	2,590	2,729	3,034	3,770	16,893
Total	$3,430,670	$7,689,047	$7,019,360	$7,737,532	$7,472,285	$7,643,133	$40,992,027

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2018.
(2)

In August 2018, we entered into an agreement to purchase up to 78 Boeing Aircraft, including 75 737-8 MAX aircraft and three 787-9 aircraft.  Of the 78 aircraft commitments, 30 737-8 MAX aircraft and three 787-9 aircraft are firm commitments and are included in our purchase commitments total.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2017. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our consolidated financial statements.  Accordingly, there have been no material changes to critical accounting policies in the six months ended June 30, 2018.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions.  As of June 30, 2018 and December 31, 2017, we had $1.5 billion and $1.4 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $14.8 million and $14.3 million as of June 30, 2018 and December 31, 2017, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of June 30, 2018, 86.6% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of June 30, 2018 and December 31, 2017, approximately 0.8% and 1.0% of our lease revenues were denominated in Euros, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2018. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2018, we implemented ASU 2014-09 and given its limited impact, we made certain revisions to existing controls to conform to the new five-step model provided in the revenue standard, including enhanced contract review requirements and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2018, a holder of our 3.875% convertible senior notes due 2018 (“Convertible Notes”) converted $2,000 in principal amount of our Convertible Notes and received 68 shares of Class A Common Stock at a per share conversion price of $29.35. The shares were issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

On June 5, 2018, a holder of our Convertible Notes converted $3,000 in principal amount of our Convertible Notes and received 102 shares of Class A Common Stock at a per share conversion price of $29.35. The shares were issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

On June 13, 2018, a holder of our Convertible Notes converted $18,000 in principal amount of our Convertible Notes and received 614 shares of Class A Common Stock at a per share conversion price of $29.35. The shares were issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

On June 15, 2018, a holder of our Convertible Notes converted $1,000 in principal amount of our Convertible Notes and received 34 shares of Class A Common Stock at a per share conversion price of $29.29. The shares were issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On August 6, 2018, Air Lease Corporation (the “Company”) entered into two supplemental agreements to existing purchase agreements with The Boeing Company (“Boeing”). Pursuant to the supplemental agreements, the Company agreed to purchase up to 78 Boeing airplanes, including 75 737-8 MAX aircraft and three 787-9 aircraft. As of August 9, 2018, the three 787-9 aircraft and 30 737-8 MAX aircraft of the order are firm commitments. Deliveries of the aircraft are scheduled to commence in 2020 and to continue through 2024.

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

4.1

Eighteenth Supplemental Indenture, dated as of June 18, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.875% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Air Lease Corporation's Current Report on Form 8-K filed on June 18, 2018 (File No. 001-35121)).

10.1

Fourth Amendment, dated May 5, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Air Lease Corporation's Current Report on Form 8-K filed on May 3, 2018 (File No. 001-35121)).

10.2†	Amendment No. 9 to A350 Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.

10.3

Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018.

10.4	Form of Grant Notice and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

AIR LEASE CORPORATION

August 9, 2018	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 9, 2018	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)