Form 10-Q
period 2018-09-30
AIR LEASE CORP
filed 2018-11-08
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

At November 7, 2018, there were 104,069,215 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2018

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

•	potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto; and

•	the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, and other SEC filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$228,502	$292,204
Restricted cash	20,417	16,078
Flight equipment subject to operating leases	17,309,576	15,100,040
Less accumulated depreciation	(2,161,154)	(1,819,790)
	15,148,422	13,280,250
Deposits on flight equipment purchases	1,573,729	1,562,776
Other assets	596,233	462,856
Total assets	$17,567,303	$15,614,164
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$310,240	$309,182
Debt financing, net of discounts and issuance costs	11,094,337	9,698,785
Security deposits and maintenance reserves on flight equipment leases	962,904	856,140
Rentals received in advance	109,156	104,820
Deferred tax liability	611,748	517,795
Total liabilities	$13,088,385	$11,486,722
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 104,068,079 and 103,621,629 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,041	1,036
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,270,302	2,260,064
Retained earnings	2,207,575	1,866,342
Total shareholders’ equity	$4,478,918	$4,127,442
Total liabilities and shareholders’ equity	$17,567,303	$15,614,164

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)
Revenues
Rental of flight equipment	$422,763	$359,487	$1,194,104	$1,072,254
Aircraft sales, trading and other	27,935	17,278	35,617	45,655
Total revenues	450,698	376,765	1,229,721	1,117,909
Expenses
Interest	82,189	63,514	224,584	193,591
Amortization of debt discounts and issuance costs	8,199	6,959	24,231	22,388
Interest expense	90,388	70,473	248,815	215,979

Depreciation of flight equipment	149,703	127,553	428,437	377,952
Selling, general and administrative	26,377	19,262	71,194	65,677
Stock-based compensation	4,848	5,358	13,165	14,435
Total expenses	271,316	222,646	761,611	674,043
Income before taxes	179,382	154,119	468,110	443,866
Income tax expense	(32,808)	(54,931)	(95,674)	(158,816)
Net income	$146,574	$99,188	$372,436	$285,050

Net income per share of Class A and Class B common stock:
Basic	$1.41	$0.96	$3.58	$2.76
Diluted	$1.32	$0.90	$3.36	$2.59
Weighted-average shares outstanding
Basic	104,066,785	103,221,692	103,940,723	103,117,695
Diluted	112,509,612	111,709,545	112,377,870	111,558,125

Dividends declared per share of Class A common stock	$0.10	$0.075	$0.30	$0.225

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Class B Non-
			Class A		Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2017	—	$—	103,621,629	$1,036	—	$—	$2,260,064	$1,866,342	$4,127,442
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	603,018	6	—	—	4,214	—	4,220
Stock-based compensation	—	—	—	—	—	—	13,165	—	13,165
Cash dividends (declared $0.30 per share)	—	—	—	—	—	—	—	(31,203)	(31,203)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(156,568)	(1)	—	—	(7,141)	—	(7,142)
Net income	—	—	—	—	—	—	—	372,436	372,436
Balance at September 30, 2018	—	$—	104,068,079	$1,041	—	$—	$2,270,302	$2,207,575	$4,478,918

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Operating Activities
Net income	$372,436	$285,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	428,437	377,952
Stock-based compensation	13,165	14,435
Deferred taxes	95,674	158,816
Amortization of debt discounts and issuance costs	24,231	22,388
Amortization of prepaid lease costs	18,713	14,303
Gain on aircraft sales, trading and other activity	(24,469)	(37,591)
Changes in operating assets and liabilities:
Other assets	(62,528)	(81,006)
Accrued interest and other payables	110	(5,768)
Rentals received in advance	4,335	3,057
Net cash provided by operating activities	870,104	751,636
Investing Activities
Acquisition of flight equipment under operating lease	(1,874,094)	(1,304,317)
Payments for deposits on flight equipment purchases	(548,225)	(565,343)
Proceeds from aircraft sales, trading and other activity	239,067	595,796
Acquisition of aircraft furnishings, equipment and other assets	(204,449)	(134,709)
Net cash used in investing activities	(2,387,701)	(1,408,573)
Financing Activities
Issuance of common stock upon exercise of options and warrants	4,188	2,214
Cash dividends paid	(31,155)	(23,191)
Tax withholdings on stock-based compensation	(7,141)	(5,600)
Net change in unsecured revolving facility	(847,000)	670,000
Proceeds from debt financings	3,358,885	1,101,673
Payments in reduction of debt financings	(1,131,206)	(1,266,440)
Debt issuance costs	(9,327)	(4,164)
Security deposits and maintenance reserve receipts	173,754	173,879
Security deposits and maintenance reserve disbursements	(52,764)	(36,806)
Net cash provided by financing activities	1,458,234	611,565
Net decrease in cash	(59,363)	(45,372)
Cash, cash equivalents and restricted cash at beginning of period	308,282	290,802
Cash, cash equivalents and restricted cash at end of period	$248,919	$245,430
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $38,947 and $33,618 at September 30, 2018 and 2017, respectively	$278,297	$252,806
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$663,223	$398,024
Cash dividends declared, not yet paid	$10,407	$7,742

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies and airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. As of September 30, 2018, we owned a fleet of 268 aircraft, managed 60 aircraft and had 384 aircraft on order with aircraft manufacturers.

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

The accompanying unaudited consolidated financial statements include all adjustments, including only normal, recurring adjustments, which are in the opinion of management, necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2018, and for all periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Maintenance Rights

For the nine months ended September 30, 2018, the Company purchased nine aircraft in the secondary market,  two of which were subject to existing leases.  The total cost for the two aircraft was $73.3 million, which included maintenance right assets of $13.2 million.  The Company did not purchase any aircraft in the secondary market subject to existing leases for the year ended December 31, 2017.  As of September 30, 2018 and December 31, 2017, the Company had maintenance right assets, net of accumulated amortization of $49.7 million and $44.6 million, respectively. Maintenance right assets are included under flight equipment subject to operating lease in our Consolidated Balance Sheets.

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

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows (in thousands):

	September 30, 2018	September 30, 2017
	(unaudited)
Cash and cash equivalents	$228,502	$226,019
Restricted cash	20,417	19,411
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$248,919	$245,430

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

Note 3.Recently Issued Accounting Standards

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In addition, in August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to apply the new lease standard at the adoption date (which will be January 1, 2019 for us) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restate comparative periods in transition. The standards will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach. Early adoption was permitted. Based on our initial evaluation of the guidance, we noted that Lessor accounting is similar to the current model but the guidance will impact us in scenarios where we are the Lessee. We do not expect the impact of this standard to have a material impact on our consolidated financial statements. We will adopt the standard on January 1, 2019.

Note 4.Debt Financing

The Company's debt financing was comprised of the following at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Unsecured
Senior notes	$9,968,445	$8,019,871
Term financings	616,230	203,704
Convertible senior notes	199,950	199,983
Revolving credit facility	—	847,000
Total unsecured debt financing	10,784,625	9,270,558
Secured
Term financings	399,722	484,036
Export credit financing	39,929	44,920
Total secured debt financing	439,651	528,956

Total debt financing	11,224,276	9,799,514
Less: Debt discounts and issuance costs	(129,939)	(100,729)
Debt financing, net of discounts and issuance costs	$11,094,337	$9,698,785

The Company’s secured obligations as of September 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	September 30,	December 31,
	2018	2017
Nonrecourse	$177,054	$205,906
Recourse	262,597	323,050
Total secured debt financing	$439,651	$528,956
Number of aircraft pledged as collateral	20	21
Net book value of aircraft pledged as collateral	$1,144,935	$1,184,264

Senior unsecured notes

As of September 30, 2018, the Company had $10.0 billion in senior unsecured notes outstanding.  As of December 31, 2017, the Company had $8.0 billion in senior unsecured notes outstanding.

During the nine months ended September 30, 2018, we issued $2.95 billion in aggregate principal amount of senior unsecured notes with maturity dates ranging between 2021 and 2028 and bearing interest at fixed rates ranging from 2.500% to 4.625%. In September 2018, the Company issued $1.2 billion in aggregate principal amount of senior unsecured notes including (i) $700.0 million due 2022 that bear interest at a rate of 3.500% and (ii) $500.0 million due

2028 at a rate of 4.625%. In June 2018, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.875%. In January 2018, the Company issued $1.25 billion in aggregate principal amount of unsecured notes including (i) $550.0 million due 2021 that bear interest at a rate of 2.500% and (ii) $700.0 million due 2025 that bear interest at a rate of 3.250%.

Unsecured term loan financing

As of September 30, 2018, the outstanding balance on our unsecured term loan facilities was $616.2 million. As of December 31, 2017, the outstanding balance on our unsecured term loan facilities was $203.7 million.

In September 2018, the Company entered into a $438.0 million unsecured term loan facility with a term of four years. The term loan bears interest at a floating rate based on LIBOR or ABR plus an applicable margin that varies based on the Company’s credit rating. As of September 30, 2018, the interest rate was LIBOR plus 1.125%. In October 2018, the Company executed a commitment increase to this unsecured term loan facility, which increased the aggregate facility capacity by an additional $50.0 million.

Unsecured revolving credit facility

In May 2018, the Company amended and extended its unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2021 to May 5, 2022 and increased the total revolving commitments to approximately $4.5 billion from approximately $4.1 billion with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. On October 23, 2018, the Company executed a commitment increase to its unsecured revolving credit facility, which increased the aggregate facility capacity by an additional $50.0 million. As of October 23, 2018, lenders held revolving commitments totaling approximately $4.1 billion that mature on May 5, 2022, commitments totaling $20.0 million that mature on May 5, 2021, commitments totaling approximately $217.7 million that mature on May 5, 2020, and commitments totaling $275.0 million that mature on May 5, 2019.

As of September 30, 2018, our unsecured revolving credit facility did not have an outstanding balance.  The total amount outstanding under our unsecured revolving credit facility was approximately $847.0 million as of December 31, 2017.

Maturities

Maturities of debt outstanding as of September 30, 2018 are as follows (in thousands):

Years ending December 31,
2018	$240,239
2019	1,145,826
2020	1,187,233
2021	1,680,927
2022	2,369,384
Thereafter	4,600,667
Total	$11,224,276

Note 5.Commitments and Contingencies

As of September 30, 2018, the Company had commitments to acquire a total of 384 new aircraft for delivery through 2024 as follows:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A321-200	2	—	—	—	—	—	2
Airbus A320/321neo(1)	4	38	27	22	25	25	141
Airbus A330-900neo	2	8	4	7	6	2	29
Airbus A350-900/1000	—	4	2	5	3	—	14
Boeing 737-7/8/9 MAX	3	28	29	35	34	28	157
Boeing 787-9/10	2	12	10	8	9	—	41
Total	13	90	72	77	77	55	384

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.

In addition to the Company's commitments, as of September 30, 2018, the Company had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2018 and 2019.  The delays have been reflected in our commitment schedules above; however, we anticipate additional delivery delays not currently reflected in the schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of September 30, 2018, only one of our lease contracts was subject to cancellation related to these aircraft delivery delays; however, at this time, we do not anticipate that our lease contract or purchase agreement will be canceled.

Commitments for the acquisition of aircraft and other equipment, calculated at an estimated aggregate purchase price (including adjustments for inflation) was approximately $27.1 billion at September 30, 2018, and are due as follows (in thousands):

Years ending December 31,
2018	$1,327,140
2019	6,559,513
2020	5,503,786
2021	5,765,900
2022	5,207,315
Thereafter	2,721,097
Total	$27,084,751

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.6 billion as of September 30, 2018 and December 31, 2017, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Note 6.Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of September 30, 2018, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three and nine months ended September 30, 2018, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share.  The Company excluded 950,761 and 1,085,559 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2018 and 2017, respectively.

The following table sets forth the reconciliation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic net income per share:
Numerator
Net income	$146,574	$99,188	$372,436	$285,050
Denominator
Weighted-average common shares outstanding	104,066,785	103,221,692	103,940,723	103,117,695
Basic net income per share	$1.41	$0.96	$3.58	$2.76
Diluted net income per share:
Numerator
Net income	$146,574	$99,188	$372,436	$285,050
Assumed conversion of convertible senior notes	1,823	1,426	5,309	4,263
Net income plus assumed conversions	$148,397	$100,614	$377,745	$289,313
Denominator
Number of shares used in basic computation	104,066,785	103,221,692	103,940,723	103,117,695
Weighted-average effect of dilutive securities	8,442,827	8,487,853	8,437,147	8,440,430
Number of shares used in per share computation	112,509,612	111,709,545	112,377,870	111,558,125
Diluted net income per share	$1.32	$0.90	$3.36	$2.59

Note 7.Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of September 30, 2018 or December 31, 2017.

Financial Instruments Not Measured at Fair Value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2018 was approximately $11.1 billion compared to a book value of $11.2 billion. The estimated fair value of debt financing as of December 31, 2017 was $10.0 billion compared to a book value of $9.8 billion.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2018, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2018 and December 31, 2017 approximates their carrying value as reported on the consolidated balance sheet.  The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 8.Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of September 30, 2018, the number of stock options (“Stock Options”)

and restricted stock units (“RSUs”) remaining under the 2014 Plan is approximately 5,609,437, which includes 609,437 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest ratably over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The Company has two types of book value RSUs; those that vest ratably over a  three year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met.  For the book value RSUs that vest at the end of a  three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period.  At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management’s assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs cliff-vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.8 million and $5.4 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2018 and 2017, respectively. The Company recorded $13.2 million and $14.4 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2018 and 2017, respectively.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2018 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2017	2,858,158	$20.37	2.49	$79,230
Granted	—	$—	—	$—
Exercised	(209,363)	$20.00	—	$4,977
Forfeited/canceled	—	$—	—	$—
Balance at September 30, 2018	2,648,795	$20.40	1.74	$67,495
Vested and exercisable as of September 30, 2018	2,648,795	$20.40	1.74	$67,495

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of September 30, 2018, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding stock options as of September 30, 2018.  As a result, there was no stock-based compensation expense related to Stock Options for the three and nine months ended September 30, 2018 and 2017.

The following table summarizes additional information regarding exercisable and vested stock options at September 30, 2018:

	Stock Options Exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	2,528,795	1.70
$28.80	120,000	2.57
$20.00 - $28.80	2,648,795	1.74

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

During the nine months ended September 30, 2018, the Company granted 379,480 RSUs of which 90,761 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2018:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2017	1,163,700	$40.24
Granted	379,480	$47.26
Vested	(401,959)	$42.48
Forfeited/canceled	(36,350)	$47.56
Unvested at September 30, 2018	1,104,871	$41.60
Expected to vest after September 30, 2018	1,141,144	$41.64

As of September 30, 2018, there was $22.3 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 1.83 years.

Note 9.Investments

On November 4, 2014, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park Global Capital (US) LP (‘‘Napier Park’’) to participate in a joint venture and formed Blackbird Capital I, LLC (‘‘Blackbird I’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird I is 9.5% and it is accounted for as an investment under the equity method of accounting.  The Company's investment in Blackbird I was $34.6 million and $32.3 million as of September 30, 2018 and December 31, 2017, respectively, and is recorded in other assets on the Consolidated Balance Sheets.

On August 1, 2017, a wholly owned subsidiary of the Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in a joint venture and formed Blackbird Capital II, LLC (‘‘Blackbird II’’) for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We provide management services to the joint venture for a fee based upon aircraft assets under management. The Company’s non-controlling interest in Blackbird II is 9.5% and it is accounted for as an investment under the equity method of accounting. The Company's investment in Blackbird II was $3.3 million as of September 30, 2018 and December 31, 2017 and is recorded in other assets on the Consolidated Balance Sheets. As of September 30, 2018, the Company's total unfunded commitment to Blackbird II was $34.1 million.

On August 1, 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), an asset-backed securities platform which will facilitate the sale and continued management of aircraft assets to investors. The Company’s non-controlling interest in Thunderbolt II is 5.1% and it is accounted for as an investment under the cost method of accounting. All of the aircraft in Thunderbolt II's portfolio will be managed by the Company. During the quarter ended September 30, 2018, we completed the sale of 10  aircraft from our operating lease portfolio to Thunderbolt II. We expect the sale of the remaining eight aircraft to be completed over the next two quarters.  The Company's investment in Thunderbolt II was $5.4 million as of September 30, 2018 and is recorded in other assets on the Consolidated Balance Sheets.

Note 10. Flight Equipment Held for Sale

As of September 30, 2018, we had eight aircraft, with a carrying value of $297.4 million, which were held for sale and included in flight equipment subject to operating leases on the Consolidated Balance Sheet. We expect the sale of all eight aircraft to be completed over the next two quarters. We cease recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2017, we did not have any flight equipment classified as held for sale.

Note 11. Subsequent Events

On November 7, 2018, our board of directors approved a quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend will be paid on January 9, 2019 to holders of record of our common stock as of December 13, 2018.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third-parties, including other leasing companies, financial services companies and airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales and trading activities and our management fees.

During the nine months ended September 30, 2018, we purchased and took delivery of 25 aircraft from our new order pipeline, purchased nine incremental aircraft and sold 10 aircraft, ending the period with a total of 268 aircraft with a net book value of $15.1 billion. The weighted average lease term remaining on our operating lease portfolio was 6.8 years and the weighted average age of our fleet was 3.8 years as of September 30, 2018. Our fleet grew by 14.1% based on net book value of $15.1 billion as of September 30, 2018 compared to $13.3 billion as of December 31, 2017. In addition, we had a managed fleet of 60 aircraft as of September 30, 2018, compared to a managed fleet of 50 aircraft as of December 31, 2017. We have a globally diversified customer base comprised of 94 airlines in 56 countries. As of September 30, 2018, all aircraft in our operating lease portfolio, except for one aircraft, were subject to lease agreements.

In August 2018, we entered into an agreement with Boeing to purchase up to 78 Boeing airplanes, including 75 737-8 MAX and three 787-9 aircraft.  The three 787-9 aircraft and 30 737-8 MAX aircraft are firm purchases as of September 30, 2018, while the remaining 45 737-8 MAX aircraft are options to acquire these aircraft. As of September 30, 2018, we had commitments to purchase 384 aircraft from Airbus and Boeing for delivery through 2024, with an estimated aggregate commitment of $27.1 billion.  We ended the third quarter of 2018 with $24.1 billion in committed minimum future rental payments and placed 82% of our committed order book on long-term leases for aircraft delivering through 2020. This includes $11.4 billion in contracted minimum rental payments on the aircraft in our existing fleet and $12.7 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2018 through 2022.

On August 1, 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), an asset-backed securities platform which will facilitate the sale and continued management of aircraft assets to investors.  Our non-controlling interest in Thunderbolt II is 5.1%.  All of the aircraft in Thunderbolt II's portfolio will be managed by us. During the quarter ended September 30, 2018, we completed the sales of 10 aircraft from our operating lease portfolio to Thunderbolt II.  As of September 30, 2018, we had eight aircraft, with a carrying value of $297.4 million, which were classified as held for sale and included in flight equipment subject to operating leases on our Consolidated Balance Sheet. We expect the sale of the remaining eight aircraft to be completed over the next two quarters. Absent other circumstances, we anticipate selling the majority of our aircraft as they age under sequential offerings through the Thunderbolt platform.

During the nine months ended September 30, 2018, we issued $2.95 billion in aggregate principal amount of senior unsecured notes with maturity dates ranging between 2021 and 2028 and bearing interest at fixed rates ranging from 2.500% to 4.625%.  In May 2018, we amended and extended our unsecured revolving credit facility whereby, among other things, we increased the total revolving commitments to approximately $4.5 billion and extended the final maturity date to May 5, 2022.  Borrowings under our unsecured revolving credit facility will bear interest at LIBOR plus a margin of 1.05% per year.  We ended the third quarter of 2018 with total debt outstanding, net of discounts and issuance costs, of $11.1 billion, of which 91.7% was at a fixed rate and 96.1% of which was unsecured. Our composite cost of funds increased to 3.45% as of September 30, 2018 from 3.20% as of December 31, 2017.

Our total revenues for the quarter ended September 30, 2018 increased by 19.6% to $450.7 million, compared to the quarter ended September 30, 2017.  This increase was principally driven by the continued growth of our fleet, as well as an increase in our aircraft sales, trading and other activity.  Our net income for the quarter ended September 30, 2018 was $146.6 million compared to $99.2 million for the quarter ended September 30, 2017. Our diluted earnings per share for the quarter ended September 30, 2018 was $1.32 compared to $0.90 for the quarter ended September 30, 2017. The increase in net income in the third quarter of 2018 as compared to 2017 was primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense due to the rise in our average debt balances and composite interest rate, as well as increases in selling, general and administrative expenses resulting from increased transactional expenses.  Furthermore, our income tax expense was reduced due to the effects of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), which, among other things, lowered the corporate tax rate from 35% to 21% effective January 1, 2018. In addition to the effects from the Tax Reform Act, we recorded an $8.4 million tax benefit from the utilization of foreign tax credits.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items.  Our adjusted net income before income taxes for the three months ended September 30, 2018 was $192.4 million or $1.73 per diluted share, compared to $166.4 million or $1.50 per diluted share for the three months ended September 30, 2017. The increase in our adjusted net income before income taxes is primarily driven by the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense, due to the rise in our average debt balances and composite interest rate, and selling, general and administrative expenses resulting from increased transactional expenses. Our adjusted margin before income taxes for the three months ended September 30, 2018 was 42.7% compared to 44.2% for the three months ended September 30, 2017. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our Fleet

Portfolio metrics of our fleet as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017

Aggregate fleet net book value	$15.1	billion	$13.3	billion
Weighted-average fleet age(1)	3.8	years	3.8	years
Weighted-average remaining lease term(1)	6.8	years	6.8	years

Owned fleet	268		244
Managed fleet	60		50
Aircraft on order	384		368
Aircraft purchase options(2)	50		5
Total	762		667

Current fleet contracted rentals	$11.4	billion	$10.1	billion
Committed fleet rentals	$12.7	billion	$13.3	billion
Total committed rentals	$24.1	billion	$23.4	billion

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.
(2)

As of September 30, 2018, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.  As of  December 31, 2017, we had options to acquire up to five Airbus A350-1000 aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline's principal place of business as of September 30, 2018 and December 31, 2017 (in thousands, except percentages):

	September 30, 2018		December 31, 2017
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$4,472,451	29.5%	$4,205,431	31.7%
Asia (excluding China)	3,784,706	25.0%	2,981,339	22.4%
China	2,689,809	17.8%	2,720,124	20.5%
The Middle East and Africa	1,971,977	13.0%	1,481,825	11.2%
Central America, South America and Mexico	1,045,948	6.9%	926,732	7.0%
U.S. and Canada	676,611	4.5%	599,367	4.5%
Pacific, Australia and New Zealand	506,920	3.3%	365,432	2.7%
Total	$15,148,422	100.0%	$13,280,250	100.0%

The following table sets forth the number of aircraft we leased by aircraft type as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.4%	1	0.4%
Airbus A320-200	37	13.8%	40	16.4%
Airbus A320-200neo	6	2.2%	5	2.1%
Airbus A321-200	32	11.9%	29	11.9%
Airbus A321-200neo	11	4.1%	5	2.1%
Airbus A330-200	15	5.6%	15	6.2%
Airbus A330-300	5	1.9%	5	2.0%
Airbus A350-900	6	2.2%	2	0.9%
Boeing 737-700	4	1.5%	3	1.2%
Boeing 737-800	100	37.3%	102	41.8%
Boeing 737-8 MAX	11	4.1%	2	0.8%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	8.9%	24	9.7%
Boeing 787-9	13	4.9%	8	3.3%
Embraer E190	1	0.4%	1	0.4%
Total	268	100.0%	244	100.0%

As of September 30, 2018, we had commitments to acquire a total of 384 new aircraft for delivery as follows:

Aircraft Type	2018	2019	2020	2021	2022	Thereafter	Total
Airbus A321-200	2	—	—	—	—	—	2
Airbus A320/321neo(1)	4	38	27	22	25	25	141
Airbus A330-900neo	2	8	4	7	6	2	29
Airbus A350-900/1000	—	4	2	5	3	—	14
Boeing 737-7/8/9 MAX	3	28	29	35	34	28	157
Boeing 787-9/10	2	12	10	8	9	—	41
Total	13	90	72	77	77	55	384

(1)	Our Airbus A320/321neo aircraft orders include 55 long-range variants.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2018 and 2019.  The delays have been reflected in our commitment schedules above; however, we anticipate additional delivery delays not currently reflected in the schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of September 30, 2018, only one of our lease contracts was subject to cancellation related to these aircraft delivery delays; however, at this time, we do not anticipate that our lease contract or purchase agreement will be canceled.

In addition, as of September 30, 2018, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. As of September 30, 2018 and through November 8, 2018, we have entered into contracts for the lease of new aircraft scheduled to be delivered as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2018	13	13	100.0%
2019	90	86	95.6%
2020	72	45	62.5%
2021	77	15	19.5%
2022	77	7	9.1%
Thereafter	55	—	—%
Total	384	166

Aircraft industry and sources of revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) reported that passenger traffic for the first nine months of 2018 grew 6.7% compared to the same period in 2017. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased. The long term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

From time to time, our airline customers face financial difficulties.  In October 2018, Primera Air, a Danish airline, ceased all operations and entered bankruptcy administration process. At the time of the filing, we did not have any aircraft from our current fleet leased to Primera Air; however, we had signed lease agreements for eight Boeing 737 MAX 9 aircraft scheduled to deliver in 2019 and 2020.  As of November 8, 2018, we have entered into a letter of intent for one of the eight aircraft and we are in active discussions with multiple airlines regarding the placement of the remaining aircraft. Rising fuel costs and aircraft delivery delays contributed to the bankruptcy of Primera Air; however, globally, airlines are still performing well.

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

We ended the third quarter of 2018 with total debt outstanding, net of discounts and issuance costs, of $11.1 billion compared to $9.7 billion as of December 31, 2017. Our unsecured debt increased to $10.8 billion as of September 30, 2018 from $9.3 billion as of December 31, 2017. Our unsecured debt as a percentage of total debt increased to 96.1% as of September 30, 2018 from 94.6% as of December 31, 2017.

We increased our cash flows from operations by 15.8% or $118.5 million, to $870.1 million for the nine months ended September 30, 2018 as compared to $751.6 million for the nine months ended September 30, 2017.  Our cash flow used in investing activities was $2.4 billion for the nine months ended September 30, 2018, which resulted primarily from the purchase of aircraft. Our cash flow provided by financing activities was $1.5 billion for the nine months ended September 30, 2018, which resulted primarily from the issuance of unsecured notes during the first nine months of 2018, partially offset by the repayment of outstanding debt.

We ended the third quarter of 2018 with available liquidity of $4.7 billion which is comprised of unrestricted cash of $228.5 million and undrawn balances under our unsecured revolving credit facility of $4.5 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for the next twelve months is focused on funding the purchase of aircraft, including the increased aircraft deliveries we expect in 2019, and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan will remain focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

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

Debt

Our debt financing was comprised of the following at September 30, 2018 and December 31, 2017 (in thousands, except percentages):

	September 30, 2018	December 31, 2017
Unsecured
Senior notes	$9,968,445	$8,019,871
Term financings	616,230	203,704
Convertible senior notes	199,950	199,983
Revolving credit facility	—	847,000
Total unsecured debt financing	10,784,625	9,270,558
Secured
Term financings	399,722	484,036
Export credit financing	39,929	44,920
Total secured debt financing	439,651	528,956

Total debt financing	11,224,276	9,799,514
Less: Debt discounts and issuance costs	(129,939)	(100,729)
Debt financing, net of discounts and issuance costs	$11,094,337	$9,698,785
Selected interest rates and ratios:
Composite interest rate(1)	3.45%	3.20%
Composite interest rate on fixed-rate debt(1)	3.43%	3.27%
Percentage of total debt at fixed-rate	91.65%	85.42%

(1)	This rate does not include the effect of upfront fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes

As of September 30, 2018, we had $10.0 billion in senior unsecured notes outstanding.  As of December 31, 2017, we had $8.0 billion in senior unsecured notes outstanding.

During the nine months ended September 30, 2018, we issued $2.95 billion in aggregate principal amount of senior unsecured notes with maturity dates ranging between 2021 and 2028 and bearing interest at fixed rates ranging from 2.500% to 4.625%. In September 2018, we issued $1.2 billion in aggregate principal amount of senior unsecured notes including (i) $700.0 million due 2022 that bear interest at a rate of 3.500% and (ii) $500.0 million due 2028 at a rate of 4.625%.  In June 2018, we issued $500.0 million in aggregate principal amount of senior unsecured notes due 2023 that bear interest at a rate of 3.875%. In January 2018, we issued $1.25 billion in aggregate principal amount of unsecured notes including (i) $550.0 million due 2021 that bear interest at a rate of 2.500% and (ii) $700.0 million due 2025 that bear interest at a rate of 3.250%.

Unsecured term loan financing

As of September 30, 2018, the outstanding balance on our unsecured term loan facilities was $616.2 million.  As of December 31, 2017, the outstanding balance on our unsecured term loan facilities was $203.7 million.

In September 2018, we entered into a $438.0 million unsecured term loan facility with a term of four years. The term loan bears interest at a floating rate based on LIBOR or ABR plus an applicable margin that varies based on our credit rating. As of September 30, 2018, the interest rate was LIBOR plus 1.125%.  In October 2018, we executed a commitment increase to this unsecured term loan facility, which increased the aggregate facility capacity by an additional $50.0 million.

Unsecured revolving credit facility

In May 2018, we amended and extended our unsecured revolving credit facility whereby, among other things, we extended the final maturity date from May 5, 2021 to May 5, 2022 and increased the total revolving commitments to approximately $4.5 billion from approximately $4.1 billion with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. On October 23, 2018, we increased our unsecured revolving credit facility by an additional $50.0 million. As of October 23, 2018, lenders held revolving commitments totaling approximately $4.1 billion that mature on May 5, 2022, commitments totaling $20.0 million that mature on May 5, 2021, commitments totaling approximately $217.7 million that mature on May 5, 2020, and commitments totaling $275.0 million that mature on May 5, 2019.

As of September 30, 2018, our unsecured revolving credit facility did not have an outstanding balance.  The total amount outstanding under our unsecured revolving credit facility was approximately $847.0 million as of December 31, 2017.

Credit ratings

Our investment-grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.

In 2018, Fitch Ratings reaffirmed its issuer and senior unsecured debt ratings and outlook. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	December 15, 2017
Standard and Poor's	BBB	BBB	Stable	November 12, 2017
Fitch Ratings	BBB	BBB	Stable	July 17, 2018

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2018 and 2017 (in thousands, except per share amounts and percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)
Revenues
Rental of flight equipment	$422,763	$359,487	$1,194,104	$1,072,254
Aircraft sales, trading and other	27,935	17,278	35,617	45,655
Total revenues	450,698	376,765	1,229,721	1,117,909
Expenses
Interest	82,189	63,514	224,584	193,591
Amortization of debt discounts and issuance costs	8,199	6,959	24,231	22,388
Interest expense	90,388	70,473	248,815	215,979
Depreciation of flight equipment	149,703	127,553	428,437	377,952
Selling, general and administrative	26,377	19,262	71,194	65,677
Stock-based compensation	4,848	5,358	13,165	14,435
Total expenses	271,316	222,646	761,611	674,043
Income before taxes	179,382	154,119	468,110	443,866
Income tax expense	(32,808)	(54,931)	(95,674)	(158,816)
Net income	$146,574	$99,188	$372,436	$285,050

Net income per share of Class A and B common stock
Basic	$1.41	$0.96	$3.58	$2.76
Diluted	$1.32	$0.90	$3.36	$2.59

Other financial data
Pre-tax profit margin	39.8%	40.9%	38.1%	39.7%
Adjusted net income before income taxes(1)	$192,429	$166,436	$505,506	$479,739
Adjusted margin before income taxes(1)	42.7%	44.2%	41.1%	43.0%
Adjusted diluted earnings per share before income taxes(1)	$1.73	$1.50	$4.55	$4.34

(1)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items), adjusted margin before income taxes (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recovery on settlement) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of net income to adjusted net income before income taxes:	(unaudited)
Net income	$146,574	$99,188	$372,436	$285,050
Amortization of debt discounts and issuance costs	8,199	6,959	24,231	22,388
Stock-based compensation	4,848	5,358	13,165	14,435
Insurance recovery on settlement	—	—	—	(950)
Provision for income taxes	32,808	54,931	95,674	158,816
Adjusted net income before income taxes	$192,429	$166,436	$505,506	$479,739
Reconciliation of denominator of adjusted margin before income taxes:
Total revenues	$450,698	$376,765	$1,229,721	$1,117,909
Insurance recovery on settlement	—	—	—	(950)
Total revenues, excluding insurance recovery on settlement	$450,698	$376,765	$1,229,721	$1,116,959
Adjusted margin before income taxes(1)	42.7%	44.2%	41.1%	43.0%

(1)	Adjusted margin before income taxes is adjusted net income before income taxes divided by total revenues, excluding insurance recovery on settlement.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of net income to adjusted diluted earnings per share before income taxes:	(unaudited)
Net income	$146,574	$99,188	$372,436	$285,050
Amortization of debt discounts and issuance costs	8,199	6,959	24,231	22,388
Stock-based compensation	4,848	5,358	13,165	14,435
Insurance recovery on settlement	—	—	—	(950)
Provision for income taxes	32,808	54,931	95,674	158,816
Adjusted net income before income taxes	$192,429	$166,436	$505,506	$479,739
Assumed conversion of convertible senior notes	1,823	1,426	5,309	4,263
Adjusted net income before income taxes plus assumed conversions	$194,252	$167,862	$510,815	$484,002
Weighted-average diluted shares outstanding	112,509,612	111,709,545	112,377,870	111,558,125
Adjusted diluted earnings per share before income taxes	$1.73	$1.50	$4.55	$4.34

Three months ended September 30, 2018, compared to the three months ended September 30, 2017

Rental revenue

As of September 30, 2018, we owned 268 aircraft with a net book value of $15.1 billion and recorded $422.8 million in rental revenue for the quarter then ended, which included overhaul revenue, net of amortization expense related to initial direct costs, of $0.3 million. In the prior year, as of September 30, 2017, we owned 236 aircraft with a net book value of $12.7 billion and recorded $359.5 million in rental revenue for the quarter ended September 30, 2017, which included overhaul revenue, net of amortization expense related to initial direct costs, of $0.5 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $15.1 billion as of September 30, 2018 from $12.7 billion as of September 30, 2017.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $27.9 million for the three months ended September 30, 2018 compared to $17.3 million for the three months ended September 30, 2017.  During the quarter ended September 30, 2018, we recorded $24.1 million in gains from the sale of 10 aircraft from our operating lease portfolio to Thunderbolt II. During the quarter ended September 30, 2017, we recorded $6.6 million in gains from the sale of seven aircraft from our operating lease portfolio and $6.8 million in other revenue from the forfeiture of security deposits.

Interest expense

Interest expense totaled $90.4 million for the three months ended September 30, 2018 compared to $70.5 million for the three months ended September 30, 2017. The increase was primarily due to an increase in our aggregate debt balance and an increase in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $149.7 million in depreciation expense of flight equipment for the three months ended September 30, 2018 compared to $127.6 million for the three months ended September 30, 2017. The increase in depreciation expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $26.4 million for the three months ended September 30, 2018 compared to $19.3 million for the three months ended September 30, 2017. Selling, general and administrative expense as a percentage of total revenue increased to 5.9% for the three months ended September 30, 2018 compared to 5.1% for the three months ended September 30, 2017. Selling, general and administrative expenses increased due to increased transactional expenses incurred during the period. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 18.3% and 35.6% for the three months ended September 30, 2018 and 2017, respectively. The change in effective tax rate is primarily due to the impact of the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  In addition to the effects from the Tax Reform Act, we recorded an $8.4 million tax benefit from the utilization of foreign tax credits.

Net income

For the three months ended September 30, 2018, we reported consolidated net income of $146.6 million, or $1.32 per diluted share, compared to a consolidated net income of $99.2 million, or $0.90 per diluted share, for the three months ended September 30, 2017.  Net income increased in the third quarter of 2018 as compared to 2017, primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses. Furthermore, our income tax expense was reduced due to the impact of the Tax Reform Act. In addition to the effects from the Tax Reform Act, we recorded an $8.4 million tax benefit from the utilization of foreign tax credits.

Adjusted net income before income taxes

For the three months ended September 30, 2018, we recorded adjusted net income before income taxes of $192.4 million, or $1.73 per diluted share, compared to an adjusted net income before income taxes of $166.4 million, or $1.50 per diluted share, for the three months ended September 30, 2017. Our adjusted net income before income taxes increased primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses.

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

Nine months ended September 30, 2018, compared to the nine months ended September 30, 2017

Rental revenue

As of September 30, 2018, we owned 268 aircraft with a net book value of $15.1 billion and recorded $1.2 billion in rental revenue for the nine months then ended, which included $2.4 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of September 30, 2017, we owned 236 aircraft with a net book value of $12.7 billion and recorded $1.1 billion in rental revenue for the nine months ended September 30, 2017, which included overhaul revenue, net of amortization of initial direct costs, of $3.1 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $15.1 billion as of September 30, 2018 from $12.7 billion as of September 30, 2017.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $35.6 million for the nine months ended September 30, 2018 compared to $45.7 million for the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, we recorded $24.1 million in gains from the sale of 10 aircraft from our operating lease portfolio to Thunderbolt II. During the nine months ended September 30, 2017, we recorded $23.8 million in gains from the sale of 29 aircraft from our operating lease portfolio and $8.7 million in other revenue from the forfeiture of security deposits. In addition, we received insurance proceeds of $1.0 million during the nine months ended September 30, 2017 in connection with a litigation settlement.

Interest expense

Interest expense totaled $248.8 million for the nine months ended September 30, 2018 compared to $216.0 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in our aggregate debt balance and an increase in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $428.4 million in depreciation expense of flight equipment for the nine months ended September 30, 2018 compared to $378.0 million for the nine months ended September 30, 2017. The increase in depreciation expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $71.2 million for the nine months ended September 30, 2018 compared to $65.7 million for the nine months ended September 30, 2017. Selling, general and administrative expenses increased primarily due to increased transactional expenses incurred during the period. Selling, general and administrative expense as a percentage of total revenue decreased to 5.8% for the nine months ended September 30, 2018 compared to 5.9% for the nine months ended September 30, 2017. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 20.4% and 35.8% for the nine months ended September 30, 2018 and 2017, respectively. The change in effective tax rate is primarily due to the impact of the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. In addition to the effects from the Tax Reform Act, we recorded an $8.4 million tax benefit from the utilization of foreign tax credits.

Net income

For the nine months ended September 30, 2018, we reported consolidated net income of $372.4 million, or $3.36 per diluted share, compared to a consolidated net income of $285.1 million, or $2.59 per diluted share, for the nine months ended September 30, 2017.  Net income increased in the first nine months of 2018 as compared to 2017, primarily due to the continued growth of our fleet, partially offset by increases in our interest expense and selling, general and administrative expenses.  Furthermore, our income tax expense was reduced due to the impact of the Tax Reform Act. In addition to the effects from the Tax Reform Act, we recorded an $8.4 million tax benefit from the utilization of foreign tax credits.

Adjusted net income before income taxes

For the nine months ended September 30, 2018, we recorded adjusted net income before income taxes of $505.5 million, or $4.55 per diluted share, compared to an adjusted net income before income taxes of $479.7 million, or $4.34 per diluted share, for the nine months ended September 30, 2017. Our adjusted net income before income taxes increased due to the continued growth of our fleet, partially offset by increases in our interest expense and selling, general and administrative expenses.

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

Contractual Obligations

Our contractual obligations as of September 30, 2018, are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations	$240,239	$1,145,826	$1,187,233	$1,680,927	$2,369,384	$4,600,667	$11,224,276
Interest payments on debt outstanding(1)	53,383	362,134	326,213	277,828	217,476	962,676	2,199,710
Purchase commitments	1,327,140	6,559,513	5,503,786	5,765,900	5,207,315	2,721,097	27,084,751
Operating leases	615	3,173	5,373	5,610	6,016	44,241	65,028
Total	$1,621,377	$8,070,646	$7,022,605	$7,730,265	$7,800,191	$8,328,681	$40,573,765

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2018.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements, all of which are consolidated. We have investments in two joint ventures in which we own 9.5% of the equity of each joint venture. We account for our investment in these joint ventures using the equity method of accounting due to our level of influence and involvement in the joint ventures. We also have a non-controlling interest in Thunderbolt II of 5.1% and it is accounted for as an investment under the cost method of accounting.

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2017. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our consolidated financial statements.  Accordingly, there have been no material changes to critical accounting policies in the nine months ended September 30, 2018.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions.  As of September 30, 2018 and December 31, 2017, we had $0.9 billion and $1.4 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $9.4 million and $14.3 million as of September 30, 2018 and December 31, 2017, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of September 30, 2018, 91.7% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of September 30, 2018 and December 31, 2017, approximately 0.9% and 1.0% of our lease revenues were denominated in Euros, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2018. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2018, we implemented ASU 2014-09 and given its limited impact, we made certain revisions to existing controls to conform to the new five-step model provided in the revenue standard, including enhanced contract review requirements and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures.

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

Future sales of our Class A Common Stock by existing stockholders, or the perception that these sales may occur, especially by directors, executive officers or significant stockholders of Air Lease, may cause our stock price to decline.

If our existing stockholders, in particular our directors, executive officers or other affiliates, sell substantial amounts of our Class A Common Stock in the public market, or are perceived by the public market as intending to sell, the trading price of our Class A Common Stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Class A Common Stock subject to stock options and restricted stock units outstanding and reserved for issuance under the Air Lease Corporation 2014 Equity Incentive Plan have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. Sale of these shares of Class A Common Stock could impair our ability to raise capital through the sale of equity or equity related securities, should we wish to do so. A significant number of shares of our Class A Common Stock may be sold in the public market by any selling stockholders listed in a prospectus we may file with the Securities and Exchange Commission from time to time. We cannot predict the timing or amount of future sales of our Class A Common Stock by any such selling stockholders, but such sales, or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2018, a holder of our 3.875% convertible senior notes due 2018 (“Convertible Notes”) converted $1,000 in principal amount of our Convertible Notes and received 34 shares of Class A Common Stock at a per share conversion price of $29.29. The shares were issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

4.1

Nineteenth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.5% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Air Lease Corporation's Current Report on Form 8-K filed on September 17, 2018 (File No. 001-35121)).

4.2

Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to Air Lease Corporation's Current Report on Form 8-K filed on September 17, 2018 (File No. 001-35121)).

10.1†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company.

10.2†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company.

10.3†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company.

10.4†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company.

10.5

Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (filed herewith).

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

AIR LEASE CORPORATION

November 8, 2018	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 8, 2018	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)