Form 10-K
period 2018-12-31
AIR LEASE CORP
filed 2019-02-21
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of registrant’s voting stock held by non‑affiliates was approximately $4.1 billion on June 29, 2018, based upon the last reported sales price on the New York Stock Exchange. As of February 20, 2019, there were 110,949,850 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2019 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report.

Form 10‑K

For the Fiscal Year Ended December 31, 2018

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

PART I

ITEM 1.  BUSINESS

Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.  Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales and trading activities and our management fees.

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

During the year ended December 31, 2018, we purchased and took delivery of 37 aircraft from our new order pipeline, purchased nine incremental aircraft and sold 15 aircraft, ending the period with a total of 275 aircraft with a net book value of $15.7 billion.  The weighted average lease term remaining on our operating lease portfolio was 6.8 years and the weighted average age of our fleet was 3.8 years as of December 31, 2018.  Our fleet grew by 18.3% based on net book value of $15.7 billion as of December 31, 2018 compared to $13.3 billion as of December 31, 2017. In addition, we had a managed fleet of 61 aircraft as of December 31, 2018, compared to a managed fleet of 50 aircraft as of December 31, 2017.  We have a globally diversified customer base comprised of 94 airlines in 56 countries. As of February 21, 2019, all aircraft in our operating lease portfolio, except for one aircraft, were subject to lease agreements.

During 2018, we increased our total commitments with Boeing and Airbus by a net 41 aircraft and added 45 option orders to acquire aircraft. As of December 31, 2018, we had commitments to purchase 372 aircraft from Boeing and Airbus for delivery through 2024, with an estimated aggregate commitment of $26.3 billion.  We ended 2018 with $25.7 billion in committed minimum future rental payments and placed 72% of our order book on long-term leases for aircraft delivering through 2021.  This includes $11.8 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.9 billion in minimum future rental payments related to aircraft which will deliver between 2019 and 2022.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or other forms of secured financing. In 2018, we issued a total of $3.03 billion in senior unsecured notes bearing interest at fixed rates ranging from 2.50% to 4.625% with one note bearing interest at a floating rate of LIBOR plus 1.125%, with maturities ranging from 2021 to 2028. In addition, we increased our unsecured revolving credit facility capacity to approximately $4.6 billion, representing a 21.7% increase from 2017 and extended the final maturity to May 5, 2022 with an interest rate of LIBOR plus 1.05%. We ended 2018 with total debt outstanding, net of discounts and issuance costs, of $11.5 billion, of which 86.4% was at a fixed rate and 96.5% of which was unsecured.  As of December 31, 2018, our composite cost of funds was 3.46%.

In 2018, total revenues increased by 10.8% to $1.7 billion, compared to 2017.  The increase in our total revenues is primarily due to the $2.4 billion increase in the net book value of our operating lease portfolio. Income before taxes increased 5.0% to $640.1 million for the year ended December 31, 2018, compared to $609.5 million for the year ended December 31, 2017.  The increase in our income before taxes was principally driven by the continued growth of our fleet, partially offset by a reduction of our aircraft sales and trading activities.  Our pre-tax profit margin for the year ended December 31, 2018 was 38.1% as compared to 40.2% for the year ended December 31, 2017.

During the year ended December 31, 2018, our net income was $510.8 million, or $4.60 per diluted share, compared to $756.2 million, or $6.82 per diluted share for the year ended December 31, 2017. The decrease was primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), which was effective beginning January 1, 2018, which resulted in a tax benefit of $354.1 million, or $3.17 per diluted share during the year ended December 31, 2017.  This decrease in net income was partially offset by the continued growth in our fleet.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2018 was $690.3 million or $6.20 per diluted share, compared to $657.8 million, or $5.94 per diluted share for the year ended December 31, 2017. The increase in our adjusted net income before income taxes was principally driven by the continued growth of our fleet, partially offset by a reduction in our aircraft sales and trading activity. Our adjusted margin before income taxes for the year ended December 31, 2018 was 41.1% compared to 43.4% for the year ended December 31, 2017.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by Generally Accepted Accounting Principles (“GAAP”).  See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income.

Operations to Date

Current Fleet

Our fleet, based on net book value, increased by 18.3% to $15.7 billion as of December 31, 2018 compared to $13.3 billion as of December 31, 2017.  As of December 31, 2018, we owned 275 aircraft, comprised of 207 narrowbody jet aircraft and 68 widebody jet aircraft, with a weighted average age of 3.8 years. As of December 31, 2017, we owned 244 aircraft, comprised of 188 narrowbody jet aircraft and 56 widebody jet aircraft, with a weighted average age of 3.8 years. In addition, we also managed 61 jet aircraft for third party owners on a fee basis as of December 31, 2018 compared to 50 jet aircraft as of December 31, 2017.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Europe	$476,515	29.2%	$450,628	31.1%	$400,491	29.9%
Asia (excluding China)	412,465	25.3%	332,284	22.9%	308,658	23.1%
China	329,977	20.2%	324,147	22.3%	293,206	21.9%
The Middle East and Africa	179,497	11.0%	116,799	8.1%	106,300	7.9%
Central America, South America, and Mexico	108,736	6.7%	102,205	7.0%	112,068	8.4%
U.S. and Canada	77,678	4.8%	76,685	5.3%	69,918	5.2%
Pacific, Australia, and New Zealand	46,332	2.8%	47,987	3.3%	48,361	3.6%
Total	$1,631,200	100.0%	$1,450,735	100.0%	$1,339,002	100.0%

The following table sets forth the regional concentration based on each airline's principal place of business of our flight equipment subject to operating leases based on net book value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Net Book		Net Book
Region	Value(1)	% of Total	Value(1)	% of Total
	(in thousands, except percentages)
Europe	$4,692,341	29.9%	$4,205,431	31.7%
Asia (excluding China)	3,846,785	24.5%	2,981,339	22.4%
China	2,663,903	17.0%	2,720,124	20.5%
The Middle East and Africa	1,952,900	12.4%	1,481,825	11.2%
Central America, South America, and Mexico	1,078,900	6.9%	926,732	7.0%
U.S. and Canada	757,884	4.8%	599,367	4.5%
Pacific, Australia, and New Zealand	714,397	4.5%	365,432	2.7%
Total	$15,707,110	100.0%	$13,280,250	100.0%

(1)	As of December 31, 2018, we had six aircraft held for sale. We did not have any aircraft held for sale as of December 31, 2017.

At December 31, 2018 and 2017, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2018		December 31, 2017
	Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total
Europe	33	35.1%	31	34.0%
Asia (excluding China)	18	19.1%	18	19.8%
The Middle East and Africa	11	11.8%	11	12.1%
U.S. and Canada	10	10.6%	11	12.1%
Central America, South America, and Mexico	10	10.6%	9	9.9%
China	9	9.6%	9	9.9%
Pacific, Australia, and New Zealand	3	3.2%	2	2.2%
Total	94	100.0%	91	100.0%

(1)	A customer is an airline with its own operating certificate.

For the years ended December 31, 2018, 2017, and 2016, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2018, 2017, and 2016, no rental revenue from any individual airline represented 10% or more of our rental revenue.

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

Prior to ordering aircraft, we evaluate the market for specific types of aircraft. We consider the overall demand for the aircraft type in the marketplace based on our deep knowledge of the aviation industry and our customer relationships. It is important to assess the airplane’s economic viability, the operating performance characteristics, engine variant options, intended utilization by our customers, and which aircraft types it will replace or compete with in the global market. Additionally, we study the effects of global airline passenger traffic growth in order to determine the likely demand for our new aircraft upon delivery.

For new aircraft deliveries, we source many components separately, which include seats, safety equipment, avionics, galleys, cabin finishes, engines, and other equipment. Oftentimes, we are able to achieve lower pricing through direct bulk purchase contracts with the component manufacturers than would be achievable if we relied on the airframe manufacturers to source the components for the aircraft themselves. Airframe manufacturers such as Boeing and Airbus install this buyer furnished equipment in our aircraft during the final assembly process at their facilities. With this purchasing strategy, we are able to both meet specific customer configuration requirements and lower our total acquisition cost of the aircraft.

Aircraft Leasing Strategy

The airline industry is a complex industry with constantly evolving competition, code shares (where two or more airlines share the same flight), alliances, and passenger traffic patterns. This requires frequent updating and flexibility within an airline’s fleet. The operating lease allows airlines to effectively adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital intensive assets which have an expected useful life of 25 years. This fleet flexibility enables airlines to more effectively operate and compete in their respective markets. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies. We may also, from time to time, work with our airline customers to assist them in obtaining financing for aircraft.

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

Our management team identifies prospective airline customers based upon industry knowledge and long‑standing relationships. Prior to leasing an aircraft, we evaluate the competitive positioning of the airline, the strength and quality of the management team, and the financial performance of the airline. Management obtains and reviews relevant business materials from all prospective customers before entering into a lease agreement. Under certain circumstances, the customer may be required to obtain guarantees or other financial support from a sovereign entity or a financial institution. We work closely with our existing customers and potential lessees to develop customized lease structures that address their specific needs. We typically enter into a lease agreement 18 to 36 months in advance of the delivery of a new aircraft from our order book. Once the aircraft has been delivered and operated by the airline, we look to remarket the aircraft and sign a follow-on lease six to 12 months ahead of the scheduled expiry of the initial lease term. Our leases typically contain the following key provisions:

•	primarily structured as operating leases, whereby we retain the residual rights to the aircraft;
•	primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including taxes, insurance, and aircraft maintenance;
•	require all payments be made in U.S. dollars;
•	are for fixed rates and terms;
•	require cash security deposits and maintenance reserve payments; and
•	contain provisions which require payment whether or not the aircraft is operated, irrespective of the circumstances.

In addition, our leases require the lessee to be responsible for compliance with applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the U.S. Federal Aviation Administration (“FAA”) or its equivalent in foreign jurisdictions. As a function of these laws and the provisions in our lease contracts, the lessees are responsible for performing all maintenance of the aircraft and return of the aircraft and its components in a specified return condition. Generally, we receive a cash deposit and maintenance reserves as security for the lessee’s performance of its obligations under the lease and the condition of the aircraft upon return. In addition, most leases contain extensive provisions regarding our remedies and rights in the event of a default by a lessee. The lessee generally is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

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

Monitoring

During the lease term, we closely follow the operating and financial performance of our lessees. We maintain a high level of communication with the lessee and frequently evaluate the state of the market in which the lessee operates, including the impact of changes in passenger air travel and preferences, the impact of delivery delays, changes in general economic conditions, emerging competition, new government regulations, regional catastrophes, and other unforeseen shocks that are relevant to the airline's market. This enables us to identify lessees that may be experiencing operating and financial difficulties. This identification assists us in assessing the lessee's ability to fulfill its obligations under the lease. This monitoring also identifies candidates, where appropriate, to restructure the lease prior to the lessee's insolvency or the initiation of bankruptcy or similar proceedings. Once an insolvency or bankruptcy occurs, we typically have less control over, and would most likely incur greater costs in connection with, the restructuring of the lease or the repossession of the aircraft.

During the life of the lease, situations may lead us to restructure leases with our lessees. When we repossess an aircraft leased in a foreign country, we generally expect to export the aircraft from the lessee’s jurisdiction. In some very limited situations, the lessees may not fully cooperate in returning the aircraft. In those cases, we will take appropriate legal action, a process that could ultimately delay the return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanics’ liens, airport charges, navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

Remarketing

Our lease agreements are generally structured to require lessees to notify us nine to 12 months in advance of the lease’s expiration if a lessee desires to renew or extend the lease. Requiring lessees to provide us with such advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to remarket or sell the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. As discussed above, our leases contain detailed provisions regarding the required condition of the aircraft and its components upon redelivery at the end of the lease term.

Aircraft Sales & Trading Strategy

Our strategy is to maintain a portfolio of young aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long term leases, and sell the aircraft when they near the end of the first third of their expected 25 year economic useful lives. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include other leasing companies, financial institutions, airlines and our asset-backed securities platform. We also, from time to time, buy and sell aircraft on an opportunistic basis for trading profits. In the past three years ended December 31, 2018, we sold 92 aircraft. Additionally, as discussed below, we may provide management services to buyers of our aircraft asset for a fee.

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2018, we had a managed fleet of 61 aircraft.

Financing Strategy

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity and debt financings. We have structured the Company to have investment grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We have in the past, and we may in the future, utilize export credit or other forms of secured financing to a limited extent.

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

Employees

As of December 31, 2018, we had 97 full-time employees. On average, our senior management team has approximately 28 years of experience in the commercial aviation industry. None of our employees are represented by a union or collective bargaining agreements.

Access to Our Information

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make our public SEC filings available, at no cost, through our website at www.airleasecorp.com as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. We will also provide these reports in electronic or paper format free of charge upon written request made to Investor Relations at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. In addition, our SEC filings are also available free of charge on the SEC’s website at www.sec.gov.

Corporate Information

Air Lease Corporation incorporated in Delaware and launched in February 2010. Our website is www.airleasecorp.com. We may post information that is important to investors on our website. Information included or referred to on, or otherwise accessible through, our website is not intended to form a part of or be incorporated by reference into this report.

Executive Officers of the Company

Set forth below is certain information concerning each of our executive officers as of February 21, 2019, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions
Steven F. Udvar‑Házy	72	Executive Chairman of the Board of Directors (since July 2016)	Chairman and Chief Executive Officer, February 2010-June 2016
John L. Plueger	64	Chief Executive Officer, President and Director (since July 2016)	President, Chief Operating Officer and Director, March 2010-June 2016
Carol H. Forsyte	56	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)
Gregory B. Willis	40	Executive Vice President and Chief Financial Officer (since July 2016)	Senior Vice President and Chief Financial Officer, March 2012-June 2016
Marc H. Baer	54	Executive Vice President, Marketing (since April 2010)
Jie Chen	55	Executive Vice President and Managing Director of Asia (since August 2010)
Alex A. Khatibi	58	Executive Vice President (since April 2010)
Kishore Korde	45	Executive Vice President, Marketing (since May 2015)	Senior Vice President, Marketing, June 2010-May 2015
Grant A. Levy	56	Executive Vice President (since April 2010)
John D. Poerschke	57	Executive Vice President of Aircraft Procurement and Specifications (since February 2017)	Senior Vice President of Aircraft Procurement and Specifications, March 2010-February 2017

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

Risks Relating to Our Business

Our success depends in large part on our ability to obtain capital on favorable terms to finance our growth through the purchase of aircraft and to repay or refinance our outstanding debt obligations as they mature. If we are not able to obtain capital on terms acceptable to us, or at all, it would significantly impact our ability to compete effectively in the commercial aircraft leasing market and would negatively affect our financial condition, cash flow and results of operations.

Growing our fleet will require substantial additional capital. Accordingly, we will need to obtain additional financing, which may not be available to us on favorable terms or at all. Further, we must continue to have access to the capital markets and other sources of financing in order to repay or refinance our outstanding obligations as they mature. Our access to sources of financing will depend upon a number of factors over which we have limited control, including:

•	general market conditions;
•	the market's view of the quality of our assets;
•	the market's perception of our growth potential;
•	the market's assessment of our credit risk;
•	interest rate fluctuations;
•	our historical, current and potential future earnings and cash distributions; and
•	the market price of our Class A common stock.

Weaknesses in the capital and credit markets could negatively affect our ability to obtain financing or could increase the costs of financing. For instance, during the 2008 financial crisis, many companies experienced downward pressure on their share prices and had limited or no access to the credit markets, often without regard to their underlying financial strength. If financial market disruption and volatility were to occur again, we cannot assure you that we will be able to access capital, which would negatively affect our financial condition, cash flow and results of operations.

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

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2018, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $11.5 billion and our interest payments were $332.4 million for the year ended December 31, 2018. Furthermore, we expect this amount to grow as we acquire more aircraft. Our level of debt could have important consequences, including the following:

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

In addition, certain agreements governing our existing indebtedness contain financial maintenance covenants that require us to satisfy certain ratios and maintain minimum net worth, and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, may allow holders of our debt securities or our lenders, as applicable, to accelerate some or all our debt, terminate commitments to lend money, foreclose against the aircraft, if any, securing such debt or pursue other remedies, all of which would negatively affect our financial condition, cash flow and results of operations.

An increase in our borrowing costs would negatively affect our financial condition, cash flow and results of operations.

We finance many of the aircraft in our fleet through a combination of short-term and long-term debt financings. As these debt financings mature, we may have to refinance these existing commitments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets. Moreover, an increase in interest rates under the various debt financing facilities we have in place would have a negative effect on our earnings and could make our aircraft leasing contracts unprofitable.

A limited percentage of our debt financings bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2018, we had $1.6 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to the lenders of our floating-rate debt. Further, as we continue to incur fixed-rate debt, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2018, of approximately $15.9 million on an annualized basis, which would negatively affect our financial condition, cash flow and results of operations.

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

The interest rates that we obtain on our debt financings have several components, including credit spreads, swap spreads, duration, and new issue premiums. These are all incremental to the underlying risk-free rates, as applicable. Volatility in our perceived risk of default or in our market sector's risk of default will negatively impact our cost of funds.

We currently are not involved in any interest rate hedging activities. Any such hedging activities will require us to incur additional costs, and there can be no assurance that we will be able to successfully protect ourselves from any or all negative interest rate fluctuations at a reasonable cost.

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

As of December 31, 2018, we had entered into binding purchase commitments to acquire a total of 372 new aircraft for delivery through 2024. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

•

forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments, such as contractual damages, and legal, accounting and financial advisory expenses, not realizing any of the benefits of completing the transactions and damage to our reputation and relationship with aircraft manufacturers;

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

The aircraft leasing industry is highly competitive. Some of our competitors may have greater resources or a lower cost of capital than ours or may provide certain financial services, maintenance services or other inducements to potential lessees that we cannot provide; accordingly, they may be able to compete more effectively in one or more of the markets we conduct business in. In addition, some of our competitors may have higher risk tolerances, lower investment return expectations or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sale prices than we can.

We may encounter competition from other entities in the acquisition, leasing and selling of aircraft such as:

•	airlines;
•	private equity and other investment funds;
•	aircraft manufacturers;
•	financial institutions;
•	special purpose vehicles formed for the purpose of acquiring, leasing and selling aircraft;
•	aircraft brokers;
•	public and private partnerships, investors and funds; and
•	other aircraft leasing companies that we do not currently consider our major competitors.

Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants with private equity, hedge fund, Asian bank or other funding sources appear from time to time.

Competition for a leasing transaction is based principally upon lease rates, delivery dates, lease terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the needs of the customer. Competition when purchasing or selling aircraft is based principally on the price, and where applicable the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee. We will not always be able to compete successfully with our competitors, which could negatively affect our financial condition, cash flow and results of operations.

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

Our business model depends on our ability to continually lease and remarket our aircraft, in particular within the passenger airline industry, and finally sell our aircraft, and we may not be able to do so on favorable terms, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on our ability to continually lease and remarket our aircraft, in particular within the passenger airline industry, and finally sell our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and meet our other corporate and contractual obligations. Our ability to lease and remarket our aircraft will depend on general market and competitive conditions at the time the leases are entered into and expire. The financial condition of the passenger airline industry is of particular importance to us because our aircraft are primarily leased to passenger airlines and we plan to continue to lease our aircraft to passenger airlines. If we are not able to lease or remarket an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for our debt service obligations or operating expenses. Our ability to lease, remarket or sell the aircraft on favorable terms or without significant off-lease time and costs could be negatively affected by depressed conditions in the aviation industry, government and environmental regulations, increased operating costs including the price and availability of jet fuel, credit deterioration of a lessee, the effects of terrorism, war, natural disasters and/or epidemic diseases on airline passenger traffic trends, declines in the values of aircraft, and various other general market and competitive conditions and factors, including those described in these “Risk Factors” and elsewhere in this report, many of which are outside of our control. If we are unable to lease and remarket our aircraft on favorable terms, or at all, our financial condition, cash flow and results of operations would be negatively impacted.

From time to time, the aircraft industry has experienced periods of oversupply during which lease rates and aircraft values have declined, and any future oversupply could negatively affect our financial condition, cash flow and results of operations.

The aircraft leasing business has experienced periods of aircraft oversupply following the September 11, 2001 terrorist attacks and the 2008 financial crisis. The oversupply of a specific type of aircraft is likely to depress the lease rates for and the value of that type of aircraft, including upon sale. Further, over recent years, the airline industry has committed to a significant number of aircraft deliveries through order placements with manufacturers, and in response, aircraft manufacturers have raised their production output. The increase in these production levels could result in an oversupply of relatively new aircraft if growth in airline traffic does not meet airline industry expectations. Additionally, if overall lending capacity to purchasers of aircraft does not increase in line with the increased aircraft production levels, the cost of lending or ability to obtain debt to finance aircraft purchases could be negatively affected.

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

Any of these factors may produce sharp and prolonged decreases in aircraft lease rates and values. They may have a negative effect on our ability to lease or remarket the aircraft in our fleet or in our order book on favorable terms or at all. Any of these factors could negatively affect our financial condition, cash flow and results of operations.

The value of our aircraft and the market rates for leases could decline, which could have a negative effect on our financial condition, cash flow and results of operations.

Aircraft values and market rates for leases have from time to time experienced sharp decreases due to a number of factors including, but not limited to, oversupply of a specific type of aircraft, decreases in passenger and air cargo demand, increases in fuel costs, inflation, government regulation and increases in interest rates. Operating leases place the risk of realization of residual values on aircraft lessors because only a portion of the equipment's value is covered by contractual cash flows at lease inception.

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

Any decrease in the value of aircraft that we acquire or market rates for leases, which may result from the above factors or other unanticipated factors, would have a negative effect on our financial condition, cash flow and results of operations.

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

When the manufacturers fail to respond appropriately to changes in the market environment, bring aircraft to market that do not meet customers' expectations or fail to fulfill any contractual obligations they might have to us, we may experience:

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

•

a reduction in our competitiveness due to deep discounting by the manufacturers, which may lead to reduced market lease rates and aircraft values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet; and

•

technical or other difficulties with aircraft after delivery that subject such aircraft to operating restrictions or groundings, resulting in a decline in value and lease rates of such aircraft and impairing our ability to lease or dispose of such aircraft on favorable terms or at all.

There have been recent well-publicized delays by airframe and engine manufacturers in meeting stated deadlines in bringing new aircraft to market. Over the past two years, we have experienced delays relating to certain aircraft scheduled for delivery in 2019 and 2020 and anticipate additional delivery delays. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year and our purchase agreements contain similar clauses. If there are manufacturing delays for aircraft for which we have made future lease commitments, some or all of our affected lessees could elect to terminate their lease arrangements with respect to such delayed aircraft. Any such termination could strain our relations with those lessees going forward and would negatively affect our cash flow and results of operations.

Our aircraft require routine maintenance, and if they are not properly maintained, their value may decline and we may not be able to lease or remarket such aircraft at favorable rates, if at all, which would negatively affect our financial condition, cash flow and results of operations.

We may be exposed to increased maintenance costs for our aircraft associated with a lessee's failure to properly maintain the aircraft or pay supplemental maintenance rent. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its lease or sale. We enter into leases pursuant to which the lessees are primarily responsible for many obligations, which include maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including operational, maintenance, government agency oversight, registration requirements, service bulletins issued by aircraft manufacturers and airworthiness directives issued by aviation authorities. Failure of a lessee to perform required maintenance, or comply with the applicable service bulletins and airworthiness directives during the term of a lease could result in a decrease in value of an aircraft, an inability to remarket an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease, which could be substantial, to restore the aircraft to an acceptable condition prior to remarketing or sale. In general, the costs of operating an aircraft, including maintenance and modification expenses, increase with the age of the aircraft. Even if we are entitled to receive supplemental maintenance rents, these rents may not cover the entire cost of actual maintenance required. If any of our aircraft are not subject to a lease, we may be required to bear the entire cost of maintaining that aircraft and performing any required airworthiness directives. Failure by our lessees to meet their obligations to perform significant required scheduled maintenance or our inability to maintain our aircraft would negatively affect our financial condition, cash flow and results of operations.

If we experience events that result in a significant number of our aircraft becoming obsolete, such as through changes in technology, increases in fuel efficiency, and changes in customer preferences, it could negatively impact our ability to lease and remarket those aircraft, result in impairment charges and have a negative effect on our financial condition, cash flow and results of operations.

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

These events include, but are not limited to:

•	the introduction of superior aircraft technology;
•	the introduction of a new line of aircraft or engines, in particular more fuel efficient aircraft;
•	changes in our airline customers' preferences;
•	government regulations, including regulations governing noise and emissions and limiting the age of aircraft operating in a jurisdiction;
•	the costs of operating an aircraft, including maintenance which increases with the age of the aircraft; and
•	compliance with airworthiness directives.

These events may cause the aircraft we own to become outdated or obsolete or oversupplied and therefore less desirable, which could shorten the life cycle for aircraft types in our fleet. As a result, these events could negatively impact our ability to remarket the aircraft, the rates at which we can lease the aircraft, the cost of remarketing such aircraft, and our ability to sell such aircraft on favorable terms, if at all. They may also trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

Accordingly, obsolescence of aircraft would negatively affect our financial condition, cash flow and results of operations.

Aircraft have limited economic useful lives and depreciate over time and we may be required to record an impairment charge or sell aircraft for a price less than its depreciated book value if market conditions worsen or our customers default on their leases.

We depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft's residual value over its estimated useful life. Our management team also evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Factors considered in this assessment include changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which could have a significant impact on our results of operations and financial condition.

If we record an impairment charge on aircraft, or if we dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it will reduce our total assets and shareholders' equity. A reduction in our shareholders' equity may negatively impact our ability to comply with covenants in certain of our agreements governing our indebtedness requiring us to maintain a minimum net worth and maximum debt-to-equity ratio, and could result in an event of default under such agreements. For these reasons, our financial condition, cash flow and results of operations would be negatively affected.

Lessee defaults or reorganizations could result in significant costs to us and could negatively affect our financial condition, cash flow and results of operations.

From time to time, an airline may seek to reorganize and seek protection from creditors under their local laws or may go into liquidation. Based on historical rates of airline defaults and bankruptcies, we expect some of our lessees may default on their lease obligations or file for bankruptcy or otherwise seek protection from creditors under local laws. Lessee defaults and reorganizations may result in us incurring significant additional costs, including legal and other expenses associated with court or other governmental proceedings, such as the cost of posting security bonds or letters of credit necessary to effect repossession of the aircraft, particularly if the lessee is contesting the proceedings or is in bankruptcy. In addition, during any such proceedings the relevant aircraft may not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft with another lessee, we may not be able to do so at a similar or favorable lease rate.  It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessee might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

We may suffer other negative consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. Reorganizations or liquidations by airlines or abandonment of aircraft by airlines in bankruptcy proceedings may depress aircraft values and aircraft lease rates, and additional grounded aircraft and lower market values would adversely affect our ability to sell our aircraft or lease or remarket our aircraft at favorable rates or at all. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. In addition, certain of our lessees are owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that government’s jurisdiction. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in remarketing the affected aircraft.

If we repossess an aircraft, we may not necessarily be able to export or deregister and profitably redeploy the aircraft. An aircraft cannot be registered in two countries at the same time. Before an aviation authority will register an aircraft that has previously been registered in another country, it must receive confirmation that the aircraft has been deregistered by that country’s aviation authority. In order to deregister an aircraft, the lessee must comply with applicable laws and regulations, and the relevant governmental authority must enforce these laws and regulations.  For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining a certificate of airworthiness for an aircraft. If, upon a lessee default, we incur significant costs in connection with repossessing our aircraft, are delayed in repossessing our aircraft or are unable to obtain possession of our aircraft as a result of lessee defaults, our financial condition, cash flow and results of operations could be negatively affected.

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

We are dependent on the success of our lessees and defaults on leases or reorganizations by one or more of our significant airline customers could have a negative effect on our cash flow and earnings.

The airline industry is cyclical, economically sensitive and highly competitive. Our lessees are affected by a number of factors over which we and they have limited control, including:

•	increased competition;
•	passenger and air cargo rates;
•	passenger air travel and air cargo demand;
•	fuel prices and shortages;
•	labor difficulties, including pilot shortages or labor actions;

•	increases in other operating costs, such as increased insurance costs;
•	availability of financing, including availability of governmental support;
•	economic conditions, inflation, and currency fluctuations in the countries and regions in which the lessees operate;
•	recessions;
•	political or economic instability, including as a result of terrorist activities, changes in national policy;
•	governmental regulation and associated fees affecting the air transportation business;
•	cyber risks;
•

aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event specifically excluded from insurance policies such as dirty bombs, bio hazardous materials and electromagnetic pulsing; and

•	other events negatively affecting the world or regional trading markets, such as natural disasters or health concerns.

Our lessees' abilities to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will likely affect our revenues and income. Further, most of our airline customers do not have investment grade credit profiles, and we may not correctly assess the credit risk of a lessee. We anticipate that some of our lessees will experience a weakened financial condition or suffer liquidity problems.

Any of the above events could lead to a lessee experiencing difficulties in performing under the terms of our lease agreement, which could result in the lessee seeking relief under some of the terms of our lease agreement, or it could result in us electing to repossess the aircraft.

It is likely that restructurings and/or repossessions with some of our lessees will occur in the future. In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses. As a result, terms and conditions of possible lease restructurings or rescheduling may result in a significant reduction of lease revenue, which may negatively affect our financial results. If any request for payment restructuring or rescheduling is made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease. The terms of any revised payment schedules may be unfavorable and such payments may not be made. Our default levels would likely increase over time if economic conditions deteriorate.

Delayed, missed or reduced rental payments from one or more lessees that lease a significant number of our aircraft would negatively affect our financial condition, cash flow and results of operations. For instance, the loss of one or more of our significant airline customers or their inability to make operating lease payments could result in a breach of the covenants contained in any of our long-term debt facilities or make it more difficult for us to pay the interest or maturity on our outstanding debt, possible resulting in defaults and accelerated payments.  If we, in the exercise of our remedies under a lease, repossess an aircraft, we may not receive all or any of the past-due or deferred payments and we may not be able to remarket the aircraft promptly or at favorable rates, if at all.  Also, if a lessee seeks bankruptcy or other insolvency protection, we may not recover any of our claims or damages against the lessee.

Accordingly, if lessees of a significant number of our aircraft fail to perform as expected and we decide to restructure or reschedule our leases. or if lessees of a significant number of our aircraft seek bankruptcy or other insolvency protection, it would negatively affect our financial condition, cash flow and results of operations.

Because our leases are concentrated in certain geographical regions, we have concentrated exposure to the political and economic risks associated with those regions which could negatively affect our business interests, cash flow and results of operations.

Through our lessees and the countries in which they operate, we are exposed to the specific economic and political conditions and associated risks of those jurisdictions. For example, we have large concentrations of lessees in China, and therefore have increased exposure to the economic and political conditions in that country, including the impact of trade disputes and trade barriers. These risks can include regional economic recessions, financial and political emergencies, burdensome local regulations or, increased risks of requisition of our aircraft. An adverse political or economic event in any region or country in which our lessees are concentrated or where we have a large number of aircraft could affect the ability of our lessees in that region or country to meet their obligations to us, or expose us to various legal or political risks associated with the affected jurisdictions, all of which could have an adverse effect on our financial condition, cash flow and results of operations.

We are indirectly subject to many of the economic and political risks associated with emerging markets, including China, which could negatively affect our financial condition, cash flow and results of operations.

Our business strategy emphasizes leasing aircraft to lessees outside of the United States, including to airlines in emerging market countries.  Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of unexpected taxes or other charges by government authorities. The occurrence of any of these events in markets served by our lessees and the resulting economic instability that may arise, particularly if combined with high fuel prices, could negatively affect the value of our aircraft subject to lease in such countries, or the ability of our lessees, which operate in these markets, to meet their lease obligations. As a result, lessees that operate in emerging market countries may be more likely to default than lessees that operate in developed countries. In addition, legal systems in emerging market countries may have different liability standards and be less developed and less predictable than those in advanced economies, which could make it more difficult for us to enforce our legal rights in such countries.

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

Changes in fuel costs could negatively affect our lessees and by extension the demand for our aircraft which would negatively affect our financial condition, cash flow and results of operations.

Fuel costs represent a major expense to airlines that is not within their control, and fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events, regulatory changes (including those related to greenhouse gas emissions) and currency exchange rates. If airlines are unable to increase ticket prices to offset fuel price increases, their cash flows will suffer. Political unrest in the Middle East and North Africa has historically generated uncertainty regarding the predictability of the world’s future oil supply, which has led to increased volatility. Fuel costs may rise in the future. Other events can also significantly affect fuel availability and prices, including natural disasters, decisions by the Organization of the Petroleum Exporting Countries regarding their members’ oil output, and the increase in global demand for fuel from countries such as China.

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

Such effects would negatively affect demand for our aircraft, which would negatively affect our financial condition, cash flow and results of operations.

The appreciation of the U.S. dollar could negatively impact many of our lessees’ ability to honor the terms of their leases and could therefore adversely affect our business, financial condition and results of operations.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses.  For the year ended December 31, 2018, less than 3% of our revenues were derived from customers who have their principal place of business in the U.S.  While we attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars, the ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

Following a referendum in June 2016 in which voters in the United Kingdom, or U.K., approved an exit from the European Union ("E.U."), the U.K. government initiated a process, often referred to as Brexit, to leave the E.U. on March 29, 2017 and is negotiating the terms of the U.K.'s future relationship with the E.U. The effects of Brexit will likely depend on the agreements that the U.K. is able to retain access to E.U. markets, either during a transitional period or more permanently. We lease aircraft to airlines in the E.U., including the U.K. We and the aviation industry face uncertainty regarding the impact of Brexit. Adverse consequences, such as instability in financial markets, deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation of the aviation industry or bilateral agreements governing air travel, could negatively affect our financial condition, cash flow and results of operations. These impacts may include increased costs of financing; downward pressure on demand for our aircraft and reduced market lease rates and lease margins; and a higher incidence, in the U.K. in particular and the E.U. generally, of lessee defaults or other events resulting in our lessees' failing to perform under our lease agreements. Further, many of the structural issues facing the E.U. following the 2008 financial crisis and Brexit remain, and problems could resurface that could affect market conditions, and, possibly, our business, financial results and liquidity, particularly if they lead to the exit of one or more countries from the European Monetary Union, or E.M.U., or the exit of additional countries from the E.U. If one or more countries exits the E.M.U., there would be significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and it would likely lead to complex and lengthy disputes and litigation. Additionally, it is possible that political events in Europe could lead to complete dissolution of the E.M.U. or E.U. The partial or full breakup of the E.M.U. or E.U. would be unprecedented and its impact highly uncertain, including with respect to our business.

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

•	an airline becoming insolvent and/or ceasing operations.

For example, as a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, costs for aircraft insurance and security measures increased, passenger and cargo demand for air travel decreased, and operators faced difficulties in acquiring war risk and other insurance at reasonable costs. Further, international sanctions against Russia and other countries, uncertainty regarding tensions between the United States and North Korea and the United States and Russia, the situations in Iraq, Iran, Afghanistan, Egypt and Syria, the Israeli/Palestinian conflict, political instability in the Middle East and North Africa, the dispute between Japan and China, the recent tensions in the South China Sea and additional international hostilities could lead to further instability in these regions.

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

Some of the aircraft we acquire are held in special-purpose, bankruptcy-remote subsidiaries of our Company. Liens on those assets will be held by a collateral agent for the benefit of the lenders under the respective facility. In addition, funds generated from the lease of aircraft generally are applied first to amounts due to lenders, with certain exceptions. Creditors of our subsidiaries will have priority over us, our stockholders and our creditors relating to debt that is not guaranteed or secured by our subsidiaries or their assets in any distribution of any such subsidiaries' assets in a liquidation, reorganization or otherwise.

Certain of our subsidiaries may be restricted in their ability to make distributions to us which would negatively affect our financial condition and cash flow.

The subsidiaries that hold our aircraft are legally distinct from us, and some of these subsidiaries are restricted from paying dividends or otherwise making funds available to us pursuant to agreements governing our indebtedness. Some of our principal debt facilities have financial covenants. If we are unable to comply with these covenants, then the amounts outstanding under these facilities may become immediately due and payable, cash generated by our subsidiaries affected by these facilities may be unavailable to us and/or we may be unable to draw additional amounts under these facilities. The events that could cause some of our subsidiaries not to be in compliance with their loan agreements, such as a lessee default, may be beyond our control, but they nevertheless could have a substantial negative impact on the amount of our cash flow available to fund working capital, make aircraft investments and satisfy other cash needs. For these reasons our financial condition and cash flow would be negatively affected. For a description of the operating and financial restrictions in our debt facilities, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our aircraft may not at all times be adequately insured and our lessees may fail to fulfill their respective indemnity obligations, which in either case, could negatively affect our financial condition, cash flow and results of operations.

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

In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events.  At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general.  Accordingly, we anticipate that our lessees’ insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us in the event that we are sued and are required to make payments to claimants.  Moreover, our lessees’ insurance coverage is dependent on the financial condition of insurance companies, which might not be able to pay claims. A reduction in insurance proceeds otherwise payable to us as a result of any of these factors could negatively affect our financial condition, cash flow and results of operations.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect our financial condition, cash flow and results of operations.

London Interbank Offered Rate (“LIBOR”) and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our indebtedness the interest on which is determined by reference to LIBOR.

Any of the above changes or any other consequential changes to LIBOR or any other “benchmark”, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on our financial condition, cash flow and results of operations. In addition, any of these alternative methods may result in interest payments that do not correlate over time with the payments that would have been made on our indebtedness if three-month LIBOR was available in its current form.

Conflicts of interest may arise between us and clients who will utilize our fleet management services, which could negatively affect our business interests, cash flow and results of operations.

Conflicts of interest may arise between us and third-party aircraft owners, financiers and operating lessors who hire us to perform fleet management services such as leasing, remarketing, lease management and sales services. These conflicts may arise because services we anticipate providing for these clients are also services we will provide for our own fleet, including the placement of aircraft with lessees. Our current fleet management services agreements provide, and we expect our future fleet management services agreements to provide, that we will use our reasonable commercial efforts in providing services, but, to the extent that we are in competition with the client for leasing opportunities, we will give priority to our own fleet. Nevertheless, despite these contractual waivers, competing with our fleet management clients in practice may result in strained relationships with them, which could negatively affect our business interests, cash flow and results of operations.

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

In addition to our strategic ventures discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for which we own non-controlling interests, we may on occasion enter into strategic ventures with third parties to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Strategic ventures involve significant risks that may not be present with other methods of ownership, including that:

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

Although we currently serve as the manager of our existing strategic ventures and we anticipate that we would serve as the manager of any future strategic ventures, it has been our management’s experience that most strategic venture agreements will provide the non-managing strategic partner certain veto rights over various significant actions, including the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a strategic venture that generates significant management fees, our financial results and growth prospects could be materially and negatively affected. In addition, if we were unable to resolve a dispute with a significant strategic partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the strategic venture at a time and in a manner that could result in our losing some or all of our original investment in the strategic venture, which could have a negative effect on our financial condition, cash flow and results of operations.

The effects of various environmental regulations may negatively affect the airline industry, which may in turn cause lessees to default on their lease payment obligations to us which would negatively affect our financial condition, cash flow and results of operations.

The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other regulations affecting aircraft operations. Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the U.S. and the International Civil Aviation Organization (the “ICAO”) have specific standards for noise levels which apply to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that comply with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the E.U. has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. The E.U. has also included aviation-related emissions in its greenhouse gas Emissions Trading System (the “ETS”). ICAO has also adopted new, more stringent noise level standards to apply to new airplane designs with a maximum certificated takeoff weight of 55,000 kg or more on or after December 31, 2017; or with maximum certificated takeoff weight of less than 55,000 kg on or after December 31, 2020. Additionally, the U.S. has adopted new noise regulations, effective November 3, 2017, to harmonize with the new ICAO standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

In addition to more stringent noise restrictions, the U.S. and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Because aircraft engines are replaced from time to time in the normal course, it is likely that the number of such replacements would increase over time.

The potential impact on costs of the E.U. ETS and the ICAO's new Carbon Offset and Reduction Scheme for International Aviation (known as “CORSIA”), which calls for a carbon offsetting measure to help the aviation industry meet its goal of carbon neutral growth after 2020, has not been completely identified. Schemes to reduce emissions such as the E.U. ETS and CORSIA could favor younger, more fuel efficient aircraft since they generally produce lower levels of emissions per passenger, which could adversely affect our ability to remarket or otherwise dispose of less efficient aircraft on a timely basis, at favorable terms, or at all. Concerns over global warming also could result in more stringent limitations on the operation of aircraft. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant, which would negatively affect our financial condition, cash flow and results of operations. Further, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in a negative impact on their financial conditions. For example, the United Kingdom doubled its air passenger duties in 2007, in recognition of the environmental costs of air travel. Consequently, such compliance may affect lessees’ ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

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

Changes in tax laws could negatively affect our financial condition, cash flow and results of operations.

Tax laws and the practice of the local tax authorities in the jurisdictions in which we reside, in which we conduct activities or operations, or where our aircraft or lessees of our aircraft are located may change in the future. Such changes in tax law or practice could result in additional taxes for us or our shareholders.

We are subject to various risks and requirements associated with transacting business in foreign countries which would negatively affect our cash flow and results of operations.

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), which may also apply to us. Under these laws and regulations, the government may require export licenses, may impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs.  Any failure to implement changes consistent with such restrictions may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could negatively impact our business, operating results, and financial condition.

Sanctions targeting Cuba, Syria and North Korea prohibit most activity in those countries or with the governments of those countries, including aircraft sale and leasing transactions. Further, events in Ukraine and Crimea have resulted in the E.U. and the United States imposing targeted sanctions on Russia and Ukraine and certain businesses, sectors and individuals in Russia and Ukraine, including the airline industry. For instance, the United States has imposed restrictions prohibiting U.S. individuals and entities, including their foreign branches, from providing financial services or assistance in the form of new equity or debt with certain maturities to specified Russian individuals and entities and any entity in which such listed persons hold a 50 percent or greater interest, or from engaging in any dealing with other specified Russian and Ukrainian individuals and any entity in which such listed persons hold a 50 percent or greater interest.  Most transactions with the Crimea region of Ukraine, or involving a Crimean entity or individual are also prohibited under the current Russia/Ukraine sanctions program.  Additionally, the E.U. has enacted similar restrictions in which citizens of E.U. member states and corporations domiciled in E.U. member states are prohibited from dealing with financial instruments having a maturity greater than 30 days with certain Russian entities. Russia has imposed its own sanctions on certain individuals in the United States and may impose other sanctions on the United States and the E.U. and/or certain businesses or individuals from these regions. We cannot assure you that the current sanctions or any further sanctions imposed by the E.U., the United States or other international interests will not adversely affect our operations.

In 2016, the United States and E.U. lifted certain nuclear-related secondary sanctions as provided by the Joint Comprehensive Plan of Action (“JCPOA”) with Iran. Among other things, the JCPOA resulted in a favorable licensing policy for the sale or lease of civil passenger aircraft to most Iranian airlines. The United States announced its withdrawal from the JCPOA in 2018, and such licenses are no longer available for U.S. entities or for aircraft containing more than 10 percent controlled U.S. content. Most transactions with Iran, the government of Iran, any person in Iran, or with a business partner in a third country where the transaction is intended to benefit Iran are prohibited, including aircraft sale and lease transactions.

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

A cyberattack that bypasses our information technology, or IT, security systems or the IT security systems of our third party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

Parts of our business depend on the secure operation of our IT systems and the IT systems of our third party providers to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack that bypasses our IT security systems or the IT security systems of our third party providers, causing an IT security breach, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liability. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks.

Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business.

The laws and regulations relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal, disclosure, security and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the U.S., Europe (including but not limited to the E.U.’s General Data Protection Regulation) and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate have become increasingly burdensome and complex, and are likely to continue to be so for the foreseeable future. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil, or criminal liability, as well as reputational harm to us and our employees.

Material damage to, or interruptions in, our IT systems or the IT systems of our third party providers as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have an adverse effect on our business or results of operations.

We depend largely upon our IT systems and the IT systems of our third party providers in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our IT systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our information systems may have an adverse effect on our business or results of operations.

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

Current dividends may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of aircraft investments, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, interest rate coverage and other financial tests in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our debt agreements; legal restrictions on the payment of dividends; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common stock. In the future we may choose not to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may negatively affect our share price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2018, our operating lease portfolio consisted of 275 aircraft, comprised of 207 narrowbody jet aircraft and 68 widebody jet aircraft, with a weighted average age of 3.8 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio, excluding one aircraft currently off lease, as of December 31, 2018, updated through February 21, 2019:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A319-100	—	—	1	—	—	—	1
Airbus A320-200	—	8	3	3	6	15	35
Airbus A320-200neo	—	—	—	—	—	6	6
Airbus A321-200	—	2	1	1	8	22	34
Airbus A321-200neo	—	1	1	—	—	12	14
Airbus A330-200	2	—	1	2	3	7	15
Airbus A330-300	—	—	—	2	1	2	5
Airbus A330-900neo	—	—	—	—	—	1	1
Airbus A350-900	—	—	—	—	—	6	6
Boeing 737-700	1	—	1	—	2	—	4
Boeing 737-800	2	3	9	11	13	60	98
Boeing 737-8 MAX	—	—	—	—	—	14	14
Boeing 777-200ER	—	—	—	1	—	—	1
Boeing 777-300ER	—	—	3	4	4	13	24
Boeing 787-9	—	—	—	—	—	15	15
Embraer E190	—	1	—	—	—	—	1
Total	5	15	20	24	37	173	274

Commitments

As of December 31, 2018, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $26.3 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in, among other items, actual inflation and the final cost of buyer furnished equipment.

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A320/321neo(1)	25	40	22	25	25	—	137
Airbus A330-900neo	9	2	5	6	2	—	24
Airbus A350-900/1000	4	3	6	3	2	—	18
Boeing 737-7/8/9 MAX	28	28	34	34	25	5	154
Boeing 787-9/10	12	10	8	9	—	—	39
Total(2)	78	83	75	77	54	5	372

(1) Our Airbus A320/321neo aircraft orders include 57 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase two used Airbus A330-300 aircraft from a third party, which are scheduled for delivery in 2019.

In addition to our commitments, as of December 31, 2018, we had options to acquire up to five A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Airbus previously informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2019 and 2020.  The delays have been reflected in our commitment schedules above; however, we anticipate additional delivery delays not currently reflected in the schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of February 21, 2019, none of our lease contracts were subject to cancellation.

We purchase new aircraft pursuant to binding purchase agreements with each of Airbus and Boeing. These agreements establish pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix, configuration and delivery dates of aircraft types that we ultimately acquire.

New Lease Placements

Our current lease placements are progressing well and are in line with our expectations. The following table shows the number of new aircraft scheduled to be delivered through 2024 as of December 31, 2018, along with the lease placements of such aircraft as of February 21, 2019:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2019	78	78	100.0%
2020	83	69	83.1%
2021	75	22	29.3%
2022	77	11	14.3%
2023	54	—	—%
Thereafter	5	—	—%
Total	372	180

Our lease commitments for the 78 aircraft to be delivered in 2019 are comprised of 75 binding leases and three non-binding letters of intent. Our lease commitments for 69 of the 83 aircraft to be delivered in 2020 are comprised of 59 binding leases and 10 non-binding letters of intent. Our lease commitments for 22 of the 75 aircraft to be delivered in 2021 are comprised of 13 binding leases and nine non-binding letters of intent. Finally, our lease commitments for 11 of the 77 aircraft to be delivered in 2022 are comprised of six binding leases and five non-binding letters of intent. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. We also lease offices at 22 Earlsfort Terrace, Dublin 2, Ireland. We do not own any real estate. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2018, there were 110,949,850 shares of Class A common stock outstanding held by approximately 226 holders of record.

Dividends

The following table sets forth the dividends declared for the years ended December 31, 2018, 2017 and 2016:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Dividends declared per share	$0.430	$0.325	$0.225

The Board of Directors approved a quarterly cash dividend in 2018 and expects to continue approving a quarterly cash dividend of $0.13 per share for the foreseeable future, However, our cash dividend policy can be changed at any time at the discretion of our Board of Directors.  On February 20, 2019, our Board of Directors approved a quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend will be paid on April 10, 2019 to holders of record of our common stock as of March 20, 2019.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation plans
	issued upon exercise of	price of outstanding	(excluding securities
Plan Category	outstanding options	options	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,620,295	$20.40	5,643,135
Equity compensation plans not approved by security holders	—	—	—
Total	2,620,295	$20.40	5,643,135

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index and a customized peer group. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of December 31, 2013, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the peer group and in the S&P Midcap 400 Index and in the Russell 2000 Index on December 31, 2013, and the relative performance of each is tracked through December 31, 2018. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2018

$200
$150
$100
$50
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
Air Lease Corporation
S&P Midcap 400 Index
Russell 2000 Index
Peer Group

Company Purchases of Stock

The Company did not purchase any shares of its Class A common stock during 2018.

Unregistered Sales of Equity Securities and Use of Proceeds

All equity securities sold by the Company during the year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended, have previously been reported on the Company's Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed during the year ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share amounts)
Operating data:
Rentals of flight equipment	$1,631,200	$1,450,735	$1,339,002	$1,174,544	$991,241
Aircraft sales, trading and other	48,502	65,645	80,053	48,296	59,252
Total revenues	1,679,702	1,516,380	1,419,055	1,222,840	1,050,493
Expenses(1)	1,039,564	906,850	838,817	829,887	655,717
Income before taxes	640,138	609,530	580,238	392,953	394,776
Income tax (expense)/benefit(2)	(129,303)	146,622	(205,313)	(139,562)	(138,778)
Net income	$510,835	$756,152	$374,925	$253,391	$255,998

Net income per share:
Basic	$4.88	$7.33	$3.65	$2.47	$2.51
Diluted	$4.60	$6.82	$3.44	$2.34	$2.38

Weighted average shares outstanding:
Basic	104,716,301	103,189,175	102,801,161	102,547,774	102,142,828
Diluted	112,363,331	111,657,564	110,798,727	110,628,865	110,192,771

Other financial data:
Pre-tax profit margin	38.1%	40.2%	40.9%	32.1%	37.6%
Adjusted net income before income taxes(3)	$690,322	$657,838	$622,871	$507,982	$438,596
Adjusted margin before income taxes(3)	41.1%	43.4%	44.1%	41.7%	41.8%
Adjusted diluted earnings per share before income taxes(3)	$6.20	$5.94	$5.67	$4.64	$4.03
Pre-tax return on equity	14.3%	16.2%	18.1%	13.6%	14.9%
Adjusted pre-tax return on equity(3)	15.5%	17.5%	19.5%	17.5%	16.6%

Cash dividends declared per share:	$0.430	$0.325	$0.225	$0.170	$0.130

Cash flow data:
Net cash flows provided by (used in):
Operating activities	$1,254,101	$1,059,713	$1,020,078	839,795	769,018
Investing activities	(3,384,820)	(2,143,951)	(2,005,516)	(2,152,801)	(1,805,657)
Financing activities(4)	2,145,435	1,101,718	1,103,037	1,195,921	969,446

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands, except aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$15,707,110	$13,280,250	$12,041,925	$10,813,475	$8,953,804
Total assets	18,481,808	15,614,164	13,975,616	12,355,098	10,691,180
Total debt, net of discounts and issuance costs	11,538,905	9,698,785	8,713,874	7,712,421	6,630,758
Total liabilities	13,674,908	11,486,722	10,593,429	9,335,186	7,919,118
Shareholders’ equity	4,806,900	4,127,442	3,382,187	3,019,912	2,772,062
Other operating data:
Aircraft lease portfolio at period end:
Owned	275	244	237	240	213
Managed	61	50	30	29	17

(1)	Expenses for the year ended December 31, 2015 included settlement expense of $72.0 million.
(2)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification (“ASC”) 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted.  As a result of the Tax Reform Act, we recorded a tax benefit of $354.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017.

(3)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted margin before income taxes (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries), adjusted pre-tax return on equity (defined as adjusted net income before income taxes divided by average shareholders' equity) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, pre-tax return on equity and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes do not reflect our cash expenditures or changes in our cash requirements for our working capital needs.  In addition, our calculation of adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes may differ from the adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Year Ended
	December 31,
	2018	2017	2016	2015	2014
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$510,835	$756,152	$374,925	$253,391	$255,998
Amortization of debt discounts and issuance costs	32,706	29,454	30,942	30,507	27,772
Stock-based compensation	17,478	19,804	16,941	17,022	16,048
Settlement	—	—	—	72,000	—
Insurance recovery on settlement	—	(950)	(5,250)	(4,500)	—
Provision for income taxes	129,303	(146,622)	205,313	139,562	138,778
Adjusted net income before income taxes	$690,322	$657,838	$622,871	$507,982	$438,596

Reconciliation of denominator of adjusted margin before income taxes:
Total revenues	1,679,702	1,516,380	1,419,055	1,222,840	1,050,493
Insurance recovery on settlement	—	(950)	(5,250)	(4,500)	—
Total revenues, excluding insurance recovery on settlement	1,679,702	1,515,430	1,413,805	1,218,340	1,050,493
Adjusted margin before income taxes	41.1%	43.4%	44.1%	41.7%	41.8%

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2018	2017	2016	2015	2014
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$510,835	$756,152	$374,925	$253,391	$255,998
Amortization of debt discounts and issuance costs	32,706	29,454	30,942	30,507	27,772
Stock-based compensation	17,478	19,804	16,941	17,022	16,048
Settlement	—	—	—	72,000	—
Insurance recovery on settlement	—	(950)	(5,250)	(4,500)	—
Provision for income taxes	129,303	(146,622)	205,313	139,562	138,778
Adjusted net income before income taxes	$690,322	$657,838	$622,871	$507,982	$438,596
Assumed conversion of convertible senior notes	6,219	5,842	5,780	5,806	5,811
Adjusted net income before income taxes plus assumed conversions	$696,541	$663,680	$628,651	$513,788	$444,407
Weighted-average diluted shares outstanding	112,363,331	111,657,564	110,798,727	110,628,865	110,192,771
Adjusted diluted earnings per share before income taxes	$6.20	$5.94	$5.67	$4.64	$4.03

The following table shows the reconciliation of net income to adjusted pre-tax return on equity (in thousands, except percentages):

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(unaudited)
Reconciliation of net income to adjusted pre-tax return on equity:
Net income	$510,835	$756,152	$374,925	$253,391	$255,998
Amortization of debt discounts and issuance costs	32,706	29,454	30,942	30,507	27,772
Stock-based compensation	17,478	19,804	16,941	17,022	16,048
Settlement	—	—	—	72,000	—
Insurance recovery on settlement	—	(950)	(5,250)	(4,500)	—
Provision for income taxes	129,303	(146,622)	205,313	139,562	138,778
Adjusted net income before income taxes	$690,322	$657,838	$622,871	$507,982	$438,596

Shareholders' equity as of the beginning of the period	$4,127,442	$3,382,187	$3,019,912	$2,772,062	$2,523,434
Shareholders' equity as of the end of the period	4,806,900	4,127,442	3,382,187	3,019,912	2,772,062
Average shareholders' equity	$4,467,171	$3,754,815	$3,201,050	$2,895,987	$2,647,748

Adjusted pre-tax return on equity	15.5%	17.5%	19.5%	17.5%	16.6%

(4)  Net cash flows provided by financing activities includes the effects of ASU No. 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230): Restricted Cash” where the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows are presented. The Company adopted ASU 2016-18 retrospectively as of January 1, 2018.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains of our aircraft sales and trading activities and our management fees.

During the year ended December 31, 2018, we purchased and took delivery of 37 aircraft from our new order pipeline, purchased nine incremental aircraft and sold 15 aircraft, ending the period with a total of 275 aircraft with a net book value of $15.7 billion.  The weighted average lease term remaining on our operating lease portfolio was 6.8 years and the weighted average age of our fleet was 3.8 years as of December 31, 2018.  Our fleet grew by 18.3% based on net book value of $15.7 billion as of December 31, 2018 compared to $13.3 billion as of December 31, 2017. In addition, we had a managed fleet of 61 aircraft as of December 31, 2018, compared to a managed fleet of 50 aircraft as of December 31, 2017.  We have a globally diversified customer base comprised of 94 airlines in 56 countries. As of February 21, 2019, all aircraft in our operating lease portfolio, except for one aircraft, were subject to lease agreements.

During 2018, we increased our total commitments with Boeing and Airbus by a net 41 aircraft and added 45 option orders to acquire aircraft. As of December 31, 2018, we had commitments to purchase 372 aircraft from Boeing and Airbus for delivery through 2024, with an estimated aggregate commitment of $26.3 billion.  We ended 2018 with $25.7 billion in committed minimum future rental payments and placed 72% of our order book on long-term leases for aircraft delivering through 2021.  This includes $11.8 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.9 billion in minimum future rental payments related to aircraft which will deliver between 2019 and 2022.

During the year ended December 31, 2018, we sold a total of 15 aircraft for proceeds of $407.8 million. In August 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), an asset-backed securities platform which facilitates the sale and continued management of aircraft assets to investors. During the year ended December 31, 2018, we completed the sales of 12 of these aircraft from our operating lease portfolio to Thunderbolt II. Our non-controlling interest in Thunderbolt II is 5.1%. All of the aircraft in Thunderbolt II's portfolio will be managed by us. As of December 31, 2018, we had six aircraft, with a carrying value of $241.6 million, which were classified as held for sale and included in Flight equipment subject to operating leases on our Consolidated Balance Sheets. We expect the sale of the remaining six aircraft to be completed in 2019.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or other forms of secured financing. In 2018, we issued a total of $3.03 billion in senior unsecured notes bearing interest at fixed rates ranging from 2.50% to 4.625% with one note bearing interest at a floating rate of LIBOR plus 1.125%, with maturities ranging from 2021 to 2028. In addition, we increased our unsecured revolving credit facility capacity to approximately $4.6 billion, representing a 21.7% increase from 2017 and extended the final maturity to May 5, 2022 with an interest of LIBOR plus 1.05%. We ended 2018 with total debt outstanding, net of discounts and issuance costs, of $11.5 billion, of which 86.4% was at a fixed rate and 96.5% of which was unsecured.  As of December 31, 2018, our composite cost of funds was 3.46%.

In 2018, total revenues increased by 10.8% to $1.7 billion, compared to 2017.  The increase in our total revenues is primarily due to the $2.4 billion increase in the net book value of our operating lease portfolio. Income before taxes increased 5.0% to $640.1 million for the year ended December 31, 2018 as compared to $609.5 million for the year ended December 31, 2017.  The increase in our income before taxes was principally driven by the continued growth of our fleet, partially offset by a reduction of our aircraft sales and trading activity.  Our pre-tax profit margin for the year ended December 31, 2018 was 38.1% as compared to 40.2% for the year ended December 31, 2017.

During the year ended December 31, 2018, our net income was $510.8 million, or $4.60 per diluted share compared to $756.2 million, or $6.82 per diluted share for the year ended December 31, 2017. The decrease was primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), which was effective beginning January 1, 2018, which resulted in a tax benefit of $354.1 million, or $3.17 per diluted share during the year ended December 31, 2017.  This decrease in net income was partially offset by the continued growth in our fleet.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2018 was $690.3 million or $6.20 per diluted share, compared to $657.8 million, or $5.94 per diluted share for the year ended December 31, 2017. The increase in our adjusted net income before income taxes was principally driven by the continued growth of our fleet, partially offset by a reduction of our aircraft sales and trading activity. Our adjusted margin before income taxes for the year ended December 31, 2018 was 41.1% compared to 43.4% for the year ended December 31, 2017.  Adjusted net income before income taxes, adjusted margin before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by Generally Accepted Accounting Principles (“GAAP”).  See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income.

Our Fleet

We have continued to build one of the world’s youngest operating lease portfolios, including some of the most fuel-efficient commercial jet transport aircraft. Our fleet, based on net book value, increased by 18.3%, to $15.7 billion as of December 31, 2018, compared to $13.3 billion as of December 31, 2017. During the year ended December 31, 2018, we took delivery of 37 aircraft from our new order pipeline, purchased nine incremental aircraft and sold 15 aircraft, ending the year with a total of 275 aircraft. Our weighted average fleet age and weighted average remaining lease term as of December 31, 2018 were 3.8 years and 6.8 years, respectively. We also managed 61 aircraft as of December 31, 2018.

Portfolio metrics of our fleet as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Aggregate net book value	$15.7 billion	$13.3 billion
Weighted average fleet age(1)	3.8 years	3.8 years
Weighted average remaining lease term(1)	6.8 years	6.8 years

Owned fleet	275	244
Managed fleet	61	50
Aircraft on order	372	368
Aircraft purchase options(2)	50	5
Total	758	667

Current fleet contracted rentals	$11.8 billion	$10.1 billion
Committed fleet rentals	$13.9 billion	$13.3 billion
Total committed rentals	$25.7 billion	$23.4 billion

(1) Weighted‑average fleet age and remaining lease term calculated based on net book value.
(2)

As of December 31, 2018, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft. As of December 31, 2017, we had options to acquire up to five Airbus A350-1000 aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline's principal place of business as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
	(in thousands, except percentages)
Europe	$4,692,341	29.9%	$4,205,431	31.7%
Asia (excluding China)	3,846,785	24.5%	2,981,339	22.4%
China	2,663,903	17.0%	2,720,124	20.5%
The Middle East and Africa	1,952,900	12.4%	1,481,825	11.2%
Central America, South America, and Mexico	1,078,900	6.9%	926,732	7.0%
U.S. and Canada	757,884	4.8%	599,367	4.5%
Pacific, Australia, and New Zealand	714,397	4.5%	365,432	2.7%
Total	$15,707,110	100.0%	$13,280,250	100.0%

The following table sets forth the number of aircraft we owned by aircraft type as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Number of		Number of
Aircraft type	Aircraft(1)	% of Total	Aircraft(1)	% of Total
Airbus A319-100	1	0.4%	1	0.4%
Airbus A320-200	35	12.7%	40	16.4%
Airbus A320-200neo	6	2.2%	5	2.1%
Airbus A321-200	34	12.4%	29	11.9%
Airbus A321-200neo	14	5.1%	5	2.1%
Airbus A330-200	15	5.4%	15	6.1%
Airbus A330-300	5	1.8%	5	2.1%
Airbus A330-900neo	1	0.4%	—	—%
Airbus A350-900	6	2.2%	2	0.8%
Boeing 737-700	4	1.4%	3	1.2%
Boeing 737-800	98	35.6%	102	41.8%
Boeing 737-8 MAX	14	5.1%	2	0.8%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	8.7%	24	9.8%
Boeing 787-9	15	5.4%	8	3.3%
Embraer E190	1	0.4%	1	0.4%
Total	275	100.0%	244	100.0%

(1)	As of December 31, 2018, we had six aircraft held for sale. We did not have any aircraft held for sale as of December 31, 2017.

As of December 31, 2018, we had commitments to purchase 372 new aircraft for delivery through 2024, with an estimated aggregate purchase price (including adjustments for inflation) of $26.3 billion, for delivery as follows:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A320/321neo(1)	25	40	22	25	25	—	137
Airbus A330-900neo	9	2	5	6	2	—	24
Airbus A350-900/1000	4	3	6	3	2	—	18
Boeing 737-7/8/9 MAX	28	28	34	34	25	5	154
Boeing 787-9/10	12	10	8	9	—	—	39
Total(2)	78	83	75	77	54	5	372

(1)	Our Airbus A320/321neo aircraft orders include 57 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase two used Airbus A330-300 aircraft from a third party, which are scheduled for delivery in 2019.

In addition to our commitments, as of December 31, 2018, we had options to acquire up to five A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Airbus previously informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2019 and 2020.  The delays have been reflected in our commitment schedules above; however, we anticipate additional delivery delays not currently reflected in the schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of February 21, 2019, none of our lease contracts were subject to cancellation.

Our lease placements are progressing in line with expectations. The following table shows the number of new aircraft scheduled to be delivered as of December 31, 2018, along with the lease placements of such aircraft as of February 21, 2019:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2019	78	78	100.0%
2020	83	69	83.1%
2021	75	22	29.3%
2022	77	11	14.3%
2023	54	—	—%
Thereafter	5	—	—%
Total	372	180

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) reported passenger traffic for the year 2018 grew 6.5% compared to 2017. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased.  The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

The success of the commercial airline industry is linked to the strength of global economic development, which may be negatively impacted by macroeconomic conditions, geopolitical and policy risks. From time to time, our airline customers may face financial difficulties which, in some instances, may include bankruptcy. Nevertheless, across a variety of global economic conditions, the leasing industry has remained resilient over time. We remain optimistic about the long-term growth prospects for air transportation. We see a growing demand for aircraft leasing in the broader industry and a role for us in helping airlines modernize their fleets to support the growth of the airline industry. However, with the growth in aircraft leasing and aircraft investments worldwide, we are witnessing an increase in competition among aircraft lessors resulting in more variation in lease rates.

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity and debt financings. We have structured ourselves with the goal to maintain investment grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We have in the past, and we may in the future, utilize export credit financing in support of our new aircraft deliveries, to a limited extent.

We ended 2018 with total debt outstanding, net of discounts and issuance costs, of $11.5 billion compared to $9.7 billion in 2017. Our unsecured debt outstanding increased to $11.3 billion as of December 31, 2018 from $9.3 billion as of December 31, 2017. Our unsecured debt as a percentage of total debt increased to 96.5% as of December 31, 2018 from 94.6% as of December 31, 2017.

We increased our cash flows from operations by 18.3% or $194.4 million to $1.3 billion in 2018, as compared to $1.1 billion in 2017. Our cash flows from operations increased primarily because of the continued growth of our fleet.  Our cash flow used in investing activities was $3.4 billion for the year ended December 31, 2018, which increased primarily from the purchase of aircraft, partially offset by proceeds on the sale of aircraft.  Our cash flow provided by financing activities was $2.1 billion for the year ended December 31, 2018, which resulted primarily from the net proceeds received from the issuance of our unsecured notes in 2018, partially offset by the repayment of outstanding debt.

We ended 2018 with available liquidity of $4.3 billion which is comprised of unrestricted cash of $300.1 million and undrawn balances under our unsecured revolving credit facility of $4.0 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for 2019 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activities, and debt financings. Our debt financing plan will remain focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. In addition, we have in the past, and we may in the future, utilize export credit financing in support of our new aircraft deliveries, to a limited extent.

We believe that, as of December 31, 2018, we were in compliance with all covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of certain financings.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Debt

Our debt financing was comprised of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands, except percentages)
Unsecured
Senior notes	$10,043,445	$8,019,871
Term financings	607,340	203,704
Revolving credit facility	602,000	847,000
Convertible senior notes	—	199,983
Total unsecured debt financing	11,252,785	9,270,558
Secured
Term financings	371,203	484,036
Export credit financing	38,265	44,920
Total secured debt financing	409,468	528,956

Total debt financing	11,662,253	9,799,514
Less: Debt discounts and issuance costs	(123,348)	(100,729)
Debt financing, net of discounts and issuance costs	$11,538,905	$9,698,785
Selected interest rates and ratios:
Composite interest rate(1)	3.46%	3.20%
Composite interest rate on fixed rate debt(1)	3.42%	3.27%
Percentage of total debt at fixed rate	86.41%	85.42%

(1)	This rate does not include the effect of upfront fees, undrawn fees or issuance cost amortization.

Senior unsecured notes (including Medium-Term Note Program)

We issued $2.95 billion in aggregate principal amount of senior unsecured notes during 2018, comprised of (i) $700.0 million in aggregate principal amount of 3.500% notes due 2022; (ii) $500.0 million in aggregate principal amount of 4.625% notes due 2028; (iii) $500.0 million in aggregate principal amount of 3.875% notes due 2023; (iv) $550.0 million in aggregate principal amount of 2.50% notes due 2021; and (v) $700.0 million in aggregate principal amount of 3.250% notes due 2025.

In November 2018, we also issued $75.0 million aggregate principal amount of senior unsecured notes due 2022 in a private placement that was not registered with the Securities and Exchange Commission, bearing interest at LIBOR plus a margin of 1.125% per year.

Furthermore, on November 20, 2018, we established a Medium-Term Note Program, under which we may issue, from time to time, up to $15.0 billion of debt securities designated as our Medium-Term Notes, Series A.  In January 2019, we issued $700.0 million in aggregate principal amount of 4.250% Medium-Term Notes, Series A, due February 1, 2024 under our Medium-Term Note Program.

As of December 31, 2018, we had $10.0 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.1 years to 9.8 years and bearing interest at fixed rates ranging from 2.125% to 7.375% with one note bearing interest at a floating rate of LIBOR plus 1.125%. As of December 31, 2017, we had $8.0 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

Public senior notes (including Medium-Term Note Program).  Of our $10.0 billion aggregate principal amount of senior unsecured notes outstanding as of December 31, 2018, approximately $9.7 billion of such notes have been registered with the SEC.  All of our public senior notes may be redeemed at our option in part or in full at any time and from time to time prior to maturity at the redemption prices specified in such public senior notes. Our public senior notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a “change of control repurchase event” (as defined in the applicable indenture or supplemental indenture) occurs.

Of the $9.7 billion in aggregate principal amount of public senior notes outstanding as of December 31, 2018, approximately $9.3 billion in aggregate principal amount of public senior notes were issued during or after November 2013.  Each of the indentures and the applicable supplemental indentures governing these public senior notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

For the approximately $400.0 million in aggregate principal amount of public senior notes outstanding as of December 31, 2018 that were issued prior to November 2013, the indenture and applicable supplemental indenture governing these public senior notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets and interest coverage, and other additional covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, (ii) limit our ability and the ability of our subsidiaries to alter their lines of business, and engage in affiliate transactions; (iii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iv) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge, or sell all or substantially all of our or its assets. The financial maintenance covenant relating to interest coverage and the covenants that limit our payment of dividends on, or purchases of, certain equity interests and prepayments of subordinated indebtedness are suspended at any time when such public senior notes have an “investment grade rating” (as defined in the applicable indenture), which was the case as of December 31, 2018.

The covenants contained in all of the indentures and applicable supplemental indentures governing our public senior notes are subject to a number of important exceptions and qualifications set forth in the applicable indenture, including, with respect to the indenture governing our public senior notes issued before November 2013, the covenant suspension described above. We believe that, as of December 31, 2018, we were in compliance with all covenants contained in the indentures governing our public senior notes. In addition, the indentures and the applicable supplemental indentures governing all of our public senior notes outstanding as of December 31, 2018 also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures and supplemental indentures may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in such indentures and supplemental indentures.

On November 20, 2018, we established a Medium-Term Note Program, under which we may issue, from time to time, up to $15.0 billion of debt securities designated as our Medium-Term Notes, Series A.  In January 2019, we issued $700.0 million aggregate principal amount of 4.250% Medium-Term Notes, Series A, due February 1, 2024 under our Medium-Term Note Program.

Private placement notes.  As of December 31, 2018, we had approximately $318.4 million of notes that have not been registered with the SEC and are governed by various purchase agreements.  Our private placement notes, like our public senior notes, may be redeemed at our option in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our private placement notes also require us to offer to purchase all of the notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest if a “change of control repurchase event” (as defined in the applicable purchase agreement) occurs.

The purchase agreements governing our private placement notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets, interest coverage, and consolidated leverage ratio. In addition, the purchase agreements contain covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, alter their lines of business, and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications set forth in the applicable purchase agreement, including, with respect to the purchase agreement governing certain tranches of our private placement notes, the suspension of the financial maintenance covenant relating to interest coverage and the covenants that limit our ability to pay dividends on or purchase certain equity interests and prepay subordinated indebtedness when the private placement notes governed by such purchase agreement have an “investment grade rating” (as defined in the applicable purchase agreement). As of December 31, 2018, all of our private placement notes were investment grade rated as defined in the applicable purchase agreements. We believe that, as of December 31, 2018, we were in compliance with all covenants contained in the purchase agreements governing our private placement notes.

The purchase agreements also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant purchase agreement may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the purchase agreements.

Unsecured term financings

From time to time, we enter into unsecured term facilities. During 2018, we entered into three additional unsecured term facilities aggregating $553.0 million, including (i) a $518.0 million term facility with a term of four years and bearing interest at a floating rate of LIBOR plus 1.125%, which varies based on our credit rating; (ii) a $20.0 million term facility with a term of four years and bearing interest at a rate of LIBOR plus 0.950%, which varies based on our credit rating; and (iii) a $15.0 million term facility with a term of five years and bearing interest at a fixed rate of 3.50%.

The outstanding balance on our unsecured term facilities as of December 31, 2018 was $607.3 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and two facilities bearing interest at floating rates ranging from LIBOR plus 0.950% to LIBOR plus 1.125%. As of December 31, 2018, the remaining maturities of all unsecured term facilities ranged from approximately 0.1 years to approximately 4.5 years.  As of December 31, 2017, the outstanding balance on our unsecured term facilities was $203.7 million, bearing interest rates at fixed rates ranging from 2.75% to 3.50% and one facility bearing interest at a floating rate of LIBOR plus 1.00%.

Unsecured revolving credit facility

We have a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014 (as amended, modified and supplemented thereafter), with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. As of December 31, 2018, the unsecured revolving credit facility provides us with financing capacity of up to $4.6 billion subject to the terms and conditions set forth therein. Lenders hold revolving commitments totaling approximately $4.2 billion that mature on May 5, 2022, commitments totaling $20.0 million that mature on May 5, 2021, commitments totaling $93.0 million that mature on May 5, 2020, and commitments totaling $275.0 million that mature on May 5, 2019. The unsecured revolving credit facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to $5.5 billion under certain circumstances.

As of December 31, 2018, borrowings under the unsecured revolving credit facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 20 basis points per year (also subject to increases or decreases based on declines in the credit ratings for our debt) in respect of total commitments under the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

The total amount outstanding under our unsecured revolving credit facility was $602.0 million and $847.0 million as of December 31, 2018 and December 31, 2017, respectively.

The unsecured revolving credit facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness, and our subsidiaries’ abilities to engage in certain mergers, consolidations, and asset sales. The unsecured revolving credit facility also requires us to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including a maximum consolidated leverage ratio, minimum consolidated shareholders’ equity, and minimum consolidated unencumbered assets, as well as an interest coverage test that will be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility).  As of December 31, 2018, such investment grade rating as defined in the unsecured revolving credit facility was achieved. We believe, as of December 31, 2018, we were in compliance with all covenants contained in our unsecured revolving credit facility. In addition, the unsecured revolving credit facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the unsecured revolving credit facility and require immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the credit agreement governing the unsecured revolving credit facility.

In February 2019, we entered into agreements to increase our revolving unsecured bank commitments by $135.0 million to $4.7 billion.

Convertible senior notes

In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. During the year ended December 31, 2018, $199.8 million in aggregate principal amount of the convertible notes were converted at a weighted average price of $29.22 per share, resulting in the issuance of 6,838,546 shares of our Class A Common Stock.  The remaining $151,000 aggregate outstanding principal amount of the Convertible Notes matured on December 1, 2018.

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

The secured term facilities contain customary covenants for financings of these types, including covenants that limit the borrowers’ actions to those of special purpose entities engaged in the ownership and leasing of a particular aircraft and restrict their ability to incur, create, or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions, and to engage in certain mergers, consolidations and asset sales. The secured term facilities also contain limitations on our ability to transfer the equity interests of such subsidiaries or to incur, create or assume liens on such equity interests or the collateral securing such secured term facilities. Certain of the facilities require us to comply with certain financial maintenance covenants. In addition, the secured term facilities contain customary events of default for such financings. In the case of an event of default, the lenders may require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreements governing the secured term facilities. We believe, as of December 31, 2018, we were in compliance with the covenants contained in our secured term facilities.

As of December 31, 2018, the outstanding balance on our secured term facilities was $371.2 million and we had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2018 was comprised of a $0.5 million fixed rate debt facility with an interest rate of 4.58% and $370.7 million of floating rate debt with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%.  As of December 31, 2018, the remaining maturities of all secured term facilities ranged from approximately 0.1 years to approximately 4.5 years.

As of December 31, 2017, the outstanding balance on our secured term facilities was $484.0 million and we had pledged 19 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2017 was comprised of a $2.6 million fixed rate debt facility with an interest rate of 4.58% and $481.5 million floating rate debt with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%.

Export credit financings

In March 2013, we issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States. The notes mature on August 15, 2024 and bear interest at a rate of 1.617% per annum. We used the proceeds of the offering to refinance a portion of the purchase price of two Boeing aircraft, which serve as collateral for the notes, and the related premium charged by Export-Import Bank for its guarantee of the notes.  As of December 31, 2018 and 2017, we had $38.3 million and $44.9 million in export credit financing outstanding, respectively.

Credit Ratings

Our investment grade credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.  Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets.

In 2018, Kroll Bond Ratings, Standard and Poor's and Fitch Ratings each reaffirmed their issuer and senior unsecured debt ratings and outlook. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable Outlook	December 14, 2018
Standard and Poor's	BBB	BBB	Stable Outlook	December 18, 2018
Fitch Ratings	BBB	BBB	Stable Outlook	July 17, 2018

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$1,631,200	$1,450,735	$1,339,002
Aircraft sales, trading, and other	48,502	65,645	80,053
Total revenues	1,679,702	1,516,380	1,419,055
Expenses
Interest	310,026	257,917	255,259
Amortization of debt discounts and issuance costs	32,706	29,454	30,942
Interest expense	342,732	287,371	286,201
Depreciation of flight equipment	581,985	508,352	452,682
Selling, general, and administrative	97,369	91,323	82,993
Stock-based compensation	17,478	19,804	16,941
Total expenses	1,039,564	906,850	838,817
Income before taxes	640,138	609,530	580,238
Income tax (expense)/benefit(1)	(129,303)	146,622	(205,313)
Net income	$510,835	$756,152	$374,925

Net income per share of Class A and B common stock
Basic	$4.88	$7.33	$3.65
Diluted	$4.60	$6.82	$3.44

Weighted-average shares outstanding
Basic	104,716,301	103,189,175	102,801,161
Diluted	112,363,331	111,657,564	110,798,727

Other financial data
Pre-tax profit margin	38.1%	40.2%	40.9%
Adjusted net income before income taxes(2)	$690,322	$657,838	$622,871
Adjusted margin before income taxes(2)	41.1%	43.4%	44.1%
Adjusted diluted earnings per share before income taxes(2)	$6.20	$5.94	$5.67
Pre-tax return on equity	14.3%	16.2%	18.1%
Adjusted pre-tax return on equity(2)	15.5%	17.5%	19.5%

(1)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification (“ASC”) 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted.  As a result of the Tax Reform Act, we recorded a tax benefit of $354.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017.

(2)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted margin before income taxes (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries), adjusted pre-tax return on equity (defined as adjusted net income before income taxes divided by average shareholders' equity) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, pre-tax return on equity and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes, are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes do not reflect our cash expenditures or changes in our cash requirements for our working capital needs.  In addition, our calculation of adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes may differ from the adjusted net income before income taxes, adjusted margin before income taxes, adjusted pre-tax return on equity and adjusted diluted earnings per share before income taxes or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted margin before income taxes (in thousands, except percentages):

	Year Ended
	December 31,
	2018	2017	2016
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes:
Net income	$510,835	$756,152	374,925
Amortization of debt discounts and issuance costs	32,706	29,454	30,942
Stock-based compensation	17,478	19,804	16,941
Insurance recovery on settlement	—	(950)	(5,250)
Provision for income taxes	129,303	(146,622)	205,313
Adjusted net income before income taxes	$690,322	657,838	622,871
Reconciliation of denominator of adjusted margin before income taxes:
Total revenues	1,679,702	1,516,380	1,419,055
Insurance recovery on settlement	—	(950)	(5,250)
Total revenues, excluding insurance recovery on settlement	1,679,702	1,515,430	1,413,805
Adjusted margin before income taxes	41.1%	43.4%	44.1%

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2018	2017	2016
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$510,835	$756,152	$374,925
Amortization of debt discounts and issuance costs	32,706	29,454	30,942
Stock-based compensation	17,478	19,804	16,941
Insurance recovery on settlement	—	(950)	(5,250)
Provision for income taxes	129,303	(146,622)	205,313
Adjusted net income before income taxes	$690,322	$657,838	$622,871
Assumed conversion of convertible senior notes	6,219	5,842	5,780
Adjusted net income before income taxes plus assumed conversions	$696,541	$663,680	$628,651
Weighted-average diluted shares outstanding	112,363,331	111,657,564	110,798,727
Adjusted diluted earnings per share before income taxes	$6.20	$5.94	$5.67

The following table shows the reconciliation of net income to adjusted pre-tax return on equity (in thousands, except percentages):

	Year Ended December 31,
	2018	2017	2016
	(unaudited)
Reconciliation of net income to adjusted pre-tax return on equity:
Net income	$510,835	$756,152	$374,925
Amortization of debt discounts and issuance costs	32,706	29,454	30,942
Stock-based compensation	17,478	19,804	16,941
Insurance recovery on settlement	—	(950)	(5,250)
Provision for income taxes	129,303	(146,622)	205,313
Adjusted net income before income taxes	$690,322	$657,838	$622,871

Shareholders' equity as of the beginning of the period	$4,127,442	$3,382,187	$3,019,912
Shareholders' equity as of the end of the period	4,806,900	4,127,442	3,382,187
Average shareholders' equity	$4,467,171	$3,754,815	$3,201,050

Adjusted pre-tax return on equity	15.5%	17.5%	19.5%

2018 Compared to 2017

Rental revenue

As of December 31, 2018, we owned 275 aircraft, with a net book value of $15.7 billion, and recorded $1.6 billion in rental revenue for the year then ended, which included overhaul revenue, net of amortization of initial direct costs, of $0.3 million. In the prior year, as of December 31, 2017, we owned 244 aircraft with a net book value of $13.3 billion and recorded $1.5 billion in rental revenue for the year ended December 31, 2017, which included overhaul revenue, net of amortization of initial direct costs, of $21.6 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $15.7 billion as of December 31, 2018 from $13.3 billion as of December 31, 2017.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $48.5 million for the year ended December 31, 2018 compared to $65.6 million for the year ended December 31, 2017. During the year ended December 31, 2018, we sold 15 aircraft from our operating lease portfolio, recording gains on aircraft sales and trading activity of $28.5 million.  During the year ended December 31, 2017, we sold 31 aircraft from our operating lease portfolio and received insurance proceeds relating to the losses of two insured aircraft, recording gains on aircraft sales and trading activity of $38.5 million.

Interest expense

Interest expense totaled $342.7 million for the year ended December 31, 2018 compared to $287.4 million for the year ended December 31, 2017. The change was primarily due to an increase in our average outstanding debt balances and an increase in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. In addition, interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $582.0 million in depreciation expense of flight equipment for the year ended December 31, 2018 compared to $508.4 million for the year ended December 31, 2017. The increase in depreciation expense for 2018 compared to 2017 was primarily attributable to the continued growth of our fleet.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $97.4 million for the year ended December 31, 2018 compared to $91.3 million for the year ended December 31, 2017. Selling, general, and administrative expense as a percentage of total revenue decreased to 5.8% for the year ended December 31, 2018 compared to 6.0% for the year ended December 31, 2017. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general, and administrative expense to continue to decrease as a percentage of our revenue.

Taxes

For the year ended December 31, 2018, we reported an effective tax rate of 20.2%, compared to -24.0% for the year ended December 31, 2017. The change in effective tax rate is primarily due to the impact of the Tax Reform Act. For the year ended December 31, 2017, we recorded an estimated net tax benefit of $354.1 million resulting from the re-measurement of our U.S. deferred tax liabilities at the new statutory rate of 21%, partially offset by other impacts of the Tax Reform Act.

Net income

For the year ended December 31, 2018, we reported consolidated net income of $510.8 million, or $4.60 per diluted share, compared to a consolidated net income of $756.2 million, or $6.82 per diluted share, for the year ended December 31, 2017. The decrease was primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act"), which was effective beginning January 1, 2018, which resulted in  a tax benefit of $354.1 million, or $3.17 per diluted share. This decrease was partially offset by the continued growth in our fleet.

Adjusted net income before income taxes

For the year ended December 31, 2018, we recorded adjusted net income before income taxes of $690.3 million, or $6.20 per diluted share, compared to an adjusted net income before income taxes of $657.8 million, or $5.94 per diluted share, for the year ended December 31, 2017.  Our adjusted net income before taxes increased due to the continued growth of our fleet, partially offset by a reduction of our aircraft sales and trading activity.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP.  See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes as a non-GAAP measure and a reconciliation of this measure to net income.

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

Taxes

For the year ended December 31, 2017, we reported an effective tax rate of -24.0%, as compared to 35.4% for the year ended December 31, 2016. The change in effective tax rate is primarily due to the impact of the Tax Reform Act. Our estimated impact of the Tax Reform Act resulted in an estimated net tax benefit of $354.1 million or $3.17 per diluted share for the year ended December 31, 2017. This resulted from the re-measurement of our U.S. deferred tax liabilities at the new statutory rate of 21%, partially offset by other impacts of the Tax Reform Act. In addition to the effects from the Tax Reform Act, we recorded a $10.9 million tax benefit from the utilization of foreign tax credits.

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

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP.  See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes as a non-GAAP measure and a reconciliation of this measure to net income.

Contractual Obligations

Our contractual obligations as of December 31, 2018 are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Long-term debt obligations	$1,083,726	$1,220,454	$1,685,961	$3,071,445	$1,870,676	$2,729,991	$11,662,253
Interest payments on debt outstanding(1)	390,024	353,259	304,142	229,860	155,096	807,585	2,239,966
Purchase commitments	6,128,796	6,065,522	5,733,510	5,243,482	2,896,500	221,130	26,288,940
Operating leases	3,358	5,558	5,795	6,201	6,396	38,909	66,217
Total	$7,605,904	$7,644,793	$7,729,408	$8,550,988	$4,928,668	$3,797,615	$40,257,376

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2018.

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

Lease revenue

We lease flight equipment principally under operating leases and report rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on our Consolidated Balance Sheets until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on our Consolidated Balance Sheets. An allowance for doubtful accounts will be recognized for past-due rentals based on management’s assessment of collectability. Our management team monitors all lessees with past due lease payments (if any) and discusses relevant operational and financial issues facing those lessees with our marketing executives in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, we will not recognize rental income for amounts due under the applicable lease contracts and will recognize revenue for such lessees on a cash basis. Should a lessee’s credit quality deteriorate, we may be required to record an allowance for doubtful accounts and/or stop recognizing revenue until cash is received.

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

Estimating when we are virtually certain that Maintenance Reserves payments will not be reimbursed requires judgments to be made as to the timing and cost of future maintenance events. In order to determine virtual certainty with respect to this contingency, our Technical Asset Management department analyzes the terms of the lease, utilizes available cost estimates published by the equipment manufacturers, and thoroughly evaluates an airline’s Maintenance Planning Document (“MPD”). The MPD describes the required inspections and the frequency of those inspections. Our Technical Asset Management department utilizes this information, combined with their cumulative industry experience, to determine when Qualifying Events are expected to occur for each relevant component of the aircraft, and translates this information into a determination of how much we will ultimately be required to reimburse to the lessee. We record the revenue from Maintenance Reserves as the aircraft is operated when we determine that a Qualifying Event will occur outside the non-cancellable lease term or after we have collected Maintenance Reserves equal to the amount that we expect to reimburse to the lessee as the aircraft is operated.

Should such estimates be inaccurate, we may be required to reverse revenue previously recognized. In addition, we will stop recognizing revenue from the Maintenance Reserves of a particular lease if we can no longer make accurate estimates with respect to such lease.

Any Maintenance Reserves or end of lease payments collected that were not reimbursed to the lessee during the term of the lease for a Qualifying Event are recognized as rental revenues at the end of the lease. Leases that contain provisions which require us to pay a portion of a lessee's costs associated with a Qualifying Event based on the usage of the aircraft and major life-limited components that were incurred prior to the current lease are recorded as lease incentives based on estimated payments we expect to pay the lessee.  These lease incentives are amortized as a reduction of rental revenues over the term of the lease.

All of our lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize all such expenditures as Selling, general, and administrative expenses in our Consolidated Statements of Income.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2018 and 2017, we had $1.6 billion and $1.4 billion in floating-rate debt, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2018 and December 31, 2017 of approximately $15.9 million and $14.3 million, respectively on an annualized basis, which would put downward pressure on our operating margins. The increase in additional interest expense the Company would incur is primarily due to an increase in the floating-rate debt outstanding as of December 31, 2018 compared to December 31, 2017.

We also have interest rate risk on our forward lease placements. This is caused by us setting a fixed lease rate at the time the lease is executed, which is generally in advance of the delivery date of the aircraft subject to such lease. The delivery date is when a majority of the financing for an aircraft is arranged. We partially mitigate the risk of an increasing interest rate environment between the lease signing date and the delivery date of the aircraft by having interest rate adjusters in a majority of our forward lease contracts which would adjust the final lease rate upward if certain benchmark interest rates are higher at the time of delivery of the aircraft than at the lease signing date.

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2018 and 2017, approximately 0.7% and 1.0% of our lease revenues were denominated in foreign currency, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

February 21, 2019

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$300,127	$292,204
Restricted cash	22,871	16,078
Flight equipment subject to operating leases	17,985,324	15,100,040
Less accumulated depreciation	(2,278,214)	(1,819,790)
	15,707,110	13,280,250
Deposits on flight equipment purchases	1,809,260	1,562,776
Other assets	642,440	462,856
Total assets	$18,481,808	$15,614,164
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$382,132	$309,182
Debt financing, net of discounts and issuance costs	11,538,905	9,698,785
Security deposits and maintenance reserves on flight equipment leases	990,578	856,140
Rentals received in advance	119,526	104,820
Deferred tax liability	643,767	517,795
Total liabilities	$13,674,908	$11,486,722
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; authorized 500,000,000 shares; 110,949,850 and 103,621,629 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,110	1,036
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,474,238	2,260,064
Retained earnings	2,331,552	1,866,342
Total shareholders’ equity	$4,806,900	$4,127,442
Total liabilities and shareholders’ equity	$18,481,808	$15,614,164

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$1,631,200	$1,450,735	$1,339,002
Aircraft sales, trading, and other	48,502	65,645	80,053
Total revenues	1,679,702	1,516,380	1,419,055
Expenses
Interest	310,026	257,917	255,259
Amortization of debt discounts and issuance costs	32,706	29,454	30,942
Interest expense	342,732	287,371	286,201
Depreciation of flight equipment	581,985	508,352	452,682
Selling, general, and administrative	97,369	91,323	82,993
Stock-based compensation	17,478	19,804	16,941
Total expenses	1,039,564	906,850	838,817
Income before taxes	640,138	609,530	580,238
Income tax (expense)/benefit	(129,303)	146,622	(205,313)
Net income	$510,835	$756,152	$374,925

Net income per share of Class A and Class B common stock:
Basic	$4.88	$7.33	$3.65
Diluted	$4.60	$6.82	$3.44
Weighted-average shares outstanding
Basic	104,716,301	103,189,175	102,801,161
Diluted	112,363,331	111,657,564	110,798,727

Dividends declared per share	$0.43	$0.33	$0.23

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A		Class B Non-Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2015	—	—	102,582,669	$1,010	—	$—	$2,227,376	$791,526	$3,019,912
Issuance of common stock upon exercise of options and warrants, vesting of restricted stock units and convertible debt conversion	—	—	452,759	—	—	—	96	—	96
Stock-based compensation expense	—	—	—	—	—	—	16,941	—	16,941
Cash dividends (declared $0.225 per share)	—	—	—	—	—	—	—	(23,140)	(23,140)
Tax withholdings on stock based compensation	—	—	(190,951)	—	—	—	(6,547)	—	(6,547)
Net income	—	—	—	—	—	—	—	374,925	374,925
Balance at December 31, 2016	—	—	102,844,477	$1,010	—	$—	$2,237,866	$1,143,311	$3,382,187
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	—	458	458
Issuance of common stock upon exercise of options and warrants, vesting of restricted stock units and convertible debt conversion	—	—	942,088	26	—	—	9,320	—	9,346
Stock-based compensation expense	—	—	—	—	—	—	19,804	—	19,804
Cash dividends (declared $0.325 per share)	—	—	—	—	—	—	—	(33,579)	(33,579)
Tax withholdings on stock based compensation	—	—	(164,936)	—	—	—	(6,926)	—	(6,926)
Net income	—	—	—	—	—	—	—	756,152	756,152
Balance at December 31, 2017	—	—	103,621,629	$1,036	—	$—	$2,260,064	$1,866,342	$4,127,442
Issuance of common stock upon exercise of options, vesting of restricted stock units and convertible debt conversion	—	—	7,497,770	75	—	—	204,244	—	204,319
Stock-based compensation expense	—	—	—	—	—	—	17,478	—	17,478
Cash dividends (declared $0.43 per share)	—	—	—	—	—	—	—	(45,625)	(45,625)
Tax withholdings on stock based compensation	—	—	(169,549)	(1)	—	—	(7,548)	—	(7,549)
Net income	—	—	—	—	—	—	—	510,835	510,835
Balance at December 31, 2018	—	—	110,949,850	$1,110	—	$—	$2,474,238	$2,331,552	$4,806,900

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Operating Activities
Net income	$510,835	$756,152	$374,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	581,985	508,352	452,682
Stock-based compensation	17,478	19,804	16,941
Deferred taxes	129,303	(146,622)	205,313
Amortization of prepaid lease costs	24,579	19,265	17,715
Amortization of discounts and debt issuance costs	32,706	29,454	30,942
Gain on aircraft sales, trading and other activity	(34,442)	(74,337)	(76,576)
Changes in operating assets and liabilities:
Other assets	(74,223)	(108,623)	(55,747)
Accrued interest and other payables	51,175	50,832	45,983
Rentals received in advance	14,705	5,436	7,900
Net cash provided by operating activities	1,254,101	1,059,713	1,020,078
Investing Activities
Acquisition of flight equipment under operating lease	(2,512,582)	(1,972,009)	(1,914,093)
Payments for deposits on flight equipment purchases	(976,101)	(773,981)	(868,091)
Proceeds from aircraft sales, trading and other activity	391,372	779,489	988,040
Acquisition of furnishings, equipment and other assets	(287,509)	(177,450)	(211,372
Net cash used in investing activities	(3,384,820)	(2,143,951)	(2,005,516)
Financing Activities
Issuance of common stock upon exercise of options and warrants	4,826	9,264	20
Cash dividends paid	(41,563)	(30,933)	(20,555)
Tax withholdings on stock-based compensation	(7,548)	(6,926)	(5,890)
Net change in unsecured revolving facilities	(245,000)	81,000	46,000
Proceeds from debt financings	3,533,885	2,183,824	2,021,966
Payments in reduction of debt financings	(1,270,505)	(1,303,499)	(1,093,910)
Debt issuance costs	(11,475)	(5,855)	(5,042)
Security deposits and maintenance reserve receipts	242,524	226,064	218,754
Security deposits and maintenance reserve disbursements	(59,709)	(51,221)	(58,306)
Net cash provided by financing activities	2,145,435	1,101,718	1,103,037
Net increase in cash	14,716	17,480	117,599
Cash, cash equivalents and restricted cash at beginning of period	308,282	290,802	173,203
Cash, cash equivalents and restricted cash at end of period	$322,998	$308,282	$290,802
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $52,817, $46,049 and $40,883 at December 31, 2018, 2017 and 2016, respectively	$332,426	$301,741	$293,969
Cash paid for income taxes	$4,264	$5,497	$1,234
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$912,075	$644,206	$873,828
Cash dividends declared, not yet paid	$14,421	$10,359	$7,714

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar‑Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2018, we owned a fleet of 275 aircraft and had 372 aircraft on order and 50 aircraft purchase options with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies, airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

Principles of consolidation

The Company consolidates financial statements of all entities in which we have a controlling financial interest, including the account of any Variable Interest Entity in which we have a controlling financial interest and for which we are the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Rental of flight equipment

The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company’s Consolidated Balance Sheets until earned. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables, as a component of Other assets on the Company’s Consolidated Balance Sheets. An allowance for doubtful accounts will be recognized for past‑due rentals based on management’s assessment of collectability. Management monitors all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis.

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Income for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines, and other major life-limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves payment made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such Qualifying Event. The Company records as Rental of flight equipment revenue, the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of Security deposits and overhaul reserves on flight equipment leases in our Consolidated Balance Sheets.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. Adopting this standard did not have a material impact to our consolidated financial statements and related disclosures. As the standard did not apply to lease contracts within the scope of FASB Accounting Standard Codification (“ASC”) 840 Leases, we evaluated the recognition of gains on sale of flight equipment under the scope of the new standard. Under ASU 2014-09, a performance obligation is satisfied, and the related revenue recognized when control of the underlying goods or services related to the performance obligation is transferred to the customer. Our performance obligation associated with the sale of flight equipment is satisfied upon delivery of the flight equipment to a customer, which is the point in time where control of the underlying flight equipment has transferred to the buyer. At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of transaction price, is recorded as a gain or loss. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

Initial direct costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating, and delivering aircraft to the Company's lessees. Amounts paid by us to lessees and/or other parties in connection with originating lease transactions are capitalized as lease incentives and are amortized over the lease term. Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such reserves. The amortization of lease incentives are recorded as a reduction of lease revenue in the Consolidated Statements of Income.

Cash, cash equivalents and restricted cash

The Company considers cash and cash equivalents to be cash on hand and highly liquid investments with original maturity dates of 90 days or less. Restricted cash consists of pledged security deposits, maintenance reserves, and rental payments related to secured aircraft financing arrangements.

The following table reconciles cash, cash equivalents and restricted cash reported in our Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$300,127	$292,204
Restricted cash	22,871	16,078
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$322,998	$308,282

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Maintenance right assets in EOL Leases represent the difference in value between the contractual right to receive an aircraft in an improved maintenance condition as compared to the maintenance condition on the acquisition date. Maintenance right liabilities exist in EOL Leases if, on the acquisition date, the maintenance condition of the aircraft is greater than the contractual return condition in the lease and the Company is required to pay the lessee in cash

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the improved maintenance condition. Maintenance right assets, net of accumulated amortization, are recorded as a component of Flight equipment subject to operating leases on the Consolidated Balance Sheets.

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

Maintenance right assets in MR Leases represent the right to receive an aircraft in an improved condition relative to the actual condition on the acquisition date. The aircraft is improved by the performance of a Qualifying Event paid for by the lessee who is reimbursed by the Company from the periodic maintenance payments that it receives.  Maintenance right assets, net of accumulated amortization, are recorded as a component of Flight equipment subject to operating leases on the Consolidated Balance Sheets.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2018, the Company purchased nine aircraft in the secondary market, two of which were subject to existing leases.  The total cost for the two aircraft was $73.3 million, which included maintenance right assets of $13.2 million.  For the year ended December 31, 2017, the Company did not purchase any aircraft in the secondary market subject to an existing lease.  As of December 31, 2018 and 2017, the Company had maintenance right assets, net of accumulated amortization of $46.4 million and $44.6 million, respectively.  Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investments

Our investment in the Blackbird Capital I, LLC (“Blackbird I”) and Blackbird Capital II, LLC (“Blackbird II”) joint ventures, where we own 9.5% of the equity of each venture, is accounted for using the equity method of accounting due to our level of influence and involvement in the joint ventures. The investments are recorded at the amount invested plus or minus our 9.5% share of net income or loss, less any distributions or return of capital received from the entities.

Our investment in Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), where we own 5.1%, is accounted for using the cost method of accounting.  The investment is recorded at the amount invested less any return of capital received from the entity.

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

Reclassifications

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the classifications in 2018.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)”.  The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In addition, in August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842”, which includes an option to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restate comparative periods in transition. In December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors”. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract and requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees. The standards will be effective for annual reporting periods beginning after December 15, 2018 for public entities and is required to be applied using the modified retrospective transition approach.

The Company will adopt the amendments to Accounting Standards Codification (“ASC”) 842 on January 1, 2019 using the Effective Date Method. As a result, the Company will continue to disclose comparative reporting periods under the previous accounting guidance, ASC 840. Based on our evaluation of the guidance, we noted that Lessor accounting is similar to the current model, but the guidance will impact us in scenarios where we are the Lessee. The Company currently expects to recognize operating lease right-of-use assets and operating lease liabilities on our Consolidated Balance Sheets in the amounts of approximately $44.9 million and approximately $51.4 million, respectively. We do not expect the impact of this standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The Company is evaluating the potential effects on the consolidated financial statements.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2018 and 2017 is summarized below:

	December 31,	December 31,
	2018	2017
	(in thousands)
Unsecured
Senior notes	$10,043,445	$8,019,871
Term financings	607,340	203,704
Revolving credit facility	602,000	847,000
Convertible senior notes	—	199,983
Total unsecured debt financing	11,252,785	9,270,558
Secured
Term financings	371,203	484,036
Export credit financing	38,265	44,920
Total secured debt financing	409,468	528,956

Total debt financing	11,662,253	9,799,514
Less: Debt discounts and issuance costs	(123,348)	(100,729)
Debt financing, net of discounts and issuance costs	$11,538,905	$9,698,785

At December 31, 2018, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including its financial covenants concerning debt-to-equity, tangible net equity, and interest coverage ratios.

The Company’s secured obligations as of December 31, 2018 and 2017 are summarized below:

	December 31,	December 31,
	2018	2017
	(in thousands, except for number of aircraft)
Nonrecourse	$167,245	$205,906
Recourse	242,223	323,050
Total	$409,468	$528,956
Number of aircraft pledged as collateral	20	21
Net book value of aircraft pledged as collateral	$1,132,111	$1,184,264

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2018, the Company had $10.0 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.1 years to 9.8 years and bearing interest at fixed rates ranging from 2.125% to 7.375% with one note bearing interest at a floating rate of LIBOR plus 1.125%. As of December 31, 2017, the Company had $8.0 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

During the year ended December 31, 2018, the Company issued $2.95 billion in aggregate principal amount of senior unsecured notes with maturity dates ranging between 2021 and 2028 and bearing interest at fixed rates ranging from 2.50% to 4.625%. In January 2018, the Company issued $1.25 billion in aggregate principal amount of unsecured notes including (i) $550.0 million due 2021 that bear interest at a rate of 2.50% and (ii) $700.0 million due 2025 that bear interest at a rate of 3.250%.  In June 2018, the Company issued $500.0 million in aggregate principal amount of

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior unsecured notes due 2023 that bear interest at a rate of 3.875%. In September 2018, the Company issued $1.2 billion in aggregate principal amount of senior unsecured notes including (i) $700.0 million due 2022 that bear interest at a rate of 3.500% and (ii) $500.0 million due 2028 at a rate of 4.625%.

In November 2018, the Company also issued $75.0 million aggregate principal amount of senior unsecured notes due 2022 in a private placement that was not registered with the Securities and Exchange Commission, bearing interest at LIBOR plus a margin of 1.125% per year.

Furthermore, on November 20, 2018, the Company established a Medium-Term Note Program, under which the Company may issue, from time to time, up to $15.0 billion of debt securities designated as its Medium-Term Notes, Series A.  The Company issued $700.0 million in aggregate principal amount of 4.250% Medium-Term Notes, Series A, due February 1, 2024 under its Medium-Term Note Program in January 2019.

Unsecured term financings

From time to time, the Company enters into unsecured term facilities. During 2018, the Company entered into three additional unsecured term facilities aggregating $553.0 million, including (i) a $518.0 million term facility with a term of four years and bearing interest at a floating rate of LIBOR plus 1.125%, which varies based on the Company’s credit rating; (ii) a $20.0 million term facility with a term of four years and bearing interest at a rate of LIBOR plus 0.950%, which varies based on the Company's credit rating; and (iii) a $15.0 million term facility with a term of five years and bearing interest at a fixed rate of 3.50%.

The outstanding balance on our unsecured term facilities as of December 31, 2018 was $607.3 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and two facilities bearing interest at floating rates ranging from LIBOR plus 0.950% to LIBOR plus 1.125%.  As of December 31, 2018, the remaining maturities of all unsecured term facilities ranged from approximately 0.1 years to approximately 4.5 years.  As of December 31, 2017, the outstanding balance on our unsecured term facilities was $203.7 million.

Unsecured revolving credit facility

The total amount outstanding under the Company's unsecured revolving credit facility was $602.0 million and $847.0 million as of December 31, 2018 and 2017, respectively.

During the first three months of 2018, we increased the aggregate capacity of our unsecured revolving credit facility by $300.0 million to $4.1 billion.

In May 2018, the Company amended and extended its four-year unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2021 to May 5, 2022 and increased the total revolving commitments to approximately $4.5 billion from approximately $4.1 billion at an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. On October 23, 2018, the Company executed a commitment increase to the facility, which increased the aggregate facility capacity by an additional $50.0 million to approximately $4.6 billion. Lenders hold revolving commitments totaling approximately $4.2 billion that mature on May 5, 2022, commitments totaling $20.0 million that mature on May 5, 2021, commitments totaling $93.0 million that mature on May 5, 2020, and commitments totaling $275.0 million that mature on May 5, 2019.

In February 2019, the Company entered into agreements to its revolving commitments by $135.0 million to $4.7 billion.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible senior notes

In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. During the year ended December 31, 2018, $199.8 million in aggregate principal amount of the convertible notes were converted at a weighted average price of $29.22 per share, resulting in the issuance of 6,838,546 shares of our Class A Common Stock. The remaining $151,000 aggregate outstanding principal amount of the Convertible Notes matured on December 1, 2018.

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

As of December 31, 2018, the outstanding balance on our secured term facilities was $371.2 million and we had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2018 was comprised of a $0.5 million fixed rate facility with an interest rate of 4.58% and $370.7 million of floating rate debt with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%. As of December 31, 2018, the remaining maturities of all secured term facilities ranged from approximately 0.1 years to approximately 4.5 years.

As of December 31, 2017, the outstanding balance on our secured term facilities was $484.0 million and we had pledged 19 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2017 was comprised of $2.6 million fixed rate debt consisting of one facility with an interest rate of 4.58% and $481.5 million floating rate debt, with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%.

Export credit financings

As of December 31, 2018, the Company had $38.3 million in export credit financing outstanding. As of December 31, 2017, the Company had $44.9 million in export credit financing outstanding.

In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Export‑Import Bank. The Company used the proceeds of the offering to refinance a portion of the purchase price of two Boeing aircraft, which serve as collateral for the notes, and the related premium charged by Export-Import Bank for its guarantee of the notes. The notes will mature on August 15, 2024 and bear interest at a rate of 1.617% per annum.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

Maturities of debt outstanding as of December 31, 2018 are as follows:

Years ending December 31,	(in thousands)
2019	$1,083,726
2020	1,220,454
2021	1,685,961
2022	3,071,445
2023	1,870,676
Thereafter	2,729,991
Total	$11,662,253

Note 3. Interest Expense

The following table shows the components of interest for the years ended December 31, 2018, 2017 and 2016:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Interest on borrowings	$362,843	$303,966	$296,142
Less capitalized interest	(52,817)	(46,049)	(40,883)
Interest	310,026	257,917	255,259
Amortization of discounts and deferred debt issue costs	32,706	29,454	30,942
Interest expense	$342,732	$287,371	$286,201

Note 4. Shareholders’ Equity

In 2010, the Company authorized 500,000,000 shares of Class A common stock, $0.01 par value per share, of which 110,949,850 and 103,621,629 shares were issued and outstanding as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had authorized 10,000,000 shares of Class B Non‑Voting common stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2018 and 2017.

In November 2011, the Company issued $200.0 million in aggregate principal amount of 3.875% convertible senior notes due 2018 in an offering exempt from registration under the Securities Act. During the year ended December 31, 2018, $199.8 million in aggregate principal amount of the convertible notes were converted at a weighted average price of $29.22 per share, resulting in the issuance of 6,838,546 shares of our Class A Common Stock. The remaining $151,000 aggregate outstanding principal amount of the Convertible Notes matured on December 1, 2018.

On June 4, 2010, the Company issued 482,625 warrants for the purchase of up to 482,625 shares of Class A common stock to two institutional investors (the “Committed Investors”). The warrants had a seven-year term and an exercise price of $20 per share. The Company used the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option‑pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk‑free interest rate, and expected dividends. The warrants had a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid‑in capital on the Consolidated Balance Sheets. On March 9, 2017, a Committed Investor

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performed a cashless exercise of the remaining 268,125 warrants, resulting in the issuance of 131,001 shares of Class A common stock. As of December 31, 2018 and 2017, the Company did not have any warrants outstanding.

As of December 31, 2018 and 2017 the Company had authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued or outstanding.

Note 5. Rental Income

At December 31, 2018, minimum future rentals on non‑cancellable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2018, are as follows:

Years ending December 31,	(in thousands)
2019	$1,742,589
2020	1,689,333
2021	1,587,150
2022	1,455,673
2023	1,270,209
Thereafter	4,030,672
Total	$11,775,626

The Company recorded $24.9 million, $40.9 million, and $29.0 million in maintenance reserve revenue based on our lessees’ usage of the aircraft for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table shows the scheduled lease terminations (for the minimum non‑cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio, excluding one aircraft currently off lease, as of December 31, 2018, updated through February 21, 2019:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A319-100	—	—	1	—	—	—	1
Airbus A320-200	—	8	3	3	6	15	35
Airbus A320-200neo	—	—	—	—	—	6	6
Airbus A321-200	—	2	1	1	8	22	34
Airbus A321-200neo	—	1	1	—	—	12	14
Airbus A330-200	2	—	1	2	3	7	15
Airbus A330-300	—	—	—	2	1	2	5
Airbus A330-900neo	—	—	—	—	—	1	1
Airbus A350-900	—	—	—	—	—	6	6
Boeing 737-700	1	—	1	—	2	—	4
Boeing 737-800	2	3	9	11	13	60	98
Boeing 737-8 MAX	—	—	—	—	—	14	14
Boeing 777-200ER	—	—	—	1	—	—	1
Boeing 777-300ER	—	—	3	4	4	13	24
Boeing 787-9	—	—	—	—	—	15	15
Embraer E190	—	1	—	—	—	—	1
Total	5	15	20	24	37	173	274

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of Risk

Geographical and credit risks

As of December 31, 2018, all of the Company's Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 94 customers whose principal places of business are located in 56 countries as of December 31, 2018 compared to 91 lessees in 55 countries as of December 31, 2017.

Over 95% of our aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of our aircraft portfolio based on net book value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Net Book		Net Book
Region	Value(1)	% of Total	Value(1)	% of Total
	(in thousands, except percentages)
Europe	$4,692,341	29.9%	$4,205,431	31.7%
Asia (excluding China)	3,846,785	24.5%	2,981,339	22.4%
China	2,663,903	17.0%	2,720,124	20.5%
The Middle East and Africa	1,952,900	12.4%	1,481,825	11.2%
Central America, South America, and Mexico	1,078,900	6.9%	926,732	7.0%
U.S. and Canada	757,884	4.8%	599,367	4.5%
Pacific, Australia, and New Zealand	714,397	4.5%	365,432	2.7%
Total	$15,707,110	100.0%	$13,280,250	100.0%

(1)	As of December 31, 2018, we had six aircraft held for sale. We did not have any aircraft held for sale as of December 31, 2017.

At December 31, 2018 and 2017, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2018		December 31, 2017
	Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total
Europe	33	35.1%	31	34.0%
Asia (excluding China)	18	19.1%	18	19.8%
The Middle East and Africa	11	11.8%	11	12.1%
U.S. and Canada	10	10.6%	11	12.1%
Central America, South America, and Mexico	10	10.6%	9	9.9%
China	9	9.6%	9	9.9%
Pacific, Australia, and New Zealand	3	3.2%	2	2.2%
Total	94	100.0%	91	100.0%

(1)	A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Europe	$476,515	29.2%	$450,628	31.1%	$400,491	29.9%
Asia (excluding China)	412,465	25.3%	332,284	22.9%	308,658	23.1%
China	329,977	20.2%	324,147	22.3%	293,206	21.9%
The Middle East and Africa	179,497	11.0%	116,799	8.1%	106,300	7.9%
Central America, South America, and Mexico	108,736	6.7%	102,205	7.0%	112,068	8.4%
U.S. and Canada	77,678	4.8%	76,685	5.3%	69,918	5.2%
Pacific, Australia, and New Zealand	46,332	2.8%	47,987	3.3%	48,361	3.6%
Total	$1,631,200	100.0%	$1,450,735	100.0%	$1,339,002	100.0%

Based on our lease placements of future new aircraft deliveries, we anticipate that a majority of our aircraft will be located in the Europe and Asia regions.

For the years ended December 31, 2018, 2017, and 2016, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2018, 2017, and 2016, no individual airline represented at least 10% of our rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$—	$—	$—
State	492	380	30
Foreign	2,839	3,853	848
Deferred:
Federal	125,160	(150,850)	203,882
State	812	(5)	553
Foreign	—	—	—
Provision for income taxes	$129,303	$(146,622)	$205,313

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

		Year Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
		(in thousands, except percentages)
Income taxes at statutory federal rate	$134,429	21.0%	$213,336	35.0%	$203,083	35.0%
Impact of tax legislation	—	—	(354,127)	(58.1)	—	—
Foreign tax credit	(9,600)	(1.5)	(10,873)	(1.8)	—	—
State income taxes, net of federal income tax effect and other	4,474	0.7	5,042	0.9	2,230	0.4
Provision for income taxes	$129,303	20.2%	$(146,622)	(24.0)%	$205,313	35.4%

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed registrants to record provisional amounts for the effects of the Tax Reform Act during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, the Company determined that the $354.1 million benefit resulting from the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate of the impact of the Tax Reform Act on the Consolidated Financial Statements as of December 31, 2017. In the fourth quarter of 2018, the Company completed its accounting for the income tax effects of the Tax Reform Act, and no material adjustments were required to the provisional amounts initially recorded.

The Company recorded a $9.6 million and $10.9 million benefit related to Foreign Tax Credit (“FTC”) in December 31, 2018 and 2017, respectively. The Company has determined there will be sufficient foreign source income projected to utilize these credits.

In the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and tax deficiencies to be recognized in the income statement when the awards vest or are settled.  Upon adoption of ASU 2016-09, the Company recognized $0.5 million of previously unrecognized windfall tax benefits in retained earnings.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018 and 2017, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Assets (Liabilities)
Equity compensation	$11,951	$12,744
Net operating losses	17	10,143
Foreign tax credit	2,425	14,577
Rents received in advance	25,165	22,076
Accrued bonus	2,825	1,777
Straight-line rents	(320)	(1,967)
Other	1,972	1,912
Aircraft depreciation	(687,802)	(579,057)
Net deferred tax assets/(liabilities)	$(643,767)	$(517,795)

The Company has net operating loss carry forwards (“NOLs”) for federal and state income tax purposes of $0.2 million and $54.1 million as of December 31, 2018 and 2017, respectively, which are available to offset future taxable income in future periods.  The Company has FTCs for federal income tax purposes of $2.4 million and $14.6 million as of December 31, 2018 and 2017, which are available to offset future taxable income in future periods. The Company did not generate a NOL for the year ended December 31, 2018 and 2017. The Company's loss and tax credit carryforwards expire in the following periods:

	NOL	Tax Credit
	Carryforwards	Carryforwards
	(in thousands)
2019-2023	$—	$—
Thereafter	244	2,425
Total carryforwards	$244	$2,425

The Company has not recorded a deferred tax valuation allowance as of December 31, 2018 and 2017 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible before NOLs and FTCs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2018 and 2017 the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2014 tax year and forward.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies

Aircraft Acquisition

As of December 31, 2018, we had commitments to acquire a total of 372 new aircraft for delivery through 2024 as follows:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A320/321neo(1)	25	40	22	25	25	—	137
Airbus A330-900neo	9	2	5	6	2	—	24
Airbus A350-900/1000	4	3	6	3	2	—	18
Boeing 737-7/8/9 MAX	28	28	34	34	25	5	154
Boeing 787-9/10	12	10	8	9	—	—	39
Total(2)	78	83	75	77	54	5	372

(1)	Our Airbus A320/321neo aircraft orders include 57 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase two used Airbus A330-300 aircraft from a third party, which are scheduled for delivery in 2019.

Airbus has informed us to expect several month delivery delays relating to certain aircraft scheduled for delivery in 2019 and 2020. The delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of February 21, 2019, none of our lease contracts were subject to cancellation.

Commitments for the acquisition of these aircraft and other equipment at an estimated aggregate purchase price (including adjustments for inflation) of approximately $26.3 billion as of December 31, 2018 are as follows:

Years ending December 31,	(in thousands)
2019	$6,128,796
2020	6,065,522
2021	5,733,510
2022	5,243,482
2023	2,896,500
Thereafter	221,130
Total	$26,288,940

In addition to the Company's commitments, as of December 31, 2018, the Company had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

We have made non‑refundable deposits on the aircraft for which we have commitments to purchase of $1.8 billion and $1.6 billion as of December 31, 2018 and 2017, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Office Lease

The Company’s leases for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight‑line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense (net of sublease income) of $2.9 million, $2.3 million, and $2.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Commitments for minimum rentals under the non‑cancellable lease term at December 31, 2018 are as follows:

Years ending December 31,	(in thousands)
2019	$3,358
2020	5,558
2021	5,795
2022	6,201
2023	6,396
Thereafter	38,909
Total	$66,217

Note 9. Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti‑dilutive. The Company’s two classes of common stock, Class A and Class B Non‑Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of December 31, 2018, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2018, 2017, and 2016, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share.  In addition, the Company excluded 931,943, 1,085,049, and 1,005,697 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2018, 2017, and 2016, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Basic net income per share:	(in thousands, except share and per share amounts)
Numerator
Net income	$510,835	$756,152	$374,925
Denominator
Weighted-average common shares outstanding	104,716,301	103,189,175	102,801,161
Basic net income per share	$4.88	$7.33	$3.65
Diluted net income per share:
Numerator
Net income	$510,835	$756,152	$374,925
Assumed conversion of convertible senior notes	6,219	5,842	5,780
Net income plus assumed conversions	$517,054	$761,994	$380,705
Denominator
Number of shares used in basic computation	104,716,301	103,189,175	102,801,161
Weighted-average effect of dilutive securities	7,647,030	8,468,389	7,997,566
Number of shares used in per share computation	112,363,331	111,657,564	110,798,727
Diluted net income per share	$4.60	$6.82	$3.44

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non‑recurring Basis

The Company had no assets or liabilities which were measured at fair value on a recurring or non‑recurring basis as of December 31, 2018 or 2017.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2018 was $11.4 billion compared to a book value of $11.7 billion. The estimated fair value of debt financing as of December 31, 2017 was $10.0 billion compared to a book value of $9.8 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2018, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2018 and 2017 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 11. Stock‑based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2018, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 5,643,135, which includes 643,135 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

different vesting criteria: those RSUs that vest based on the attainment of book‑value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period. The Company has two types of book value RSUs; those that vest ratably over a three year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met. For the book value RSUs that vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period. At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management's assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2018, the Company had 1,055,325 unvested RSUs outstanding of which 533,187 are TSR RSUs.

The Company recorded $17.5 million, $19.8 million, and $16.9 million of stock‑based compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Estimated volatility of the Company’s common stock for new grants is determined by using historical volatility of the Company’s peer group. Due to our limited operating history at the time of grant, there was no historical exercise data to provide a reasonable basis which the Company could use to estimate expected terms. Accordingly, the Company used the “simplified method” as permitted under Staff Accounting Bulletin No. 110. The risk‑free interest rate used in the option valuation model was derived from U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options. The Company has not granted any stock options since 2011.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity in accordance with the Company’s stock option plan for the year ended December 31, 2018 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2015	3,309,158	$20.40	4.50	$43,287
Granted	—	—	—	—
Exercised	(1,000)	$20.00	—	14
Forfeited/canceled	—	—	—	—
Balance at December 31, 2016	3,308,158	$20.40	3.50	$46,086
Granted	—	—	—	—
Exercised	(450,000)	$20.59	—	9,397
Forfeited/canceled	—	—	—	—
Balance at December 31, 2017	2,858,158	$20.37	2.49	$79,230
Granted	—	—	—	—
Exercised	(237,863)	$20.00	—	5,505
Forfeited/canceled	—	—	—	—
Balance at December 31, 2018	2,620,295	$20.40	1.49	$25,697
Vested and exercisable as of December 31, 2018	2,620,295	$20.40	1.49	$25,697

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of December 31, 2018, 2017, and 2016, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding employee stock options. As a result, there was no stock-based compensation expense related to Stock Options for the year ended December 31, 2018, 2017, and 2016.

The following table summarizes additional information regarding outstanding, exercisable and vested stock options at December 31, 2018:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted-		Weighted-
		Average		Average
	Number of	Remaining Life	Number of	Remaining Life
Range of exercise prices	Shares	(in years)	Shares	(in years)
$20.00	2,500,295	1.45	2,500,295	1.45
$28.80	120,000	2.32	120,000	2.32
$20.00 - $28.80	2,620,295	1.49	2,620,295	1.49

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

During the year ended December 31, 2018, the Company granted 379,480 RSUs of which 90,761 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2018:

	Unvested Restricted Stock Units
		Weighted‑
		Average
	Number of	Grant‑Date
	Shares	Fair Value
Unvested at December 31, 2017	1,163,700	$40.24
Granted	379,480	47.26
Vested	(430,788)	42.26
Forfeited/canceled	(57,067)	45.41
Unvested at December 31, 2018	1,055,325	$41.66
Expected to vest after December 31, 2018	1,090,838	$41.70

At December 31, 2018, the outstanding RSUs are expected to vest as follows: 2019—437,884; 2020—321,590; and 2021—331,364.

As of December 31, 2018 there was $17.1 million of unrecognized compensation cost related to unvested stock‑based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted average remaining period of 1.68 years.

Note 12. Investments

The Company entered into an agreement with a co-investment vehicle arranged by Napier Park to participate in two joint ventures and formed Blackbird I and Blackbird II for the purpose of investing in commercial aircraft and leasing them to airlines around the globe.  We also provide management services to these joint ventures for a fee based upon aircraft assets under management.  The Company's non-controlling interests in each joint venture is 9.5% and are accounted for as investments under the equity method of accounting. As December 31, 2018, the Company's investment in the joint ventures was $40.6 million and $35.6 million as of December 31, 2018 and 2017, respectively.  As of December 31, 2018, the Company's total unfunded commitment to Blackbird II was $30.5 million.

On August 1, 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt II, an asset-backed securities platform which will facilitate the sale and continued management of aircraft assets to investors. The Company’s non-controlling interest in Thunderbolt II is 5.1% and it is accounted for as an investment under the cost method of accounting. All of the aircraft in Thunderbolt II's portfolio will be managed by the Company. During the year ended December 31, 2018, we completed the sale of 12 aircraft from our operating lease portfolio to Thunderbolt II. We expect the sale of the remaining six aircraft to be completed in 2019. The Company's investment in Thunderbolt II was $5.4 million as of December 31, 2018 and is recorded in Other assets on the Consolidated Balance Sheets.

Note 13. Flight equipment held for sale

As of December 31, 2018, we had six aircraft, with a carrying value of $241.6 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets. We expect the sale of all six aircraft to be completed in 2019. We cease recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2017, we did not have any flight equipment classified as held for sale.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly results of operations for the two‑year period ended December 31, 2018.

	Quarter Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(in thousands, except per share amounts)
Revenues	$360,187	$380,957	$376,765	$398,471	$381,209	$397,814	$450,698	$449,981
Income before taxes	133,878	155,869	154,119	165,664	141,319	147,409	179,382	172,028
Net income	84,937	100,925	99,188	471,102	110,651	115,211	146,574	138,399
Net income per share:
Basic	$0.83	$0.98	$0.96	$4.56	$1.07	$1.11	$1.41	$1.29
Diluted	$0.78	$0.92	$0.90	$4.22	$1.00	$1.04	$1.32	$1.24

The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 15. Subsequent Events

On February 20, 2019, our board of directors approved a quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend will be paid on April 10, 2019 to holders of record of our common stock as of March 20, 2019.

In January 2019, we issued $700.0 million in aggregate principal amount of senior unsecured notes due 2024 that bear interest at a rate of 4.250%.

In February 2019, we entered into agreements to increase our revolving unsecured bank commitments by $135.0 million to $4.7 billion.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and principal executive officer and our Chief Financial Officer and principal financial officer(collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Executive Officers of the Company”, the other information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2019, and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at http://www.airleasecorp.com under the Investors tab.

Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website at http://www.airleasecorp.com under the “Investors” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to executive officers and directors.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that are available on our website at http://www.airleasecorp.com under the “Investors” tab.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K, which is provided in Item 5 of Part II above, will be included in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

3.           Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation.	S‑1	333‑171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation.	8‑K	001‑35121	3.1	March 27, 2018
4.1	Form of Specimen Class A Common Stock Certificate.	S‑1	333‑171734	4.1	March 25, 2011
4.2	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent.	S‑1	333‑171734	4.2	January 14, 2011
4.3	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture").	S‑3	333‑184382	4.4	October 12, 2012
4.4	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750 % Senior Notes due 2020).	8-K	001-35121	4.2	February 5, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.6	Third Supplemental Indenture, dated as of January 22, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program).	8-K	001-35121	4.2	January 23, 2014
4.7	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021).	8-K	001-35121	4.2	March 11, 2014
4.8	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.250% Senior Notes due 2024).	8-K	001-35121	4.3	September 16, 2014
4.9	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022).	8-K	001-35121	4.2	January 14, 2015
4.10	Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2021).	8-K	001-35121	4.2	April 11, 2016
4.11	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023).	8-K	001-35121	4.2	August 15, 2016
4.12	Eleventh Supplemental Indenture, dated as of October 3, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 2.125% Senior Notes due 2020).	8-K	001-35121	4.2	October 3, 2016
4.13	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.2	March 8, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.14	Thirteenth Supplemental Indenture, dated as of June 12, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 2.625% Senior Notes due 2022.	8-K	001-35121	4.2	June 12, 2017
4.15	Fourteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.750% Senior Notes due 2023.	8-K	001-35121	4.2	November 20, 2017
4.16	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.3	November 20, 2017
4.17	Sixteenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.500% Senior Notes due 2021.	8-K	001-35121	4.2	January 16, 2018
4.18	Seventeenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.250% Senior Notes due 2025.	8-K	001-35121	4.3	January 16, 2018
4.19	Eighteenth Supplemental Indenture, dated as of June 18, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.875% Senior Notes due 2023.	8-K	001-35121	4.2	June 18, 2018
4.20	Nineteenth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.5% Senior Notes due 2022.	8-K	001-35121	4.2	September 17, 2018
4.21	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028.	8-K	001-35121	4.3	September 17, 2018
4.22	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”).	S-3/A	333-224828	4.4	November 20, 2018
4.23	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
4.24	Form of Fixed Rate Global Medium-Term Note, Series A.	8-K	001-35121	4.3	November 20, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.25	Form of Floating Rate Global Medium-Term Note, Series A.	8-K	001-35121	4.4	November 20, 2018

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

10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent.	8‑K	001‑35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent.	8-K	001-35121	10.1	July 29, 2014
10.3	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.4	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.5	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.2	June 2, 2015
10.6	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.7	February 25, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.8	February 25, 2016
10.8	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.9	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.2	June 1, 2016
10.10	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.10	February 23, 2017
10.11	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.11	February 23, 2017
10.12	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.12	February 23, 2017
10.13	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	May 4, 2017
10.14	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.4	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	May 4, 2017
10.16	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.8	November 9, 2017
10.17	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	May 3, 2018
10.18	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.11	February 22, 2018
10.19	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.12	February 22, 2018
10.20	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.10	May 10, 2018
10.21	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	November 8, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22

New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.23

Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.24

Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith
10.25	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent.	S‑1	333‑171734	10.2	January 14, 2011
10.26†	Supplemental Agreement No. 2 to Purchase Agreement No. PA‑03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.3	November 7, 2013
10.27†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.2	November 6, 2014
10.28†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.19	August 4, 2016
10.29†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.20	August 4, 2016
10.30†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.21	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.22	August 4, 2016
10.32†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.21	February 23, 2017
10.33†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	November 9, 2017
10.34†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.7	November 9, 2017
10.35†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.1	November 8, 2018
10.36†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.2	November 8, 2018
10.37†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10-Q	001-35121	10.2	May 9, 2013
10.38†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.39†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.40†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 5, 2015
10.41†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.15	August 4, 2016
10.42†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.16	August 4, 2016
10.43†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.44†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10‑Q	001‑35121	10.1	November 9, 2017
10.45†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.37	February 22, 2018
10.46†	Amendment No. 9 to A350XWB Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 9, 2018
10.47†	Amendment No. 10 to A350XWB Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.48†	Purchase Agreement No. PA‑03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.1	November 7, 2013
10.49†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.12	May 4, 2017
10.50†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.2	November 7, 2013
10.51†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.1	November 6, 2014
10.52†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.13	May 4, 2017
10.53†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.18	August 4, 2016
10.54†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.35	February 23, 2017
10.55†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.36	February 23, 2017
10.56†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.14	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.57†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.15	May 4, 2017
10.58†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.7	August 3, 2017
10.59†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.8	August 3, 2017
10.60†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.9	August 3, 2017
10.61†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.10	August 3, 2017
10.62†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.4	November 9, 2017
10.63†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company.	10‑Q	001‑35121	10.5	November 9, 2017
10.64†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.3	November 8, 2018
10.65†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.7	May 10, 2018
10.66†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.4	November 8, 2018
10.67†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company.				Filed herewith
10.68†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company.				Filed herewith
10.69†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.70†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.71†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.72†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.73†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.74†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.75†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.76†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.77†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.78†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.79†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.80†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.81†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.82†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.83†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.84†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.85†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.86†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.87†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017
10.88†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.89†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017
10.90†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.91†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.92†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.93†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.94†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.95†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.96†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018
10.97†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018
10.98†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.99†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.100§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013).	10‑Q	001‑35121	10.3	May 9, 2013
10.101§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan.	S‑1/A	333‑171734	10.5	February 22, 2011
10.102§	Air Lease Corporation 2013 Cash Bonus Plan.	10‑Q	001‑35121	10.4	May 9, 2013
10.103§	Air Lease Corporation Amended and Restated Deferred Bonus Plan.	S‑1	333‑171734	10.17	February 22, 2011
10.104§	Air Lease Corporation Discretionary Cash Bonus Plan.	10-Q	001-35121	10.1	May 8, 2014
10.105§	Air Lease Corporation Annual Cash Bonus Plan.	8-K	001-35121	10.1	November 14, 2018
10.106§	Air Lease Corporation 2014 Equity Incentive Plan.	10-Q	001-35121	10.2	May 8, 2014
10.107§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan.	S-8	333-195755	4.6	May 7, 2014
10.108§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan.	10-K	001-35121	10.41	February 26, 2015
10.109§	Form of Grant Notice and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018.	10-Q	001-35121	10.4	August 9, 2018
10.110§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018.	10-Q	001-35121	10.3	August 9, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.111§	Form of Grant Notice and Form of Restricted Stock Units Agreement under the Air Lease Corporation 2014 Equity Incentive Plan.	S-8	333-195755	4.5	May 7, 2014
10.112§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan.	10-K	001-35121	10.40	February 26, 2015
10.113§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, in lieu of long-term cash bonus.	10-Q	001-35121	10.1	May 5, 2016
10.114§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award Agreement (Time-Based Vesting) under the Air Lease Corporation 2014 Equity Incentive Plan, Promotional Restricted Stock Units.	10-Q	001-35121	10.1	August 4, 2016
10.115§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.6	May 4, 2017
10.116§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.3	May 10, 2018
10.117§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.1	May 10, 2018
10.118§

Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2019.

					Filed herewith
10.119§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.7	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.120§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.8	May 4, 2017
10.121§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.2	May 10, 2018
10.122§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.4	May 10, 2018
10.123§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.	10-Q	001-35121	10.2	August 4, 2016
10.124§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.	10-Q	001-35121	10.3	August 4, 2016
10.125§	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017.	10-Q	001-35121	10.1	May 4, 2017
10.126§	Form of Indemnification Agreement with directors and officers.	S-1	333-171734	10.12	February 22, 2011
10.127§	Air Lease Corporation Non-Employee Director Compensation (as of January 1, 2017).				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation.				Filed herewith
23.1	Consent of Independent Registered Accounting Firm.				Filed herewith
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				Filed herewith
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑ Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				Furnished herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				Furnished herewith
101

The following materials from Air Lease Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith

†The Company has omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

§Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

Air Lease Corporation

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar‑Házy	Executive Chairman of the Board of Directors	February 21, 2019
Steven F. Udvar‑Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 21, 2019
John L. Plueger

/s/ Matthew J. Hart	Director	February 21, 2019
Matthew J. Hart

/s/ Cheryl Gordon Krongard	Director	February 21, 2019
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 21, 2019
Marshall O. Larsen

/s/ Robert A. Milton	Director	February 21, 2019
Robert A. Milton

/s/ Ian M. Saines	Director	February 21, 2019
Ian M. Saines

/s/ Dr. Ronald D. Sugar	Director	February 21, 2019
Dr. Ronald D. Sugar