Form 10-Q
period 2019-03-31
AIR LEASE CORP
filed 2019-05-09
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-35121

AIR LEASE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-1840403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars, Suite 1000N Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 553-0555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AL	New York
6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	AL PRA	New York

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

At May 8, 2019, there were 111,118,169 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2019

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

•	our inability to obtain refinancing prior to the time our debt matures;

•	our inability to make acquisitions of, or lease, aircraft on favorable terms;

•	our inability to sell aircraft on favorable terms or to predict the timing of such sales;

•	impaired financial condition and liquidity of our lessees;

•	changes in overall demand for commercial aircraft leasing and aircraft management services;

•	deterioration of economic conditions in the commercial aviation industry generally;

•	potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto;

•	increased maintenance, operating or other expenses or changes in the timing thereof;

•	changes in the regulatory environment, including tariffs and other restrictions on trade;

•	our inability to effectively oversee our managed fleet; and

•	the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, and other SEC filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$285,715	$300,127
Restricted cash	12,527	22,871
Flight equipment subject to operating leases	18,668,410	17,985,324
Less accumulated depreciation	(2,383,032)	(2,278,214)
	16,285,378	15,707,110
Deposits on flight equipment purchases	1,871,088	1,809,260
Other assets	724,227	642,440
Total assets	$19,178,935	$18,481,808
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$366,826	$382,132
Debt financing, net of discounts and issuance costs	11,869,671	11,538,905
Security deposits and maintenance reserves on flight equipment leases	971,397	990,578
Rentals received in advance	116,657	119,526
Deferred tax liability	680,567	643,767
Total liabilities	$14,005,118	$13,674,908
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 10,000,000 shares of 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (aggregate liquidation preference of $250,000) issued and outstanding at March 31, 2019 and no shares issued or outstanding at December 31, 2018	100	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,118,169 and 110,949,850 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,111	1,110
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,717,405	2,474,238
Retained earnings	2,455,201	2,331,552
Total shareholders’ equity	$5,173,817	$4,806,900
Total liabilities and shareholders’ equity	$19,178,935	$18,481,808

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Revenues
Rental of flight equipment	$455,739	$377,862
Aircraft sales, trading and other	10,312	3,347
Total revenues	466,051	381,209
Expenses
Interest	89,220	68,943
Amortization of debt discounts and issuance costs	8,540	8,022
Interest expense	97,760	76,965
Depreciation of flight equipment	159,471	136,134
Selling, general and administrative	29,702	23,359
Stock-based compensation	4,174	3,432
Total expenses	291,107	239,890
Income before taxes	174,944	141,319
Income tax expense	(36,850)	(30,668)
Net income	$138,094	$110,651

Earnings per share of Class A and Class B common stock:
Basic	$1.24	$1.07
Diluted	$1.23	$1.00
Weighted-average shares outstanding
Basic	111,018,279	103,747,920
Diluted	112,380,856	112,230,410

Dividends declared per share of Class A common stock	$0.13	$0.10

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Class B Non-
			Class A		Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2017	—	$—	103,621,629	$1,036	—	$—	$2,260,064	$1,866,342	$4,127,442
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	514,773	4	—	—	2,632	—	2,636
Stock-based compensation	—	—	—	—	—	—	3,432	—	3,432
Cash dividends (declared $0.10 per share)	—	—	—	—	—	—	—	(10,397)	(10,397)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(156,568)	—	—	—	(7,141)	—	(7,141)
Net income	—	—	—	—	—	—	—	110,651	110,651
Balance at March 31, 2018	—	$—	103,979,834	$1,040	—	$—	$2,258,987	$1,966,596	$4,226,623

					Class B Non-
			Class A		Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2018	—	$—	110,949,850	$1,110	—	$—	$2,474,238	$2,331,552	$4,806,900
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	263,218	2	—	—	439	—	441
Issuance of preferred stock	10,000,000	100	—	—	—	—	242,141	—	242,241
Stock-based compensation	—	—	—	—	—	—	4,174	—	4,174
Cash dividends (declared $0.13 per share)	—	—	—	—	—	—	—	(14,445)	(14,445)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(94,899)	(1)	—	—	(3,587)	—	(3,588)
Net income	—	—	—	—	—	—	—	138,094	138,094
Balance at March 31, 2019	10,000,000	$100	111,118,169	$1,111	—	$—	$2,717,405	$2,455,201	$5,173,817

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Operating Activities
Net income	$138,094	$110,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	159,471	136,134
Stock-based compensation	4,174	3,432
Deferred taxes	36,825	30,668
Amortization of debt discounts and issuance costs	8,540	8,022
Amortization of prepaid lease costs	7,180	7,020
Gain on aircraft sales, trading and other activity	(17,167)	(765)
Changes in operating assets and liabilities:
Other assets	(93,788)	(25,605)
Accrued interest and other payables	20,789	(24,913)
Rentals received in advance	(2,869)	2,023
Net cash provided by operating activities	261,249	246,667
Investing Activities
Acquisition of flight equipment under operating lease	(725,300)	(362,519)
Payments for deposits on flight equipment purchases	(305,284)	(63,751)
Proceeds from aircraft sales, trading and other activity	247,264	—
Acquisition of aircraft furnishings, equipment and other assets	(111,162)	(54,970)
Net cash used in investing activities	(894,482)	(481,240)
Financing Activities
Issuance of common stock upon exercise of options	440	2,628
Cash dividends paid	(14,421)	(10,359)
Tax withholdings on stock-based compensation	(3,587)	(7,141)
Net change in unsecured revolving facility	225,000	(510,000)
Proceeds from debt financings	995,779	1,230,765
Payments in reduction of debt financings	(896,098)	(537,444)
Net proceeds from preferred stock issuance	242,241	—
Debt issuance costs	(2,455)	(2,623)
Security deposits and maintenance reserve receipts	73,145	48,754
Security deposits and maintenance reserve disbursements	(11,567)	(16,665)
Net cash provided by financing activities	608,477	197,915
Net decrease in cash	(24,756)	(36,658)
Cash, cash equivalents and restricted cash at beginning of period	322,998	308,282
Cash, cash equivalents and restricted cash at end of period	$298,242	$271,624
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $16,226 and $12,816 at March 31, 2019 and 2018, respectively	$137,481	$95,466
Cash paid for income taxes	$25	$70
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$298,962	$79,677
Cash dividends declared, not yet paid	$14,445	$10,397

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies,  airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. As of March  31, 2019, we owned a fleet of 280 aircraft, managed 65 aircraft and had 361 aircraft on order with aircraft manufacturers.

Note 2.  Basis of Preparation and Critical Accounting Policies

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

The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2019, and for all periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications

Certain reclassifications have been made in the 2018 consolidated financial statements to conform to the classifications in 2019.

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842).”  The amendments in ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  Subsequently, the FASB issued additional ASUs that further clarified ASU 2016-02. The Company adopted the amendments to Accounting Standards Codification (“ASC”) 842 on January 1, 2019 using the Effective Date Method. As a result, the Company continues to disclose comparative reporting periods under the previous accounting guidance, ASC 840. Based on our evaluation of the guidance, the Company noted that lessor accounting is similar to the current model, but the guidance impacted us in scenarios where we are the lessee.

For scenarios where we are the lessee, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets under Other assets, and long-term lease obligations under Accrued interest & other payables on the Company’s Consolidated Balance Sheets. ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company elected to exclude recognition of leases with a term of 12 months or less (short-term leases) from the Consolidated Balance Sheets.

As of January 1, 2019, the Company recognized operating ROU lease assets and obligations in the amounts of $44.6 million and $51.2 million, respectively, on its Consolidated Balance Sheets. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3.  Debt Financing

The Company’s debt financing was comprised of the following at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Unsecured
Senior notes	$9,900,000	$10,043,445
Revolving credit facilities	827,000	602,000
Term financings	807,830	607,340
Total unsecured debt financing	11,534,830	11,252,785
Secured
Term financings	426,724	371,203
Export credit financing	36,601	38,265
Total secured debt financing	463,325	409,468

Total debt financing	11,998,155	11,662,253
Less: Debt discounts and issuance costs	(128,484)	(123,348)
Debt financing, net of discounts and issuance costs	$11,869,671	$11,538,905

The Company’s secured obligations as of March 31, 2019 and December 31, 2018 are summarized below (dollars in thousands):

	March 31,	December 31,
	2019	2018
Nonrecourse	$158,808	$167,245
Recourse	304,517	242,223
Total secured debt financing	$463,325	$409,468
Number of aircraft pledged as collateral	18	20
Net book value of aircraft pledged as collateral	$972,237	$1,132,111

Senior unsecured notes (including Medium-Term Note Program)

As of March 31, 2019, the Company had $9.9 billion in senior unsecured notes outstanding.  As of December 31, 2018, the Company had $10.0 billion in senior unsecured notes outstanding.

In January 2019, the Company issued $700.0 million in aggregate principal amount of 4.25% Medium-Term Notes, Series A, due February 1, 2024 under its Medium-Term Note Program.

Unsecured revolving credit facilities

As of March 31, 2019, the total outstanding balance on the Company's unsecured revolving credit facilities was approximately $827.0 million. The total outstanding balance under the Company's unsecured revolving credit facilities was approximately $602.0 million as of December 31, 2018.

During the quarter ended March 31, 2019, the Company increased the aggregate capacity of its committed unsecured revolving credit facility by $135.0 million to $4.7 billion.

In May 2019, the Company amended and extended its committed unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2022 to May 5, 2023 and increased the total revolving commitments to approximately $5.8 billion as of May 5, 2019, representing an increase of 27% from December 31,2018, with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. Lenders hold revolving commitments totaling approximately $5.4 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, commitments totaling approximately $5.0 million that mature on May 5, 2021, and commitments totaling $92.7 million that mature on May 5, 2020.

In February 2019, the Company entered into an uncommitted unsecured revolving credit facility with a total borrowing capacity of $100.0 million and a maturity date of January 31, 2020, bearing interest at a rate of LIBOR plus 0.90%.

Maturities

Maturities of debt outstanding as of March 31, 2019 are as follows (in thousands):

Years ending December 31,
2019	$128,867
2020	1,461,270
2021	1,693,524
2022	3,338,472
2023	1,878,376
Thereafter	3,497,646
Total	$11,998,155

Note 4.  Commitments and Contingencies

As of March 31, 2019, the Company had commitments to acquire a total of 361 new aircraft for delivery through 2024 as follows:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A320/321neo(1)	20	40	22	25	25	—	132
Airbus A330-900neo	8	2	5	6	2	—	23
Airbus A350-900/1000	3	3	6	3	2	—	17
Boeing 737-7/8/9 MAX	13	42	34	34	25	5	153
Boeing 787-9/10	9	11	7	9	—	—	36
Total(2)	53	98	74	77	54	5	361

(1)	Our Airbus A320/321neo aircraft orders include 57 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase two used Airbus A330-300 aircraft from a third party, which are scheduled for delivery in 2019.

Airbus has informed us to expect several months of delivery delays relating to certain aircraft scheduled for delivery in 2019 and 2020. In addition, Boeing temporarily suspended operations of the global fleet of 737 MAX aircraft and halted deliveries of such aircraft. Accordingly, we are expecting that several of our 737 MAX aircraft scheduled for delivery in 2019 will be delayed. These expected delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses.  As of May 9, 2019, none of our lease contracts were subject to cancellation related to these aircraft delivery delays.

Commitments for the acquisition of aircraft and other equipment, calculated at an estimated aggregate purchase price (including adjustments for inflation) was approximately $25.2 billion at March 31, 2019, and are due as follows (in thousands):

Years ending December 31,
2019	$4,529,679
2020	6,669,957
2021	5,635,590
2022	5,243,887
2023	2,896,636
Thereafter	221,130
Total	$25,196,879

In addition to the Company's commitments, as of March 31, 2019, the Company had options to acquire up to five Airbus A350-1000 aircraft and 30 Boeing 737-8 MAX aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.9 billion and $1.8 billion as of March  31, 2019 and December 31, 2018, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Note 5.  Rental Income

At March 31, 2019, minimum future rentals on non-cancellable operating leases of flight equipment in our fleet, which have been delivered as of March 31, 2019, are as follows (in thousands):

Years ending December 31,
2019 (excluding the three months ended March 31, 2019)	$1,342,732
2020	1,744,027
2021	1,645,725
2022	1,517,139
2023	1,318,164
Thereafter	4,626,135
Total	$12,193,922

Note 6.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Preferred stock dividends are subtracted from net income in determining net income available to common stockholders. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.  As of March 31, 2019, we did not have any Class B Non-Voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method.  For the three months ended March 31, 2019, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 940,470 and 933,531 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2019 and 2018, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Basic earnings per share:
Numerator
Net income available to common stockholders	138,094	110,651
Denominator
Weighted-average common shares outstanding	111,018,279	103,747,920
Basic earnings per share	$1.24	$1.07
Diluted earnings per share:
Numerator
Net income available to common stockholders	$138,094	$110,651
Assumed conversion of convertible senior notes	—	1,739
Net income available to common stockholders plus assumed conversions	$138,094	$112,390
Denominator
Number of shares used in basic computation	111,018,279	103,747,920
Weighted-average effect of dilutive securities	1,362,577	8,482,490
Number of shares used in per share computation	112,380,856	112,230,410
Diluted earnings per share	$1.23	$1.00

Note 7.  Fair Value Measurements

Assets and liabilities measured at fair value on a recurring and non-recurring basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of March  31, 2019 or December 31, 2018.

Financial instruments not measured at fair value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March  31, 2019 was approximately $12.0 billion compared to a book value of $12.0 billion. The estimated fair value of debt financing as of December 31, 2018 was $11.4 billion compared to a book value of $11.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at March 31, 2019, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2019 and December 31, 2018 approximates their carrying value as reported on the Consolidated Balance Sheets.  The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 8.  Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company had 111,118,169 and 110,949,850 Class A common shares issued and outstanding, respectively.  The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of March 31, 2019 and December 31, 2018.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at March 31, 2019 and December 31, 2018. As of March 31, 2019, the Company had 10,000,000 shares of preferred stock issued and outstanding with an aggregate liquidation preference of $250.0 million.  The Company did not have any shares of preferred stock issued or outstanding as of December 31, 2018.

On March 5, 2019, the Company issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. The Company will pay dividends on the preferred stock only when, as and if declared by the board of directors.  Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.15% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

The Company may redeem shares of the Series A Preferred Stock at its option, in whole or in part, from time to time, on or after March 15, 2024, for cash at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date, without accumulation of any undeclared dividends.  The Company may also redeem shares of the Series A Preferred Stock at the Company’s option under certain other limited conditions.

Note 9.  Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2019, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) remaining under the 2014 Plan was approximately 5,304,976, which includes 304,976 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest ratably over a three-year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one-or two-year period. The Company has two types of book value RSUs; those that vest ratably over a three-year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met.  For the book value RSUs that cliff-vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period.  At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management’s assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs cliff-vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.2 million and $3.4 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2019 and 2018, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2019 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2018	2,620,295	$20.40	1.49	$25,697
Granted	—	$—	—	$—
Exercised	(34,000)	$20.00	—	$522
Forfeited/canceled	—	$—	—	$—
Balance at March 31, 2019	2,586,295	$20.41	1.24	$36,057
Vested and exercisable as of March 31, 2019	2,586,295	$20.41	1.24	$36,057

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of March 31, 2019, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding stock options as of March 31, 2019.  As a result, there was no stock-based compensation expense related to Stock Options for the three months ended March 31, 2019 and 2018.

The following table summarizes additional information regarding exercisable and vested stock options at March 31, 2019:

	Stock Options Exercisable and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	2,466,295	1.20
$28.80	120,000	2.07
$20.00 - $28.80	2,586,295	1.24

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

During the three months ended March 31, 2019, the Company granted 600,827 RSUs of which 127,640 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2019:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2018	1,055,325	$41.66
Granted	600,827	$39.72
Vested	(236,373)	$34.49
Forfeited/canceled	(167,769)	$29.61
Unvested at March 31, 2019	1,252,010	$43.70
Expected to vest after March 31, 2019	1,338,537	$43.55

As of March 31, 2019, there was $38.7 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.23 years.

Note 10.  Investments

The Company entered into an agreement with a co-investment vehicle arranged by Napier Park Global Capital (US) LP to participate in two joint ventures and formed Blackbird Capital I, LLC and Blackbird Capital II, LLC for the purpose of investing in commercial aircraft and leasing them to airlines around the globe.  We also provide management services to these joint ventures for a fee based upon aircraft assets under management.  The Company’s non-controlling interests in each joint venture is 9.5% and are accounted for as investments under the equity method of accounting.  The Company’s investment in these joint ventures was $44.1 million and $40.6 million as of March 31, 2019 and December 31, 2018, respectively, and is recorded in other assets on the Consolidated Balance Sheets.  As of March 31, 2019, the Company’s total unfunded commitment to Blackbird Capital II, LLC was $30.5 million.

On August 1, 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), an asset-backed securities platform which will facilitate the sale and continued management of aircraft assets to investors. The Company’s non-controlling interest in Thunderbolt II is 5.1% and it is accounted for as an investment under the cost method of accounting. All of the aircraft in Thunderbolt II's portfolio will be managed by the Company. During the quarter ended March 31, 2019, we completed the sale of three aircraft from our operating lease portfolio to Thunderbolt II. We expect the sale of the remaining three aircraft to be completed in 2019. The Company's investment in Thunderbolt II was $5.4 million as of March 31, 2019 and December 31, 2018, and is recorded in other assets on the Consolidated Balance Sheets.

Note 11.  Flight Equipment Held for Sale

As of March 31, 2019, we had three aircraft, with a carrying value of $107.6 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheet. We expect the sale of all three aircraft to be completed in 2019.  We cease recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2018, we had six aircraft classified as held for sale, with a carrying value of $241.6 million.

Note 12.  Subsequent Events

In May 2019, the Company amended and extended its committed unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2022 to May 5, 2023 and increased the total revolving commitments to approximately $5.8 billion as of May 5, 2019, representing an increase of 27% from December 31, 2018, with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. Lenders held revolving commitments totaling approximately $5.4 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, commitments totaling approximately $5.0 million that mature on May 5, 2021, and commitments totaling $92.7 million that mature on May 5, 2020.

On May 8, 2019, our board of directors approved a quarterly cash dividend of $0.13 per share on our outstanding Class A common stock. The dividend will be paid on July 11, 2019 to holders of record of our Class A common stock as of June 5, 2019.  Our board of directors also approved a cash dividend of $0.427083 per share on our outstanding Series A Preferred Stock, which will be paid on June 15, 2019 to holders of record of our Series A Preferred Stock as of May 31, 2019.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third-parties, including other leasing companies, financial services companies, airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our owned fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales, trading and other activities and our management fees.

During the three months ended March 31, 2019, we purchased and took delivery of 11 aircraft from our new order pipeline and sold six aircraft, ending the period with a total of 280 aircraft with a net book value of $16.3 billion. The weighted average lease term remaining on our operating lease portfolio was 7.0 years and the weighted average age of our owned fleet was 3.8 years as of March 31, 2019. Our fleet grew by 3.7% based on net book value of $16.3 billion as of March 31, 2019 compared to $15.7 billion as of December 31, 2018. In addition, we had a managed fleet of 65 aircraft as of March 31, 2019, compared to a managed fleet of 61 aircraft as of December 31, 2018. We have a globally diversified customer base comprised of 95 airlines in 55 countries. As of May 8, 2019, all aircraft in our operating lease portfolio, except for two aircraft, were subject to lease agreements.

As of March 31, 2019, we had commitments to purchase 361 aircraft from Airbus and Boeing for delivery through 2024, with an estimated aggregate commitment of $25.2 billion.  We ended the first quarter of 2019 with $25.3 billion in committed minimum future rental payments and placed 72% of our committed order book on long-term leases for aircraft delivering through 2021. This includes $12.2 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.1 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2019 through 2022.

Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of export credit or other forms of secured financing. During the quarter ended March 31, 2019, we issued $700.0 million in aggregate principal amount of 4.250% Medium-Term Notes, Series A, due February 1, 2024 and also issued $250.0 million of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A. In addition, on May 3, 2019, we amended and extended our unsecured revolving credit facility whereby, among other things, we increased the total revolving commitments to approximately $5.8 billion as of May 5, 2019, a 27% increase compared to December 31, 2018, and extended the final maturity date to May 5, 2023.  Borrowings under our unsecured revolving credit facility will bear interest at LIBOR plus a margin of 1.05% per year and a 0.20% facility fee. We ended the first quarter of 2019 with total debt outstanding, net of discounts and issuance costs, of $11.9 billion, of which 82.7% was at a fixed rate and 96.1% of which was unsecured. Our composite cost of funds was 3.50% as of March 31, 2019.

Our total revenues for the quarter ended March 31, 2019 increased by 22.3% to $466.1 million, compared to the quarter ended March 31, 2018.  This increase was principally driven by the continued growth of our fleet.  Our net income for the quarter ended March 31, 2019 was $138.1 million compared to $110.7 million for the quarter ended March 31, 2018. Our diluted earnings per share for the quarter ended March 31, 2019 was $1.23 compared to $1.00 for the quarter ended March 31, 2018. The increase in net income in the first quarter of 2019 as compared to 2018 was primarily due to the continued growth of our fleet.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items.  Our adjusted net income before income taxes for the three months ended March 31, 2019 was $187.7 million or $1.67 per diluted share, compared to

$152.8 million or $1.38 per diluted share for the three months ended March 31, 2018. The increase in our adjusted net income before income taxes is primarily driven by the continued growth of our fleet. Our adjusted pre-tax profit margin for the three months ended March 31, 2019 was 40.3% compared to 40.1% for the three months ended March 31, 2018. Adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. generally accepted accounting principles (“GAAP”). See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income.

Our Fleet

Portfolio metrics of our fleet as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018

Aggregate fleet net book value	$16.3	billion	$15.7	billion
Weighted-average fleet age(1)	3.8	years	3.8	years
Weighted-average remaining lease term(1)	7.0	years	6.8	years

Owned fleet	280		275
Managed fleet	65		61
Aircraft on order	361		372
Aircraft purchase options(2)	35		50
Total	741		758

Current fleet contracted rentals	$12.2	billion	$11.8	billion
Committed fleet rentals	$13.1	billion	$13.9	billion
Total committed rentals	$25.3	billion	$25.7	billion

(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.
(2)

As of March 31, 2019, we had options to acquire up to five Airbus A350-1000 aircraft and 30 Boeing 737-8 MAX aircraft.  As of December 31, 2018, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline’s principal place of business as of March 31, 2019 and December 31, 2018 (in thousands, except percentages):

	March 31, 2019		December 31, 2018
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$4,758,992	29.2%	$4,692,341	29.9%
Asia (excluding China)	3,912,709	24.0%	3,846,785	24.5%
China	2,790,211	17.1%	2,663,903	17.0%
The Middle East and Africa	1,963,601	12.1%	1,952,900	12.4%
Central America, South America and Mexico	1,105,458	6.8%	1,078,900	6.9%
Pacific, Australia and New Zealand	912,616	5.6%	714,397	4.5%
U.S. and Canada	841,791	5.2%	757,884	4.8%
Total	$16,285,378	100.0%	$15,707,110	100.0%

The following table sets forth the number of aircraft we owned by aircraft type as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.4%	1	0.4%
Airbus A320-200	33	11.7%	35	12.7%
Airbus A320-200neo	8	2.9%	6	2.2%
Airbus A321-200	34	12.0%	34	12.4%
Airbus A321-200neo	17	6.1%	14	5.1%
Airbus A330-200	14	5.0%	15	5.4%
Airbus A330-300	5	1.8%	5	1.8%
Airbus A330-900neo	1	0.4%	1	0.4%
Airbus A350-900	7	2.5%	6	2.2%
Boeing 737-700	4	1.4%	4	1.4%
Boeing 737-800	96	34.2%	98	35.6%
Boeing 737-8 MAX	15	5.4%	14	5.1%
Boeing 767-300ER	1	0.4%	1	0.4%
Boeing 777-200ER	1	0.4%	1	0.4%
Boeing 777-300ER	24	8.6%	24	8.7%
Boeing 787-9	18	6.4%	15	5.4%
Embraer E190	1	0.4%	1	0.4%
Total	280	100.0%	275	100.0%

(1)	As of March 31, 2019 and December 31, 2018, we had three aircraft held for sale and six aircraft held for sale, respectively.

As of March 31, 2019, we had commitments to acquire a total of 361 new aircraft for delivery as follows:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A320/321neo(1)	20	40	22	25	25	—	132
Airbus A330-900neo	8	2	5	6	2	—	23
Airbus A350-900/1000	3	3	6	3	2	—	17
Boeing 737-7/8/9 MAX	13	42	34	34	25	5	153
Boeing 787-9/10	9	11	7	9	—	—	36
Total(2)	53	98	74	77	54	5	361

(1)	Our Airbus A320/321neo aircraft orders include 57 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase two used Airbus A330-300 aircraft from a third party, which are scheduled for delivery in 2019.

Airbus has informed us to expect several months of delivery delays relating to certain aircraft scheduled for delivery in 2019 and 2020. In addition, Boeing temporarily suspended operations of the global fleet of 737 MAX aircraft and halted deliveries of such aircraft. Accordingly, we are expecting that several of our 737 MAX aircraft scheduled for delivery in 2019 will be delayed. These expected delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses.  As of May 9, 2019, none of our lease contracts were subject to cancellation related to these aircraft delivery delays.

In addition to our commitments, as of March 31, 2019, we had options to acquire up to five Airbus A350-1000 aircraft and 30 Boeing 737-8 MAX aircraft.  Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. The following table shows the number of new aircraft scheduled to be delivered as of March 31, 2019, along with the lease placements of such aircraft as of May 9, 2019:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2019	53	53	100.0%
2020	98	87	88.8%
2021	74	23	31.1%
2022	77	13	16.9%
2023	54	—	—%
Thereafter	5	—	—%
Total	361	176

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) reported that passenger traffic for the first three months of 2019 grew 4.8% compared to the same period in 2018. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

From time to time, our airline customers face financial difficulties.  In March 2019, Wow Air, an Icelandic airline, ceased all operations and filed for bankruptcy. At the time of the filing, we had seven aircraft from our current fleet leased to Wow Air.  Despite the bankruptcy of Wow Air, we continue to see airlines globally performing well.  We experienced strong demand for the aircraft that were previously leased to Wow Air and as of May 9, 2019, we have entered into leases or letters of intent for six of the seven aircraft.

In March 2019, aviation authorities worldwide suspended the operations of the Boeing 737 MAX aircraft. Accordingly, Boeing has temporarily halted deliveries of all Boeing 737 MAX aircraft, and has informed us to expect several months of delivery delays until Boeing is able to resolve this matter. As of March 31, 2019, we owned and leased 15 Boeing 737 MAX aircraft, and all of our leases contain Hell or High Water provisions, which require the airline to continue to make payments under the lease, irrespective of any difficulties in which the lessees may encounter.  In addition, we are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with Boeing 737 MAX aircraft that we own and have on order.

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

We ended the first quarter of 2019 with total debt outstanding, net of discounts and issuance costs, of $11.9 billion compared to $11.5 billion as of December 31, 2018. Our unsecured debt increased to $11.5 billion as of March 31, 2019 from $11.3 billion as of December 31, 2018. Our unsecured debt as a percentage of total debt decreased to 96.1% as of March 31, 2019 from 96.5% as of December 31, 2018.  We also issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"), $0.01 par value, with a liquidation preference of $25.00 per share.

We increased our cash flows from operations by 5.9% or $14.6 million, to $261.2 million for the three months ended March 31, 2019 as compared to $246.7 million for the three months ended March 31, 2018.  The increase in our cash flow from operations is due to the increase in our net income and changes in working capital. Our cash flow used in investing activities was $0.9 billion for the three months ended March 31, 2019, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our sales and trading activity. Our cash flow provided by financing activities was $0.6 billion for the three months ended March 31, 2019, which resulted primarily from the issuance of unsecured notes and the issuance of preferred stock during the first three months of 2019, partially offset by the repayment of outstanding debt.

We ended the first quarter of 2019 with available liquidity of $4.3 billion which is comprised of unrestricted cash of $285.7 million and an undrawn balance under our committed unsecured revolving credit facility of $4.0 billion.  On May 3, 2019, our available liquidity was further increased to $5.3 billion through the amendment of our committed unsecured revolving credit facility.  We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for the next twelve months is focused on funding the purchase of aircraft, including the increased aircraft deliveries we expect in 2019, and our business with available cash balances, internally generated funds, including through aircraft sales and trading activities, and debt financings. Our debt financing plan continues to focus on raising unsecured debt in the global bank and investment grade capital markets. In addition, we may utilize, to a limited extent, export credit financing in support of our new aircraft deliveries.

We are in compliance in all material respects with the covenants in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Debt

Our debt financing was comprised of the following at March 31, 2019 and December 31, 2018 (in thousands, except percentages):

	March 31, 2019	December 31, 2018

Unsecured
Senior notes	$9,900,000	$10,043,445
Revolving credit facilities	827,000	602,000
Term financings	807,830	607,340
Total unsecured debt financing	11,534,830	11,252,785
Secured
Term financings	426,724	371,203
Export credit financing	36,601	38,265
Total secured debt financing	463,325	409,468

Total debt financing	11,998,155	11,662,253
Less: Debt discounts and issuance costs	(128,484)	(123,348)
Debt financing, net of discounts and issuance costs	$11,869,671	$11,538,905
Selected interest rates and ratios:
Composite interest rate(1)	3.50%	3.46%
Composite interest rate on fixed-rate debt(1)	3.47%	3.42%
Percentage of total debt at fixed-rate	82.72%	86.41%

(1)	This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of March 31, 2019, we had $9.9 billion in senior unsecured notes outstanding.  As of December 31, 2018, we had $10.0 billion in senior unsecured notes outstanding.

In January 2019, we issued $700.0 million in aggregate principal amount of 4.25% Medium-Term Notes, Series A, due February 1, 2024 under our Medium-Term Note Program.

Unsecured revolving credit facilities

As of March 31, 2019, the total outstanding balance on our unsecured revolving credit facilities was approximately $827.0 million.  The total outstanding balance under our unsecured revolving credit facilities was approximately $602.0 million as of December 31, 2018.

During the quarter ended March 31, 2019, we increased the aggregate capacity of our committed unsecured revolving credit facility by $135.0 million to $4.7 billion.

In May 2019, we amended and extended our committed unsecured revolving credit facility whereby, among other things, we extended the final maturity date from May 5, 2022 to May 5, 2023 and increased the total revolving commitments to approximately $5.8 billion as of May 5, 2019, representing an increase of 27% from December 31, 2018, with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. Lenders hold revolving commitments totaling approximately $5.4 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, commitments totaling approximately $5.0 million that mature on May 5, 2021, and commitments totaling $92.7 million that mature on May 5, 2020.

As of March 31, 2019, borrowings under the committed unsecured revolving credit facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines in the credit ratings for our debt) in respect of total commitments under the committed unsecured revolving credit facility. Borrowings under the committed unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In February 2019, the Company entered into an uncommitted unsecured revolving credit facility with a total borrowing capacity of $100.0 million and a maturity date of January 31, 2020, bearing interest at a rate of LIBOR plus 0.90%.

Preferred equity

On March 5, 2019, we issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. We will pay dividends on the preferred stock only when, as and if declared by the board of directors.  Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.15% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

We may redeem shares of the Series A Preferred Stock at our option, in whole or in part, from time to time, on or after March 15, 2024, for cash at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date, without accumulation of any undeclared dividends.  We may also redeem shares of the Series A Preferred Stock at our option under certain other limited conditions.

Credit ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital.  The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	December 14, 2018
Standard and Poor's	BBB	BBB	Stable	December 18, 2018
Fitch Ratings	BBB	BBB	Stable	July 17, 2018

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three month periods ended March 31, 2019 and 2018 (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Revenues
Rental of flight equipment	$455,739	$377,862
Aircraft sales, trading and other	10,312	3,347
Total revenues	466,051	381,209
Expenses
Interest	89,220	68,943
Amortization of debt discounts and issuance costs	8,540	8,022
Interest expense	97,760	76,965
Depreciation of flight equipment	159,471	136,134
Selling, general and administrative	29,702	23,359
Stock-based compensation	4,174	3,432
Total expenses	291,107	239,890
Income before taxes	174,944	141,319
Income tax expense	(36,850)	(30,668)
Net income	$138,094	$110,651

Earnings per share of Class A and B common stock
Basic	$1.24	$1.07
Diluted	$1.23	$1.00

Other financial data
Pre-tax profit margin	37.5%	37.1%
Adjusted net income before income taxes(1)	$187,658	$152,773
Adjusted pre-tax profit margin(1)	40.3%	40.1%
Adjusted diluted earnings per share before income taxes(1)	$1.67	$1.38
Pre-tax return on common equity (trailing twelve months)	14.7%	16.1%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	15.9%	17.3%

(1)

Adjusted net income before income taxes (defined as net income excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity to assess our consolidated financial and operating performance.  Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results.  Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity do not reflect our cash expenditures or changes in our cash requirements for our working capital needs.  In addition, our calculation of adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity may differ from the adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity, or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following tables show the reconciliation of net income to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Reconciliation of net income to adjusted net income before income taxes and adjusted pre-tax profit margin:
Net income	$138,094	$110,651
Amortization of debt discounts and issuance costs	8,540	8,022
Stock-based compensation	4,174	3,432
Provision for income taxes	36,850	30,668
Adjusted net income before income taxes	$187,658	$152,773

Total revenues	$466,051	$381,209
Adjusted pre-tax profit margin(1)	40.3%	40.1%

(1)	Adjusted pre-tax profit margin is adjusted net income before income taxes divided by total revenues.

The following table shows the reconciliation of net income to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Reconciliation of net income to adjusted diluted earnings per share before income taxes:
Net income	$138,094	$110,651
Amortization of debt discounts and issuance costs	8,540	8,022
Stock-based compensation	4,174	3,432
Provision for income taxes	36,850	30,668
Adjusted net income before income taxes	$187,658	$152,773
Assumed conversion of convertible senior notes	—	1,739
Adjusted net income before income taxes plus assumed conversions	$187,658	$154,512
Weighted-average diluted common shares outstanding	112,380,856	112,230,410
Adjusted diluted earnings per share before income taxes	$1.67	$1.38

The following table shows the reconciliation of net income to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months
	March 31,
	2019	2018
	(unaudited)
Reconciliation of net income to adjusted pre-tax return on common equity:
Net income	$538,278	$781,866
Amortization of debt discounts and issuance costs	33,224	28,484
Stock-based compensation	18,220	19,463
Insurance recovery on settlement	—	(950)
Provision for income taxes	135,485	(164,895)
Adjusted net income before income taxes	$725,207	$663,968

Common shareholders' equity as of beginning of the period	$4,226,623	$3,459,232
Common shareholders' equity as of end of the period	$4,923,817	$4,226,623
Average common shareholders' equity	$4,575,220	$3,842,928

Adjusted pre-tax return on common equity	15.9%	17.3%

Three months ended March 31, 2019, compared to the three months ended March 31, 2018

Rental revenue

As of March 31, 2019, we owned 280 aircraft with a net book value of $16.3 billion and recorded $455.7 million in rental revenue for the quarter then ended, which included overhaul revenue, net of amortization expense related to initial direct costs, of $18.0 million. In the prior year, as of March 31, 2018, we owned 253 aircraft with a net book value of $13.6 billion and recorded $377.9 million in rental revenue for the quarter ended March 31, 2018, which included $0.8 million in amortization expense related to initial direct costs, which is net of overhaul revenue. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $16.3 billion as of March 31, 2019 from $13.6 billion as of March 31, 2018.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $10.3 million for the three months ended March 31, 2019 compared to $3.3 million for the three months ended March 31, 2018.  During the quarter ended March 31, 2019, we recorded $3.6 million in gains from the sale of six aircraft from our operating lease portfolio. During the quarter ended March 31, 2018, we did not sell any aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $97.8 million for the three months ended March 31, 2019 compared to $77.0 million for the three months ended March 31, 2018. The increase was primarily due to an increase in our aggregate debt balance and an increase in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase.  Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $159.5 million in depreciation expense of flight equipment for the three months ended March 31, 2019 compared to $136.1 million for the three months ended March 31, 2018. The increase in depreciation expense for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $29.7 million for the three months ended March 31, 2019 compared to $23.4 million for the three months ended March 31, 2018. Selling, general and administrative expense as a percentage of total revenue increased to 6.4% for the three months ended March 31, 2019 compared to 6.1% for the three months ended March 31, 2018. Selling, general and administrative expenses increased due in part to increased transactional expenses incurred during the period. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 21.1% and 21.7% for the three months ended March 31, 2019 and 2018, respectively.  Changes in the tax rate were primarily driven by variances in permanent items.

Net income

For the three months ended March 31, 2019, we reported consolidated net income of $138.1 million, or $1.23 per diluted share, compared to a consolidated net income of $110.7 million, or $1.00 per diluted share, for the three months ended March 31, 2018.  Net income increased in the first quarter of 2019 as compared to 2018, primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses.

Adjusted net income before income taxes

For the three months ended March 31, 2019, we recorded adjusted net income before income taxes of $187.7 million, or $1.67 per diluted share, compared to an adjusted net income before income taxes of $152.8 million, or $1.38 per diluted share, for the three months ended March 31, 2018. Our adjusted net income before income taxes increased primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses.

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

Contractual Obligations

Our contractual obligations as of March 31, 2019, are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations	$128,867	$1,461,270	$1,693,524	$3,338,472	$1,878,376	$3,497,646	$11,998,155
Interest payments on debt outstanding(1)	284,842	397,578	347,027	267,608	187,399	327,554	1,812,008
Purchase commitments	4,529,679	6,669,957	5,635,590	5,243,887	2,896,636	221,130	25,196,879
Operating leases	2,907	5,891	5,811	6,199	6,394	37,620	64,822
Total	$4,946,295	$8,534,696	$7,681,952	$8,856,166	$4,968,805	$4,083,950	$39,071,864

(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2019.

The above table does not include any dividends we will pay on our Series A Preferred Stock or common stock.

Off-Balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries and created partnership arrangements or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements, all of which are consolidated. We have investments in two joint ventures in which we own 9.5% of the equity of each joint venture. We account for our investment in these joint ventures using the equity method of accounting due to our level of influence and involvement in the joint ventures. We also have a non-controlling interest in Thunderbolt Aircraft Lease Limited II of 5.1% and it is accounted for as an investment under the cost method of accounting.

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2018. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our consolidated financial statements.  Accordingly, there have been no material changes to critical accounting policies in the three months ended March 31, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions.  As of March 31, 2019 and December 31, 2018, we had $2.1 billion and $1.6 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $20.7 million and $15.9 million as of March 31, 2019 and December 31, 2018, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of March 31, 2019, 82.7% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars.  As of March 31, 2019 and December 31, 2018, approximately 0.7% of our lease revenues were denominated in foreign currency. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2019. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than stated below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The value of our aircraft and the market rates for leases could decline, which could have a negative effect on our financial condition, cash flow and results of operations.

Aircraft values and market rates for leases have from time to time experienced sharp decreases due to a number of factors including, but not limited to, oversupply of a specific type of aircraft, decreases in passenger and air cargo demand, increases in fuel costs, inflation, government regulation and increases in interest rates. For example, recent concerns around the 737 MAX aircraft could depress the ability to lease such aircraft as they are delivered to us and result in lower lease rates.  We currently have 15 737 MAX aircraft in our fleet with 153 of such aircraft in our orderbook to be delivered between 2019 and 2024. Operating leases place the risk of realization of residual values on aircraft lessors because only a portion of the equipment’s value is covered by contractual cash flows at lease inception.

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

When the manufacturers fail to respond appropriately to changes in the market environment, bring aircraft to market that do not meet customers’ expectations or fail to fulfill any contractual obligations they might have to us, we may experience:

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

•

reduced demand for a particular manufacturer’s product as a result of poor customer support, creating downward pressure on demand for those aircraft and engines in our fleet and reduced market lease rates and sale prices for those aircraft and engines;

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

There have been recent well-publicized delays by airframe and engine manufacturers in meeting stated deadlines in bringing new aircraft to market. The recent concerns surrounding the 737 MAX aircraft have resulted in unexpected delays in delivery from Boeing.  We have 153 of such aircraft in our orderbook.  Further, over the past two years, we have experienced delays relating to certain other aircraft scheduled for delivery in 2019 and 2020 and anticipate additional delivery delays.  Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year and our purchase agreements contain similar clauses. If there are manufacturing delays for aircraft for which we have made future lease commitments, some or all of our affected lessees could elect to terminate their lease arrangements with respect to such delayed aircraft. Any such termination could strain our relations with those lessees going forward and would negatively affect our cash flow and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

3.1

Restated Certificate of Incorporation of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to Air Lease Corporation’s Registration Statement on Form S-1 filed on January 14, 2011 (File No. 333-171734)).

3.2

Fourth Amended and Restated Bylaws of Air Lease Corporation (incorporated by reference to Exhibit 3.1 to Air Lease Corporation’s Current Report on Form 8-K filed on March 27, 2018 (File No. 001-35121)).

3.3

Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019 (incorporated by reference to Exhibit 3.2 to Air Lease Corporation’s Registration Statement on Form 8-A filed on March 4, 2019 (File No. 001-35121)).

4.1

Form of Stock Certificate representing the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A. (incorporated by reference to Exhibit 4.2 to Air Lease Corporation’s Registration Statement on Form 8-A filed on March 4, 2019 (File No. 001-35121)).

10.1

New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.22 to Air Lease Corporation’s Annual Report on Form 10-K filed on February 21, 2019 (File No. 001-35121)).

10.2

Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to Air Lease Corporation’s Annual Report on Form 10-K filed on February 21, 2019 (File No. 001-35121)).

10.3

Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.24 to Air Lease Corporation’s Annual Report on Form 10-K filed on February 21, 2019 (File No. 001-35121)).

10.4

Fifth Amendment, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Air Lease Corporation’s Current Report on Form 8-K filed on May 9, 2019 (File No. 001-35121)).

10.5

New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.6†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S. (filed herewith).

10.7†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company (filed herewith).

10.8†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company (filed herewith).

10.9§

Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2019 (incorporated by reference to Exhibit 10.118 to Air Lease Corporation’s Annual Report on Form 10-K filed on February 21, 2019 (File No. 001-35121)).

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 9, 2019	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

May 9, 2019	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)