Form 10-Q
period 2019-06-30
AIR LEASE CORP
filed 2019-08-08
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-35121

AIR LEASE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-1840403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars, Suite 1000N Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 553-0555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AL	New York Stock Exchange
6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	AL PRA	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

At August 7, 2019, there were 111,676,050 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2019

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q that are not historical facts may constitute “forward-looking statements,” including any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in such statements, including as a result of the following factors, among others:

●	our inability to obtain additional financing on favorable terms, if required, to complete the acquisition of sufficient aircraft as currently contemplated or to fund the operations and growth of our business;

●	our inability to obtain refinancing prior to the time our debt matures;

●	our inability to make acquisitions of, or lease, aircraft on favorable terms;

●	our inability to sell aircraft on favorable terms or to predict the timing of such sales;

●	impaired financial condition and liquidity of our lessees;

●	changes in overall demand for commercial aircraft leasing and aircraft management services;

●	deterioration of economic conditions in the commercial aviation industry generally;

●	potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto;

●	increased maintenance, operating or other expenses or changes in the timing thereof;

●	changes in the regulatory environment, including tariffs and other restrictions on trade;

●	our inability to effectively oversee our managed fleet;

●	the failure of any manufacturer to meet its contractual aircraft delivery obligations to us, resulting in our inability to deliver the aircraft to our lessees, including or as a result of technical or other difficulties with aircraft before or after delivery; and

●	the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and other SEC filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$264,058	$300,127
Restricted cash	24,044	22,871
Flight equipment subject to operating leases	20,306,921	17,985,324
Less accumulated depreciation	(2,554,720)	(2,278,214)
	17,752,201	15,707,110
Deposits on flight equipment purchases	1,694,765	1,809,260
Other assets	749,280	642,440
Total assets	$20,484,348	$18,481,808
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$453,536	$382,132
Debt financing, net of discounts and issuance costs	12,859,244	11,538,905
Security deposits and maintenance reserves on flight equipment leases	1,035,754	990,578
Rentals received in advance	124,142	119,526
Deferred tax liability	711,788	643,767
Total liabilities	$15,184,464	$13,674,908
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 10,000,000 shares of 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (aggregate liquidation preference of $250,000) issued and outstanding at June 30, 2019 and no shares issued or outstanding at December 31, 2018	100	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,666,126 and 110,949,850 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,117	1,110
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,733,948	2,474,238
Retained earnings	2,564,719	2,331,552
Total shareholders’ equity	$5,299,884	$4,806,900
Total liabilities and shareholders’ equity	$20,484,348	$18,481,808

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
Revenues
Rental of flight equipment	$463,870	$393,479	$919,609	$771,341
Aircraft sales, trading and other	7,525	4,335	17,837	7,682
Total revenues	471,395	397,814	937,446	779,023
Expenses
Interest	96,824	73,452	186,044	142,395
Amortization of debt discounts and issuance costs	8,712	8,010	17,252	16,032
Interest expense	105,536	81,462	203,296	158,427
Depreciation of flight equipment	171,689	142,600	331,160	278,734
Selling, general and administrative	27,771	21,458	57,473	44,817
Stock-based compensation	5,863	4,885	10,037	8,317
Total expenses	310,859	250,405	601,966	490,295
Income before taxes	160,536	147,409	335,480	288,728
Income tax expense	(32,231)	(32,198)	(69,081)	(62,866)
Net income	$128,305	$115,211	$266,399	$225,862
Preferred stock dividends	(4,271)	—	(4,271)	—
Net income available to common stockholders	$124,034	$115,211	$262,128	$225,862

Earnings per share of Class A and Class B common stock:
Basic	$1.11	$1.11	$2.36	$2.17
Diluted	$1.10	$1.04	$2.33	$2.04
Weighted-average shares outstanding
Basic	111,371,790	104,003,960	111,196,011	103,876,647
Diluted	112,807,023	112,424,582	112,598,623	112,326,506

Dividends declared per share of Class A common stock	$0.13	$0.10	$0.26	$0.20

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Class B Non-
			Class A		Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2018	—	$—	110,949,850	$1,110	—	$—	$2,474,238	$2,331,552	$4,806,900
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	263,218	2	—	—	439	—	441
Issuance of preferred stock	10,000,000	100	—	—	—	—	242,141	—	242,241
Stock-based compensation	—	—	—	—	—	—	4,174	—	4,174
Cash dividends (declared $0.13 per share of Class A common stock)	—	—	—	—	—	—	—	(14,445)	(14,445)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(94,899)	(1)	—	—	(3,587)	—	(3,588)
Net income	—	—	—	—	—	—	—	138,094	138,094
Balance at March 31, 2019	10,000,000	$100	111,118,169	$1,111	—	$—	$2,717,405	$2,455,201	$5,173,817
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	547,957	6	—	—	10,791	—	10,797
Issuance of preferred stock	—	—	—	—	—	—	(111)	—	(111)
Dividends declared on preferred stock	—	—	—	—	—	—	—	(4,271)	(4,271)
Stock-based compensation	—	—	—	—	—	—	5,863	—	5,863
Cash dividends (declared $0.13 per share of Class A common stock)	—	—	—	—	—	—	—	(14,516)	(14,516)
Net income	—	—	—	—	—	—	—	128,305	128,305
Balance at June 30, 2019	10,000,000	$100	111,666,126	$1,117	—	$—	$2,733,948	$2,564,719	$5,299,884

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Class B Non-
			Class A		Voting
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2017	—	$—	103,621,629	$1,036	—	$—	$2,260,064	$1,866,342	$4,127,442
Issuance of common stock upon vesting of restricted stock units and upon exercise of options and convertible debt conversion	—	—	514,773	4	—	—	2,632	—	2,636
Stock-based compensation	—	—	—	—	—	—	3,432	—	3,432
Cash dividends (declared $0.10 per share of Class A common stock)	—	—	—	—	—	—	—	(10,397)	(10,397)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(156,568)	—	—	—	(7,141)	—	(7,141)
Net income	—	—	—	—	—	—	—	110,651	110,651
Balance at March 31, 2018	—	$—	103,979,834	$1,040	—	$—	$2,258,987	$1,966,596	$4,226,623
Issuance of common stock upon vesting of restricted stock units and upon exercise of options and convertible debt conversion	—	—	85,211	1	—	—	1,521	—	1,522
Stock-based compensation	—	—	—	—	—	—	4,885	—	4,885
Cash dividends (declared $0.10 per share of Class A common stock)	—	—	—	—	—	—	—	(10,399)	(10,399)
Net income	—	—	—	—	—	—	—	115,211	115,211
Balance at June 30, 2018	—	$—	104,065,045	$1,041	—	$—	$2,265,393	$2,071,408	$4,337,842

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Operating Activities
Net income	$266,399	$225,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	331,160	278,734
Stock-based compensation	10,037	8,317
Deferred taxes	69,081	62,866
Amortization of debt discounts and issuance costs	17,252	16,032
Amortization of prepaid lease costs	14,851	14,610
Gain on aircraft sales, trading and other activity	(14,924)	(2,185)
Changes in operating assets and liabilities:
Other assets	(127,442)	(47,313)
Accrued interest and other payables	85,218	23,737
Rentals received in advance	4,616	7,331
Net cash provided by operating activities	656,248	587,991
Investing Activities
Acquisition of flight equipment under operating lease	(1,962,211)	(1,402,374)
Payments for deposits on flight equipment purchases	(448,653)	(360,440)
Proceeds from aircraft sales, trading and other activity	249,764	250
Acquisition of aircraft furnishings, equipment and other assets	(175,926)	(141,125)
Net cash used in investing activities	(2,337,026)	(1,903,689)
Financing Activities
Issuance of common stock upon exercise of options	11,236	4,128
Cash dividends paid on Class A common stock	(28,866)	(20,757)
Preferred dividends paid	(4,271)	—
Tax withholdings on stock-based compensation	(3,587)	(7,141)
Net change in unsecured revolving facility	199,000	109,000
Proceeds from debt financings	2,032,137	1,738,665
Payments in reduction of debt financings	(920,723)	(594,706)
Net proceeds from preferred stock issuance	242,130	—
Debt issuance costs	(7,327)	(5,301)
Security deposits and maintenance reserve receipts	142,685	109,007
Security deposits and maintenance reserve disbursements	(16,532)	(44,421)
Net cash provided by financing activities	1,645,882	1,288,474
Net decrease in cash	(34,896)	(27,224)
Cash, cash equivalents and restricted cash at beginning of period	322,998	308,282
Cash, cash equivalents and restricted cash at end of period	$288,102	$281,058
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $31,602 and $25,692 at June 30, 2019 and 2018, respectively	$210,808	$149,077
Cash paid for income taxes	$3,291	$555
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$711,432	$451,048
Cash dividends declared on Class A common stock, not yet paid	$14,516	$10,399

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and through our asset-backed securities platform. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. As of June 30, 2019, we owned a fleet of 297 aircraft, managed 64 aircraft and had 343 aircraft on order with aircraft manufacturers.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2019, and for all periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Note 3.  Debt Financing

The Company’s debt financing was comprised of the following at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Unsecured
Senior notes	$10,950,000	$10,043,445
Revolving credit facilities	801,000	602,000
Term financings	800,250	607,340
Total unsecured debt financing	12,551,250	11,252,785
Secured
Term financings	411,343	371,203
Export credit financing	34,938	38,265
Total secured debt financing	446,281	409,468

Total debt financing	12,997,531	11,662,253
Less: Debt discounts and issuance costs	(138,287)	(123,348)
Debt financing, net of discounts and issuance costs	$12,859,244	$11,538,905

The Company’s secured obligations as of June 30, 2019 and December 31, 2018 are summarized below (dollars in thousands):

	June 30,	December 31,
	2019	2018
Nonrecourse	$149,628	$167,245
Recourse	296,653	242,223
Total secured debt financing	$446,281	$409,468
Number of aircraft pledged as collateral	18	20
Net book value of aircraft pledged as collateral	$961,104	$1,132,111

Senior unsecured notes (including Medium-Term Note Program)

As of June 30, 2019, the Company had $11.0 billion in senior unsecured notes outstanding. As of December 31, 2018, the Company had $10.0 billion in senior unsecured notes outstanding.

During the six months ended June 30, 2019, the Company issued approximately $1.75 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $700.0 million due 2024 at a fixed rate of 4.25%, (ii) $750.0 million due 2026 at a fixed rate of 3.75% and (iii) $300.0 million due 2021 that bear interest at a floating rate of three-month LIBOR plus 0.67%.

Unsecured revolving credit facilities

As of June 30, 2019, the total outstanding balance on the Company's unsecured revolving credit facilities was approximately $801.0 million. The total outstanding balance under the Company's unsecured revolving credit facilities was approximately $602.0 million as of December 31, 2018.

In May 2019, the Company amended and extended its committed unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2022 to May 5, 2023 and, after giving effect to commitments that matured on May 5, 2019, increased the total revolving commitments to approximately $5.8 billion, representing an increase of 26.6% from December 31, 2018, with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. On July 31, 2019, the Company executed a commitment increase to its unsecured revolving credit facility, which increased the aggregate facility capacity by an additional $58.0 million. As of July 31, 2019, lenders held revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, commitments totaling approximately $5.0 million that mature on May 5, 2021, and commitments totaling $92.7 million that mature on May 5, 2020.

Maturities

Maturities of debt outstanding as of June 30, 2019 are as follows (in thousands):

Years ending December 31,
2019	$59,892
2020	1,460,039
2021	1,991,039
2022	2,701,069
2023	2,537,846
Thereafter	4,247,646
Total	$12,997,531

Note 4.  Commitments and Contingencies

As of June 30, 2019, the Company had commitments to acquire a total of 343 new aircraft for delivery through 2024 as follows:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A320/321neo(1)	16	27	32	25	25	—	125
Airbus A330-900neo	4	2	5	6	2	—	19
Airbus A350-900/1000	1	3	6	3	2	—	15
Boeing 737-7/8/9 MAX	—	41	48	31	25	5	150
Boeing 787-9/10	6	13	7	8	—	—	34
Total(2)(3)	27	86	98	73	54	5	343
(1)	Our Airbus A320/321neo aircraft orders include 56 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase one used Airbus A330-300 aircraft from a third party, which is scheduled for delivery in 2019.
(3)	Excluded from the table above are memorandums of understanding (“MOU”) with Airbus, signed in June 2019, to launch the A321 XLR aircraft and to order the A220 aircraft. Through these MOUs, we have the right to purchase 27 A321 XLR aircraft, 23 A321neo aircraft and 50 A220 aircraft and we have options for an additional 25 A220 aircraft. Also excluded from the table above is an MOU with Boeing, signed in June 2019, to convert existing purchase orders of 15 737 MAX aircraft to five 787-9 aircraft.

Airbus has informed us to expect several months of delivery delays relating to certain aircraft scheduled for delivery in 2019 and 2020. In addition, global aviation authorities have halted operations of the global 737 MAX fleet and Boeing has halted deliveries of such aircraft. Accordingly, we are expecting that the 737 MAX aircraft originally scheduled for delivery to us in 2019 will be delayed. These expected delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of August 8, 2019, none of our lease contracts or purchase agreements were subject to cancellation related to these aircraft delivery delays.

Commitments for the acquisition of aircraft and other equipment, calculated at an estimated aggregate purchase price (including adjustments for inflation) was approximately $24.1 billion at June 30, 2019, and are due as follows (in thousands):

Years ending December 31,
2019	$2,744,657
2020	6,469,820
2021	6,741,848
2022	5,034,063
2023	2,896,636
Thereafter	221,130
Total	$24,108,154

In addition to the Company's commitments, as of June 30, 2019, the Company had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

We have made non-refundable deposits on the aircraft for which we have commitments to purchase of $1.7 billion and $1.8 billion as of June 30, 2019 and December 31, 2018, respectively, which are subject to manufacturer performance commitments. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to breach of contract claims by our lessees and manufacturers.

Note 5.  Rental Income

At June 30, 2019, minimum future rentals on non-cancellable operating leases of flight equipment in our fleet, which have been delivered as of June 30, 2019, are as follows (in thousands):

Years ending December 31,
2019 (excluding the six months ended June 30, 2019)	$967,346
2020	1,899,538
2021	1,803,660
2022	1,672,930
2023	1,480,260
Thereafter	5,633,658
Total	$13,457,392

Note 6.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Preferred stock dividends are subtracted from net income in determining net income available to common stockholders. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of June 30, 2019, we did not have any Class B Non-Voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three and six months ended June 30, 2019, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 976,613 and 951,878 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2019 and 2018, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic earnings per share:
Numerator
Net income	$128,305	$115,211	$266,399	$225,862
Preferred stock dividends	(4,271)	—	(4,271)	—
Net income available to common stockholders	$124,034	$115,211	$262,128	$225,862
Denominator
Weighted-average common shares outstanding	111,371,790	104,003,960	111,196,011	103,876,647
Basic earnings per share	$1.11	$1.11	$2.36	$2.17
Diluted earnings per share:
Numerator
Net income	$128,305	$115,211	$266,399	$225,862
Preferred stock dividends	(4,271)	—	(4,271)	—
Assumed conversion of convertible senior notes	—	1,735	—	3,474
Net income available to common stockholders plus assumed conversions	$124,034	$116,946	$262,128	$229,336
Denominator
Number of shares used in basic computation	111,371,790	104,003,960	111,196,011	103,876,647
Weighted-average effect of dilutive securities	1,435,233	8,420,622	1,402,612	8,449,859
Number of shares used in per share computation	112,807,023	112,424,582	112,598,623	112,326,506
Diluted earnings per share	$1.10	$1.04	$2.33	$2.04

Note 7.  Fair Value Measurements

Assets and liabilities measured at fair value on a recurring and non-recurring basis

The Company had no assets or liabilities which are measured at fair value on a recurring or non-recurring basis as of June 30, 2019 or December 31, 2018.

Financial instruments not measured at fair value

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2019 was approximately $13.3 billion compared to a book value of $13.0 billion. The estimated fair value of debt financing as of December 31, 2018 was $11.4 billion compared to a book value of $11.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at June 30, 2019, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2019 and December 31, 2018 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 8.  Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company had 111,666,126 and 110,949,850 Class A common shares issued and outstanding, respectively. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of June 30, 2019 and December 31, 2018.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at June 30, 2019 and December 31, 2018. As of June 30, 2019, the Company had 10,000,000 shares of preferred stock issued and outstanding with an aggregate liquidation preference of $250.0 million. The Company did not have any shares of preferred stock issued or outstanding as of December 31, 2018.

On March 5, 2019, the Company issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. The Company will pay dividends on the preferred stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

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

Note 9.  Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2019, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) remaining under the 2014 Plan was approximately 5,236,334, which includes 236,334 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest ratably over a three-year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one-or two-year period. The Company has two types of book value RSUs; those that vest ratably over a three-year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met. For the book value RSUs that cliff-vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period. At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management’s assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs cliff-vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $5.9 million and $4.9 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2019 and 2018, respectively. The Company recorded $10.0 million and $8.3 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2019 and 2018, respectively.

Stock Options

A summary of stock option activity for the six months ended June 30, 2019 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2018	2,620,295	$20.40	1.49	$25,697
Granted	—	$—	—	$—
Exercised	(573,806)	$20.00	—	$9,905
Forfeited/canceled	—	$—	—	$—
Balance at June 30, 2019	2,046,489	$20.52	1.00	$42,616
Vested and exercisable as of June 30, 2019	2,046,489	$20.52	1.00	$42,616
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of June 30, 2019, all of the Company’s outstanding employee stock options had fully vested and there were no unrecognized compensation costs related to outstanding stock options as of June 30, 2019. As a result, there was no stock-based compensation expense related to Stock Options for the three and six months ended June 30, 2019 and 2018.

The following table summarizes additional information regarding exercisable and vested stock options at June 30, 2019:

	Stock Options Exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	1,926,489	0.95
$28.80	120,000	1.82
$20.00 - $28.80	2,046,489	1.00

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

During the six months ended June 30, 2019, the Company granted 670,279 RSUs of which 139,895 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2019:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2018	1,055,325	$41.66
Granted	670,279	$39.64
Vested	(252,674)	$35.11
Forfeited/canceled	(168,579)	$29.67
Unvested at June 30, 2019	1,304,351	$43.44
Expected to vest after June 30, 2019	1,395,739	$43.29

As of June 30, 2019, there was $35.7 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.04 years.

Note 10.  Investments

The Company entered into an agreement with a co-investment vehicle arranged by Napier Park Global Capital (US) LP to participate in two joint ventures and formed Blackbird Capital I, LLC and Blackbird Capital II, LLC for the purpose of investing in commercial aircraft and leasing them to airlines around the globe. We also provide management services to these joint ventures for a fee based upon aircraft assets under management. The Company’s non-controlling interests in each joint venture is 9.5% and are accounted for as investments under the equity method of accounting. The Company’s investment in these joint ventures was $45.0 million and $40.6 million as of June 30, 2019 and December 31, 2018, respectively, and is recorded in other assets on the Consolidated Balance Sheets. As of June 30, 2019, the Company’s total unfunded commitment to Blackbird Capital II, LLC was $30.5 million.

On August 1, 2018, we entered into an agreement to sell 18 aircraft to Thunderbolt Aircraft Lease Limited II (“Thunderbolt II”), an asset-backed securities platform which will facilitate the sale and continued management of aircraft assets to investors. The Company’s non-controlling interest in Thunderbolt II is 5.1% and it is accounted for as an investment under the cost method of accounting. All of the aircraft in Thunderbolt II's portfolio will be managed by the Company. During the six months ended June 30, 2019, we completed the sale of three aircraft from our operating lease portfolio to Thunderbolt II. We expect the sale of the remaining three aircraft to be completed in 2019. The Company's investment in Thunderbolt II was $5.4 million as of June 30, 2019 and December 31, 2018, and is recorded in other assets on the Consolidated Balance Sheets.

Note 11.  Flight Equipment Held for Sale

As of June 30, 2019, we had three aircraft, with a carrying value of $106.0 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets. We expect the sale of all three aircraft to be completed in 2019. We cease recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2018, we had six aircraft classified as held for sale, with a carrying value of $241.6 million.

Note 12.  Subsequent Events

On August 8, 2019, our board of directors approved a quarterly cash dividend of $0.13 per share on our outstanding Class A common stock. The dividend will be paid on October 4, 2019 to holders of record of our Class A common stock as of September 13, 2019. Our board of directors also approved a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock, which will be paid on September 15, 2019 to holders of record of our Series A Preferred Stock as of August 31, 2019.

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

During the six months ended June 30, 2019, we purchased and took delivery of 27 aircraft from our new order pipeline, purchased one aircraft in the secondary market and sold six aircraft, ending the period with a total of 297 aircraft with a net book value of $17.8 billion. The weighted average lease term remaining on our operating lease portfolio was 7.2 years and the weighted average age of our owned fleet was 3.7 years as of June 30, 2019. Our fleet grew by 13.0% based on net book value of $17.8 billion as of June 30, 2019 compared to $15.7 billion as of December 31, 2018. In addition, we had a managed fleet of 64 aircraft as of June 30, 2019, compared to a managed fleet of 61 aircraft as of December 31, 2018. We have a globally diversified customer base comprised of 100 airlines in 57 countries. As of August 8, 2019, all aircraft in our operating lease portfolio, except for one aircraft, were subject to lease agreements.

In June 2019, we entered into memorandums of understanding (“MOU”) with Airbus to launch the A321 XLR aircraft and to order the A220 aircraft. Through these MOUs, we have the right to purchase 27 A321 XLR aircraft, 23 A321neo aircraft and 50 A220 aircraft, and we have options for an additional 25 A220 aircraft. In addition, we entered into an MOU with Boeing to convert existing purchase orders of 15 737 MAX aircraft to five 787-9 aircraft. As of June 30, 2019, we had commitments to purchase 343 aircraft from Airbus and Boeing for delivery through 2024, with an estimated aggregate commitment of $24.1 billion. We ended the second quarter of 2019 with $28.7 billion in committed minimum future rental payments and placed 77% of our committed order book on long-term leases for aircraft delivering through 2021. This includes $13.5 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.2 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2019 through 2023.

In 2019, we raised $3.4 billion in debt to finance the growth of our fleet and refinance existing debt maturities, increasing our liquidity position to $5.3 billion. During the first six months of 2019, we have issued $1.75 billion in Medium-Term Notes, with maturities ranging between 2021 and 2026 and that bear interest at fixed rates between 3.75% and 4.25%, and floating rate notes that bear interest at three-month LIBOR plus 0.67%. In May 2019, we amended and extended our unsecured revolving credit facility and, including commitment increases executed through August 8, 2019, we increased our unsecured revolving credit facility by an aggregate of $1.3 billion to $5.9 billion and extended the final maturity date to 2023 while maintaining our pricing with an interest rate of LIBOR plus 1.05% and a facility fee of 0.20%. We ended the second quarter of 2019 with total debt outstanding, net of discounts and issuance costs, of $12.9 billion, of which 82.1% was at a fixed rate and 96.6% of which was unsecured. Our composite cost of funds was 3.49% as of June 30, 2019.

Our total revenues for the quarter ended June 30, 2019 increased by 18.5% to $471.4 million, compared to the quarter ended June 30, 2018. This increase was principally driven by the continued growth of our fleet. Our net income available to common stockholders for the quarter ended June 30, 2019 was $124.0 million compared to $115.2 million for the quarter ended June 30, 2018. Our diluted earnings per share for the quarter ended June 30, 2019 was $1.10 compared to $1.04 for the quarter ended June 30, 2018. The increase in net income available to common stockholders in the second quarter of 2019 as compared to 2018 was primarily due to the continued growth of our fleet.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the three months ended June 30, 2019 was $170.8 million or $1.51 per diluted share, compared to $160.3 million or $1.44 per diluted share for the three months ended June 30, 2018. The increase in our adjusted net income before income taxes is primarily driven by the continued growth of our fleet. Our adjusted pre-tax profit margin for the three months ended June 30, 2019 was 36.2% compared to 40.3% for the three months ended June 30, 2018. Adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. generally accepted accounting principles (“GAAP”). See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income available to common stockholders.

Our Fleet

Portfolio metrics of our fleet as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018

Aggregate fleet net book value	$17.8 billion	$15.7 billion
Weighted-average fleet age(1)	3.7 years	3.8 years
Weighted-average remaining lease term(1)	7.2 years	6.8 years

Owned fleet	297	275
Managed fleet	64	61
Aircraft on order(2)	343	372
Aircraft purchase options(3)	50	50
Total	754	758

Current fleet contracted rentals	$13.4 billion	$11.8 billion
Committed fleet rentals	$15.2 billion	$13.9 billion
Total committed rentals	$28.6 billion	$25.7 billion
(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.
(2)	Excluded from the table above are MOUs with Airbus, signed in June 2019, to launch the A321 XLR aircraft and to order the A220 aircraft. Through these MOUs, we have the right to purchase 27 A321 XLR aircraft, 23 A321neo aircraft and 50 A220 aircraft and we have options for an additional 25 A220 aircraft. Also excluded from the table above is an MOU with Boeing, signed in June 2019, to convert existing purchase orders of 15 737 MAX aircraft to five 787-9 aircraft.
(3)	As of June 30, 2019, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft, which does not include options to purchase an additional 25 Airbus A220-300 aircraft pursuant to an MOU executed in June 2019. As of December 31, 2018, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline’s principal place of business as of June 30, 2019 and December 31, 2018 (in thousands, except percentages):

	June 30, 2019		December 31, 2018
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$5,106,432	28.7%	$4,692,341	29.9%
Asia (excluding China)	4,288,426	24.2%	3,846,785	24.5%
China	3,076,195	17.3%	2,663,903	17.0%
The Middle East and Africa	2,216,317	12.5%	1,952,900	12.4%
Central America, South America and Mexico	1,275,240	7.2%	1,078,900	6.9%
Pacific, Australia and New Zealand	960,922	5.4%	714,397	4.5%
U.S. and Canada	833,441	4.7%	757,884	4.8%
Total	$17,756,973	100.0%	$15,707,110	100.0%

The following table sets forth the number of aircraft we owned by aircraft type as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.4%
Airbus A320-200	33	11.1%	35	12.7%
Airbus A320-200neo	9	3.0%	6	2.2%
Airbus A321-200	34	11.6%	34	12.4%
Airbus A321-200neo	23	7.7%	14	5.1%
Airbus A330-200	14	4.7%	15	5.4%
Airbus A330-300	6	2.0%	5	1.8%
Airbus A330-900neo	5	1.7%	1	0.4%
Airbus A350-900	9	3.0%	6	2.2%
Boeing 737-700	4	1.4%	4	1.4%
Boeing 737-800	96	32.3%	98	35.6%
Boeing 737-8 MAX	15	5.1%	14	5.1%
Boeing 767-300ER	1	0.3%	1	0.4%
Boeing 777-200ER	1	0.3%	1	0.4%
Boeing 777-300ER	24	8.1%	24	8.7%
Boeing 787-9	21	7.1%	15	5.4%
Embraer E190	1	0.3%	1	0.4%
Total(1)	297	100.0%	275	100.0%
(1)	As of June 30, 2019 and December 31, 2018, we had three aircraft held for sale and six aircraft held for sale, respectively.

As of June 30, 2019, we had commitments to acquire a total of 343 new aircraft for delivery as follows:

Aircraft Type	2019	2020	2021	2022	2023	Thereafter	Total
Airbus A320/321neo(1)	16	27	32	25	25	—	125
Airbus A330-900neo	4	2	5	6	2	—	19
Airbus A350-900/1000	1	3	6	3	2	—	15
Boeing 737-7/8/9 MAX	—	41	48	31	25	5	150
Boeing 787-9/10	6	13	7	8	—	—	34
Total(2)(3)	27	86	98	73	54	5	343
(1)	Our Airbus A320/321neo aircraft orders include 56 long-range variants.
(2)	In addition to the aircraft from our orderbook, we have a commitment to purchase one used Airbus A330-300 aircraft from a third party, which is scheduled for delivery in 2019.
(3)	Excluded from the table above are MOUs with Airbus, signed in June 2019, to launch the A321 XLR aircraft and to order the A220 aircraft. Through these MOUs, we have the right to purchase 27 A321 XLR aircraft, 23 A321neo aircraft and 50 A220 aircraft and we have options for an additional 25 A220 aircraft. Also excluded from the table above is an MOU with Boeing, signed in June 2019, to convert existing purchase orders of 15 737 MAX aircraft to five 787-9 aircraft.

Airbus has informed us to expect several months of delivery delays relating to certain aircraft scheduled for delivery in 2019 and 2020. In addition, global aviation authorities have halted operations of the global 737 MAX fleet and Boeing has halted deliveries of such aircraft. Accordingly, we are expecting that the 737 MAX aircraft originally scheduled for delivery to us in 2019 will be delayed. These expected delays have been reflected in our commitment schedules above. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year. Our purchase agreements contain similar clauses. As of August 8, 2019, none of our lease contracts or purchase agreements were subject to cancellation related to these aircraft delivery delays.

In addition to our commitments, as of June 30, 2019, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft. Deliveries of these aircraft are scheduled to commence in 2023 and continue through 2024.

Our lease placements are progressing in line with expectations. The following table shows the number of new aircraft scheduled to be delivered as of June 30, 2019, along with the lease placements of such aircraft as of August 8, 2019:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2019	27	27	100.0%
2020	86	83	96.5%
2021	98	52	53.1%
2022	73	24	32.9%
2023	54	4	7.4%
Thereafter	5	—	—%
Total	343	190

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines. In each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) reported that passenger traffic for the first six months of 2019 grew 4.7% compared to the same period in 2018. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

In March 2019, aviation authorities worldwide suspended the operations of the Boeing 737 MAX aircraft. Accordingly, Boeing has temporarily halted deliveries of all Boeing 737 MAX aircraft, and has informed us to expect several months of delivery delays until Boeing is able to resolve this matter. As of June 30, 2019, we owned and leased 15 Boeing 737 MAX aircraft, and all of our leases contain Hell or High Water provisions, which require the airline to continue to make payments under the lease, irrespective of any difficulties in which the lessees may encounter.  In addition, we are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with Boeing 737 MAX aircraft that we own and have on order.

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

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including aircraft sales and trading activity, and debt financings. We have structured ourselves with the goal to maintain investment-grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. In addition, we may, to a limited extent, utilize export credit financing or other forms of secured financing in support of our new aircraft deliveries.

We ended the second quarter of 2019 with total debt outstanding, net of discounts and issuance costs, of $12.9 billion compared to $11.5 billion as of December 31, 2018. Our unsecured debt increased to $12.6 billion as of June 30, 2019 from $11.3 billion as of December 31, 2018. Our unsecured debt as a percentage of total debt increased to 96.6% as of June 30, 2019 from 96.5% as of December 31, 2018. We also issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"), $0.01 par value, with a liquidation preference of $25.00 per share during the first half of 2019.

We increased our cash flows provided by operating activities by 11.6% or $68.3 million, to $656.2 million for the six months ended June 30, 2019 as compared to $588.0 million for the six months ended June 30, 2018. The increase in our cash flow provided by operating activities is due to the increase in our net income and growth of our fleet. Our cash flow used in investing activities was $2.3 billion for the six months ended June 30, 2019, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our sales and trading activity. Our cash flow provided by financing activities was $1.6 billion for the six months ended June 30, 2019, which resulted primarily from the issuance of unsecured notes and the issuance of preferred stock during the first six months of 2019, partially offset by the repayment of outstanding debt.

We ended the second quarter of 2019 with available liquidity of $5.3 billion which is comprised of unrestricted cash of $264.1 million and an undrawn balance under our committed unsecured revolving credit facility of $5.1 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

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

We are in compliance in all material respects with the covenants in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Debt

Our debt financing was comprised of the following at June 30, 2019 and December 31, 2018 (in thousands, except percentages):

	June 30, 2019	December 31, 2018

Unsecured
Senior notes	$10,950,000	$10,043,445
Revolving credit facilities	801,000	602,000
Term financings	800,250	607,340
Total unsecured debt financing	12,551,250	11,252,785
Secured
Term financings	411,343	371,203
Export credit financing	34,938	38,265
Total secured debt financing	446,281	409,468

Total debt financing	12,997,531	11,662,253
Less: Debt discounts and issuance costs	(138,287)	(123,348)
Debt financing, net of discounts and issuance costs	$12,859,244	$11,538,905
Selected interest rates and ratios:
Composite interest rate(1)	3.49%	3.46%
Composite interest rate on fixed-rate debt(1)	3.49%	3.42%
Percentage of total debt at fixed-rate	82.07%	86.41%
(1)	This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of June 30, 2019, we had $11.0 billion in senior unsecured notes outstanding. As of December 31, 2018, we had $10.0 billion in senior unsecured notes outstanding.

During the six months ended June 30, 2019, we issued approximately $1.75 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $700.0 million due 2024 at a fixed rate of 4.25%, (ii) $750.0 million due 2026 at a fixed rate of 3.75% and (iii) $300.0 million due 2021 that bear interest at a floating rate of three-month LIBOR plus 0.67%.

Unsecured revolving credit facilities

As of June 30, 2019, the total outstanding balance on our unsecured revolving credit facilities was approximately $801.0 million. The total outstanding balance under our unsecured revolving credit facilities was approximately $602.0 million as of December 31, 2018.

In May 2019, we amended and extended our committed unsecured revolving credit facility whereby, among other things, we extended the final maturity date from May 5, 2022 to May 5, 2023 and, after giving effect to commitments that matured on May 5, 2019, increased the total revolving commitments to approximately $5.8 billion, representing an increase of 26.6% from December 31, 2018, with an interest rate of LIBOR plus 1.05% with a 0.20% facility fee. On July 31, 2019, the Company executed a commitment increase to its unsecured revolving credit facility, which increased the aggregate facility capacity by an additional $58.0 million. As of July 31, 2019, lenders held revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on

May 5, 2022, commitments totaling approximately $5.0 million that mature on May 5, 2021, and commitments totaling $92.7 million that mature on May 5, 2020.

As of June 30, 2019, borrowings under the committed unsecured revolving credit facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines in the credit ratings for our debt) in respect of total commitments under the committed unsecured revolving credit facility. Borrowings under the committed unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

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

On May 8, 2019, our board of directors approved a quarterly cash dividend of $0.427083 per share on our outstanding Series A Preferred Stock, which was paid on June 15, 2019 to holders of record of our Series A Preferred Stock as of May 31, 2019.

Credit ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. In July 2019, Fitch Ratings reaffirmed its issuer and senior unsecured debt ratings and outlook. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	December 14, 2018
Standard and Poor's	BBB	BBB	Stable	December 18, 2018
Fitch Ratings	BBB	BBB	Stable	July 15, 2019

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2019 and 2018 (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Revenues
Rental of flight equipment	$463,870	$393,479	$919,609	$771,341
Aircraft sales, trading and other	7,525	4,335	17,837	7,682
Total revenues	471,395	397,814	937,446	779,023
Expenses
Interest	96,824	73,452	186,044	142,395
Amortization of debt discounts and issuance costs	8,712	8,010	17,252	16,032
Interest expense	105,536	81,462	203,296	158,427
Depreciation of flight equipment	171,689	142,600	331,160	278,734
Selling, general and administrative	27,771	21,458	57,473	44,817
Stock-based compensation	5,863	4,885	10,037	8,317
Total expenses	310,859	250,405	601,966	490,295
Income before taxes	160,536	147,409	335,480	288,728
Income tax expense	(32,231)	(32,198)	(69,081)	(62,866)
Net income	$128,305	$115,211	$266,399	$225,862
Preferred stock dividends	(4,271)	—	(4,271)	—
Net income available to common stockholders	$124,034	$115,211	$262,128	$225,862

Earnings per share of Class A and B common stock
Basic	$1.11	$1.11	$2.36	$2.17
Diluted	$1.10	$1.04	$2.33	$2.04

Other financial data
Pre-tax profit margin	34.1%	37.1%	35.8%	37.1%
Adjusted net income before income taxes(1)	$170,840	$160,304	$358,498	$313,077
Adjusted pre-tax profit margin(1)	36.2%	40.3%	38.2%	40.2%
Adjusted diluted earnings per share before income taxes(1)	$1.51	$1.44	$3.18	$2.82
Pre-tax return on common equity (trailing twelve months)	14.6%	15.4%	14.6%	15.4%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	15.7%	16.7%	15.7%	16.7%
(1)	Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin:
Net income available to common stockholders	$124,034	$115,211	$262,128	$225,862
Amortization of debt discounts and issuance costs	8,712	8,010	17,252	16,032
Stock-based compensation	5,863	4,885	10,037	8,317
Provision for income taxes	32,231	32,198	69,081	62,866
Adjusted net income before income taxes	$170,840	$160,304	$358,498	$313,077

Total revenues	$471,395	$397,814	$937,446	$779,023
Adjusted pre-tax profit margin(1)	36.2%	40.3%	38.2%	40.2%
(1)	Adjusted pre-tax profit margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)

Reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes:
Net income available to common stockholders	$124,034	$115,211	$262,128	$225,862
Amortization of debt discounts and issuance costs	8,712	8,010	17,252	16,032
Stock-based compensation	5,863	4,885	10,037	8,317
Provision for income taxes	32,231	32,198	69,081	62,866
Adjusted net income before income taxes	$170,840	$160,304	$358,498	$313,077
Assumed conversion of convertible senior notes	—	1,735	—	3,474
Adjusted net income before income taxes plus assumed conversions	$170,840	$162,039	$358,498	$316,551
Weighted-average diluted common shares outstanding	112,807,023	112,424,582	112,598,623	112,326,506
Adjusted diluted earnings per share before income taxes	$1.51	$1.44	$3.18	$2.82

The following table shows the reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months
	June 30,
	2019	2018
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity:
Net income available to common stockholders	$547,101	$796,152
Amortization of debt discounts and issuance costs	33,926	30,057
Stock-based compensation	19,198	19,044
Provision for income taxes	135,518	(187,641)
Adjusted net income before income taxes	$735,743	$657,612

Common shareholders' equity as of beginning of the period	$4,337,842	$3,558,204
Common shareholders' equity as of end of the period	$5,049,884	$4,337,842
Average common shareholders' equity	$4,693,863	$3,948,023

Adjusted pre-tax return on common equity	15.7%	16.7%

Three months ended June 30, 2019, compared to the three months ended June 30, 2018

Rental revenue

As of June 30, 2019, we owned 297 aircraft with a net book value of $17.8 billion and recorded $463.9 million in rental revenue for the quarter then ended, which included $2.1 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of June 30, 2018, we owned 271 aircraft with a net book value of $14.9 billion and recorded $393.5 million in rental revenue for the quarter ended June 30, 2018, which included $1.8 million in amortization expense related to initial direct costs, which is net of overhaul revenue. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $17.8 billion as of June 30, 2019 from $14.9 billion as of June 30, 2018.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $7.5 million for the three months ended June 30, 2019 compared to $4.3 million for the three months ended June 30, 2018. The increase was primarily attributable to the increase in revenue relating to other activities, as we did not sell any aircraft from our operating lease portfolio in either period.

Interest expense

Interest expense totaled $105.5 million for the three months ended June 30, 2019 compared to $81.5 million for the three months ended June 30, 2018. The increase was primarily due to an increase in our aggregate debt balance. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $171.7 million in depreciation expense of flight equipment for the three months ended June 30, 2019 compared to $142.6 million for the three months ended June 30, 2018. The increase in depreciation expense for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $27.8 million for the three months ended June 30, 2019 compared to $21.5 million for the three months ended June 30, 2018. Selling, general and administrative expense as a percentage of total revenue increased to 5.9% for the three months ended June 30, 2019 compared to 5.4% for the three months ended June 30, 2018. Selling, general and administrative expenses increased due in part to increased transactional expenses incurred during the period. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 20.1% and 21.8% for the three months ended June 30, 2019 and 2018, respectively. Changes in the tax rate were primarily driven by variances in permanent items.

Net income available to common stockholders

For the three months ended June 30, 2019, we reported consolidated net income available to common stockholders of $124.0 million, or $1.10 per diluted share, compared to a consolidated net income available to common stockholders of $115.2 million, or $1.04 per diluted share, for the three months ended June 30, 2018. Net income available to common stockholders increased in the second quarter of 2019 as compared to 2018, primarily due to the continued growth of our fleet, partially offset by increases in our interest expense and selling, general and administrative expenses.

Adjusted net income before income taxes

For the three months ended June 30, 2019, we recorded adjusted net income before income taxes of $170.8 million, or $1.51 per diluted share, compared to an adjusted net income before income taxes of $160.3 million, or $1.44 per diluted share, for the three months ended June 30, 2018. Our adjusted net income before income taxes increased primarily due to the continued growth of our fleet, partially offset by increases in our interest expense and selling, general and administrative expenses.

Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See Note 1 under the “Results of Operations” table above for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income available to common stockholders.

Six months ended June 30, 2019, compared to the six months ended June 30, 2018

Rental revenue

As of June 30, 2019, we owned 297 aircraft with a net book value of $17.8 billion and recorded $919.6 million in rental revenue for the six months then ended, which included overhaul revenue, net of amortization expense related to initial direct costs, of $15.9 million. In the prior year, as of June 30, 2018, we owned 271 aircraft with a net book value of $14.9 billion and recorded $771.3 million in rental revenue for the six months ended June 30, 2018, which included overhaul revenue, net of amortization of initial direct costs, of $2.7 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $17.8 billion as of June 30, 2019 from $14.9 billion as of June 30, 2018.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $17.8 million for the six months ended June 30, 2019 compared to $7.7 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we recorded $1.6 million in gains from the sale of six aircraft from our operating lease portfolio. During the six months ended June 30, 2018, we did not sell any aircraft from our operating lease portfolio.

Interest expense

Interest expense totaled $203.3 million for the six months ended June 30, 2019 compared to $158.4 million for the six months ended June 30, 2018. The increase was primarily due to an increase in our aggregate debt balance. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $331.2 million in depreciation expense of flight equipment for the six months ended June 30, 2019 compared to $278.7 million for the six months ended June 30, 2018. The increase in depreciation expense for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $57.5 million for the six months ended June 30, 2019 compared to $44.8 million for the six months ended June 30, 2018. Selling, general and administrative expense as a percentage of total revenue increased to 6.1% for the six months ended June 30, 2019 compared to 5.8% for the six months ended June 30, 2018. Selling, general and administrative expenses increased due in part to increased transactional expenses incurred during the period. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 20.6% and 21.8% for the six months ended June 30, 2019 and 2018, respectively. Changes in the tax rate were primarily driven by variances in permanent items.

Net income available to common stockholders

For the six months ended June 30, 2019, we reported consolidated net income available to common stockholders of $262.1 million, or $2.33 per diluted share, compared to a consolidated net income available to common stockholders of $225.9 million, or $2.04 per diluted share, for the six months ended June 30, 2018. Net income available to common stockholders increased in the second quarter of 2019 as compared to 2018, primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses.

Adjusted net income before income taxes

For the six months ended June 30, 2019, we recorded adjusted net income before income taxes of $358.5 million, or $3.18 per diluted share, compared to an adjusted net income before income taxes of $313.1 million, or $2.82 per diluted share, for the six months ended June 30, 2018. Our adjusted net income before income taxes increased primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses.

Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See Note 1 under the “Results of Operations” table above for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income available to common stockholders.

Contractual Obligations

Our contractual obligations as of June 30, 2019, are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations	$59,892	$1,460,039	$1,991,039	$2,701,069	$2,537,846	$4,247,646	$12,997,531
Interest payments on debt outstanding(1)	234,546	437,462	382,222	318,434	227,101	397,865	1,997,630
Purchase commitments	2,744,657	6,469,820	6,741,848	5,034,063	2,896,636	221,130	24,108,154
Operating leases	2,484	6,881	7,052	6,509	6,393	37,617	66,936
Total	$3,041,579	$8,374,202	$9,122,161	$8,060,075	$5,667,976	$4,904,258	$39,170,251
(1)Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2019.

The above table does not include any dividends we may pay on our Series A Preferred Stock or common stock.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2018. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting policies in the six months ended June 30, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of June 30, 2019 and December 31, 2018, we had $2.3 billion and $1.6 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $23.3 million and $15.9 million as of June 30, 2019 and December 31, 2018, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of June 30, 2019, 82.1% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of June 30, 2019 and December 31, 2018, approximately 0.7% of our lease revenues were denominated in foreign currency. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2019. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 and “Part II—Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation.	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation.	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

4.1	Form of Stock Certificate representing the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A.	8-A	001-35121	4.2	March 4, 2019

10.1	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	May 9, 2019

10.2	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	May 9, 2019

10.3

Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

					Filed herewith

10.4†	Amendment No. 11 to the Airbus A350 XWB Family Purchase Agreement, dated May 15, 2019, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.5†

Amendment and Restatement Agreement of Letter Agreement No. 1 to Amendment No. 10 to the Airbus A350 Family Purchase Agreement, dated April 26, 2019, by and between Air Lease Corporation and Airbus S.A.S.

					Filed herewith

10.6†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.				Filed herewith

10.7†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company.				Filed herewith

10.8†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.				Filed herewith

10.9§	Employment Agreement between Air Lease Corporation Hong Kong Limited and Jie Chen, effective June 6, 2019.	8-K	001-35121	10.1	June 7, 2019

10.10§	Letter Agreement between Air Lease Corporation and Jie Chen, dated June 5, 2019.	8-K	001-35121	10.2	June 7, 2019

10.11§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019.	8-K	001-35121	10.3	June 7, 2019

10.12§	Air Lease Corporation Non-Employee Director Compensation (as amended May 8, 2019).				Filed herewith

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

†	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

August 8, 2019	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 8, 2019	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)