Form 10-K
period 2019-12-31
AIR LEASE CORP
filed 2020-02-14
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of registrant’s voting stock held by non-affiliates was approximately $4.3 billion on June 28, 2019, based upon the last reported sales price on the New York Stock Exchange. As of February 13, 2020, there were 113,350,267 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2020 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report.

Form 10-K

For the Fiscal Year Ended December 31, 2019

INDEX

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations, and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general commercial aviation industry, economic, and business conditions, which will, among other things, affect demand for aircraft, availability, and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors,” in this Annual Report on Form 10-K. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

PART I

ITEM 1. BUSINESS

Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales, trading and other activities and our management fees.

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

We mitigate the risks of owning and leasing aircraft through careful management and diversification of our leases and lessees by geography, lease term, and aircraft age and type. We believe that diversification of our operating lease portfolio reduces the risks associated with individual lessee defaults and adverse geopolitical and regional economic events. We mitigate the risks associated with cyclical variations in the airline industry by managing customer concentrations and lease maturities in our operating lease portfolio to minimize periods of concentrated lease expirations. In order to maximize residual values and minimize the risk of obsolescence, our strategy is to own an aircraft during the first third of its expected 25-year useful life.

During the year ended December 31, 2019, we purchased and took delivery of 53 aircraft from our new order pipeline, purchased two incremental aircraft in the secondary market, sold 30 aircraft and transferred eight aircraft from our operating lease portfolio to flight equipment held for sale, which is included in Other assets on the Consolidated Balance Sheet, ending the period with a total of 292 aircraft in our operating lease portfolio with a net book value of $18.7 billion. The weighted average lease term remaining on our operating lease portfolio was 7.2 years and the weighted average age of our fleet was 3.5 years as of December 31, 2019. Our fleet grew by 19.1% based on net book value of $18.7 billion as of December 31, 2019 compared to $15.7 billion as of December 31, 2018. In addition, we had a managed fleet of 83 aircraft as of December 31, 2019, compared to a managed fleet of 61 aircraft as of December 31, 2018. We have a globally diversified customer base comprised of 106 airlines in 59 countries. As of February 14, 2020, all aircraft in our operating lease portfolio, except for two aircraft, were subject to lease agreements.

During 2019, we increased our total commitments with Boeing and Airbus by a net 94 aircraft. As of December 31, 2019, we had commitments to purchase 413 aircraft from Boeing and Airbus for delivery through 2026, with an estimated aggregate commitment of $27.4 billion. We ended 2019 with $29.1 billion in committed minimum future rental payments and placed 79% of our order book on long-term leases for aircraft delivering through 2022. This includes $14.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.0 billion in minimum future rental payments related to aircraft which will deliver between 2020 and 2024.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activities and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of government guaranteed export credit or other forms of secured financing. In 2019, we issued approximately $3.2 billion in aggregate principal amount of senior unsecured notes with maturities ranging from 2021 to 2029 and bearing interest at fixed rates ranging from 2.25% to 4.25% and one note bearing interest at a floating rate of three-month LIBOR plus 0.67%. In addition, we increased our unsecured revolving credit facility capacity to approximately $5.8 billion, representing an increase of 27.9% from December 31, 2018. We ended 2019 with total debt outstanding, net of discounts and issuance costs, of $13.6 billion, of which 88.4% was at a fixed rate and 96.6% of which was unsecured. As of December 31, 2019, our composite cost of funds was 3.34%.

In 2019, total revenues increased by 20.1% to $2.0 billion, compared to 2018. The increase in our total revenues is primarily due to the $3.0 billion increase in the net book value of our operating lease portfolio and an increase in our aircraft sales, trading and other activity. During the year ended December 31, 2019, our net income available to common stockholders was $575.2 million compared to $510.8 million for the year ended December 31, 2018. Our diluted earnings per share for the full year 2019 was $5.09 compared to $4.60 for the full year 2018. The increase in net income available to common stockholders and diluted earnings per share in 2019 compared to 2018 was primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2019 was $781.2 million or $6.91 per diluted share, compared to $690.3 million, or $6.20 per diluted share for the year ended December 31, 2018. The increase in our net income before income taxes and our adjusted net income before income taxes was principally driven by the continued growth of our fleet and an increase in our aircraft sales and trading activity, partially offset by increases in our interest expense and selling, general and administrative expenses. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income available to common stockholders.

Operations to Date

Current Fleet

Our fleet, based on net book value, increased by 19.1% to $18.7 billion as of December 31, 2019 compared to $15.7 billion as of December 31, 2018. As of December 31, 2019, we owned 292 aircraft in our flight equipment subject to operating leases portfolio, comprised of 203 narrowbody aircraft and 89 widebody aircraft, with a weighted average age of 3.5 years. Also, we had eight aircraft classified as flight equipment held for sale included in Other assets on the Consolidated Balance Sheet as of December 31, 2019. As of December 31, 2018, we owned 275 aircraft, comprised of 207 narrowbody aircraft and 68 widebody aircraft, with a weighted average age of 3.8 years. In addition, we also managed 83 aircraft as of December 31, 2019 compared to 61 aircraft as of December 31, 2018.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Europe	$531,778	27.7%	$476,515	29.2%	$450,628	31.1%
Asia (excluding China)	484,017	25.3%	412,465	25.3%	332,284	22.9%
China	357,278	18.6%	329,977	20.2%	324,147	22.3%
The Middle East and Africa	226,932	11.8%	179,497	11.0%	116,799	8.1%
Central America, South America, and Mexico	124,850	6.6%	108,736	6.7%	102,205	7.0%
U.S. and Canada	98,627	5.1%	77,678	4.8%	76,685	5.3%
Pacific, Australia, and New Zealand	93,387	4.9%	46,332	2.8%	47,987	3.3%
Total	$1,916,869	100.0%	$1,631,200	100.0%	$1,450,735	100.0%

The following table sets forth the regional concentration based on each airline's principal place of business of our flight equipment subject to operating leases based on net book value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Net Book		Net Book
Region	Value	% of Total	Value(1)	% of Total
	(in thousands, except percentages)
Europe	$5,438,775	29.0%	$4,692,341	29.9%
Asia (excluding China)	4,985,525	26.7%	3,846,785	24.5%
China	2,930,752	15.7%	2,663,903	17.0%
The Middle East and Africa	2,242,215	12.0%	1,952,900	12.4%
Central America, South America, and Mexico	1,116,814	6.0%	1,078,900	6.9%
U.S. and Canada	996,398	5.3%	757,884	4.8%
Pacific, Australia, and New Zealand	993,858	5.3%	714,397	4.5%
Total	$18,704,337	100.0%	$15,707,110	100.0%
(1)	As of December 31, 2018, we had six aircraft held for sale with a carrying value of $241.6 million included in the table above.

At December 31, 2019 and 2018, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2019		December 31, 2018
	Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total
Europe	43	40.6%	33	35.1%
Asia (excluding China)	19	17.9%	18	19.1%
The Middle East and Africa	13	12.3%	11	11.8%
U.S. and Canada	10	9.4%	10	10.6%
Central America, South America, and Mexico	9	8.5%	10	10.6%
China	9	8.5%	9	9.6%
Pacific, Australia, and New Zealand	3	2.8%	3	3.2%
Total	106	100.0%	94	100.0%
(1)	A customer is an airline with its own operating certificate.

For the years ended December 31, 2019, 2018, and 2017, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2019, 2018, and 2017, no rental revenue from any individual airline represented 10% or more of our rental revenue.

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

We work to mitigate the risks associated with owning and leasing aircraft and cyclical variations in the airline industry through careful management of our fleet, including managing customer concentrations by geography and region, entering into long-term leases, staggering lease maturities, balancing aircraft type exposures, and maintaining a young fleet age. We believe that diversification of our operating lease portfolio reduces the risks associated with individual customer defaults and the impact of adverse geopolitical and regional economic events. In order to maximize residual values and minimize the risk of obsolescence, our strategy is generally to own an aircraft for approximately the first third of its expected 25 year useful life.

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

●	primarily structured as operating leases, whereby we retain the residual rights to the aircraft;
●	primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including taxes, insurance, and aircraft maintenance;
●	require all payments be made in U.S. dollars;
●	are for fixed rates and terms;
●	require cash security deposits and maintenance reserve payments; and
●	contain provisions which require payment whether or not the aircraft is operated, irrespective of the circumstances.

In addition, our leases require the lessee to be responsible for compliance with applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the U.S. Federal Aviation Administration (“FAA”) or its equivalent in foreign jurisdictions. As a function of these laws and the provisions in our lease contracts, the lessees are responsible for performing all maintenance of the aircraft and returning of the aircraft and its components in a specified return condition. Generally, we receive a cash deposit and maintenance reserves as security for the lessee’s performance of its obligations under the lease and the condition of the aircraft upon return. In addition, most leases contain extensive provisions regarding our remedies and rights in the event of a default by a lessee. The lessee generally is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

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

Remarketing

Our lease agreements are generally structured to require lessees to notify us nine to 12 months in advance of the lease’s expiration if a lessee desires to renew or extend the lease. Requiring lessees to provide us with such advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to remarket or sell the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. As discussed above, our leases contain detailed provisions regarding the required condition of the aircraft and its components upon return at the end of the lease term.

Aircraft Sales & Trading Strategy

Our strategy is to maintain a portfolio of young aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long-term leases, and sell the aircraft when they near the end of the first third of their expected 25-year economic useful lives. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include other leasing companies, financial institutions, airlines and other investors. We also, from time to time, buy and sell aircraft on an opportunistic basis for trading profits. In the past three years ended December 31, 2019, we sold 76 aircraft. Additionally, as discussed below, we may provide management services to buyers of our aircraft assets for a fee.

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third-party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2019, we had a managed fleet of 83 aircraft.

Financing Strategy

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity and debt financings. We have structured the Company to have investment-grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We have in the past, and we may in the future, utilize government guaranteed export credit or other forms of secured financing.

Insurance

We require our lessees to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance, aircraft all-risk hull insurance, and war-risk insurance covering risks such as hijacking, terrorism (but excluding coverage for weapons of mass destruction and nuclear events), confiscation, expropriation, seizure, and nationalization. We generally require a certificate of insurance from the lessee’s insurance broker prior to delivery of an aircraft. Generally, all certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

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

The comprehensive liability insurance listed on certificates of insurance generally include provisions for bodily injury, property damage, passenger liability, cargo liability, and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500.0 million for Airbus and Boeing aircraft. As a standard in the industry, airline operator's policies contain a sublimit for third-party war risk liability generally in the amount of at least $150.0 million. We require each lessee to purchase higher limits of third-party war risk liability or obtain an indemnity from its respective government.

The international aviation insurance market has exclusions for physical damage to aircraft hulls caused by dirty bombs, bio-hazardous materials, and electromagnetic pulsing. Exclusions for the same type of perils could be introduced into liability policies in the future.

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

Competition

The leasing, remarketing, and sale of aircraft is highly competitive. We are one of the largest aircraft lessors operating on a global scale. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition, and the availability in the marketplace of the types of aircraft required to meet the needs of airline customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject, and the creditworthiness of the lessee, if any. Some of our larger competitors include GE Capital Aviation Services Ltd., AerCap Holdings N.V., SMBC Aviation Capital Ltd. and Avolon Holdings Ltd.

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

We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the “DOC”) to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control, or "OFAC") impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries and with other entities or individuals subject to blocking orders. The U.S. Patriot Act of 2001 (the “Patriot Act”) prohibits financial transactions by U.S. persons, including U.S. individuals, entities, and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

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

Employees

As of December 31, 2019, we had 117 full-time employees. On average, our senior management team has approximately 29 years of experience in the commercial aviation industry. None of our employees are represented by a union or collective bargaining agreements.

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

Information about our Executive Officers

Set forth below is certain information concerning each of our executive officers as of February 14, 2020, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions
Steven F. Udvar-Házy	73	Executive Chairman of the Board of Directors (since July 2016)	Chairman and Chief Executive Officer, February 2010-June 2016
John L. Plueger	65	Chief Executive Officer, President and Director (since July 2016)	President, Chief Operating Officer and Director, March 2010-June 2016
Carol H. Forsyte	57	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)
Gregory B. Willis	41	Executive Vice President and Chief Financial Officer (since July 2016)	Senior Vice President and Chief Financial Officer, March 2012-June 2016
Marc H. Baer	55	Executive Vice President, Marketing (since April 2010)
Jie Chen	56	Executive Vice President and Managing Director of Asia (since August 2010)
Alex A. Khatibi	59	Executive Vice President (since April 2010)
Kishore Korde	46	Executive Vice President, Marketing (since May 2015)	Senior Vice President, Marketing, June 2010-May 2015
Grant A. Levy	57	Executive Vice President, Marketing and Commercial Affairs (since September 2012)
John D. Poerschke	58	Executive Vice President of Aircraft Procurement and Specifications (since February 2017)	Senior Vice President of Aircraft Procurement and Specifications, March 2010-February 2017

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

Growing our fleet will require substantial additional capital. Accordingly, we will need to obtain additional financing, which may not be available to us on favorable terms or at all. Further, we must continue to have access to the capital markets and other sources of financing in order to repay or refinance our outstanding obligations as they mature. Our access to sources of financing will depend upon a number of factors over which we have limited control, including:

●	general market conditions;
●	the market's view of the quality of our assets;
●	the market's perception of our growth potential;
●	the market's assessment of our credit risk;
●	interest rate fluctuations;
●	our historical, current and potential future earnings and cash distributions;
●	the relative attractiveness of alternative investments; and
●	the trading prices of our debt securities and preferred and common equity securities.

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

If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements for any aircraft acquisition commitments then in place. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to potential breach of contract claims by our lessees and manufacturers. These risks may also be increased by the volatility and disruption in the capital and credit markets. Depending on market conditions at the time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. Further, because our charter permits the issuance of preferred stock, if our board of directors approves the issuance of additional shares of Series A Preferred Stock or any other preferred stock in a future financing transaction, such stockholders of Series A Preferred Stock will, and such preferred stockholders may have rights, preferences or privileges senior to existing stockholders, and you will not have the ability to approve such a transaction. These risks would negatively affect our financial condition, cash flow and results of operations.

Our substantial indebtedness incurred to acquire our aircraft requires significant debt service payments which could negatively affect our financial condition, cash flow and results of operations.

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2019, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $13.6 billion and our interest payments were $442.1 million for the year ended December 31, 2019. Furthermore, we expect these amounts to grow as we acquire more aircraft. Our level of debt could have important consequences, including the following:

●	making it more difficult for us to satisfy our payment obligations with respect to our debt;
●	limiting our ability to obtain additional financing to fund the acquisition of aircraft or for other corporate requirements;
●	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for dividends, aircraft acquisitions and other general corporate purposes;
●	increasing our vulnerability to general negative economic and industry conditions;
●	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our various credit facilities, are at variable rates of interest;
●	limiting our flexibility in planning for and reacting to changes in the aircraft industry;
●	placing us at a disadvantage compared to other competitors; and
●	increasing our cost of borrowing.

In addition, certain agreements governing our existing indebtedness contain financial maintenance covenants that require us to satisfy certain ratios and maintain minimum net worth, and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in additional interest being due and/or an event of default which, if not cured or waived, may allow holders of our debt securities or our lenders, as applicable, to accelerate some or all our debt, terminate commitments to lend money, foreclose against the aircraft, if any, securing such debt or pursue other remedies, all of which would negatively affect our financial condition, cash flow and results of operations.

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

Some of our debt financings bear interest at a floating rate, such that our interest expense will vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing, as reflected in our composite interest rate, may have a direct, negative impact on our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance some of our aircraft acquisitions. As of December 31, 2019, we had $1.6 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to the lenders of our floating-rate debt. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2019, of approximately $15.9 million on an annualized basis, which would negatively affect our financial condition, cash flow and results of operations. Further, as we continue to incur fixed-rate debt, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense.

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

Negative changes in our credit ratings or being put on negative watch may limit our ability to obtain financing or increase our borrowing costs which would negatively affect our financial condition, cash flow and results of operations.

We are currently subject to periodic review by independent credit rating agencies S&P, Fitch and Kroll, each of which currently maintains investment-grade credit ratings with respect to us and certain of our debt financings, and we may become subject to periodic review by other independent credit rating agencies in the future. An increase in the level of our outstanding indebtedness, or other events that could have a negative impact on our business, properties, financial condition, results of operations or prospects, may cause S&P, Fitch or Kroll, or, in the future, other rating agencies, to downgrade or withdraw their respective credit rating with respect to us or our debt financings, which could negatively impact our ability to secure financing and increase our borrowing costs.

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

As of December 31, 2019, we had entered into binding purchase commitments to acquire a total of 413 new aircraft for delivery through 2026. If we are unable to maintain our financing sources or find new sources of financing or if the various conditions to our existing commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we have commitments to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

●	forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments, such as contractual damages, and legal, accounting and financial advisory expenses, not realizing any of the benefits of completing the transactions and damage to our reputation and relationship with aircraft manufacturers;
●	defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees; and
●	failing to capitalize on other aircraft acquisition opportunities that were not pursued due to our management's focus on these commitments.

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

Certain of the agreements governing our indebtedness, including our credit facilities, contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: maximum debt-to-equity ratios, minimum interest coverage ratios, minimum net worth, minimum unencumbered assets, dividend and investment restrictions, limitations on the ability of our subsidiaries to incur debt, limitations on engaging in certain mergers and consolidations, change of control provisions, and prohibitions against creating certain liens on our assets and disposing of our aircraft or other aviation assets without a lender’s prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, our failure to comply with any of these covenants would likely constitute a default under such agreements and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern. If we were unable to repay the indebtedness when due and payable, secured lenders could proceed against, among other things, the aircraft securing such indebtedness, if any.

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

Aircraft values and market rates for leases have from time to time experienced sharp decreases due to a number of factors including, but not limited to, oversupply of a specific type of aircraft, decreases in passenger and air cargo demand, increases in fuel costs, inflation, government regulation and increases in interest rates. For example, recent concerns around the 737 MAX aircraft and its grounding have impacted and may continue to impact our ability to lease such aircraft and may result in lower lease rates. We currently have 15 737 MAX aircraft in our owned fleet and 135 of such aircraft in our orderbook to be delivered between 2020 and 2024. Operating leases place the risk of realization of residual values on aircraft lessors because only a portion of the equipment’s value is covered by contractual cash flows at lease inception.

In addition to factors linked to the aviation industry generally, many other factors may affect the value of the aircraft that we acquire and market rates for leases, including:

●	the particular maintenance, damage, operating history and documentary records of the aircraft;
●	technical problems associated with that particular aircraft model;
●	the geographical area where the aircraft is based and operates;
●	the number of operators using that type of aircraft;
●	aircraft age;
●	the regulatory authority under which the aircraft is operated;
●	whether an aircraft is subject to a lease and, if so, whether the lease terms are favorable to the lessor and the creditworthiness of the lessee;
●	any renegotiation of an existing lease on less favorable terms;
●	the negotiability of clear title free from mechanics' liens and encumbrances;
●	any tax, customs, regulatory and other legal requirements that must be satisfied before the aircraft can be purchased, sold or remarketed;
●	grounding orders or other regulatory action that could prevent or limit utilization of our aircraft;
●	applicable airworthiness directives and service bulletins;
●	compatibility of aircraft configurations or specifications with other aircraft owned by operators of that type;
●	comparative value based on newly manufactured competitive aircraft; and
●	the availability of spare parts.

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

When the manufacturers fail to respond appropriately to changes in the market environment, bring aircraft to market that do not meet customers' expectations or fail to fulfill any contractual obligations they might have to us, we may experience:

●	missed or late delivery of aircraft and a potential inability to meet our contractual obligations owed to any of our then lessees, resulting in potential lost or delayed revenues, lower growth rates and strained customer relationships;
●	an inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to airline customers at a profit, resulting in lower growth rates or a contraction in our aircraft fleet;
●	a market environment with too many aircraft available, potentially creating downward pressure on demand for the anticipated aircraft in our fleet and reduced market lease rates and sale prices;
●	reduced demand for a particular manufacturer's product as a result of poor customer support or reputational damage to such manufacturer, creating downward pressure on demand for those aircraft or engines in our fleet and reduced market lease rates and sale prices for those aircraft and engines;
●	a reduction in our competitiveness due to deep discounting by the aircraft or engine manufacturers, which may lead to reduced market lease rates and aircraft values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet; and
●	technical or other difficulties with aircraft or engines after delivery that subject aircraft to operating restrictions or groundings, resulting in a decline in value and lease rates of such aircraft and impairing our ability to lease or dispose of such aircraft on favorable terms or at all.

There have been recent well-publicized delays by airframe and engine manufacturers in meeting stated deadlines in bringing new aircraft to market. The recent concerns surrounding the 737 MAX aircraft and its grounding have resulted in unexpected delays in delivery from Boeing. We have 135 of such aircraft in our orderbook. In December 2019, Boeing announced the temporary suspension of its production of 737 MAX aircraft effective in January 2020. Over the past two years, we have experienced delays relating to certain aircraft scheduled for delivery in 2020 and 2021 and anticipate additional delivery delays. Our leases contain lessee cancellation clauses related to aircraft delivery delays, typically for aircraft delays greater than one year and our purchase agreements contain similar clauses. If there are manufacturing delays for aircraft for which we have made future lease commitments, some or all of our affected lessees could elect to terminate their lease arrangements with respect to such delayed aircraft. Any such termination could strain our relations with those lessees going forward and would negatively affect our cash flow and results of operations.

Our aircraft require routine maintenance, and if they are not properly maintained, their value may decline and we may not be able to lease or remarket such aircraft at favorable rates, if at all, which would negatively affect our financial condition, cash flow and results of operations.

We may be exposed to increased maintenance costs for our aircraft associated with a lessee’s failure to properly maintain the aircraft, pay supplemental maintenance rent or comply with end of lease return conditions. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its lease or sale. Under our leases, the relevant lessee is primarily responsible for, among other things, maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including operational, maintenance, government agency oversight, registration requirements, service bulletins issued by aircraft manufacturers and airworthiness directives issued by aviation authorities. We also require some of our lessees to pay us supplemental maintenance rents. Failure of a lessee to perform required maintenance, or comply with the applicable service bulletins and airworthiness directives during the term of a lease could result in a decrease in value of an aircraft, an inability to remarket an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by a lessee would also likely require us to incur maintenance and modification costs upon the termination of the applicable lease, which could be substantial, to restore the aircraft to an acceptable condition prior to remarketing or sale. In general, the costs of operating an aircraft, including maintenance and modification expenses, increase with the age of the aircraft. Even if we are entitled to receive supplemental maintenance rents, these rents may not cover the entire cost of actual maintenance required. If any of our aircraft are not subject to a lease, we may be required to bear the entire cost of maintaining that aircraft and performing any required airworthiness directives and service bulletins. Failure by our lessees to meet their obligations to perform significant required scheduled maintenance, pay supplemental maintenance rents or comply with end of lease return conditions or our inability to maintain our aircraft would negatively affect our financial condition, cash flow and results of operations.

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

These events include, but are not limited to:

●	the introduction of superior aircraft technology;
●	the introduction of a new line of aircraft or engines, in particular more fuel efficient aircraft;
●	changes in our airline customers' preferences;
●	government regulations, including regulations governing noise and emissions and limiting the age of aircraft operating in a jurisdiction;
●	the costs of operating an aircraft, including maintenance which increases with the age of the aircraft; and
●	compliance with airworthiness directives.

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

We depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft’s residual value over its estimated useful life. Our management team also evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable from their expected future undiscounted net cash flow. We develop the assumptions used in the recoverability assessment based on management's knowledge of, and historical experience in, the aircraft leasing market and aviation industry, as well as from information received from third-party industry sources. Factors considered in developing estimates for this assessment include changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. Any of our assumptions and estimates may prove to be inaccurate, which could adversely impact forecasted cash flow. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which could have a significant impact on our results of operations and financial condition. For a description of our impairment policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Flight equipment.”

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

Because our leases are concentrated in certain geographical regions, we have concentrated exposure to the political, legal and economic risks associated with those regions which could negatively affect our business interests, cash flow and results of operations.

Through our lessees and the countries in which they operate, we are exposed to the specific economic and political conditions and associated risks of those jurisdictions. For example, we have large concentrations of lessees in China, and therefore have increased exposure to the economic and political conditions in that country, including the impact of trade disputes and trade barriers. These risks can include regional economic recessions, financial and political emergencies, burdensome local regulations and increased risks of requisition of our aircraft. An adverse political or economic event in any region or country in which our lessees are concentrated or where we have a large number of aircraft could affect the ability of our lessees in that region or country to meet their obligations to us, or expose us to various legal or political risks associated with the affected jurisdictions, all of which could have an adverse effect on our financial condition, cash flow and results of operations.

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

High fuel costs would likely have a material negative impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines are successful in increasing fares, demand for air travel may be negatively affected. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. The profitability and liquidity of those airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices, if such airlines are required to post cash collateral under their hedge agreements. If fuel prices increase, they are likely to cause our lessees to incur higher costs. A sustained period of lower fuel costs may adversely affect regional economies that depend on oil revenue, including those in which certain of our lessees operate. Consequently, these conditions may:

●	affect our lessees’ ability to make rental and other lease payments;
●	result in lease restructurings and aircraft repossessions;
●	increase our costs of maintaining and marketing aircraft;
●	impair our ability to remarket aircraft or otherwise sell our aircraft on a timely basis at favorable rates; or
●	reduce the sale proceeds received in the event of an aircraft sale.

Such effects would negatively affect demand for our aircraft, which would negatively affect our financial condition, cash flow and results of operations.

The appreciation of the U.S. dollar could negatively impact many of our lessees’ ability to honor the terms of their leases and could therefore adversely affect our business, financial condition and results of operations.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2019, less than 3% of our revenues were derived from customers who have their principal place of business in the U.S. While we attempt to minimize our currency and exchange risks by negotiating the designated payment currency in our leases to be U.S. dollars, the ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

Our lessees may not be able to increase their revenues sufficiently to offset the impact of exchange rates on their lease payments and other expenses denominated in U.S. dollars. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Currency volatility, particularly as witnessed recently in certain emerging market countries, could impact the ability of some of our customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.

Economic conditions and regulatory changes in the United Kingdom and Europe could have an adverse effect on our business and results of operations.

Following a referendum in June 2016 in which voters in the United Kingdom, or U.K., approved an exit from the European Union (“E.U.”), the U.K. government initiated a process, often referred to as Brexit, to leave the E.U. On January 31, 2020, the U.K. withdrew from the E.U. The future relationship between the U.K. and the E.U. remains uncertain as the U.K. and the E.U. work through the transition period that provides time for them to negotiate the details of their future relationship. The transition period maintains all existing trading arrangements. The transition period is currently expected to end on December 31, 2020, and, if no agreement is reached, the default scenario would be a “no-deal” Brexit. In the event of a no-deal Brexit, the U.K. will leave the E.U. with no agreements in place beyond any temporary arrangements that have or may be put in place by the E.U. or individual E.U. member states, and the U.K. as part of no-deal contingency efforts and those conferred by mutual membership of the World Trade Organization.

Airlines whose principal place of business is Europe, including the U.K., represented 27.7% and 29.2% of our total revenue for the years ending December 31, 2019 and 2018, respectively. The impact of Brexit on us will likely depend on the resulting agreements made by the U.K. and E.U. regarding trade and travel, either during a transitional period or more permanently. These impacts may include increased costs of financing; downward pressure on demand for our aircraft and reduced market lease rates and lease margins; and a higher incidence, in the U.K. in particular and the E.U. generally, of lessee defaults or other events resulting in our lessees’ failing to perform under our lease agreements. Further, many of the structural issues facing the E.U. following the 2008 financial crisis and Brexit remain, and problems could resurface that could affect market conditions, and, possibly, our business, financial results and liquidity, particularly if they lead to the exit of one or more countries from the European Monetary Union, or E.M.U., or the exit of additional countries from the E.U. If one or more countries exits the E.M.U., there would be significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and it would likely lead to complex and lengthy disputes and litigation. Additionally, it is possible that political events in Europe could lead to complete dissolution of the E.M.U. or E.U. The partial or full breakup of the E.M.U. or E.U. would be unprecedented and its impact highly uncertain, including with respect to our business.

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

Terrorist attacks, war or armed hostilities between countries or non-state actors, or the fear of such events, have historically had a negative impact on the aviation industry and could result in:

●	higher costs to the airlines due to the increased security measures;
●	decreased passenger demand and revenue due to the inconvenience of additional security measures or concerns about the safety of flying;
●	the imposition of ''no-fly zone'' or other restrictions on commercial airline traffic in certain regions;
●	uncertainty of the price and availability of jet fuel and the cost and practicability of obtaining fuel hedges;
●	higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, if at all;
●	significantly higher costs of aviation insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, or the unavailability of certain types of insurance;

●	inability of airlines to reduce their operating costs and conserve financial resources, taking into account the increased costs incurred as a consequence of such events;
●	special charges recognized by some operators, such as those related to the impairment of aircraft and engines and other long-lived assets stemming from the grounding of aircraft as a result of terrorist attacks, economic conditions and airline reorganizations; and
●	an airline becoming insolvent and/or ceasing operations.

For example, as a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, costs for aircraft insurance and security measures increased, passenger and cargo demand for air travel decreased, and operators faced difficulties in acquiring war risk and other insurance at reasonable costs. Further, international sanctions against Russia and other countries, uncertainty regarding tensions between the United States and North Korea, the United States and Russia and the United States and Iran, the situations in Iraq, Iran, Afghanistan, Egypt and Syria, the Israeli/Palestinian conflict, political instability in the Middle East and North Africa, the territorial disputes between Japan and China, the recent tensions in the South China Sea and additional international hostilities could lead to further instability in these regions.

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

Epidemic diseases have hindered airline travel in the past and the current concern surrounding the coronavirus may continue to hinder travel, primarily affecting China and the surrounding region. The threat or realization of epidemic diseases, such as the coronavirus, and the resulting decreased demand for aircraft travel could negatively affect our financial condition, cash flow and results of operations.

Epidemic diseases, such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, Ebola or other pandemic diseases have on occasion negatively affected passenger demand for air travel in recent years. The current concerns surrounding the coronavirus may continue to have an adverse effect on travel, primarily affecting China and the surrounding region. These epidemic diseases and other pandemic diseases, or the fear of such events, could provoke responses, including government-imposed travel restrictions, which could negatively affect passenger demand for air travel and the financial condition of the aviation industry. For example, we cannot currently predict the impact that the current coronavirus epidemic will have on air travel and how that may impact the ability of our lessees to satisfy their payment obligations to us. The consequences of these events may reduce the demand for aircraft and/or impair our lessees’ ability to satisfy their lease payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

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

The aircraft leasing industry is highly competitive. Some of our competitors may have greater resources or a lower cost of capital than ours or may provide certain financial services, maintenance services or other inducements to potential lessees or buyers that we cannot provide; accordingly, they may be able to compete more effectively in one or more of the markets we conduct business in. In addition, some of our competitors may have higher risk tolerances, lower investment return expectations or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sale prices than we can.

Our competition is primarily comprised of major aircraft leasing companies, but we may also encounter competition from other entities in the acquisition, leasing and selling of aircraft such as:

●	airlines;
●	private equity and other investment funds;
●	aircraft manufacturers;
●	financial institutions;
●	special purpose vehicles formed for the purpose of acquiring, leasing and selling aircraft;
●	aircraft brokers;
●	public and private partnerships, investors and funds; and
●	other aircraft leasing companies that we do not currently consider our major competitors.

Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants with private equity, hedge fund, Asian bank or other funding sources appear from time to time.

Competition for a leasing transaction is based principally upon lease rates, delivery dates, lease terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the needs of the customer. Competition when purchasing or selling used aircraft is based principally on the price, and where applicable the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee. We will not always be able to compete successfully with our competitors, which could negatively affect our financial condition, cash flow and results of operations.

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

Our business model depends on our ability to continually lease and remarket our aircraft, in particular within the passenger airline industry, and finally sell our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and meet our other corporate and contractual obligations. Our ability to lease and remarket our aircraft will depend on general market and competitive conditions at the time the leases are entered into and expire. The financial condition of the passenger airline industry is of particular importance to us because our aircraft are primarily leased to passenger airlines and we plan to continue to lease our aircraft to passenger airlines. If we are not able to lease or remarket an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for our debt service obligations or operating expenses. Our ability to lease, remarket or sell the aircraft on favorable terms or without significant off-lease time and costs could be negatively affected by depressed conditions in the aviation industry, negative airline passenger traffic trends, government and environmental regulations, increased operating costs including the price and availability of jet fuel, credit deterioration of a lessee, the effects of terrorism, war, natural disasters and/or epidemic diseases on the aviation industry, declines in the values of aircraft, and various other general market and competitive conditions and factors, including those described in these “Risk Factors” and elsewhere in this report, many of which are outside of our control. If we are unable to lease and remarket our aircraft on favorable terms, or at all, our financial condition, cash flow and results of operations would be negatively impacted.

From time to time, the aircraft industry has experienced periods of oversupply during which lease rates and aircraft values have declined, and any future oversupply could negatively affect our financial condition, cash flow and results of operations.

The aircraft leasing business has experienced periods of aircraft oversupply following the September 11, 2001 terrorist attacks and the 2008 financial crisis. The oversupply of a specific type of aircraft is likely to depress the lease rates for, and the value of, that type of aircraft, including upon sale. Further, over recent years, the airline industry has committed to a significant number of aircraft deliveries through order placements with manufacturers, and in response, aircraft manufacturers have generally raised their production output. Increases in the production levels could result in an oversupply of relatively new aircraft if growth in airline traffic does not meet airline industry expectations. Additionally, if overall lending capacity to purchasers of aircraft does not increase in line with the increased aircraft production levels, the cost of lending or ability to obtain debt to finance aircraft purchases could be negatively affected.

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are outside of our control, including:

●	passenger and air cargo demand;
●	airline operating costs, including fuel costs;
●	general economic conditions;
●	technical problems associated with particular aircraft models;
●	geopolitical events, including war, prolonged armed conflict and acts of terrorism;
●	outbreaks of communicable diseases and natural disasters;

●	governmental regulation, including new airworthiness directives, statutory limits on the age of aircraft, and restrictions in certain jurisdictions on the age of aircraft for import, climate change initiatives and environmental regulation, aircraft noise regulations and other factors leading to reduced demand for, or obsolescence of, aircraft models;
●	interest and foreign exchange rates;
●	tariffs and other restrictions on trade;
●	the availability of credit;
●	airline restructurings and bankruptcies;
●	airline fleet planning that reduces capacity or changes the type of aircraft in demand;
●	accuracy of estimates relating to future supply and demand made by manufacturers and lessees;
●	manufacturer production levels and technological innovation;
●	discounting by manufacturers on aircraft types nearing end of production;
●	manufacturers merging or exiting the industry or ceasing to produce aircraft types;
●	new-entrant manufacturers producing additional aircraft models, or existing manufacturers producing new engine models or new aircraft models, in competition with existing aircraft models;
●	retirement and obsolescence of aircraft models;
●	reintroduction into service of aircraft previously in storage; and
●	airport and air traffic control infrastructure constraints.

In addition, operating lessors may be sold or merged with other entities or restructured. These types of transactions may call for a reduction in the fleet of the new entity, which could increase supply levels of used and older aircraft in the market. Furthermore, recent and future political developments, including the current trade disputes between the U.S. and China and other developments as a result of the policies of the current U.S. presidential administration or policies pursued in Europe, could result in increased regulation of trade, which could adversely impact demand for aircraft.

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

From time to time, an airline may seek to reorganize and seek protection from creditors under their local laws or may go into liquidation. Based on historical rates of airline defaults and bankruptcies, we expect some of our lessees may default on their lease obligations or file for bankruptcy or otherwise seek protection from creditors under local laws. We have experienced, and may in the future experience, lessee defaults and reorganizations. Lessee defaults and reorganizations may result in us incurring significant additional costs, including legal and other expenses associated with court or other governmental proceedings, such as the cost of posting security bonds or letters of credit necessary to effect repossession of the aircraft, particularly if the lessee is contesting the proceedings or is in bankruptcy. In addition, during any such proceedings the relevant aircraft may not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft with another lessee, we may not be able to do so at a similar or favorable lease rate. It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessee might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

We may suffer other negative consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. Reorganizations or liquidations by airlines or abandonment of aircraft by airlines in bankruptcy proceedings may depress aircraft values and aircraft lease rates, and additional grounded aircraft and lower market values would adversely affect our ability to sell our aircraft or lease or remarket our aircraft at favorable rates or at all. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. There can be no assurance that jurisdictions that have adopted the Cape Town Convention, which provides for uniformity and certainty for repossession of aircraft, will enforce it as written. In addition, certain of our lessees are owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that government’s jurisdiction. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in remarketing the affected aircraft.

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

Until they are discharged, these liens could impair our ability to repossess, remarket or sell our aircraft. Our lessees may not comply with the anticipated obligations under their leases to discharge aircraft liens arising during the terms of the leases. If they do not, we may find it necessary to pay the claims secured by such aircraft liens in order to repossess the aircraft. If we are required to make such payments or if we are unable to take possession of our aircraft subject to a lien in a timely and cost-effective manner, it could negatively affect our financial condition, cash flow and results of operations.

We are dependent on the success of our lessees and defaults on leases or reorganizations by one or more of our significant airline customers could have a negative effect on our cash flow and earnings.

The airline industry is cyclical, economically sensitive and highly competitive. Our lessees are affected by a number of factors over which we and they have limited control, including:

●	increased competition;
●	passenger and air cargo rates;
●	passenger air travel and air cargo demand;
●	fuel prices and shortages;
●	labor difficulties, including pilot shortages or labor actions;
●	increases in other operating costs, such as increased insurance costs;
●	availability of financing, including availability of governmental support;
●	economic conditions, inflation, and currency fluctuations in the countries and regions in which the lessees operate;
●	recessions;
●	political or economic instability, including as a result of terrorist activities, changes in national policy or the imposition of new trade barriers;
●	governmental regulation and associated fees affecting the air transportation business;
●	cyber risks;
●	aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event specifically excluded from insurance policies such as dirty bombs, bio hazardous materials and electromagnetic pulsing; and
●	other events negatively affecting the world or regional trading markets, such as natural disasters or health concerns.

Our lessees' abilities to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will likely affect our revenues and income. Further, most of our airline customers do not have investment-grade credit profiles, and we may not correctly assess the credit risk of a lessee. We anticipate that some of our lessees will experience a weakened financial condition or suffer liquidity problems.

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

Delayed, missed or reduced rental payments from one or more lessees that lease a significant number of our aircraft would negatively affect our financial condition, cash flow and results of operations. For instance, the loss of one or more of our significant airline customers or their inability to make operating lease payments could result in a breach of the covenants contained in any of our long-term debt facilities or make it more difficult for us to pay the interest or maturity on our outstanding debt, possibly resulting in defaults and accelerated payments. If we, in the exercise of our remedies under a lease, repossess an aircraft, we may not receive all or any of the past-due or deferred payments and we may not be able to remarket the aircraft promptly or at favorable rates, if at all. Also, if a lessee seeks bankruptcy or other insolvency protection, we may not recover any of our claims or damages against the lessee.

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

Some of the aircraft we acquire are held in special-purpose, bankruptcy-remote subsidiaries of the Company. Liens on those assets will be held by a collateral agent for the benefit of the lenders under the respective facility. In addition, funds generated from the lease of aircraft generally are applied first to amounts due to lenders, with certain exceptions. Creditors of our subsidiaries will have priority over us, our stockholders and our creditors relating to debt that is not guaranteed or secured by our subsidiaries or their assets in any distribution of any such subsidiaries' assets in a liquidation, reorganization or otherwise.

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

London Interbank Offered Rate (“LIBOR”) and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. For example, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are currently intended to serve as alternative reference rates to LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our indebtedness that bear interest at a floating rate determined by reference to LIBOR and any of our equity securities that accrue dividends at a floating rate determined by reference to LIBOR.

Any of the above changes or any other consequential changes to LIBOR or any other “benchmark,” or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on our financial condition, cash flow and results of operations. In addition, any of these alternative methods may result in interest and dividend payments that do not correlate over time with the payments that would have been made on our indebtedness or equity securities, as applicable, if three-month LIBOR was available in its current form. We currently have $1.6 billion of outstanding debt that bears interest at a floating rate and uses LIBOR as the applicable reference rate and 10.0 million shares of Series A Preferred Stock outstanding that will in the future accrue dividends at a floating rate determined by reference to LIBOR, if available. If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt if LIBOR is discontinued, we would expect to incur additional interest expense on such indebtedness as of December 31, 2019 of approximately $15.9 million on an annualized basis. Further, if LIBOR is discontinued and there is no acceptable alternative reference rate, some of our floating rate debt, including our senior unsecured notes issued under our Medium-Term Note Program, may effectively become fixed rate debt. As a result, the cost of this debt would increase to us if and as interest rates decreased.

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

We currently have, and may in the future acquire, minority interests in entities that own and lease aircraft, with the intent that we would serve as the manager of the aircraft owned or managed by such entities; however, entering into such relationships poses risks in that we most likely would not have complete control over the enterprise, and our financial condition, cash flow and results of operations could be negatively affected if we encounter disputes, deadlock or other conflicts of interest with our investment partners.

We own non-controlling interests in entities that invest in commercial aircraft and lease them to airlines around the world and/or facilitate the sale and continued management of aircraft assets to investors. Additionally, we may on occasion acquire interests in similar entities controlled or owned by third parties in order to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Such interests involve significant risks that may not be present with other methods of ownership, including that:

•	we may not realize a satisfactory return on our investment;
•	the investment may divert management’s attention from our core business;
•	our investment partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;
•	our investment partners might fail to fund their share of required capital contributions or fail to fulfill their other obligations; and
•	our investment partners may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the applicable investment entity are being marketed for lease or sale at a time when we also have comparable aircraft available for lease or sale.

Although we currently serve as the manager for the aircraft owned by these existing entities and we anticipate that we would serve as the manager of any such future entities, it has been our management’s experience that the agreements governing these entities will typically provide the non-managing investment partner certain veto rights over various significant actions, including the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a managed fleet portfolio that generates significant management fees, our financial results could be materially and negatively affected. In addition, if we were unable to resolve a dispute with a significant investment partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the investment entity at a time and in a manner that could result in our losing some or all of our original investment in such entity, which could have a negative effect on our financial condition, cash flow and results of operations.

The effects of various environmental regulations and concerns may negatively affect the airline industry, which may in turn cause lessees to default on their lease payment obligations to us which would negatively affect our financial condition, cash flow and results of operations.

The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other regulations affecting aircraft operations. Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition, the U.S. and the International Civil Aviation Organization (the “ICAO”) have specific standards for noise levels which apply to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that comply with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the E.U. has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. ICAO has also adopted newer, more stringent noise level standards to apply to new airplane designs with a maximum takeoff weight of 55,000 kg or more submitted for certification on or after December 31, 2017; or with a maximum takeoff weight of less than 55,000 kg submitted for certification on or after December 31, 2020. Additionally, the U.S. has adopted new noise regulations, effective November 3, 2017, to harmonize with the new ICAO standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

In addition to more stringent noise restrictions, the U.S. and other jurisdictions have imposed more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Because aircraft engines are replaced from time to time in the normal course, it is likely that the number of such replacements would increase over time.

As of 2012, the E.U. has included aviation-related emissions in its greenhouse gas Emissions Trading System (the “ETS”). The potential impact on costs of the E.U. ETS and the ICAO's new Carbon Offset and Reduction Scheme for International Aviation (known as “CORSIA”), which calls for a carbon offsetting measure to help the aviation industry meet its goal of carbon neutral growth after 2020, has not been completely identified. Schemes to reduce emissions such as the E.U. ETS and CORSIA could favor younger, more fuel efficient aircraft since they generally produce lower levels of emissions per passenger, which could adversely affect our ability to remarket or otherwise dispose of less efficient aircraft on a timely basis, at favorable terms, or at all. Concerns over global warming also could result in more stringent limitations on the operation of aircraft. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant, which would negatively affect our financial condition, cash flow and results of operations. Further, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in a negative impact on their financial conditions. For example, the United Kingdom doubled its air passenger duties in 2007, in recognition of the environmental costs of air travel. Consequently, such compliance may affect lessees’ ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

The airline industry has come under increased scrutiny by the press, the public and investors regarding the impact of air travel on the environment, including emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other environmental impacts related to aircraft operations. If such scrutiny results in reduced air travel, it may affect demand for our aircraft, lessees’ ability to make rental and other lease payments and reduce the value we receive for our aircraft upon any disposition, which would negatively affect our financial condition, cash flow and results of operations.

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

A cyberattack that bypasses our information technology, or IT, security systems or the IT security systems of our third-party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

Parts of our business depend on the secure operation of our IT systems and the IT systems of our third-party providers to manage, process, store, and transmit information associated with aircraft leasing. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack that bypasses our IT security systems or the IT security systems of our third-party providers, causing an IT security breach, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks.

Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business.

The laws and regulations relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal, disclosure, security and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the U.S., Europe (including, but not limited, to the E.U.’s General Data Protection Regulation and the California Consumer Privacy Act) and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate have become increasingly burdensome and complex, and are likely to continue to be so for the foreseeable future. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil, or criminal liability, as well as reputational harm to us and our employees.

Material damage to, or interruptions in, our IT systems or the IT systems of our third-party providers as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have an adverse effect on our business or results of operations.

We depend largely upon our IT systems and the IT systems of our third-party providers in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our IT systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our information systems may have an adverse effect on our business or results of operations.

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

The Company’s stock continues to experience substantial price volatility. This volatility may negatively affect the price of our Class A common stock at any point in time. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

●	variations in our quarterly or annual operating results;
●	actual or perceived reduction in our growth or expected future growth;
●	announcements concerning our competitors, the airline industry (including the creditworthiness of airlines) or the economy in general;
●	announcements concerning the availability of the type of aircraft we own;
●	general and industry-specific economic conditions;
●	changes in the price of aircraft fuel;
●	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;
●	additions or departures of key members of management;
●	any increased indebtedness we may incur and the issuance of any additional preferred stock in the future;
●	speculation or reports by the press or investment community with respect to us or our industry in general or the decision to suspend or terminate coverage in the future;
●	changes in market valuations of similar companies;
●	changes in or elimination of our dividend;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
●	changes or proposed changes in laws or regulations affecting the airline industry or enforcement of these laws and regulations, or announcements relating to these matters; and
●	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our lessees are located.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees or stockholders.

Our amended and restated bylaws provide that, unless we consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our restated certificate of incorporation or amended and restated bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act of 1934 or Securities Act of 1933, each as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. This exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or stockholders, which may discourage lawsuits against us and our directors, officers and other employees and stockholders. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of Class A common stock or Series A Preferred Stock or offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes or new series of preferred shares. Issuing additional shares of Class A common stock or other additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock, or both. Upon liquidation, holders of such debt securities, our Series A Preferred Stock and any new series of preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Our Series A Preferred Stock have a preference with respect to liquidating distributions and a preference with respect to dividend payments that limit our ability to pay dividends to the holders of our Class A common stock, subject to certain terms and conditions. Any new series of preferred shares, if issued, could also have such preferences on similar or different terms. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their shareholdings in us.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may negatively affect our share price.

Current dividends may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of aircraft investments, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, interest rate coverage and other financial tests in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our debt agreements and our Series A Preferred Stock; legal restrictions on the payment of dividends; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common stock. In the future we may choose not to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may negatively affect our share price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2019, we owned 292 aircraft in our flight equipment subject to operating leases portfolio, comprised of 203 narrowbody aircraft and 89 widebody aircraft, with a weighted average age of 3.5 years. Also, we had eight aircraft classified as flight equipment held for sale included in Other assets on the Consolidated Balance Sheet as of December 31, 2019.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio, excluding two aircraft currently off lease, as of December 31, 2019, updated through February 14, 2020:

Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A319-100	—	1	—	—	—	—	1
Airbus A320-200	2	2	1	3	6	7	21
Airbus A320-200neo	—	—	—	—	1	12	13
Airbus A321-200	2	3	1	7	1	14	28
Airbus A321-200neo	1	1	—	—	2	31	35
Airbus A330-200	1	1	2	2	1	4	11
Airbus A330-300	—	—	2	1	—	4	7
Airbus A330-900neo	—	—	1	—	—	6	7
Airbus A350-900	—	—	—	—	—	10	10
Boeing 737-700	—	2	—	2	—	—	4
Boeing 737-800	3	7	10	11	6	48	85
Boeing 737-8 MAX	—	—	—	—	1	14	15
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	—	2	4	4	3	11	24
Boeing 787-9	—	—	—	—	—	23	23
Boeing 787-10	—	—	—	—	—	4	4
Embraer E190	1	—	—	—	—	—	1
Total	10	19	22	30	21	188	290

Commitments

As of December 31, 2019, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $27.4 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in, among other items, actual inflation and the final cost of buyer furnished equipment.

Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A220-300	—	5	10	10	10	15	50
Airbus A320/321neo(1)	25	26	32	25	16	36	160
Airbus A330-900neo	1	5	6	3	—	—	15
Airbus A350-900/1000	3	6	3	4	4	—	20
Boeing 737-7/8/9 MAX(2)	4	25	35	41	30	—	135
Boeing 787-9/10	13	9	6	5	—	—	33
Total	46	76	92	88	60	51	413
(1)	Our Airbus A320/321neo aircraft orders include 52 long-range variants and 29 extra long-range variants.
(2)	The table above reflects our estimate of future Boeing 737 MAX aircraft delivery delays based on information currently available to us. The actual delivery dates of such Boeing 737 MAX aircraft may differ from our estimate and could be further impacted by the length of the grounding and the pace at which Boeing can deliver aircraft following the lifting of the grounding, among other factors.

In addition to our commitments, as of December 31, 2019, we had options to acquire up to 45 Boeing 737-8 MAX aircraft and up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, the Company and each manufacturer agrees to contractual delivery dates for each aircraft ordered. However, these dates can change for a variety of reasons. In the last few years, Airbus and Boeing have had delivery delays, and these delays have significantly impacted when our aircraft have been delivered.

Our leases typically provide that we and our airline customers each have a cancellation right related to aircraft delivery delays. The lease cancellation rights typically parallel our cancellation rights in our purchase agreements with Boeing and Airbus, and typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause.

For several years, we have experienced delivery delays for certain of our Airbus orderbook aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. Airbus has told us to continue to expect several months of delivery delays relating to such aircraft scheduled to deliver through 2022.

The worldwide grounding of the Boeing 737 MAX began on March 10, 2019, and remains in effect. As a result, Boeing has temporarily halted production and delivery of all Boeing 737 MAX aircraft. Lifting of the grounding is subject to the approval of global regulatory authorities and we are unable to speculate as to when this may occur. Boeing 737 MAX deliveries may be impacted by the duration of the grounding and the speed by which Boeing can deliver aircraft following the lifting of the grounding. We expect that if the grounding continues for an extended time, or if there are significant Boeing 737 MAX delivery delays even after the grounding is lifted, some of our customers may seek to cancel their lease contracts with us. It is unclear at this point if we will cancel some of our Boeing 737 MAX delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with the Boeing 737 MAX aircraft that we own and have on order.

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

New Lease Placements

The following table, which is subject to change based on Airbus delivery delays and the Boeing 737 MAX grounding, shows the number of new aircraft scheduled to be delivered as of December 31, 2019, along with the lease placements of such aircraft as of February 14, 2020:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2020	46	46	100.0%
2021	76	63	82.9%
2022	92	59	64.1%
2023	88	13	14.8%
2024	60	6	10.0%
Thereafter	51	—	—%
Total	413	187

Our lease commitments for the 46 aircraft to be delivered in 2020 are comprised of 45 binding leases and one non-binding letter of intent. Our lease commitments for 63 of the 76 aircraft to be delivered in 2021 are comprised of 55 binding leases and eight non-binding letters of intent. Our lease commitments for 59 of the 92 aircraft to be delivered in

2022 are comprised of 52 binding leases and seven non-binding letters of intent. Our lease commitments for 13 of the 88 aircraft to be delivered in 2023 are comprised of six binding leases and seven non-binding letters of intent. Finally, our lease commitments for six of the 60 aircraft to be delivered in 2024 are all comprised of non-binding letters of intent. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067, USA. We also lease offices at 22 Earlsfort Terrace, Dublin 2, Ireland and at Two International Finance Center, 8 Finance Street, Suite 2708, Central, Hong Kong. We do not own any real estate. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2019, there were 113,350,267 shares of Class A common stock outstanding. As of February 7, 2020, shares of our Class A common stock outstanding were held by approximately 80 holders of record.

Dividends

The following table sets forth the dividends declared on our outstanding common stock for the years ended December 31, 2019, 2018 and 2017:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Dividends declared per share	$0.540	$0.430	$0.325

The Board of Directors approved quarterly cash dividends on our outstanding common stock in 2019 and expects to continue approving a quarterly cash dividend on our outstanding common stock of $0.15 per share for the foreseeable future. However, our cash dividend policy can be changed at any time at the discretion of our Board of Directors. On February 13, 2020, our Board of Directors approved a quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend will be paid on April 8, 2020 to holders of record of our common stock as of March 20, 2020.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	364,153	$22.90	5,283,976
Equity compensation plans not approved by security holders	—	—	—
Total	364,153	$22.90	5,283,976

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index, the Russell MidCap Index and a customized peer group. The Company's market capitalization now more closely approximates that of the median of the Russell MidCap index, therefore, this index will replace the previously utilized Russell 2000 Index for the purposes of the Performance Graph. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of December 31, 2014, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the peer group and in the S&P Midcap 400 Index and in the Russell MidCap Index on December 31, 2014, and the relative performance of each is tracked through December 31, 2019. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2019

$200
$150
$100
$50
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
Air Lease Corporation
S&P MidCap 400 Index
Russell 2000 Index
Russell MidCap Index
Peer Group

Company Purchases of Stock

The Company did not purchase any shares of its Class A common stock during 2019.

Unregistered Sales of Equity Securities and Use of Proceeds

All equity securities sold by the Company during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, have previously been reported on the Company's Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Operating data:
Rentals of flight equipment	$1,916,869	$1,631,200	$1,450,735	$1,339,002	$1,174,544
Aircraft sales, trading and other	100,035	48,502	65,645	80,053	48,296
Total revenues	2,016,904	1,679,702	1,516,380	1,419,055	1,222,840
Expenses(1)	1,281,219	1,039,564	906,850	838,817	829,887
Income before taxes	735,685	640,138	609,530	580,238	392,953
Income tax (expense)/benefit(2)	(148,564)	(129,303)	146,622	(205,313)	(139,562)
Net income	587,121	510,835	756,152	374,925	253,391
Preferred stock dividends	(11,958)	—	—	—	—
Net income available to common stockholders	$575,163	$510,835	$756,152	$374,925	$253,391

Earnings per share of common stock:
Basic	$5.14	$4.88	$7.33	$3.65	$2.47
Diluted	$5.09	$4.60	$6.82	$3.44	$2.34
Weighted average shares of common stock outstanding:
Basic	111,895,433	104,716,301	103,189,175	102,801,161	102,547,774
Diluted	113,086,323	112,363,331	111,657,564	110,798,727	110,628,865

Other financial data:
Pre-tax profit margin	36.5%	38.1%	40.2%	40.9%	32.1%
Adjusted net income before income taxes(3)	$781,163	$690,322	$657,838	$622,871	$507,982
Adjusted pre-tax profit margin(3)	38.7%	41.1%	43.4%	44.1%	41.7%
Adjusted diluted earnings per share before income taxes(3)	$6.91	$6.20	$5.94	$5.67	$4.64
Pre-tax return on common equity	14.2%	14.3%	16.2%	18.1%	13.6%
Adjusted pre-tax return on common equity(3)	15.4%	15.5%	17.5%	19.5%	17.5%

Cash dividends declared per share:	$0.540	$0.430	$0.325	$0.225	$0.170

Cash flow data:
Net cash flows provided by (used in):
Operating activities	$1,392,472	$1,254,101	$1,059,713	$1,020,078	839,795
Investing activities	(3,843,977)	(3,384,820)	(2,143,951)	(2,005,516)	(2,152,801)
Financing activities(4)	2,466,568	2,145,435	1,101,718	1,103,037	1,195,921

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands, except aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$18,704,337	$15,707,110	$13,280,250	$12,041,925	$10,813,475
Total assets	21,709,155	18,481,808	15,614,164	13,975,616	12,355,098
Total debt, net of discounts and issuance costs	13,578,866	11,538,905	9,698,785	8,713,874	7,712,421
Total liabilities	16,085,611	13,674,908	11,486,722	10,593,429	9,335,186
Shareholders’ equity	5,623,544	4,806,900	4,127,442	3,382,187	3,019,912
Other operating data:
Aircraft lease portfolio at period end:
Owned fleet(5)	292	275	244	237	240
Managed fleet(5)	83	61	50	30	29
(1)	Expenses for the year ended December 31, 2015 included settlement expense of $72.0 million.
(2)	On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification (“ASC”) 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, we recorded a tax benefit of $354.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017.
(3)	Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted net income before income taxes:
Net income available to common stockholders	$575,163	$510,835	$756,152	$374,925	$253,391
Amortization of debt discounts and issuance costs	36,691	32,706	29,454	30,942	30,507
Stock-based compensation	20,745	17,478	19,804	16,941	17,022
Settlement	—	—	—	—	72,000
Insurance recovery on settlement	—	—	(950)	(5,250)	(4,500)
Provision for income taxes	148,564	129,303	(146,622)	205,313	139,562
Adjusted net income before income taxes	$781,163	$690,322	$657,838	$622,871	$507,982
Reconciliation of denominator of adjusted pre-tax profit margin:
Total revenues	$2,016,904	$1,679,702	$1,516,380	$1,419,055	$1,222,840
Insurance recovery on settlement	—	—	(950)	(5,250)	(4,500)
Total revenues, excluding insurance recovery on settlement	$2,016,904	$1,679,702	$1,515,430	$1,413,805	$1,218,340
Adjusted pre-tax profit margin	38.7%	41.1%	43.4%	44.1%	41.7%

The following table shows the reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes:
Net income available to common stockholders	$575,163	$510,835	$756,152	$374,925	$253,391
Amortization of debt discounts and issuance costs	36,691	32,706	29,454	30,942	30,507
Stock-based compensation	20,745	17,478	19,804	16,941	17,022
Settlement	—	—	—	—	72,000
Insurance recovery on settlement	—	—	(950)	(5,250)	(4,500)
Provision for income taxes	148,564	129,303	(146,622)	205,313	139,562
Adjusted net income before income taxes	$781,163	$690,322	$657,838	$622,871	$507,982
Assumed conversion of convertible senior notes	—	6,219	5,842	5,780	5,806
Adjusted net income before income taxes plus assumed conversions	$781,163	$696,541	$663,680	$628,651	$513,788
Weighted-average diluted shares of common stock outstanding	113,086,323	112,363,331	111,657,564	110,798,727	110,628,865
Adjusted diluted earnings per share before income taxes	$6.91	$6.20	$5.94	$5.67	$4.64

The following table shows the reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity:
Net income available to common stockholders	$575,163	$510,835	$756,152	$374,925	$253,391
Amortization of debt discounts and issuance costs	36,691	32,706	29,454	30,942	30,507
Stock-based compensation	20,745	17,478	19,804	16,941	17,022
Settlement	—	—	—	—	72,000
Insurance recovery on settlement	—	—	(950)	(5,250)	(4,500)
Provision for income taxes	148,564	129,303	(146,622)	205,313	139,562
Adjusted net income before income taxes	$781,163	$690,322	$657,838	$622,871	$507,982

Common shareholders' equity as of the beginning of the period	$4,806,900	$4,127,442	$3,382,187	$3,019,912	$2,772,062
Common shareholders' equity as of the end of the period	5,373,544	4,806,900	4,127,442	3,382,187	3,019,912
Average common shareholders' equity	$5,090,222	$4,467,171	$3,754,815	$3,201,050	$2,895,987

Adjusted pre-tax return on common equity	15.4%	15.5%	17.5%	19.5%	17.5%

(4)  Net cash flows provided by financing activities includes the effects of ASU No. 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230): Restricted Cash” where the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows are presented. The Company adopted ASU 2016-18 retrospectively as of January 1, 2018.

(5)  As of December 31, 2019, we transferred eight aircraft to flight equipment held for sale which is included in Other assets on the Consolidated Balance Sheets. All of these aircraft are excluded from the owned fleet count and included in our managed fleet count.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third-parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by the gains from our aircraft sales, trading and other activities and our management fees.

During the year ended December 31, 2019, we purchased and took delivery of 53 aircraft from our new order pipeline, purchased two incremental aircraft in the secondary market, sold 30 aircraft and transferred eight aircraft from our operating lease portfolio to flight equipment held for sale, which is included in Other assets in our Consolidated Balance Sheet, ending the period with a total of 292 aircraft in our operating lease portfolio with a net book value of $18.7 billion. The weighted average lease term remaining on our operating lease portfolio was 7.2 years and the weighted average age of our fleet was 3.5 years as of December 31, 2019. Our fleet grew by 19.1% based on net book value of $18.7 billion as of December 31, 2019 compared to $15.7 billion as of December 31, 2018. In addition, we had a managed fleet of 83 aircraft as of December 31, 2019, compared to a managed fleet of 61 aircraft as of December 31, 2018. We have a globally diversified customer base comprised of 106 airlines in 59 countries. As of February 14, 2020, all aircraft in our operating lease portfolio, except for two aircraft, were subject to lease agreements.

During 2019, we increased our total commitments with Boeing and Airbus by a net 94 aircraft. As of December 31, 2019, we had commitments to purchase 413 aircraft from Boeing and Airbus for delivery through 2026, with an estimated aggregate commitment of $27.4 billion. We ended 2019 with $29.1 billion in committed minimum future rental payments and placed approximately 79% of our committed order book on long-term leases for aircraft delivering through 2022. This includes $14.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.0 billion in minimum future rental payments related to aircraft which will deliver between 2020 and 2024.

During the year ended December 31, 2019, we sold a total of 30 aircraft for proceeds of approximately $1.0 billion. In November 2019, we entered into an agreement to sell 19 aircraft through our Thunderbolt platform to investors. Our Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing to continue the management of these aircraft for a fee. Through this transaction, we retained a non-controlling interest of approximately 5.0% in the entity. During the year ended December 31, 2019, we completed the sales of 11 of the 19 aircraft and expect to complete the sale of the remaining eight aircraft in 2020. As of December 31, 2019, these eight aircraft were classified as held for sale and included in Other assets on our Consolidated Balance Sheets.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activities and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of government guaranteed export credit or other forms of secured financing. In 2019, we issued approximately $3.2 billion in senior unsecured notes bearing interest at fixed rates ranging from 2.25% to 4.25% with one note bearing interest at a floating rate of three-month LIBOR plus 0.67%, with maturities ranging from 2021 to 2029. In addition, we increased our unsecured revolving credit facility capacity to approximately $5.8 billion, representing a 27.9% increase from 2018 and extended the final maturity date to May 5, 2023 bearing interest at a floating rate of LIBOR plus 1.05%. We ended 2019 with total debt outstanding, net of discounts and issuance costs, of $13.6 billion, of which 88.4% was at a fixed rate and 96.6% of which was unsecured. As of December 31, 2019, our composite cost of funds was 3.34%.

In 2019, total revenues increased by 20.1% to $2.0 billion, compared to 2018. The increase in our total revenues is primarily due to the $3.0 billion increase in the net book value of our operating lease portfolio and an increase in our aircraft sales, trading and other activity. During the year ended December 31, 2019, our net income available to common stockholders was $575.2 million compared to $510.8 million for the year ended December 31, 2018. Our diluted earnings per share for the full year 2019 was $5.09 compared to $4.60 for the full year 2018. The increase in net income available to common stockholders in 2019 as compared to 2018 was primarily due to the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2019 was $781.2 million or $6.91 per diluted share, compared to $690.3 million, or $6.20 per diluted share for the year ended December 31, 2018. The increase in our adjusted net income before income taxes was principally driven by the continued growth of our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expense and selling, general and administrative expenses. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income available to common stockholders.

Our Fleet

We have continued to build one of the world’s youngest operating lease portfolios, including some of the most fuel-efficient commercial jet transport aircraft. Our fleet, based on net book value, increased by 19.1%, to $18.7 billion as of December 31, 2019, compared to $15.7 billion as of December 31, 2018. During the year ended December 31, 2019, we took delivery of 53 aircraft from our new order pipeline, purchased two incremental aircraft in the secondary market and sold 30 aircraft and transferred eight aircraft from our operating lease portfolio to flight equipment held for sale, which is included in Other assets on the Consolidated Balance Sheet, ending the year with a total of 292 aircraft in our operating lease portfolio. The weighted average fleet age and weighted average remaining lease term of our operating lease portfolio as of December 31, 2019 were 3.5 years and 7.2 years, respectively. We also managed 83 aircraft as of December 31, 2019.

Portfolio metrics of our fleet as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Aggregate net book value	$18.7 billion	$15.7 billion
Weighted average fleet age(1)	3.5 years	3.8 years
Weighted average remaining lease term(1)	7.2 years	6.8 years

Owned fleet(2)	292	275
Managed fleet(2)	83	61
Aircraft on order	413	372
Aircraft purchase options(3)	70	50
Total	858	758

Current fleet contracted rentals	$14.1 billion	$11.8 billion
Committed fleet rentals	$15.0 billion	$13.9 billion
Total committed rentals	$29.1 billion	$25.7 billion
(1)	Weighted-average fleet age and remaining lease term calculated based on net book value of our operating lease portfolio.
(2)	As of December 31, 2019, we transferred eight aircraft to flight equipment held for sale which is included in Other assets on the Consolidated Balance Sheet. All of these aircraft are excluded from the owned fleet count and included in our managed fleet count.
(3)	As of December 31, 2019, we had options to acquire up to 45 Boeing 737-8 MAX aircraft and up to 25 Airbus A220 aircraft. As of December 31, 2018, we had options to acquire up to five Airbus A350-1000 aircraft and 45 Boeing 737-8 MAX aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline's principal place of business as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Net Book		Net Book
Region	Value	% of Total	Value(1)	% of Total
	(in thousands, except percentages)
Europe	$5,438,775	29.0%	$4,692,341	29.9%
Asia (excluding China)	4,985,525	26.7%	3,846,785	24.5%
China	2,930,752	15.7%	2,663,903	17.0%
The Middle East and Africa	2,242,215	12.0%	1,952,900	12.4%
Central America, South America, and Mexico	1,116,814	6.0%	1,078,900	6.9%
U.S. and Canada	996,398	5.3%	757,884	4.8%
Pacific, Australia, and New Zealand	993,858	5.3%	714,397	4.5%
Total	$18,704,337	100.0%	$15,707,110	100.0%
(1)	As of December 31, 2018, we had six aircraft held for sale with a carrying value of $241.6 million included in the table above.

The following table sets forth the number of aircraft in our flight equipment subject to operating leases by aircraft type as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft(1)	% of Total
Airbus A319-100	1	0.3%	1	0.4%
Airbus A320-200	21	7.2%	35	12.7%
Airbus A320-200neo	13	4.5%	6	2.2%
Airbus A321-200	28	9.6%	34	12.4%
Airbus A321-200neo	35	12.0%	14	5.1%
Airbus A330-200	12	4.1%	15	5.4%
Airbus A330-300	7	2.4%	5	1.8%
Airbus A330-900neo	7	2.4%	1	0.4%
Airbus A350-900	10	3.4%	6	2.2%
Boeing 737-700	4	1.4%	4	1.4%
Boeing 737-800	85	29.1%	98	35.6%
Boeing 737-8 MAX	15	5.1%	14	5.1%
Boeing 767-300ER	1	0.3%	1	0.4%
Boeing 777-200ER	1	0.3%	1	0.4%
Boeing 777-300ER	24	8.2%	24	8.7%
Boeing 787-9	23	8.0%	15	5.4%
Boeing 787-10	4	1.4%	—	—%
Embraer E190	1	0.3%	1	0.4%
Total	292	100.0%	275	100.0%
(1)	As of December 31, 2018, we had six aircraft held for sale included in the table above.

As of December 31, 2019, we had commitments to purchase 413 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $27.4 billion, for delivery through 2026 as follows:

Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A220-300	—	5	10	10	10	15	50
Airbus A320/321neo(1)	25	26	32	25	16	36	160
Airbus A330-900neo	1	5	6	3	—	—	15
Airbus A350-900/1000	3	6	3	4	4	—	20
Boeing 737-7/8/9 MAX(2)	4	25	35	41	30	—	135
Boeing 787-9/10	13	9	6	5	—	—	33
Total	46	76	92	88	60	51	413
(1)	Our Airbus A320/321neo aircraft orders include 52 long-range variants and 29 extra long-range variants.
(2)	The table above reflects our estimate of future Boeing 737 MAX aircraft delivery delays based on information currently available to us. The actual delivery dates of such Boeing 737 MAX aircraft may differ from our estimate and could be further impacted by the length of the grounding and the pace at which Boeing can deliver aircraft following the lifting of the grounding, among other factors.

In addition to our commitments, as of December 31, 2019, we had options to acquire up to 45 Boeing 737-8 MAX aircraft and up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, the Company and each manufacturer agrees to contractual delivery dates for each aircraft ordered. However, these dates can change for a variety of reasons. In the last few years, Airbus and Boeing have had delivery delays, and these delays have significantly impacted when our aircraft have been delivered.

Our leases typically provide that we and our airline customers each have a cancellation right related to aircraft delivery delays. The lease cancellation rights typically parallel our cancellation rights in our purchase agreements with Boeing and Airbus, and typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause.

For several years, we have experienced delivery delays for certain of our Airbus orderbook aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. Airbus has told us to continue to expect several months of delivery delays relating to such aircraft scheduled to deliver through 2022.

The worldwide grounding of the Boeing 737 MAX began on March 10, 2019, and remains in effect. As a result, Boeing has temporarily halted production and delivery of all Boeing 737 MAX aircraft. Lifting of the grounding is subject to approval of global regulatory authorities and we are unable to speculate as to when this may occur. Boeing 737 MAX deliveries may be impacted by the duration of the grounding and the speed by which Boeing can deliver aircraft following the lifting of the grounding. We expect that if the grounding continues for an extended time, or if there are significant Boeing 737 MAX delivery delays even after the grounding is lifted, some of our customers may seek to cancel their lease contracts with us. It is unclear at this point if we will cancel some of our Boeing 737 MAX delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with the Boeing 737 MAX aircraft that we own and have on order.

The following table, which is subject to change based on Airbus delivery delays and the Boeing 737 MAX grounding, shows the number of new aircraft scheduled to be delivered as of December 31, 2019, along with the lease placements of such aircraft as of February 14, 2020:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2020	46	46	100.0%
2021	76	63	82.9%
2022	92	59	64.1%
2023	88	13	14.8%
2024	60	6	10.0%
Thereafter	51	—	—%
Total	413	187

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines throughout the world. We have a globally diversified customer base comprised of 106 airlines in 59 countries and in each of the last four calendar years, we derived more than 95% of our revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Demand for air travel has consistently grown in terms of both passenger traffic and number of aircraft in service. The International Air Transport Association (“IATA”) reported that passenger traffic for the year 2019 grew 4.2% compared to 2018. The number of aircraft in service has grown steadily and the number of leased aircraft in the global fleet has increased. The long-term outlook for aircraft demand remains robust due to increased passenger traffic and the need to replace aging aircraft.

From time to time, our airline customers face financial difficulties. In September 2019, Thomas Cook Airlines, a British airline, ceased all operations and filed for bankruptcy. At the time of the filing, we had seven aircraft from our owned fleet and four aircraft from our managed fleet leased to Thomas Cook Airlines. Despite the bankruptcy of Thomas Cook Airlines, we continue to see airlines globally performing well. We experienced strong demand for the aircraft that were previously leased to Thomas Cook Airlines and we have entered into leases for all of these aircraft.

The worldwide grounding of the Boeing 737 MAX began on March 10, 2019, and remains in effect. As a result, Boeing has temporarily halted production and delivery of all Boeing 737 MAX aircraft. As of December 31, 2019, we owned and leased 15 Boeing 737 MAX aircraft and we have 135 Boeing 737 MAX aircraft on order. Lifting of the grounding is subject to global regulatory authorities and we are unable to speculate as to when this may occur. Because of this uncertainty, we have curtailed our leasing of our orderbook aircraft since the grounding.

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

We expect that if the grounding continues for an extended time, or if there are significant Boeing 737 MAX delivery delays even after the grounding is lifted, some of our customers may seek to cancel their lease contracts with us. It is unclear at this point if we will cancel some of our Boeing 737 MAX delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with the Boeing 737 MAX aircraft that we own and have on order.

For several years, Airbus has had delivery delays for certain of its aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. Airbus has told us to continue to expect several months of delivery delays relating to such aircraft scheduled to deliver through 2022. These delays also have impacted airline operations and the profitably of certain airlines.

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

We ended 2019 with total debt outstanding, net of discounts and issuance costs, of $13.6 billion compared to $11.5 billion in 2018. Our unsecured debt outstanding increased to $13.3 billion as of December 31, 2019 from $11.3 billion as of December 31, 2018. Our unsecured debt as a percentage of total debt increased to 96.6% as of December 31, 2019 from 96.5% as of December 31, 2018.

We increased our cash flows from operations by 11.0% or $138.4 million to $1.4 billion in 2019, as compared to $1.3 billion in 2018. Our cash flows from operations increased primarily because of the continued growth of our fleet. Our cash flow used in investing activities was $3.8 billion for the year ended December 31, 2019, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our aircraft sales and trading activity. Our cash flow provided by financing activities was $2.5 billion for the year ended December 31, 2019, which resulted primarily from the net proceeds received from the issuance of our unsecured notes and the issuance of preferred stock in 2019, partially offset by the repayment of outstanding debt.

We ended 2019 with available liquidity of $6.3 billion which is comprised of unrestricted cash of $317.5 million and undrawn balances under our unsecured revolving credit facilities of $6.0 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next twelve months.

Our financing plan for 2020 is focused on funding the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activities, and debt financings. Our debt financing plan continues to focus on raising unsecured debt in the global bank and investment grade capital markets. In addition, we have in the past, and we may in the future, utilize government guaranteed export credit financing in support of our new aircraft deliveries.

We believe that, as of December 31, 2019, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Debt

Our debt financing was comprised of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(U.S. dollars in thousands, except percentages)
Unsecured
Senior notes	$12,357,811	$10,043,445
Term financings	883,050	607,340
Revolving credit facilities	20,000	602,000
Total unsecured debt financing	13,260,861	11,252,785
Secured
Term financings	428,824	371,203
Export credit financing	31,610	38,265
Total secured debt financing	460,434	409,468

Total debt financing	13,721,295	11,662,253
Less: Debt discounts and issuance costs	(142,429)	(123,348)
Debt financing, net of discounts and issuance costs	$13,578,866	$11,538,905
Selected interest rates and ratios:
Composite interest rate(1)	3.34%	3.46%
Composite interest rate on fixed rate debt(1)	3.39%	3.42%
Percentage of total debt at fixed rate	88.40%	86.41%
(1)	This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2019, we had $12.4 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.04 years to 9.76 years and bearing interest at fixed rates ranging from 2.125% to 4.850% with two notes bearing interest at a floating rate of LIBOR plus 1.125% and a floating rate of three-month LIBOR plus 0.67%. As of December 31, 2018, we had $10.0 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

During the year ended December 31, 2019, we issued $2.85 billion in aggregate principal amount of U.S. dollar denominated senior unsecured notes comprised of (i) $700.0 million in aggregate principal amount of 4.25% notes due 2024, (ii) $750.0 million in aggregate principal amount of 3.75% notes due 2026, (iii) $300.0 million in aggregate principal amount of floating rate notes due 2021 bearing interest at a floating rate of three-month LIBOR plus 0.67% (iv) $600.0 million in aggregate principal amount of 2.25% notes due 2023 and (v) $500.0 million in aggregate principal amount of 3.25% notes due 2029.

In December 2019, we issued Canadian dollar (“C$”) denominated debt of C$400.0 million in aggregate principal amount of 2.625% notes due 2024. We effectively hedged our foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 2.535% U.S. dollar denominated rate. The swap has been designated as a cash flow hedge with changes in the fair value of the derivative recognized in other comprehensive loss/income. See Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details on the fair value of the swap.

In January 2020, we issued $1.4 billion in aggregate principal amount of U.S. dollar denominated senior unsecured notes comprised of (i) $750.0 million in aggregate principal amount of 2.30% notes due 2025 and (ii) $650.0 million in aggregate principal amount of 3.00% notes due 2030.

Public senior notes (including Medium-Term Note Program). Of our $12.4 billion aggregate principal amount of senior unsecured notes outstanding as of December 31, 2019, approximately $12.2 billion of such notes have been registered with the SEC. All of our public senior notes may be redeemed at our option in part or in full at any time and from time to time prior to maturity at the redemption prices specified in such public senior notes. Our public senior notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a “change of control repurchase event” (as defined in the applicable indenture or supplemental indenture) occurs.

Of the $12.2 billion in aggregate principal amount of public senior notes outstanding as of December 31, 2019, approximately $11.8 billion in aggregate principal amount of public senior notes were issued during or after November 2013. Each of the indentures and the applicable supplemental indentures governing these public senior notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

For the approximately $400.0 million in aggregate principal amount of public senior notes outstanding as of December 31, 2019 that were issued prior to November 2013, the indenture and applicable supplemental indenture governing these public senior notes contain financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets and interest coverage, and other additional covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to pay dividends on or purchase certain equity interests, prepay subordinated obligations, (ii) limit our ability and the ability of our subsidiaries to alter their lines of business, and engage in affiliate transactions; (iii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iv) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge, or sell all or substantially all of our or its assets. The financial maintenance covenant relating to interest coverage and the covenants that limit our payment of dividends on, or purchases of, certain equity interests and prepayments of subordinated indebtedness are suspended at any time when such public senior notes have an “investment grade rating” (as defined in the applicable indenture), which was the case as of December 31, 2019. All of these public senior notes will mature on March 1, 2020 at which point we will no longer be subject to the preceding covenants.

The covenants contained in all of the indentures and applicable supplemental indentures governing our public senior notes are subject to a number of important exceptions and qualifications set forth in the applicable indenture, including, with respect to the indenture governing our public senior notes issued before November 2013, the covenant suspension described above. We believe that, as of December 31, 2019, we were in compliance in all material respects with all covenants contained in the indentures governing our public senior notes. In addition, the indentures and the applicable supplemental indentures governing all of our public senior notes outstanding as of December 31, 2019 also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures and supplemental indentures may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in such indentures and supplemental indentures.

On November 20, 2018, we established a Medium-Term Note Program, under which we may issue, from time to time, up to $15.0 billion of debt securities designated as our Medium-Term Notes, Series A. All of our public senior notes issuances in 2019 consisted of Medium-Term Notes, Series A, issued under our Medium-Term Note Program.

Private placement notes. As of December 31, 2019, we had approximately $175.0 million of notes that have not been registered with the SEC and are governed by a purchase agreement. Our private placement notes, like our public senior notes, may be redeemed at our option in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our private placement notes also require us to offer to purchase all of the notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest if a “change in control” (as defined in the purchase agreement governing such notes) occurs.

The purchase agreement governing our private placement notes contains financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets, interest coverage, and consolidated leverage ratio. In addition, the purchase agreement contains covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications set forth in the purchase agreement, including the suspension of the financial maintenance covenant relating to interest coverage when the private placement notes governed by such purchase agreement have an “investment grade rating” (as defined in the purchase agreement). As of December 31, 2019, all of our private placement notes were investment grade rated as defined in the purchase agreement. We believe that, as of December 31, 2019, we were in compliance in all material respects with all covenants contained in the purchase agreement governing our private placement notes.

The purchase agreement governing our private placement notes also provide for customary events of default. If any event of default occurs, any amount then outstanding under the purchase agreement may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the purchase agreements.

Unsecured term financings

From time to time, we enter into unsecured term facilities. During 2019, we entered into three unsecured term facilities aggregating $205.0 million comprised of (i) a $80.0 million term facility with a term of one year and bearing interest at a floating rate of LIBOR plus 1.00%; (ii) a $75.0 million term facility with a term of three years and bearing interest at a floating rate of three-month LIBOR plus 1.00%; (iii) a $50.0 million term facility with a term of one year and bearing interest at a floating rate of LIBOR plus 1.00%. During 2019, we also entered into agreements to increase (a) our $518.0 million term facility by $82.0 million to an aggregate principal amount of $600.0 million, with a term of four years and bearing interest at a floating rate of LIBOR plus 1.125% and (b) our $5.4 million term facility by $19.6 million to an aggregate principal amount of $25.0 million with the term of such facility extended four years and bearing interest at a fixed rate of 3.00%.

The outstanding balance on our unsecured term facilities as of December 31, 2019 was $883.1 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and five facilities bearing interest at floating rates ranging from LIBOR plus 0.95% to LIBOR plus 1.125%. As of December 31, 2019, the remaining maturities of all unsecured term facilities ranged from approximately 0.09 years to approximately 4.75 years. As of December 31, 2018, the outstanding balance on our unsecured term facilities was $607.3 million.

Unsecured revolving credit facilities

We have a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014 (as amended, modified and supplemented thereafter), with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. As of December 31, 2019, the unsecured revolving credit facility provides us with financing capacity of up to $5.8 billion subject to the terms and conditions set forth therein. Lenders hold revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, commitments totaling $5.0 million that mature on May 5, 2021, and commitments totaling $92.7 million that mature on May 5, 2020.

As of December 31, 2019, borrowings under the unsecured revolving credit facility will generally bear interest at either (i) LIBOR plus a margin of 1.05% per year or (ii) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines in the credit ratings for our debt) in respect of total commitments under the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

The total amount outstanding under our unsecured revolving credit facility was $20.0 million and $602.0 million as of December 31, 2019 and December 31, 2018, respectively.

The unsecured revolving credit facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness, and our subsidiaries’ abilities to engage in certain mergers, consolidations, and asset sales. The unsecured revolving credit facility also requires us to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including a maximum consolidated leverage ratio, minimum consolidated shareholders’ equity, and minimum consolidated unencumbered assets, as well as an interest coverage test that will be suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility). As of December 31, 2019, such investment grade rating as defined in the unsecured revolving credit facility was achieved. We believe, as of December 31, 2019, we were in compliance in all material respects with all covenants contained in our unsecured revolving credit facility. In addition, the unsecured revolving credit facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the unsecured revolving credit facility and require immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the credit agreement governing the unsecured revolving credit facility.

During the year ended December 31, 2019, we entered into an uncommitted unsecured revolving credit facility with a total borrowing capacity of $175.0 million and a maturity date of October 18, 2020, bearing interest at a rate of LIBOR plus 0.75%. As of December 31, 2019, there were no outstanding amounts related to the uncommitted unsecured revolving credit facility.

In January 2020, we entered into an agreement to increase our revolving unsecured bank commitments by $125.0 million to approximately $6.0 billion.

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

The secured term facilities contain customary covenants for financings of these types, including covenants that limit the borrowers’ actions to those of special purpose entities engaged in the ownership and leasing of a particular aircraft and restrict their ability to incur, create, or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions, and to engage in certain mergers, consolidations and asset sales. The secured term facilities also contain limitations on our ability to transfer the equity interests of such subsidiaries or to incur, create or assume liens on such equity interests or the collateral securing such secured term facilities. Certain of the facilities require us to comply with certain financial maintenance covenants. In addition, the secured term facilities contain customary events of default for such financings. In the case of an event of default, the lenders may require immediate repayment of all outstanding loans. Such termination and acceleration will occur automatically in the event of certain bankruptcy events. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreements governing the secured term facilities. We believe, as of December 31, 2019, we were in compliance in all material respects with the covenants contained in our secured term facilities.

As of December 31, 2019, the outstanding balance on our secured term facilities was $428.8 million and we had pledged 15 aircraft as collateral with a net book value of $890.7 million. The outstanding balance under our secured term facilities as of December 31, 2019 was comprised of a $54.6 million fixed rate facility with an interest rate of 2.36% and $374.3 million of floating rate debt with interest rates ranging from LIBOR plus 0.80% to LIBOR plus 2.50%. As of December 31, 2019, the remaining maturities of all secured term facilities ranged from approximately 0.07 years to approximately 9.84 years.

As of December 31, 2018, the outstanding balance on our secured term facilities was $371.2 million and we had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2018 was comprised of $0.5 million fixed rate debt with an interest rate of 4.58% and $370.7 million floating rate debt, with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%.

Export credit financings

In March 2013, we issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States. The notes mature on August 15, 2024 and bear interest at a rate of 1.617% per annum. As of December 31, 2019, we have an aircraft which serves as collateral for the notes. As of December 31, 2019 and 2018, we had $31.6 million and $38.3 million in government guaranteed export credit financing outstanding, respectively.

Preferred equity

On March 5, 2019, we issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. We will pay dividends on the Series A Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

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

A cash dividend of $0.427083 per share of outstanding Series A Preferred Stock was paid on June 15, 2019. In addition, a cash dividend of $0.384375 per share of outstanding Series A Preferred Stock was paid on each of September 15, 2019 and December 15, 2019.

Potential Impact of LIBOR Transition

As of December 31, 2019, we had approximately $1.6 billion of floating rate debt outstanding that used LIBOR as the applicable reference rate to calculate the interest on such debt. Additionally, our Series A Preferred Stock will in the future accrue dividends at a floating rate determined by reference to LIBOR, if available. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are currently intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

Furthermore, due to the uncertainty surrounding the discontinuation of LIBOR and the effects resulting therefrom, financial market participants have yet to establish standard fallback provisions governing the calculation of floating rate interest and dividends in the event LIBOR is unavailable. The lack of a market practice and inconsistency in fallback provisions is reflected across our floating rate debt and Series A Preferred Stock and the discontinuation of LIBOR could lead to unexpected outcomes that may vary between our various debt and equity securities that reference LIBOR to determine the rate in which interest or dividends, as applicable, accrue. For example, if LIBOR is discontinued, the various fallback provisions contained in our floating rate debt agreements could lead to such debt bearing interest at, among other things, a rate of interest equal to the interest rate last in effect for which LIBOR was determinable, a floating rate determined in reference to a predetermined fallback reference rate or an alternative reference rate to be agreed upon by the parties to such agreement, and a rate of interest representative of the cost to applicable lenders of funding their participation in the debt.

If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt if LIBOR is discontinued, we would expect to incur additional interest expense on such indebtedness as of December 31, 2019 of approximately $15.9 million on an annualized basis. Further, if LIBOR is discontinued and there is no acceptable alternative reference rate, some of our floating rate debt, including our senior unsecured notes issued under our Medium-Term Note Program, may effectively become fixed rate debt. As a result, the cost of this debt would increase to us if and as interest rates decreased.

While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate and our Series A Preferred Stock. In addition, any alternative reference rates to LIBOR may result in interest or dividend payments that do not correlate over time with the payments that would have been made on our indebtedness or Series A Preferred Stock, respectively, if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in 2020 in anticipation of the discontinuance or modification of LIBOR by the end of 2021.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets.

The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	December 13, 2019
Standard and Poor's	BBB	BBB	Stable	December 19, 2019
Fitch Ratings	BBB	BBB	Stable	July 15, 2019

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$1,916,869	$1,631,200	$1,450,735
Aircraft sales, trading, and other	100,035	48,502	65,645
Total revenues	2,016,904	1,679,702	1,516,380
Expenses
Interest	397,320	310,026	257,917
Amortization of debt discounts and issuance costs	36,691	32,706	29,454
Interest expense	434,011	342,732	287,371
Depreciation of flight equipment	702,810	581,985	508,352
Selling, general, and administrative	123,653	97,369	91,323
Stock-based compensation	20,745	17,478	19,804
Total expenses	1,281,219	1,039,564	906,850
Income before taxes	735,685	640,138	609,530
Income tax (expense)/benefit(1)	(148,564)	(129,303)	146,622
Net income	587,121	510,835	756,152
Preferred stock dividends	(11,958)	—	—
Net income available to common stockholders	$575,163	$510,835	$756,152

Earnings per share of common stock
Basic	$5.14	$4.88	$7.33
Diluted	$5.09	$4.60	$6.82

Weighted-average shares of common stock outstanding
Basic	111,895,433	104,716,301	103,189,175
Diluted	113,086,323	112,363,331	111,657,564

Other financial data
Pre-tax profit margin	36.5%	38.1%	40.2%
Adjusted net income before income taxes(2)	$781,163	$690,322	$657,838
Adjusted pre-tax profit margin(2)	38.7%	41.1%	43.4%
Adjusted diluted earnings per share before income taxes(2)	$6.91	$6.20	$5.94
Pre-tax return on common equity	14.2%	14.3%	16.2%
Adjusted pre-tax return on common equity(2)	15.4%	15.5%	17.5%
(1)	On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification (“ASC”) 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, we recorded a tax benefit of $354.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017.
(2)	Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Year Ended
	December 31,
	2019	2018	2017
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted net income before income taxes:
Net income available to common stockholders	$575,163	$510,835	$756,152
Amortization of debt discounts and issuance costs	36,691	32,706	29,454
Stock-based compensation	20,745	17,478	19,804
Insurance recovery on settlement	—	—	(950)
Provision for income taxes	148,564	129,303	(146,622)
Adjusted net income before income taxes	$781,163	$690,322	$657,838

Reconciliation of denominator of adjusted pre-tax profit margin:
Total revenues	2,016,904	1,679,702	1,516,380
Insurance recovery on settlement	—	—	(950)
Total revenues, excluding insurance recovery on settlement	2,016,904	1,679,702	1,515,430
Adjusted pre-tax profit margin	38.7%	41.1%	43.4%

The following table shows the reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2019	2018	2017
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes:
Net income available to common stockholders	$575,163	$510,835	$756,152
Amortization of debt discounts and issuance costs	36,691	32,706	29,454
Stock-based compensation	20,745	17,478	19,804
Insurance recovery on settlement	—	—	(950)
Provision for income taxes	148,564	129,303	(146,622)
Adjusted net income before income taxes	$781,163	$690,322	$657,838
Assumed conversion of convertible senior notes	—	6,219	5,842
Adjusted net income before income taxes plus assumed conversions	$781,163	$696,541	$663,680
Weighted-average diluted shares of common stock outstanding	113,086,323	112,363,331	111,657,564
Adjusted diluted earnings per share before income taxes	$6.91	$6.20	$5.94

The following table shows the reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2019	2018	2017
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity:
Net income available to common stockholders	$575,163	$510,835	$756,152
Amortization of debt discounts and issuance costs	36,691	32,706	29,454
Stock-based compensation	20,745	17,478	19,804
Insurance recovery on settlement	—	—	(950)
Provision for income taxes	148,564	129,303	(146,622)
Adjusted net income before income taxes	$781,163	$690,322	$657,838

Common shareholders' equity as of the beginning of the period	$4,806,900	$4,127,442	$3,382,187
Common shareholders' equity as of the end of the period	5,373,544	4,806,900	4,127,442
Average common shareholders' equity	$5,090,222	$4,467,171	$3,754,815

Adjusted pre-tax return on common equity	15.4%	15.5%	17.5%

2019 Compared to 2018

Rental revenue

As of December 31, 2019, we owned 292 aircraft, with a net book value of $18.7 billion, and recorded $1.9 billion in rental revenue for the year then ended, which included overhaul revenue, net of amortization of initial direct costs, of $11.1 million. In the prior year, as of December 31, 2018, we owned 275 aircraft with a net book value of $15.7 billion and recorded $1.6 billion in rental revenue for the year ended December 31, 2018, which included overhaul revenue, net of amortization of initial direct costs, of $0.3 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $18.7 billion as of December 31, 2019 from $15.7 billion as of December 31, 2018.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $100.0 million for the year ended December 31, 2019 compared to $48.5 million for the year ended December 31, 2018. During the year ended December 31, 2019, we recorded $52.2 million in gains from the sale of 30 aircraft from our operating lease portfolio. During the year ended

December 31, 2018, we recorded $28.5 million in gains from the sale of 15 aircraft from our operating lease portfolio. The increase in aircraft sales, trading and other revenue was also due to an increase in forfeitures of security deposits and servicing fee revenue from our managed fleet.

Interest expense

Interest expense totaled $434.0 million for the year ended December 31, 2019 compared to $342.7 million for the year ended December 31, 2018. The change was primarily due to an increase in our average outstanding debt balances partially offset by a decrease in our composite cost of funds. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. In addition, interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $702.8 million in depreciation expense of flight equipment for the year ended December 31, 2019 compared to $582.0 million for the year ended December 31, 2018. The increase in depreciation expense for 2019 compared to 2018 was primarily attributable to the continued growth of our fleet.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $123.7 million for the year ended December 31, 2019 compared to $97.4 million for the year ended December 31, 2018. Selling, general, and administrative expense as a percentage of total revenue increased to 6.1% for the year ended December 31, 2019 compared to 5.8% for the year ended December 31, 2018. Selling, general and administrative expenses increased due in part to increased transactional expenses incurred during 2019. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general, and administrative expense to continue to decrease as a percentage of our revenue.

Taxes

For the years ended December 31, 2019 and 2018 we reported an effective tax rate of 20.2%.

Net income available to common stockholders

For the year ended December 31, 2019, we reported consolidated net income available to common stockholders of $575.2 million, or $5.09 per diluted share, compared to a consolidated net income available to common stockholders of $510.8 million, or $4.60 per diluted share, for the year ended December 31, 2018. This increase was primarily due to the continued growth in our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expenses and selling, general and administrative expenses.

Adjusted net income before income taxes

For the year ended December 31, 2019, we recorded adjusted net income before income taxes of $781.2 million, or $6.91 per diluted share, compared to an adjusted net income before income taxes of $690.3 million, or $6.20 per diluted share, for the year ended December 31, 2018. This increase was primarily due to the continued growth in our fleet and an increase in our aircraft sales, trading and other activity, partially offset by increases in our interest expenses and selling, general and administrative expenses

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP. See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes as a non-GAAP measure and a reconciliation of this measure to net income.

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

Net income available to common stockholders

For the year ended December 31, 2018, we reported consolidated net income available to common stockholders of $510.8 million, or $4.60 per diluted share, compared to a consolidated net income available to common stockholders of $756.2 million, or $6.82 per diluted share, for the year ended December 31, 2017. The decrease was primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act"), which was effective beginning January 1, 2018, which resulted in a tax benefit of $354.1 million, or $3.17 per diluted share. This decrease was partially offset by the continued growth in our fleet.

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

Contractual Obligations

Our contractual obligations as of December 31, 2019 are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Long-term debt obligations	$1,405,118	$1,998,888	$2,711,600	$2,510,749	$1,558,029	$3,536,911	$13,721,295
Interest payments on debt outstanding(1)	446,189	393,398	331,902	250,959	173,618	331,008	1,927,074
Purchase commitments(2)	3,883,733	6,083,797	6,422,783	5,344,481	3,257,547	2,428,668	27,421,009
Operating leases	6,892	7,063	6,512	6,390	4,547	33,054	64,458
Total	$5,741,932	$8,483,146	$9,472,797	$8,112,579	$4,993,741	$6,329,641	$43,133,836
(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2019.
(2)	Purchase commitments include only the costs of aircraft in our committed order book and do not include costs of aircraft that we have the option to purchase or have the right to purchase through memorandums of understanding or letters of intent.

The above table does not include any dividends we may pay on our Series A Preferred Stock or common stock.

Off-balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements which are consolidated.

We have non-controlling interests in two investment funds in which we own 9.5% of the equity of each fund. We account for our interest in these funds under the equity method of accounting due to our level of influence and involvement in the funds. Also, we manage aircraft that we have sold through our Thunderbolt platform. In connection with the sale of these aircraft portfolios through our Thunderbolt platform, we hold non-controlling interests of approximately 5.0% in two entities. These investments are accounted for under the cost method of accounting.

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

In accordance with our lease agreements, Maintenance Reserves are subject to reimbursement to the lessee upon the occurrence of a Qualifying Event. The reimbursable amount is capped by the amount of Maintenance Reserves payments we receive, net of previous reimbursements. We are only required to reimburse for Qualifying Events during the lease term. We are not required to reimburse for routine maintenance or additional maintenance costs incurred during a Qualifying Event. All amounts of Maintenance Reserves unclaimed by the lessee at the end of the lease term are retained by us.

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

Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test and the aircraft’s carrying amount falls below estimated values from third-party industry sources, the aircraft will be recorded at fair value in accordance with our Fair Value Policy, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which could have a significant impact on our results of operations and financial condition.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2019 and 2018, we had $1.6 billion in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2019 and December 31, 2018 of approximately $15.9 million on an annualized basis, which would put downward pressure on our operating margins. As noted above, we also have risk related to the impact of the transition from LIBOR. See section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt—Potential Impact of LIBOR Transition.”

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

Foreign Exchange Rate Risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2019 and 2018, approximately 0.7% of our lease revenues were denominated in foreign currency. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

In December 2019, we issued C$400.0 million in aggregate principal amount of 2.625% notes due 2024. We effectively hedged our foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 2.535% U.S. dollar denominated rate. See Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details on the fair value of the swap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of flight equipment subject to operating leases

As discussed in Note 1 to the consolidated financial statements, the net book value of flight equipment subject to operating leases as of December 31, 2019 was $18.7 billion, which included 292 aircraft. The Company’s assessment of the carrying value of flight equipment is performed on an aircraft by aircraft basis, and is measured by comparing the carrying amount of the individual aircraft to the future undiscounted cash flows expected to be generated by that aircraft. The future undiscounted cash flows consist of cash flows from currently contracted leases, future projected leases, and estimated residual values for each aircraft. The Company develops assumptions used in the recoverability analysis based on the knowledge of active lease contracts, current and future expectations of the global demand for a specific aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources.

We identified the assessment of the carrying value of flight equipment subject to operating leases as a critical audit matter due to the level of auditor judgment required in assessing the Company’s future undiscounted cash flows. Specifically, the cash flows from future projected leases and estimated residual values for each aircraft used to calculate the undiscounted cash flows were challenging to audit as changes to those assumptions had an effect on the Company’s projected future undiscounted cash flows of the flight equipment subject to operating leases.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s flight equipment subject to operating leases impairment assessment process, including controls related to the assumptions used to determine the cash flows from future projected leases, and estimated residual values for each aircraft. We recalculated the future undiscounted cash flows for each of the Company’s aircraft using a combination of executed third-party lease contracts, internal data and other relevant and reliable third-party data. We evaluated the Company’s future projected leases by comparing the cash flows from future projected leases for a specific aircraft type to actual leases currently obtained for that aircraft type. We compared the Company’s historical projected leases to actual results to assess the Company’s ability to accurately project. We recalculated the estimated residual value for each aircraft based on the Company’s useful life and residual value assumption. We assessed the Company’s useful life and residual value assumptions by comparing them to other industry participant assumptions used as disclosed in filed Form 10-K reports, and inspecting realized aircraft sales activity for indicators of impairment. We developed an estimate of undiscounted cash flow using independently developed future projected leases, and compared the results of our estimate of undiscounted cash flow to the Company’s undiscounted cash flow estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Los Angeles, California

February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

February 14, 2020

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$317,488	$300,127
Restricted cash	20,573	22,871
Flight equipment subject to operating leases	21,286,154	17,985,324
Less accumulated depreciation	(2,581,817)	(2,278,214)
	18,704,337	15,707,110
Deposits on flight equipment purchases	1,564,188	1,809,260
Other assets	1,102,569	642,440
Total assets	$21,709,155	$18,481,808
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$516,497	$382,132
Debt financing, net of discounts and issuance costs	13,578,866	11,538,905
Security deposits and maintenance reserves on flight equipment leases	1,097,061	990,578
Rentals received in advance	143,692	119,526
Deferred tax liability	749,495	643,767
Total liabilities	$16,085,611	$13,674,908
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,000,000 shares of 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (aggregate liquidation preference of $250,000) issued and outstanding at December 31, 2019 and no shares issued or outstanding at December 31, 2018	100	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 113,350,267 and 110,949,850 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,134	1,110
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,777,601	2,474,238
Retained earnings	2,846,106	2,331,552
Accumulated other comprehensive loss	(1,397)	—
Total shareholders’ equity	$5,623,544	$4,806,900
Total liabilities and shareholders’ equity	$21,709,155	$18,481,808

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$1,916,869	$1,631,200	$1,450,735
Aircraft sales, trading, and other	100,035	48,502	65,645
Total revenues	2,016,904	1,679,702	1,516,380
Expenses
Interest	397,320	310,026	257,917
Amortization of debt discounts and issuance costs	36,691	32,706	29,454
Interest expense	434,011	342,732	287,371
Depreciation of flight equipment	702,810	581,985	508,352
Selling, general, and administrative	123,653	97,369	91,323
Stock-based compensation	20,745	17,478	19,804
Total expenses	1,281,219	1,039,564	906,850
Income before taxes	735,685	640,138	609,530
Income tax (expense)/benefit	(148,564)	(129,303)	146,622
Net income	587,121	510,835	756,152
Preferred stock dividends	(11,958)	—	—
Net income available to common stockholders	$575,163	$510,835	$756,152

Other Comprehensive Loss:
Change in foreign currency translation adjustment	(7,191)	—	—
Change from current period hedged transaction	5,441	—	—
Total tax benefit on other comprehensive loss	353	—	—
Other Comprehensive (loss)/income available for common stockholders, net of tax	(1,397)	—	—
Total comprehensive income available for common stockholders	$573,766	$510,835	$756,152

Earnings per share of common stock:
Basic	$5.14	$4.88	$7.33
Diluted	$5.09	$4.60	$6.82
Weighted-average shares of common stock outstanding
Basic	111,895,433	104,716,301	103,189,175
Diluted	113,086,323	112,363,331	111,657,564

Dividends declared per share	$0.54	$0.43	$0.325

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Class B Non-				Accumulated
			Class A		Voting				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2016	—	$—	102,844,477	$1,010	—	$—	$2,237,866	$1,143,311	$—	$3,382,187
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	—	458	—	458
Issuance of common stock upon exercise of options and warrants, vesting of restricted stock units and convertible debt conversion	—	—	942,088	26	—	—	9,320	—	—	9,346
Stock-based compensation expense	—	—	—	—	—	—	19,804	—	—	19,804
Cash dividends (declared $0.325 per share)	—	—	—	—	—	—	—	(33,579)	—	(33,579)
Tax withholdings on stock based compensation	—	—	(164,936)	—	—	—	(6,926)	—	—	(6,926)
Net income	—	—	—	—	—	—	—	756,152	—	756,152
Balance at December 31, 2017	—	$—	103,621,629	$1,036	—	$—	$2,260,064	$1,866,342	$—	$4,127,442
Issuance of common stock upon exercise of options, vesting of restricted stock units and convertible debt conversion	—	—	7,497,770	75	—	—	204,244	—	—	204,319
Stock-based compensation expense	—	—	—	—	—	—	17,478	—	—	17,478
Cash dividends (declared $0.43 per share)	—	—	—	—	—	—	—	(45,625)	—	(45,625)
Tax withholdings on stock based compensation	—	—	(169,549)	(1)	—	—	(7,548)	—	—	(7,549)
Net income	—	—	—	—	—	—	—	510,835	—	510,835
Balance at December 31, 2018	—	$—	110,949,850	$1,110	—	$—	$2,474,238	$2,331,552	$—	$4,806,900
Issuance of common stock upon exercise of options, vesting of restricted stock units and convertible debt conversion	—	—	2,511,873	25	—	—	44,860	—	—	44,885
Issuance of preferred stock	10,000,000	100	—	—	—	—	242,030	—	—	242,130
Stock-based compensation expense	—	—	—	—	—	—	20,745	—	—	20,745
Cash dividends (declared $0.54 per share)	—	—	—	—	—	—	—	(60,609)	—	(60,609)
Preferred dividends	—	—	—	—	—	—	—	(11,958)	—	(11,958)
Change in foreign currency translation adjustment and from current period hedged transactions	—	—	—	—	—	—	—	—	(1,397)	(1,397)
Tax withholdings on stock based compensation	—	—	(111,456)	(1)	—	—	(4,272)	—	—	(4,273)
Net income	—	—	—	—	—	—	—	587,121	—	587,121
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	—	$2,777,601	$2,846,106	(1,397)	$5,623,544

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands)
Operating Activities
Net income	$587,121	$510,835	$756,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	702,810	581,985	508,352
Stock-based compensation	20,745	17,478	19,804
Deferred taxes	92,049	129,303	(146,622)
Amortization of prepaid lease costs	32,849	24,579	19,265
Amortization of discounts and debt issuance costs	36,691	32,706	29,454
Gain on aircraft sales, trading and other activity	(81,994)	(34,442)	(74,337)
Changes in operating assets and liabilities:
Other assets	(161,302)	(74,223)	(108,623)
Accrued interest and other payables	139,337	51,175	50,832
Rentals received in advance	24,166	14,705	5,436
Net cash provided by operating activities	1,392,472	1,254,101	1,059,713
Investing Activities
Acquisition of flight equipment under operating lease	(3,663,605)	(2,512,582)	(1,972,009)
Payments for deposits on flight equipment purchases	(884,459)	(976,101)	(773,981)
Proceeds from aircraft sales, trading and other activity	995,345	391,372	779,489
Acquisition of aircraft furnishings, equipment and other assets	(291,258)	(287,509)	(177,450)
Net cash used in investing activities	(3,843,977)	(3,384,820)	(2,143,951)
Financing Activities
Issuance of common stock upon exercise of options and warrants	44,885	4,826	9,264
Issuance of preferred stock	242,130	—	—
Cash dividends paid on Class A common stock	(58,026)	(41,563)	(30,933)
Preferred dividends paid	(11,958)	—	—
Tax withholdings on stock-based compensation	(4,272)	(7,548)	(6,926)
Net change in unsecured revolving facilities	(582,000)	(245,000)	81,000
Proceeds from debt financings	3,567,728	3,533,885	2,183,824
Payments in reduction of debt financings	(978,369)	(1,270,505)	(1,303,499)
Debt issuance costs	(11,280)	(11,475)	(5,855)
Security deposits and maintenance reserve receipts	310,220	242,524	226,064
Security deposits and maintenance reserve disbursements	(52,490)	(59,709)	(51,221)
Net cash provided by financing activities	2,466,568	2,145,435	1,101,718
Net increase in cash	15,063	14,716	17,480
Cash, cash equivalents and restricted cash at beginning of period	322,998	308,282	290,802
Cash, cash equivalents and restricted cash at end of period	$338,061	$322,998	$308,282
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $59,358, $52,817 and $46,049 at December 31, 2019, 2018 and 2017, respectively	$442,132	$332,426	$301,741
Cash paid for income taxes	$16,657	$4,264	$5,497
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$1,399,136	$912,075	$644,206
Cash dividends declared, not yet paid	17,003	14,421	10,359

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet transport aircraft directly from the manufacturers, such as Boeing and Airbus. We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2019, we owned a fleet of 292 aircraft and had 413 aircraft on order and 70 aircraft purchase options with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-9 supersede current revenue recognition requirements. The guidance specifically notes that lease contracts are a scope exception. ASU 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Further, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The following table reconciles cash, cash equivalents and restricted cash reported in our Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$317,488	$300,127
Restricted cash	20,573	22,871
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$338,061	$322,998

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

Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test and the aircraft’s carrying amount falls below estimated values from third-party industry sources, the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. Our Fair Value Policy is described below under “Fair Value Measurements”.

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

When the Company has recorded maintenance right liabilities with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment by the Company to the lessee, the maintenance right liability is relieved, and end of lease income is recognized; (ii) the Company pays the lessee cash compensation at lease expiry of less than the value of the maintenance right liability, the maintenance right liability is relieved, and any difference is recognized as end of lease income; or (iii) the Company pays the lessee cash compensation at lease expiry in excess of the value of the maintenance right liability, the maintenance right liability is relieved, and the excess amount is recorded as an aircraft improvement to the extent that it meets our capitalization policy.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2019, the Company purchased two aircraft in the secondary market, none of which were subject to existing leases. For the year ended December 31, 2018, the Company purchased nine aircraft in the secondary market, two of which were subject to existing leases. The total cost for the two aircraft was $73.3 million, which included maintenance right assets of $13.2 million. As of December 31, 2019 and 2018, the Company had maintenance right assets, net of accumulated amortization of $37.2 million and $46.4 million, respectively. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized. Flight equipment held for sale are included under Other assets on the Consolidated Balance Sheet as of December 31, 2019. Flight equipment held for sale are included under Flight equipment subject to operating leases on the Consolidated Balance Sheet as of December 31, 2018.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Aircraft under management

We manage aircraft on behalf of two investment funds, Blackbird Capital I, LLC (“Blackbird I”) and Blackbird Capital II, LLC (“Blackbird II”). We own non-controlling interests in each fund representing 9.5% of the equity of each fund. These investments are accounted for using the equity method of accounting due to our level of influence and involvement. The investments are recorded at the amount invested net of our 9.5% share of net income or loss, less any distributions or return of capital received from the entities.

Also, we manage aircraft that we have sold through our Thunderbolt platform. Our Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing to continue the management of these aircraft for a fee. In connection with the sale of aircraft portfolios through our Thunderbolt platform, we have non-controlling interests of approximately 5.0% in two entities. These investments are accounted for using the cost method of accounting and are recorded at the amount invested less any return of capital received from the respective entity.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of January 1, 2019, the Company recognized operating ROU lease assets and obligations in the amounts of $44.6 million and $51.2 million, respectively, on its Consolidated Balance Sheets. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

Recently issued accounting pronouncements

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

In January 2020, the FASB issued ASU No. 2020-01 (“ASU 2020-01”), Accounting for Certain Equity Method Investments. The new guidance addresses accounting for the transition into and out of equity method and measuring certain purchased option and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of the provisions of ASU 2020-01 on the Company's Consolidated Financial Statements.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2019 and 2018 is summarized below:

	December 31,	December 31,
	2019	2018
	(in thousands)
Unsecured
Senior notes	$12,357,811	$10,043,445
Term financings	883,050	607,340
Revolving credit facilities	20,000	602,000
Total unsecured debt financing	13,260,861	11,252,785
Secured
Term financings	428,824	371,203
Export credit financing	31,610	38,265
Total secured debt financing	460,434	409,468

Total debt financing	13,721,295	11,662,253
Less: Debt discounts and issuance costs	(142,429)	(123,348)
Debt financing, net of discounts and issuance costs	$13,578,866	$11,538,905

At December 31, 2019, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including its financial covenants concerning debt-to-equity, tangible net equity, and interest coverage ratios.

The Company’s secured obligations as of December 31, 2019 and 2018 are summarized below:

	December 31,	December 31,
	2019	2018
	(in thousands, except for number of aircraft)
Nonrecourse	$128,460	$167,245
Recourse	331,974	242,223
Total	$460,434	$409,468
Number of aircraft pledged as collateral	15	20
Net book value of aircraft pledged as collateral	$890,693	$1,132,111

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2019, the Company had $12.4 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.04 years to 9.76 years and bearing interest at fixed rates ranging from 2.125% to 4.85% with two notes bearing interest at a floating rate of LIBOR plus 1.125% and a floating rate of three-month LIBOR plus 0.67%. As of December 31, 2018, the Company had $10.0 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 7.375%.

During the year ended December 31, 2019, the Company issued $2.85 billion in aggregate principal amount of U.S. dollar denominated senior unsecured notes comprised of (i) $700.0 million in aggregate principal amount of 4.25% notes due 2024, (ii) $750.0 million in aggregate principal amount of 3.75% notes due 2026, (iii) $300.0 million in aggregate principal amount of floating rate notes due 2021 bearing interest at a floating rate of three-month LIBOR plus 0.67% (iv) $600.0 million in aggregate principal amount of 2.25% notes due 2023 and (v) $500.0 million in aggregate principal amount of 3.25% notes due 2029.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2019, the Company issued Canadian dollar (“C$”) denominated debt of C$400.0 million in aggregate principal amount of 2.625% notes due 2024. The Company effectively hedged its foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 2.535% U.S. dollar denominated rate. The swap has been designated as a cash flow hedge with changes in the fair value of the derivative recognized in other comprehensive loss/income. See Note 10. “Fair Value Measurements” for additional details on the fair value of the swap.

In January 2020, the Company issued $1.4 billion in aggregate principal amount of U.S. dollar denominated senior unsecured notes comprised of (i) $750.0 million in aggregate principal amount of 2.30% notes due 2025 and (ii) $650.0 million in aggregate principal amount of 3.00% notes due 2030.

Unsecured term financings

From time to time, the Company enters into unsecured term facilities. During 2019, the Company entered into three unsecured term facilities aggregating $205.0 million comprised of (i) a $80.0 million term facility with a term of one year and bearing interest at a floating rate of LIBOR plus 1.00%; (ii) a $75.0 million term facility with a term of three years and bearing interest at a floating rate of three-month LIBOR plus 1.00%; (iii) a $50.0 million term facility with a term of one year and bearing interest at a floating rate of LIBOR plus 1.00%. During 2019, the Company also entered into agreements to increase (a) the Company's $518.0 million term facility by $82.0 million to an aggregate principal amount of $600.0 million, with a term of four years and bearing interest at a floating rate of LIBOR plus 1.125% and (b) the Company’s $5.4 million term facility by $19.6 million to an aggregate principal amount of $25.0 million with the term of such facility extended four years and bearing interest at a fixed rate of 3.00%

The outstanding balance on the Company's unsecured term facilities as of December 31, 2019 was $883.1 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and five facilities bearing interest at floating rates ranging from LIBOR plus 0.95% to LIBOR plus 1.125%. As of December 31, 2019, the remaining maturities of all unsecured term facilities ranged from approximately 0.09 years to approximately 4.75 years. As of December 31, 2018, the outstanding balance on the Company's unsecured term facilities was $607.3 million.

Unsecured revolving credit facilities

The total amount outstanding under the Company's unsecured revolving credit facility was $20.0 million and $602.0 million as of December 31, 2019 and 2018, respectively.

During the first four months of 2019, the Company increased the aggregate capacity of our unsecured revolving credit facility by $310.0 million to $4.9 billion.

In May 2019, the Company amended and extended our committed unsecured revolving credit facility whereby, among other things, the Company extended the final maturity date from May 5, 2022 to May 5, 2023 and, after giving effect to commitments that matured on May 5, 2019, increased the total revolving commitments to approximately $5.8 billion, with a 0.20% facility fee and bearing interest at a floating rate of LIBOR plus 1.05% per year. On July 31, 2019, the Company executed a commitment increase to the unsecured revolving credit facility, which increased the aggregate facility capacity by an additional $58.0 million. Lenders hold revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, commitments totaling $5.0 million that mature on May 5, 2021, and commitments totaling $92.7 million that mature on May 5, 2020.

During the year ended December 31, 2019, the Company entered into an uncommitted unsecured revolving credit facility with a total borrowing capacity of $175.0 million and a maturity date of October 18, 2020, bearing interest at a rate of LIBOR plus 0.75%. As of December 31, 2019, there were no outstanding amounts related to the uncommitted unsecured revolving credit facility.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2020, the Company entered into an agreement to increase our revolving unsecured bank commitments by $125.0 million to approximately $6.0 billion.

Secured term financings

The Company funds some aircraft purchases through secured term financings. The Company's various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft are then leased by the Company's entities to airlines. The Company may guarantee the obligations of the entities under the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves, or a combination thereof.

As of December 31, 2019, the outstanding balance on the Company's secured term facilities was $428.8 million and the Company had pledged 15 aircraft as collateral with a net book value of $890.7 million. The outstanding balance under the Company's secured term facilities as of December 31, 2019 was comprised of a $54.6 million fixed rate facility with an interest rate of 2.36% and $374.3 million of floating rate debt with interest rates ranging from LIBOR plus 0.80% to LIBOR plus 2.50%. As of December 31, 2019, the remaining maturities of all secured term facilities ranged from approximately 0.07 years to approximately 9.84 years.

As of December 31, 2018, the outstanding balance on the Company's secured term facilities was $371.2 million and the Company had pledged 18 aircraft as collateral with a net book value of $1.1 billion. The outstanding balance under our secured term facilities as of December 31, 2018 was comprised of $0.5 million fixed rate debt with an interest rate of 4.58% and $370.7 million floating rate debt, with interest rates ranging from LIBOR plus 1.15% to LIBOR plus 2.99%.

Export credit financings

As of December 31, 2019 and 2018, the Company had $31.6 million and $38.3 million in government guaranteed export credit financing outstanding, respectively.

In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank. As of December 31, 2019, we have an aircraft which serve as collateral for the notes. The notes will mature on August 15, 2024 and bear interest at a rate of 1.617% per annum.

Maturities

Maturities of debt outstanding as of December 31, 2019 are as follows:

Years ending December 31,	(in thousands)
2020	$1,405,118
2021	1,998,888
2022	2,711,600
2023	2,510,749
2024	1,558,029
Thereafter	3,536,911
Total	$13,721,295

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Interest Expense

The following table shows the components of interest for the years ended December 31, 2019, 2018 and 2017:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands)
Interest on borrowings	$456,678	$362,843	$303,966
Less capitalized interest	(59,358)	(52,817)	(46,049)
Interest	397,320	310,026	257,917
Amortization of discounts and deferred debt issue costs	36,691	32,706	29,454
Interest expense	$434,011	$342,732	$287,371

Note 4. Shareholders’ Equity

In 2010, the Company authorized 500,000,000 shares of Class A common stock, $0.01 par value per share, of which 113,350,267 and 110,949,850 shares were issued and outstanding as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had authorized 10,000,000 shares of Class B Non-Voting common stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2019 and 2018.

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

On June 4, 2010, the Company issued 482,625 warrants for the purchase of up to 482,625 shares of Class A common stock to two institutional investors (the “Committed Investors”). The warrants had a seven-year term and an exercise price of $20 per share. The Company used the BSM option pricing model to determine the fair value of warrants. The fair value of warrants was calculated on the date of grant by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the warrant, projected exercise behavior, a risk-free interest rate, and expected dividends. The warrants had a fair value at the grant date of $5.6 million. The warrants are classified as an equity instrument and the proceeds from the issuance of common stock to the Committed Investors was split between the warrants and the stock based on fair value of the warrants and recorded as an increase to Paid-in capital on the Consolidated Balance Sheets. On March 9, 2017, a Committed Investor performed a cashless exercise of the remaining 268,125 warrants, resulting in the issuance of 131,001 shares of Class A common stock. As of December 31, 2019 and 2018, the Company did not have any warrants outstanding.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at December 31, 2019 and December 31, 2018. On March 5, 2019, the Company issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"), $0.01 par value, with a liquidation preference of $25.00 per share. The Company will pay dividends on the Series A Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.650% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

The Company may redeem shares of the Series A Preferred Stock at its option, in whole or in part, from time to

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time, on or after March 15, 2024, for cash at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date, without accumulation of any undeclared dividends. The Company may also redeem shares of the Series A Preferred Stock at the Company's option under certain other limited conditions.

As of December 31, 2019, the Company had 10,000,000 shares of preferred stock issued and outstanding with an aggregate liquidation preference of $250.0 million. The Company did not have any shares of preferred stock issued or outstanding as of December 31, 2018.

A cash dividend of $0.427083 per share of outstanding Series A Preferred Stock was paid on June 15, 2019. In addition, a cash dividend of $0.384375 per share of outstanding Series A Preferred Stock was paid on each of September 15, 2019 and December 15, 2019.

Note 5. Rental Income

At December 31, 2019, minimum future rentals on non-cancellable operating leases of flight equipment in our fleet, which have been delivered as of December 31, 2019, are as follows:

Years ending December 31,	(in thousands)

2020	$1,996,546
2021	1,936,891
2022	1,803,875
2023	1,613,673
2024	1,470,094
Thereafter	5,321,384
Total	$14,142,463

The Company recorded $43.9 million, $24.9 million, and $40.9 million in overhaul revenue based on our lessees’ usage of the aircraft for the years ended December 31, 2019, 2018, and 2017, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our flight equipment subject to operating leases, excluding two aircraft currently off lease, as of December 31, 2019, updated through February 14, 2020:

Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A319-100	—	1	—	—	—	—	1
Airbus A320-200	2	2	1	3	6	7	21
Airbus A320-200neo	—	—	—	—	1	12	13
Airbus A321-200	2	3	1	7	1	14	28
Airbus A321-200neo	1	1	—	—	2	31	35
Airbus A330-200	1	1	2	2	1	4	11
Airbus A330-300	—	—	2	1	—	4	7
Airbus A330-900neo	—	—	1	—	—	6	7
Airbus A350-900	—	—	—	—	—	10	10
Boeing 737-700	—	2	—	2	—	—	4
Boeing 737-800	3	7	10	11	6	48	85
Boeing 737-8 MAX	—	—	—	—	1	14	15
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	—	2	4	4	3	11	24
Boeing 787-9	—	—	—	—	—	23	23
Boeing 787-10	—	—	—	—	—	4	4
Embraer E190	1	—	—	—	—	—	1
Total	10	19	22	30	21	188	290

Note 6. Concentration of Risk

Geographical and credit risks

As of December 31, 2019, all of the Company's Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 106 customers whose principal places of business are located in 59 countries as of December 31, 2019 compared to 94 lessees in 56 countries as of December 31, 2018.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Over 95% of our aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of our flight equipment subject to operating leases based on net book value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Net Book		Net Book
Region	Value	% of Total	Value(1)	% of Total
	(in thousands, except percentages)
Europe	$5,438,775	29.0%	$4,692,341	29.9%
Asia (excluding China)	4,985,525	26.7%	3,846,785	24.5%
China	2,930,752	15.7%	2,663,903	17.0%
The Middle East and Africa	2,242,215	12.0%	1,952,900	12.4%
Central America, South America, and Mexico	1,116,814	6.0%	1,078,900	6.9%
U.S. and Canada	996,398	5.3%	757,884	4.8%
Pacific, Australia, and New Zealand	993,858	5.3%	714,397	4.5%
Total	$18,704,337	100.0%	$15,707,110	100.0%
(1)	As of December 31, 2018, we had six aircraft held for sale with a carrying value of $241.6 million included in the table above.

At December 31, 2019 and 2018, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2019		December 31, 2018
	Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total
Europe	43	40.6%	33	35.1%
Asia (excluding China)	19	17.9%	18	19.1%
The Middle East and Africa	13	12.3%	11	11.8%
U.S. and Canada	10	9.4%	10	10.6%
Central America, South America, and Mexico	9	8.5%	10	10.6%
China	9	8.5%	9	9.6%
Pacific, Australia, and New Zealand	3	2.8%	3	3.2%
Total	106	100.0%	94	100.0%
(1)	A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues from our flight equipment subject to operating leases attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(in thousands, except percentages)
Europe	$531,778	27.7%	$476,515	29.2%	$450,628	31.1%
Asia (excluding China)	484,017	25.3%	412,465	25.3%	332,284	22.9%
China	357,278	18.6%	329,977	20.2%	324,147	22.3%
The Middle East and Africa	226,932	11.8%	179,497	11.0%	116,799	8.1%
Central America, South America, and Mexico	124,850	6.6%	108,736	6.7%	102,205	7.0%
U.S. and Canada	98,627	5.1%	77,678	4.8%	76,685	5.3%
Pacific, Australia, and New Zealand	93,387	4.9%	46,332	2.8%	47,987	3.3%
Total	$1,916,869	100.0%	$1,631,200	100.0%	$1,450,735	100.0%

Based on our lease placements of future new aircraft deliveries, we anticipate that a majority of our aircraft will be located in the Europe and Asia regions.

For the years ended December 31, 2019, 2018, and 2017, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2019, 2018, and 2017, no individual airline represented at least 10% of our rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$38,520	$—	$—
State	1,025	492	380
Foreign	2,937	2,839	3,853
Deferred:
Federal	91,243	125,160	(150,850)
State	14,839	812	(5)
Foreign	—	—	—
Income tax expense/(benefit)	$148,564	$129,303	$(146,622)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Income taxes at statutory federal rate	$154,494	21.0%	$134,429	21.0%	$213,336	35.0%
Impact of tax legislation	—	—	—	—	(354,127)	(58.1)
Foreign tax credit	(18,231)	(2.5)	(9,600)	(1.5)	(10,873)	(1.8)
State income taxes, net of federal income tax effect and other	12,532	1.7	1,030	0.2	228	—
Other	(231)	—	3,444	0.5	4,814	0.9
Income tax expense/(benefit)	$148,564	20.2%	$129,303	20.2%	$(146,622)	(24.0)%

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

The Company recorded a $18.2 million and $9.6 million benefit related to Foreign Tax Credit (“FTC”) in December 31, 2019 and 2018, respectively. The Company has determined there will be sufficient foreign source income projected to utilize these credits.

In the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and tax deficiencies to be recognized in the income statement when the awards vest or are settled. Upon adoption of ASU 2016-09, the Company recognized $0.5 million of previously unrecognized windfall tax benefits in retained earnings.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019 and 2018, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Assets (Liabilities)
Equity compensation	$8,711	$11,951
Net operating losses	—	17
Foreign tax credit	—	2,425
Rents received in advance	28,161	25,165
Accrued bonus	3,244	2,825
Straight-line rents	434	(320)
Other	(1,316)	1,972
Aircraft depreciation	(788,729)	(687,802)
Net deferred tax assets/(liabilities)	$(749,495)	$(643,767)

The Company has utilized all of its net operating loss carry forwards (“NOLs”) for federal and state income tax purposes as of December 31, 2019. The Company has utilized all of its FTC carry forwards for federal income tax purposes as of December 31, 2019. As of December 31, 2018, the Company has $0.2 million and $2.4 million of NOLs for state income tax and FTC, respectively. The Company did not generate a NOL for the year ended December 31, 2019 and 2018. The Company has not recorded a deferred tax valuation allowance as of December 31, 2019 and 2018 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2019 and 2018 the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2014 tax year and forward.

Note 8. Commitments and Contingencies

Aircraft Acquisition

As of December 31, 2019, we had commitments to acquire a total of 413 new aircraft for delivery through 2026 as follows:

Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A220-300	—	5	10	10	10	15	50
Airbus A320/321neo(1)	25	26	32	25	16	36	160
Airbus A330-900neo	1	5	6	3	—	—	15
Airbus A350-900/1000	3	6	3	4	4	—	20
Boeing 737-7/8/9 MAX(2)	4	25	35	41	30	—	135
Boeing 787-9/10	13	9	6	5	—	—	33
Total	46	76	92	88	60	51	413
(1)	Our Airbus A320/321neo aircraft orders include 52 long-range variants and 29 extra long-range variants.
(2)	The table above reflects our estimate of future Boeing 737 MAX aircraft delivery delays based on information currently available to us. The actual delivery dates of such Boeing 737 MAX aircraft may differ from our estimate and could be further impacted by the length of the grounding and the pace at which Boeing can deliver aircraft following the lifting of the grounding, among other factors.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the Company's commitments, as of December 31, 2019, the Company had options to acquire up to 45 Boeing 737-8 MAX aircraft and 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.

Pursuant to the Company's purchase agreements with Boeing and Airbus for new aircraft, the Company and each manufacturer agrees to contractual delivery dates for each aircraft ordered. However, these dates can change for a variety of reasons. In the last few years, Airbus and Boeing have had delivery delays, and these delays have significantly impacted when our aircraft have been delivered.

The Company's leases typically provide that the Company and its airline customers each have a cancellation right related to aircraft delivery delays. The lease cancellation rights typically parallel the Company's cancellation rights in its purchase agreements with Boeing and Airbus, and typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause.

For several years, the Company has experienced delivery delays for certain of its Airbus orderbook aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. Airbus has told the Company to continue to expect several months of delivery delays relating to such aircraft scheduled to deliver through 2022.

The worldwide grounding of the Boeing 737 MAX began on March 10, 2019, and remains in effect. As a result, Boeing has temporarily halted production and delivery of all Boeing 737 MAX aircraft. Lifting of the grounding is subject to the approval of global regulatory authorities and the Company is unable to speculate as to when this may occur. Boeing 737 MAX deliveries may be impacted by the duration of the grounding and the speed by which Boeing can deliver aircraft following the lifting of the grounding. The Company expects that if the grounding continues for an extended time, or if there are significant Boeing 737 MAX delivery delays even after the grounding is lifted, some of its customers may seek to cancel their lease contracts with us. It is unclear at this point if the Company will cancel some of its Boeing 737 MAX delivery positions with Boeing or find replacement lessees. The Company is currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with the Boeing 737 MAX aircraft that the Company owns and has on order.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $27.4 billion as of December 31, 2019 are as follows:

(in thousands)
Years ending December 31,
2020	$3,883,733
2021	6,083,797
2022	6,422,783
2023	5,344,481
2024	3,257,547
Thereafter	2,428,668
Total	$27,421,009

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of $1.6 billion and $1.8 billion as of December 31, 2019 and 2018, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by its lessees and manufacturers.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Office Lease

The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense (net of sublease income) of $6.7 million, $2.9 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Commitments for minimum rentals under the non-cancellable lease term at December 31, 2019 are as follows:

(in thousands)
Years ending December 31,
2020	$6,892
2021	7,063
2022	6,512
2023	6,390
2024	4,547
Thereafter	33,054
Total	$64,458

Note 9. Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of December 31, 2019, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2019, 2018, and 2017, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. In addition, the Company excluded 945,565, 931,943, and 1,085,048 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2019, 2018, and 2017, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of basic and diluted net earnings per share:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands, except share and per share amounts)
Basic earnings per share:
Numerator
Net income	$587,121	$510,835	$756,152
Preferred stock dividends	(11,958)	—	—
Net income available to common stockholders	575,163	510,835	756,152
Denominator
Weighted-average common shares outstanding	111,895,433	104,716,301	103,189,175
Basic earnings per share	$5.14	$4.88	$7.33
Diluted earnings per share:
Numerator
Net income	$587,121	$510,835	$756,152
Preferred stock dividends	(11,958)	—	—
Assumed conversion of convertible senior notes	—	6,219	5,842
Net income available to common stockholders plus assumed conversions	$575,163	$517,054	$761,994
Denominator
Number of shares used in basic computation	111,895,433	104,716,301	103,189,175
Weighted-average effect of dilutive securities	1,190,890	7,647,030	8,468,389
Number of shares used in per share computation	113,086,323	112,363,331	111,657,564
Diluted earnings per share	$5.09	$4.60	$6.82

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. The estimated fair value of the foreign currency exchange derivative as of December 31, 2019 was $5.4 million. The Company had no assets or liabilities which were measured at fair value on a recurring or non-recurring basis as of December 31, 2018.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2019 was $14.1 billion compared to a book value of $13.7 billion. The estimated fair value of debt financing as of December 31, 2018 was $11.4 billion compared to a book value of $11.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2019, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2019 and 2018 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2019, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 5,283,976, which includes 283,976 shares which were previously reserved for issuance under the 2010 Plan. Stock Options are generally granted for a term of 10 years and generally vest over a three year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period. The Company has two types of book value RSUs; those that vest ratably over a three-year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met. For the book value RSUs that vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period. At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management's assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2019, the Company had 1,254,904 unvested RSUs outstanding of which 429,312 are TSR RSUs.

The Company recorded $20.7 million, $17.5 million, and $19.8 million of stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017, respectively.

Stock Options

The Company uses the BSM option pricing model to determine the fair value of stock options. The fair value of stock-based payment awards on the date of grant is determined by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, a risk-free interest rate, and expected dividends.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity in accordance with the Company’s stock option plan for the year ended December 31, 2019 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2016	3,308,158	$20.40	3.50	46,086
Granted	—	—	—	—
Exercised	(450,000)	$20.59	—	9,397
Forfeited/canceled	—	—	—	—
Balance at December 31, 2017	2,858,158	$20.37	2.49	79,230
Granted	—	—	—	—
Exercised	(237,863)	$20.00	—	5,505
Forfeited/canceled	—	—	—	—
Balance at December 31, 2018	2,620,295	$20.40	1.49	25,697
Granted	—	—	—	—
Exercised	(2,256,142)	$20.00	—	46,358
Forfeited/canceled	—	—	—	—
Balance at December 31, 2019	364,153	$22.90	0.75	8,965
Vested and exercisable as of December 31, 2019	364,153	$22.90	0.75	8,965
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

All of the Company’s outstanding employee stock options had fully vested as of June 30, 2013. As of December 31, 2019 there were no unrecognized compensation costs related to outstanding employee stock options. For the years ended December 31, 2019, 2018, and 2017 there were no stock-based compensation expense related to Stock Options.

The following table summarizes additional information regarding outstanding, exercisable and vested stock options at December 31, 2019:

			Options Exercisable
	Options Outstanding		and Vested

		Weighted-		Weighted-
		Average		Average
	Number of	Remaining Life	Number of	Remaining Life
Range of exercise prices	Shares	(in years)	Shares	(in years)
$20.00	244,153	0.47	244,153	0.47
$28.80	120,000	1.32	120,000	1.32
$20.00 - $28.80	364,153	0.75	364,153	0.75

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the year ended December 31, 2019, the Company granted 674,269 RSUs of which 139,895 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2019:

	Unvested Restricted Stock Units
		Weighted‑
		Average
	Number of	Grant‑Date
	Shares	Fair Value
Unvested at December 31, 2018	1,055,325	$41.66
Granted	674,269	$39.68
Vested	(271,037)	$34.58
Forfeited/canceled	(203,654)	$32.44
Unvested at December 31, 2019	1,254,903	$43.62
Expected to vest after December 31, 2019	1,344,445	$43.46

At December 31, 2019, the outstanding RSUs are expected to vest as follows: 2020—373,048; 2021—459,562; and 2022—511,835.

As of December 31, 2019 there was $23.5 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted average remaining period of 1.69 years.

Note 12. Aircraft under management

As of December 31, 2019, we managed 83 aircraft across three aircraft management platforms. We managed 52 aircraft through our Thunderbolt platform, 26 aircraft through the Blackbird investment funds and five on behalf of a financial institution.

We managed 26 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial aircraft and lease them to airlines throughout the world. We provide management services to these funds for a fee. As of December 31, 2019, the Company's non-controlling interests in each fund is 9.5% and are accounted for under the equity method of accounting. During the year ended December 31, 2019, we completed the sale of two aircraft from our operating lease portfolio to Blackbird II. The Company's investment in these funds aggregated $46.5 million and $40.6 million as of December 31, 2019 and 2018, respectively, and is included in Other assets on the Consolidated Balance Sheets. We continue to source aircraft investment opportunities for Blackbird II. As of December 31, 2019, Blackbird II has remaining equity capital commitments to acquire up to approximately $1.3 billion in aircraft assets, for which we have committed to fund up to $30.5 million related to these potential investments.

Additionally, we continue to manage aircraft that we sell through our Thunderbolt platform. As of December 31, 2019, we managed 52 aircraft sold across three separate transactions. We have non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. During the year ended December 31, 2019, we completed the sale of 17 aircraft from our operating lease portfolio through our Thunderbolt platform. The Company’s total investment in aircraft sold through our Thunderbolt platform was $9.9 million and $5.4 million as of December 31, 2019 and 2018, respectively, and is included in Other assets on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Flight equipment held for sale

As of December 31, 2019, we had eight aircraft, with a carrying value of $249.6 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets. These aircraft will be sold through our Thunderbolt platform and we expect the sale of all eight aircraft to be completed in 2020. We cease recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2018, we had six aircraft classified as held for sale, with a carrying value of $241.6 million, which were included in Flight equipment under operating lease on the Consolidated Balance Sheets.

Note 14. Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly results of operations for the two-year period ended December 31, 2019.

	Quarter Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2018	2018	2018	2018	2019	2019	2019	2019
	(in thousands, except per share amounts)
Revenues	$381,209	$397,814	$450,698	$449,981	$466,051	$471,395	$530,902	$548,556
Income before taxes	141,319	147,409	179,382	172,028	174,944	160,536	193,787	206,417
Net income available to common stockholders	110,651	115,211	146,574	138,399	138,094	124,034	151,943	161,092
Earnings per share:
Basic	$1.07	$1.11	$1.41	$1.29	$1.24	$1.11	$1.36	$1.43
Diluted	$1.00	$1.04	$1.32	$1.24	$1.23	$1.10	$1.34	$1.42

The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 15. Subsequent Events

On February 13, 2020, our board of directors approved a quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend will be paid on April 8, 2020 to holders of record of our common stock as of March 20, 2020. Our board of directors also approved a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock, which will be paid on March 15, 2020 to holders of record of our Series A Preferred Stock as of February 29, 2020.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Information about our Executive Officers”, the other information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2020, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K, which is provided in Item 5 of Part II above, will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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

3.           Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018
3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019	8-A	001-35121	3.2	March 4, 2019
4.1	Description of Capital Stock				Filed herewith
4.2	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.3	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.4	Form of Stock Certificate representing the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A.	8-A	001-35121	4.2	March 4, 2019
4.5	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.6	First Supplemental Indenture, dated as of February 5, 2013, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.750 % Senior Notes due 2020)	8-K	001-35121	4.2	February 5, 2013
4.7	Third Supplemental Indenture, dated as of January 22, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to an eNotes Internet Auction Program)	8-K	001-35121	4.2	January 23, 2014
4.8	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.9	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.1	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015
4.11	Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2021).	8-K	001-35121	4.2	April 11, 2016
4.12	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023).	8-K	001-35121	4.2	August 15, 2016
4.13	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.2	March 8, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.14	Thirteenth Supplemental Indenture, dated as of June 12, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 2.625% Senior Notes due 2022.	8-K	001-35121	4.2	June 12, 2017
4.15	Fourteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.750% Senior Notes due 2023.	8-K	001-35121	4.2	November 20, 2017
4.16	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.3	November 20, 2017
4.17	Sixteenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.500% Senior Notes due 2021.	8-K	001-35121	4.2	January 16, 2018
4.18	Seventeenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.250% Senior Notes due 2025.	8-K	001-35121	4.3	January 16, 2018
4.19	Eighteenth Supplemental Indenture, dated as of June 18, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.875% Senior Notes due 2023.	8-K	001-35121	4.2	June 18, 2018
4.20	Nineteenth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.5% Senior Notes due 2022.	8-K	001-35121	4.2	September 17, 2018
4.21	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028.	8-K	001-35121	4.3	September 17, 2018
4.22	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”).	S-3/A	333-224828	4.4	November 20, 2018
4.23	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
4.24	Form of Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.25	Form of Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018

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

10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.4	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.5	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.2	June 2, 2015
10.6	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.7	February 25, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.8	February 25, 2016
10.8	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.9	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.2	June 1, 2016
10.10	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.10	February 23, 2017
10.11	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.11	February 23, 2017
10.12	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.12	February 23, 2017
10.13	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.4	May 4, 2017
10.15	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	May 4, 2017
10.16	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.8	November 9, 2017
10.17	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	May 3, 2018
10.18	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.11	February 22, 2018
10.19	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.12	February 22, 2018
10.20	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.10	May 10, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	November 8, 2018
10.22	New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.22	February 21, 2019
10.23	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.23	February 21, 2019
10.24	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.24	February 21, 2019
10.25	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 9, 2019
10.26	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 9, 2019
10.27	Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	August 8, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28

New Lender Supplement, dated January 23, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent

					Filed herewith
10.29	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S-1	333-171734	10.2	January 14, 2011
10.30†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 7, 2013
10.31†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.32†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.33†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.34†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016
10.35†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.36†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017
10.37†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.38†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.39†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 8, 2018
10.40†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 8, 2018
10.41†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.7	August 9, 2019
10.42†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.8	August 9, 2019
10.43†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03659, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.				Filed herewith
10.44†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10-Q	001-35121	10.2	May 9, 2013
10.45†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.46†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.47†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 5, 2015
10.48†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.15	August 4, 2016
10.49†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.16	August 4, 2016
10.50†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017
10.51†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.52†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.37	February 22, 2018
10.53†	Amendment No. 9 to A350XWB Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 9, 2018
10.54†	Amendment No. 10 to A350XWB Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.47	February 21, 2019
10.55†	Amendment No. 11 to the Airbus A350 XWB Family Purchase Agreement, dated May 15, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 8, 2019
10.56†	Amendment No. 12 to A350XWB Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.57†	Amendment and Restatement Agreement of Letter Agreement No. 1 to Amendment No. 10 to the Airbus A350 Family Purchase Agreement, dated April 26, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 8, 2019
10.58†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 7, 2013
10.59†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.12	May 4, 2017
10.60†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 7, 2013
10.61†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.62†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.13	May 4, 2017
10.63†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.64†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.65†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.66†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.14	May 4, 2017
10.67†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.15	May 4, 2017
10.68†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 3, 2017
10.69†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 3, 2017
10.70†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	August 3, 2017
10.71†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	August 3, 2017
10.72†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 9, 2017
10.73†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.5	November 9, 2017
10.74†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 8, 2018
10.75†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 10, 2018
10.76†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 8, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.77†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.67	February 21, 2019
10.78†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.68	February 21, 2019
10.79†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 9, 2019
10.80†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 9, 2019
10.81†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	August 9, 2019
10.82†	Supplemental Agreement No. 24 to Purchase Agreement No. PA-03791, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.				Filed herewith
10.83†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012
10.84†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.85†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.86†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.87†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.88†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.89†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.90†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.91†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.92†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.93†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.94†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.95†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.96†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.97†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.98†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.99†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.100†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.101†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017
10.102†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.103†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017
10.104†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.105†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.106†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.92	February 21, 2019
10.107†	Amendment No. 24 to A320 NEO Family Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.108†	Amendment No. 25 to A320 NEO Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.109†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.110†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.111†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017
10.112†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018
10.113†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018
10.114†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.98	February 21, 2019
10.115†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 9, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.116†	Amendment No. 7 to A330-900 NEO Purchase Agreement, dated August 8, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 7, 2019
10.117†	Amendment No. 8 to A330-900 NEO Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.118†	Amendment No. 9 to A330-900 NEO Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.119†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.99	February 21, 2019
10.120†	Amendment No. 1 to Agreement, dated October 30, 2019, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.121†	Amendment No. 2 to Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.122†	Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.123†	Agreement, dated December 20, 2019, among Airbus S.A.S. and Airbus Canada Limited Partnership and Air Lease Corporation				Filed herewith
10.124†	A220 Purchase Agreement, dated December 20, 2019, by and between Airbus Canada Limited Partnership and Air Lease Corporation				Filed herewith
10.125§	Employment Agreement between Air Lease Corporation Hong Kong Limited and Jie Chen, effective June 6, 2019.	8-K	001-35121	10.1	June 7, 2019
10.126§	Letter Agreement between Air Lease Corporation and Jie Chen, dated June 5, 2019.	8-K	001-35121	10.2	June 7, 2019
10.127§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019.	8-K	001-35121	10.3	June 7, 2019
10.128§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013)	10-Q	001-35121	10.3	May 9, 2013
10.129§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1/A	333-171734	10.5	February 22, 2011
10.130§	Air Lease Corporation Annual Cash Bonus Plan	8-K	001-35121	10.1	November 14, 2018
10.131§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.132§	Form of Grant Notice and Form of Restricted Stock Units Agreement for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	S-8	333-195755	4.6	May 7, 2014
10.133§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.134§	Form of Grant Notice and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.4	August 9, 2018
10.135§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.3	August 9, 2018
10.136§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.6	May 4, 2017
10.137§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.3	May 10, 2018
10.138§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.1	May 10, 2018
10.139§	Bonus in a Form of a Grant Notice (Time-Based Vesting) and a Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2019.	10-K	001-35121	10.118	February 21, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.140§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.7	May 4, 2017
10.141§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 21, 2017.	10-Q	001-35121	10.8	May 4, 2017
10.142§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.2	May 10, 2018
10.143§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.4	May 4, 2017
10.144§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.	10-Q	001-35121	10.2	August 4, 2016
10.145§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.	10-Q	001-35121	10.3	August 4, 2016
10.146§	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017.	10-Q	001-35121	10.1	May 4, 2017
10.147§	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.148§	Air Lease Corporation Non-Employee Director Compensation (as amended May 8, 2019).				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				Filed herewith
32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†

The Company has either (i) omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933 or (ii) omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) would be competitively harmful if publicly disclosed.

§	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2020.

Air Lease Corporation

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Executive Chairman of the Board of Directors	February 14, 2020
Steven F. Udvar-Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 14, 2020
John L. Plueger

/s/ Matthew J. Hart	Director	February 14, 2020
Matthew J. Hart

/s/ Cheryl Gordon Krongard	Director	February 14, 2020
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 14, 2020
Marshall O. Larsen

/s/ Susan R. McCaw	Director	February 14, 2020
Susan R. McCaw

/s/ Robert A. Milton	Director	February 14, 2020
Robert A. Milton

/s/ Ian M. Saines	Director	February 14, 2020
Ian M. Saines

/s/ Dr. Ronald D. Sugar	Director	February 14, 2020
Dr. Ronald D. Sugar