Form 10-Q
period 2020-03-31
AIR LEASE CORP
filed 2020-05-07
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At May 6, 2020, there were 113,643,462 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q that are not historical facts may constitute “forward-looking statements,” including any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in such statements, including as a result of the following factors, among others:

●	the extent to which the coronavirus (“COVID-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition;
●	our inability to obtain additional financing on favorable terms, if required, to complete the acquisition of sufficient aircraft as currently contemplated or to fund the operations and growth of our business;
●	our inability to obtain refinancing prior to the time our debt matures;
●	our inability to make acquisitions of, or lease, aircraft on favorable terms;
●	our inability to sell aircraft on favorable terms or to predict the timing of such sales;
●	impaired financial condition and liquidity of our lessees;
●	changes in overall demand for commercial aircraft leasing and aircraft management services;
●	deterioration of economic conditions in the commercial aviation industry generally;
●	potential natural disasters and terrorist attacks and the amount of our insurance coverage, if any, relating thereto;
●	increased maintenance, operating or other expenses or changes in the timing thereof;
●	changes in the regulatory environment, including tariffs and other restrictions on trade;
●	our inability to effectively oversee our managed fleet;
●	the failure of any manufacturer to meet its contractual aircraft delivery obligations to us, including or as a result of technical or other difficulties with aircraft before or after delivery, resulting in our inability to deliver the aircraft to our lessees;
●	other factors affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, including natural disasters, pandemics (such as COVID-19) and measures taken to contain its spread, and governmental actions; and
●	the factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and other SEC filings, including future SEC filings.

The factors noted above and the risks included in our other SEC filings may be increased or intensified as a result of the COVID-19 pandemic, including if there is a resurgence of the COVID-19 virus after the initial outbreak subsides. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. See the risk factor in “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, “The coronavirus (COVID-19) pandemic and related efforts to mitigate the pandemic have impacted our business, and the extent to which the COVID-19 pandemic and measures taken to contain its spread ultimately impact our business will depend on future developments, which are highly uncertain and are difficult to predict.” All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$732,719	$317,488
Restricted cash	20,662	20,573
Flight equipment subject to operating leases	21,976,429	21,286,154
Less accumulated depreciation	(2,754,068)	(2,581,817)
	19,222,361	18,704,337
Deposits on flight equipment purchases	1,576,508	1,564,188
Other assets	1,130,095	1,102,569
Total assets	$22,682,345	$21,709,155
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$491,251	$516,497
Debt financing, net of discounts and issuance costs	14,414,621	13,578,866
Security deposits and maintenance reserves on flight equipment leases	1,122,957	1,097,061
Rentals received in advance	134,779	143,692
Deferred tax liability	782,368	749,495
Total liabilities	$16,945,976	$16,085,611
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,000,000 shares of 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (aggregate liquidation preference of $250,000) issued and outstanding at March 31, 2020 and December 31, 2019, respectively	100	100
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 113,639,911 and 113,350,267 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,136	1,134
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,775,640	2,777,601
Retained earnings	2,962,368	2,846,106
Accumulated other comprehensive loss	(2,875)	(1,397)
Total shareholders’ equity	$5,736,369	$5,623,544
Total liabilities and shareholders’ equity	$22,682,345	$21,709,155

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Revenues
Rental of flight equipment	$496,687	$455,739
Aircraft sales, trading and other	14,700	10,312
Total revenues	511,387	466,051
Expenses
Interest	107,541	89,220
Amortization of debt discounts and issuance costs	10,528	8,540
Interest expense	118,069	97,760
Depreciation of flight equipment	188,895	159,471
Selling, general and administrative	28,322	29,702
Stock-based compensation	4,429	4,174
Total expenses	339,715	291,107
Income before taxes	171,672	174,944
Income tax expense	(34,521)	(36,850)
Net income	$137,151	$138,094
Preferred stock dividends	(3,844)	—
Net income available to common stockholders	$133,307	$138,094

Other Comprehensive Loss:
Change in foreign currency translation adjustment	23,477	—
Change from current period hedged transaction	(25,386)	—
Total tax benefit on other comprehensive loss	431	—
Other Comprehensive (loss)/income available for common stockholders, net of tax	(1,478)	—
Total comprehensive income available for common stockholders	$131,829	$138,094

Earnings per share of Class A and Class B common stock:
Basic	$1.17	$1.24
Diluted	$1.17	$1.23
Weighted-average shares outstanding
Basic	113,471,945	111,018,279
Diluted	113,785,028	112,380,856

Dividends declared per share of Class A common stock	$0.15	$0.13

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Class B Non-				Accumulated
			Class A		Voting				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	$—	$2,777,601	$2,846,106	$(1,397)	$5,623,544
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	480,978	4	—	—	2,021	—	—	2,025
Dividends declared on preferred stock	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Stock-based compensation	—	—	—	—	—	—	4,429	—	—	4,429
Cash dividends (declared $0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,045)	—	(17,045)
Change in foreign currency translation adjustment and from current period hedged transactions	—	—	—	—	—	—	—	—	(1,478)	(1,478)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(191,334)	(2)	—	—	(8,411)	—	—	(8,413)
Net income	—	—	—	—	—	—	—	137,151	—	137,151
Balance at March 31, 2020	10,000,000	$100	113,639,911	$1,136	—	$—	$2,775,640	$2,962,368	$(2,875)	$5,736,369

					Class B Non-				Accumulated
			Class A		Voting				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2018	—	$—	110,949,850	$1,110	—	$—	$2,474,238	$2,331,552	$—	$4,806,900
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	263,218	2	—	—	439	—	—	441
Issuance of preferred stock	10,000,000	100	—	—	—	—	242,141	—		242,241
Stock-based compensation	—	—	—	—	—	—	4,174	—	—	4,174
Cash dividends (declared $0.13 per share of Class A common stock)	—	—	—	—	—	—	—	(14,445)	—	(14,445)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(94,899)	(1)	—	—	(3,587)	—	—	(3,588)
Net income	—	—	—	—	—	—	—	138,094	—	138,094
Balance at March 31, 2019	10,000,000	$100	111,118,169	$1,111	—	$—	$2,717,405	$2,455,201	$—	$5,173,817

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Operating Activities
Net income	$137,151	$138,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	188,895	159,471
Stock-based compensation	4,429	4,174
Deferred taxes	33,302	36,825
Amortization of debt discounts and issuance costs	10,528	8,540
Amortization of prepaid lease costs	10,454	7,180
Gain on aircraft sales, trading and other activity	(5,554)	(17,167)
Changes in operating assets and liabilities:
Other assets	(88,411)	(93,788)
Accrued interest and other payables	(47,858)	20,789
Rentals received in advance	(8,913)	(2,869)
Net cash provided by operating activities	234,023	261,249
Investing Activities
Acquisition of flight equipment under operating lease	(511,232)	(725,300)
Payments for deposits on flight equipment purchases	(174,589)	(305,284)
Proceeds from aircraft sales, trading and other activity	65,070	247,264
Acquisition of aircraft furnishings, equipment and other assets	(51,576)	(111,162)
Net cash used in investing activities	(672,327)	(894,482)
Financing Activities
Issuance of common stock upon exercise of options	2,025	440
Cash dividends paid on Class A common stock	(17,003)	(14,421)
Preferred dividends paid	(3,844)	—
Tax withholdings on stock-based compensation	(8,413)	(3,587)
Net change in unsecured revolving facility	495,000	225,000
Proceeds from debt financings	1,449,873	995,779
Payments in reduction of debt financings	(1,093,268)	(896,098)
Net proceeds from preferred stock issuance	-	242,241
Debt issuance costs	(2,902)	(2,455)
Security deposits and maintenance reserve receipts	50,083	73,145
Security deposits and maintenance reserve disbursements	(17,927)	(11,567)
Net cash provided by financing activities	853,624	608,477
Net increase/(decrease) in cash	415,320	(24,756)
Cash, cash equivalents and restricted cash at beginning of period	338,061	322,998
Cash, cash equivalents and restricted cash at end of period	$753,381	$298,242
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $13,261 and $16,226 at March 31, 2020 and 2019, respectively	$141,060	$137,481
Cash paid for income taxes	$2,149	$25
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$191,318	$298,962
Cash dividends declared on Class A common stock, not yet paid	$17,046	$14,445

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing new commercial jet transport aircraft directly from manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of March 31, 2020, the Company owned a fleet of 300 aircraft in its operating lease portfolio, managed 82 aircraft and had 399 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

Note 2.  Basis of Preparation and Critical Accounting Policies

The Company consolidates financial statements of all entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity in which the Company has a controlling financial interest and for which it is the primary beneficiary. All material intercompany balances are eliminated in consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2020, and for all periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Note 3.  Recently Issued Accounting Standards

On April 10, 2020, the Financial Accounting Standards Board (“FASB”) issued a question-and-answer document regarding accounting for lease concessions and other effects of the coronavirus (“COVID-19”) pandemic. The document clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Leases ASC 842. The Company has chosen to continue accounting for lease concessions in accordance with lease modification accounting guidance in Topic 842.

Note 4.  Debt Financing

The Company’s consolidated debt as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Unsecured
Senior notes	$12,834,333	$12,357,811
Term financings	877,950	883,050
Revolving credit facility	515,000	20,000
Total unsecured debt financing	14,227,283	13,260,861
Secured
Term financings	322,320	428,824
Export credit financing	29,947	31,610
Total secured debt financing	352,267	460,434

Total debt financing	14,579,550	13,721,295
Less: Debt discounts and issuance costs	(164,929)	(142,429)
Debt financing, net of discounts and issuance costs	$14,414,621	$13,578,866

The Company’s secured obligations as of March 31, 2020 and December 31, 2019 are summarized below (dollars in thousands):

	March 31,	December 31,
	2020	2019
Nonrecourse	$120,381	$128,460
Recourse	231,886	331,974
Total secured debt financing	$352,267	$460,434
Number of aircraft pledged as collateral	12	15
Net book value of aircraft pledged as collateral	$652,351	$890,693

Senior unsecured notes (including Medium-Term Note Program)

As of March 31, 2020, the Company had $12.8 billion in senior unsecured notes outstanding. As of December 31, 2019, the Company had $12.4 billion in senior unsecured notes outstanding.

During the three months ended March 31, 2020, the Company issued $1.4 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million due 2025 at a fixed rate of 2.30% and (ii) $650.0 million due 2030 at a fixed rate of 3.00%.

Unsecured revolving credit facilities

The Company has an unsecured revolving credit facility with JPMorgan Chase Bank, N.A. as agent (the “Revolving Credit Facility”). During the quarter ended March 31, 2020, the Company increased the aggregate capacity of the Revolving Credit Facility by $250.0 million to $6.1 billion. The total amount outstanding under the Revolving Credit Facility was $515.0 million and $20.0 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, borrowings under the Revolving Credit Facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. The Company is required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines in the credit ratings for the Company’s debt) in respect of total commitments under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

On May 5, 2020, commitments totaling $92.7 million of the Revolving Credit Facility matured. Lenders hold revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022 and commitments totaling $5.0 million that mature on May 5, 2021. As of May 7, 2020, after giving effect to the commitments that matured on May 5, 2020, the aggregate capacity of the Revolving Credit Facility was approximately $6.0 billion.

Maturities

Maturities of debt outstanding as of March 31, 2020 are as follows (in thousands):

Years ending December 31,
2020	$319,372
2021	2,049,294
2022	2,751,269
2023	2,988,154
2024	1,534,552
Thereafter	4,936,909
Total	$14,579,550

Note 5.  Commitments and Contingencies

As of March 31, 2020, updated through May 7, 2020, the Company had commitments to acquire a total of 399 new aircraft for delivery through 2026 as follows:

	Estimated Delivery Years
Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A220-300(1)	—	—	8	13	10	19	50
Airbus A320/321neo(2)	13	24	26	26	29	36	154
Airbus A330-900neo	—	3	7	5	—	—	15
Airbus A350-900/1000	3	3	6	2	6	—	20
Boeing 737-7/8/9 MAX	2	28	24	42	30	—	126
Boeing 787-9/10	8	6	8	10	2	—	34
Total	26	64	79	98	77	55	399
(1)	In addition to the Company’s commitments, as of March 31, 2020, the Company had options to acquire up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.
(2)	Our Airbus A320/321neo aircraft orders include 47 long-range variants and 29 extra long-range variants.

Pursuant to the Company’s purchase agreements with Boeing and Airbus for new aircraft, the Company and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted the Company’s actual delivery dates. For several years, the Company has experienced delivery delays for certain of its Airbus orderbook aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. The worldwide grounding of the Boeing 737 MAX aircraft (“737 MAX”) began on March 10, 2019, and remains in effect. As a result, Boeing has temporarily halted production and delivery of all 737 MAX aircraft and our new 737 MAX aircraft have been significantly delayed. Lifting of the grounding is subject to the approval of global regulatory authorities and the Company is unable to speculate as to when this may occur. Even after the grounding is lifted, Boeing’s ability to deliver 737 MAX aircraft may be impacted as a result of the COVID-19 pandemic. The Company is currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of, and the delivery delays associated with the 737 MAX aircraft that the Company owns or has on order, which could result in changes to the commitment table.

The ongoing COVID-19 pandemic has caused delivery delays and is expected to continue to cause delays of aircraft in the Company’s orderbook. As discussed in further detail in Note 13, “Subsequent Events,” the COVID-19 pandemic has resulted in numerous travel restrictions and business shutdowns, including a temporary closure of final aircraft assembly facilities for each of Boeing and Airbus. Given the dynamic nature of the ongoing COVID-19 pandemic, the Company is in ongoing discussions with Boeing and Airbus to determine the impact and duration of delivery delays. However, the Company is not yet able to determine the impact of the delivery delays, and as such, the delivery dates listed above could materially change.

The aircraft purchase commitments discussed above also could be impacted by lease cancellation. The Company’s leases typically provide that the Company and the airline customer each have a cancellation right related to certain aircraft delivery delays. Our purchase agreements with Boeing and Airbus also generally provide that the Company and the manufacturer each have cancellation rights that typically are parallel with the Company’s cancellation rights in its leases. Our leases and our purchase agreements with Boeing and Airbus typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $26.8 billion at March 31, 2020, updated through May 7, 2020, are due as follows (in thousands):

Years ending December 31,
2020	$2,206,538
2021	4,900,832
2022	6,519,111
2023	6,171,228
2024	4,456,237
Thereafter	2,542,133
Total	$26,796,079

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of $1.6 billion as of March 31, 2020 and December 31, 2019, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by our lessees and manufacturers.

Note 6.  Rental Income

At March 31, 2020, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s fleet, which have been delivered as of March 31, 2020, are as follows (in thousands):

Years ending December 31,
2020 (excluding the three months ended March 31, 2020)	$1,533,739
2021	1,987,225
2022	1,864,731
2023	1,666,500
2024	1,521,571
Thereafter	5,656,114
Total	$14,229,880

Note 7.  Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of March 31, 2020, the Company did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three months ended March 31, 2020, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 990,100 and 940,470 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2020 and 2019, respectively.

The following table sets forth the reconciliation of basic and diluted net earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019

Basic earnings per share:
Numerator
Net income	$137,151	$138,094
Preferred stock dividends	(3,844)	—
Net income available to common stockholders	$133,307	$138,094
Denominator
Weighted-average common shares outstanding	113,471,945	111,018,279
Basic earnings per share	$1.17	$1.24
Diluted earnings per share:
Numerator
Net income	$137,151	$138,094
Preferred stock dividends	(3,844)	—
Net income available to common stockholders	$133,307	$138,094
Denominator
Number of shares used in basic computation	113,471,945	111,018,279
Weighted-average effect of dilutive securities	313,083	1,362,577
Number of shares used in per share computation	113,785,028	112,380,856
Diluted earnings per share	$1.17	$1.23

Note 8.  Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company had a cross-currency swap related to its Canadian dollar notes issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of March 31, 2020, the estimated fair value of the foreign currency exchange derivative liability was $19.9 million. As of December 31, 2019, the estimated fair value of the foreign currency exchange derivative asset was $5.4 million.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2020 was approximately $13.1 billion compared to a book value of $14.6 billion. The estimated fair value of debt financing as of December 31, 2019 was $14.1 billion compared to a book value of $13.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at March 31, 2020, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2020 and December 31, 2019 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 9.  Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company had 113,639,911 and 113,350,267 Class A common shares issued and outstanding, respectively. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of March 31, 2020 and December 31, 2019.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock issued and outstanding with an aggregate liquidation preference of $250.0 million.

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

Note 10.  Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2020, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,948,064. Stock Options are generally granted for a term of 10 years and vest ratably over a three-year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff-vest at the end of a one or two year period. The Company has two types of book value RSUs; those that vest ratably over a three-year period if the performance condition has been met, and those that vest at the end of a three-year period if the performance condition has been met. For the book value RSUs that cliff-vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company’s book value per share at the end of the vesting period. At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management’s assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved.

The Company recorded $4.4 million and $4.2 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2020 and 2019, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2020 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2019	364,153	$22.90	0.75	$8,965
Granted	—	$—	—	$—
Exercised	(101,200)	$20.00	—	$1,460
Forfeited/canceled	—	$—	—	$—
Balance at March 31, 2020	262,953	$24.02	0.62	$306
Vested and exercisable as of March 31, 2020	262,953	$24.02	0.62	$306
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

All of the Company’s outstanding employee stock options had fully vested as of June 30, 2013. As of March 31, 2020 there were no unrecognized compensation costs related to outstanding stock options. For the three months ended March 31, 2020 and 2019 there were no stock-based compensation expenses related to Stock Options.

The following table summarizes additional information regarding outstanding exercisable and vested stock options at March 31, 2020:

	Stock Options Exercisable
	and Vested
		Weighted-
		Average
	Number of	Remaining Life
Range of exercise prices	Shares	(in years)
$20.00	142,953	0.24
$28.80	120,000	1.07
$20.00 - $28.80	262,953	0.62

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

During the three months ended March 31, 2020, the Company granted 527,246 RSUs of which 143,237 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2020:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2019	1,254,904	$43.62
Granted	527,246	$45.85
Vested	(379,778)	$47.54
Forfeited/canceled	—	$—
Unvested at March 31, 2020	1,402,372	$43.40
Expected to vest after March 31, 2020	1,499,715	$43.26

As of March 31, 2020, there was $41.7 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.14 years.

Note 11.  Aircraft Under Management

As of March 31, 2020, we managed 82 aircraft across three aircraft management platforms. We managed 52 aircraft through our Thunderbolt platform, 26 aircraft through the Blackbird investment funds and four on behalf of a financial institution.

We managed 26 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial aircraft and lease them to airlines throughout the world. We provide management services to these funds for a fee. As of March 31, 2020, the Company's non-controlling interests in each fund is 9.5% and are accounted for under the equity method of accounting. The Company’s investment in these funds aggregated $48.5 million and $46.5 million as of March 31, 2020 and December 31, 2019, respectively, and is included in Other assets on the Consolidated Balance Sheets. We continue to source aircraft investment opportunities for Blackbird II. As of March 31, 2020, Blackbird II has remaining equity capital commitments to acquire up to approximately $1.2 billion in aircraft assets, for which we have committed to fund up to $29.1 million related to these potential investments.

Additionally, we continue to manage aircraft that we sell through our Thunderbolt platform. As of March 31, 2020, we managed 52 aircraft sold across three separate transactions. We have non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. During the period ending March 31, 2020, we completed the sale of three aircraft from our operating lease portfolio through our Thunderbolt platform. The Company’s total investment in aircraft sold through our Thunderbolt platform was $9.9 million as of March 31, 2020 and December 31, 2019, and is included in Other assets on the Consolidated Balance Sheets.

Note 12.  Flight Equipment Held for Sale

As of March 31, 2020, we had five aircraft, with a carrying value of $175.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets. These aircraft will be sold through our Thunderbolt platform and we expect the sale of all five aircraft to be completed in 2020. We cease recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2019, we had eight aircraft classified as held for sale, with a carrying value of $249.6 million.

Note 13.  Subsequent Events

Dividend Distribution

On May 6, 2020, our board of directors approved a quarterly cash dividend of $0.15 per share on our outstanding Class A common stock. The dividend will be paid on July 9, 2020 to holders of record of our Class A common stock as of June 5, 2020. Our board of directors also approved a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock, which will be paid on June 15, 2020 to holders of record of our Series A Preferred Stock as of May 31, 2020.

COVID-19 Pandemic

On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by WHO. On March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closures, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). These measures, coupled with a decrease in consumer spending on travel as a result of COVID-19, have materially impacted airline traffic and operations throughout the world, including for our airline customers. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. Aircraft manufacturers and suppliers also have been impacted, including causing the temporary closure of Boeing and Airbus’ final assembly facilities and also closures of various facilities across their supply chain. As the virus has spread in March and April, the relatively limited impacts the Company saw in Asia in the early part of the year have accelerated and are now occurring throughout the rest of the world, with a rapid decline in global air travel.

Beginning in the first quarter of 2020 and continuing in the second quarter, the Company began receiving requests from most of its customers for accommodations such as deferral of lease payments or other lease concessions. The Company evaluates such requests on a case-by-case basis and has worked out accommodation arrangements with approximately 46% of its lessees, generally in the form of partial lease deferrals for payments due in the first and second quarter of 2020, typically with a short-term repayment period, with the majority of the deferrals repaid by the end of this year. In many cases, lease extensions were also negotiated as part of the deferral accommodations. The Company remains in active discussions with its other airline customers and may continue to provide accommodation arrangements on a case-by-case basis.

While lease deferrals may delay our receipt of cash, we generally recognize the lease revenue during the period even if a deferral is provided to the lessee, unless we determine collection is not reasonably assured. We monitor all lessees with past due lease payments and discuss relevant operational and financial issues facing those lessees in order to determine an appropriate course of action. In addition, if collection is not reasonably assured, we will not recognize rental income for amounts due under our lease contracts and will recognize revenue for such lessees on a cash basis.

Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on its business, results of operations and financial condition for the foreseeable future.

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

COVID-19 Pandemic

On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closures, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. These measures, coupled with a decrease in consumer spending on travel as a result of COVID-19, have materially impacted airline traffic and operations throughout the world, including for our airline customers. Aircraft manufacturers and suppliers also have been impacted, including causing the temporary closure of Boeing and Airbus’ final assembly facilities and also closures of various facilities across their supply chain.

In January and February of 2020, the primary impact of the virus was limited to Asia. As the virus has spread in March and April, the relatively limited impacts we saw in Asia in the early part of the year have accelerated and are now occurring throughout the rest of the world, with a rapid decline in global air travel.

Beginning in the first quarter of 2020 and continuing in the second quarter, we began receiving requests from our customers for accommodations such as deferral of lease payments or other lease concessions. As of May 7, 2020, most of our lessees have requested some form of rental relief. We evaluate such requests on a case-by-case basis and have worked out accommodation arrangements with approximately 46% of our lessees, generally in the form of partial lease deferrals for payments due in the first and second quarter of 2020, typically with a short-term repayment period, with the majority of the deferrals repaid by the end of this year. In many cases, lease extensions were also negotiated as part of the deferral accommodations. As of May 7, 2020, the Company has agreed to defer approximately $124.6 million in lease payments which represents approximately 6% of our total revenue for fiscal year 2019. We remain in active discussions with our other airline customers and expect to continue to provide accommodation arrangements on a case-by-case basis.

Our collection rate during the first quarter of 2020 and the month of April 2020 was 90% and 86%, respectively. Collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, and includes cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due for the period. The collection rate is calculated after giving effect to lease deferral arrangements made as of May 7, 2020. Our lease utilization rate for the period ended March 31, 2020 was 99.7%. For the month of April 2020, our lease utilization rate was 99.8%. The lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft. It is possible that our collection rate or lease utilization rate could decline in the near future as a result of accommodation arrangements we have made or could make in the future, including providing additional lease concessions to airline customers already receiving a concession or if our airline customers do not make their lease payments even absent lease concessions.

Depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of COVID-19, some of our lessees may return aircraft to us before the return date in their lease agreement or experience insolvency or initiate bankruptcy or similar proceedings that result in aircraft being returned to us. If this occurs, we may not be able to reposition the aircraft with other airlines as quickly as we have historically been able to do or we may incur increased costs in repositioning such aircraft. As a result, our revenues and collection rates would decline. In addition, as of March 31, 2020, we had commitments to purchase 399 aircraft from Airbus and Boeing for delivery through 2026, and we had placed approximately 84% of our committed order book on long-term leases for aircraft delivering through 2022. The impact of the COVID-19 pandemic on airlines could result in the cancellation of leases that we have in place for our committed orderbook or a decline in the number of aircraft in our order book that we can place into leases prior to their delivery. If we are not able to place aircraft from our orderbook into leases prior to delivery, it may cause a downward pressure on our lease rates or require us to sell aircraft in our fleet sooner than anticipated.

COVID-19 has disrupted some of our operations. While our employees are working remotely, due to travel restrictions and business limitations and shutdowns, some transitions of our aircraft from one lessee to another lessee have been delayed. Some planned aircraft sales have been delayed or terminated as a result of business limitations and shutdowns. We expect these disruptions to continue and they could worsen. We also expect that demand for used aircraft will decline in the near-term and that we will sell fewer used aircraft in 2020 and perhaps 2021 than we initially planned to sell.

We also experienced delivery delays related to COVID-19. While the commitment table in Note 5, “Commitments and Contingencies” above and the discussion of “Our Fleet” below reflects our current delivery expectations, we are in ongoing discussions with Boeing and Airbus to determine the extent and duration of delivery delays. The delays could result in a cancellation of leases for those aircraft. Pursuant to such contractual provisions, we are in discussions with lessees who are considering cancelling a small number of our 737 MAX leases with us. Given the dynamic nature of the ongoing COVID-19 pandemic, we are not yet able to determine the full impact of the delivery delays, and we expect such delivery dates could materially change, and as a result, our future growth will be negatively impacted.

COVID-19 has caused disruption in the financial markets and have caused volatility and uncertainty in the bond market. We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity, and debt financings. As of March 31, 2020, we had an undrawn balance of $5.6 billion under our committed unsecured revolving credit facility with JPMorgan Chase Bank, N.A. as agent, which reflects our recent increase in our facility size by $250.0 million in March 2020. We believe we continue to have access to the unsecured debt capital markets, although we have not accessed this market since January 2020 when we issued $1.4 billion in aggregate principal amount of Medium-Term Notes. We could also seek to enter into more secured debt financings, including financings supported through the Export-Import Bank of the United States or other export credit agencies (“ECAs”) to fund future aircraft deliveries from our orderbook. Our liquidity is discussed below in more detail under “Liquidity and Capital Resources.”

While we cannot currently reasonably estimate the extent to which the COVID-19 pandemic and measures taken to contain its spread will ultimately impact our business, we believe the airline industry will eventually recover and aircraft travel will return to historical levels over the long term. We believe we are well positioned to offer solutions for airlines, because we can offer the ability to lease younger, more fuel-efficient aircraft at a time when airlines will be focused on managing costs.

As the COVID-19 pandemic and efforts to mitigate its spread continue, we expect our business, results of operations and financial condition to be negatively impacted, and could have a larger impact on our results of operations for the second quarter and remainder of this year than has been reflected in our first quarter results for 2020. Depending on the severity and longevity of the COVID-19 pandemic, the related efforts taken to reduce its spread, and the possibility of a resurgence of COVID-19, the COVID-19 pandemic could have a material, adverse impact on future revenue growth, liquidity and cash flow. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our business, results of operations and financial condition for the foreseeable future.

First Quarter Overview

During the three months ended March 31, 2020, we purchased and took delivery of eight aircraft from our new order pipeline, purchased one aircraft in the secondary market and sold three aircraft from our held for sale portfolio ending the period with a total of 300 aircraft with a net book value of $19.2 billion. The weighted average lease term remaining on our operating lease portfolio was 7.2 years and the weighted average age of our fleet was 3.7 years as of March 31, 2020. Our fleet grew by 2.8% based on net book value of $19.2 billion as of March 31, 2020, compared to $18.7 billion as of December 31, 2019. In addition, we had a managed fleet of 82 aircraft as of March 31, 2020, compared to a managed fleet of 83 aircraft as of December 31, 2019. We had a globally diversified customer base comprised of 108 airlines in 61 countries. As of May 7, 2020, all aircraft, except for two aircraft, in our operating lease portfolio, were subject to letters of intent or lease agreements.

During the first three months of 2020, we entered into supplemental agreements with Boeing to convert nine Boeing 737 MAX to three Boeing 787-9 aircraft. As of March 31, 2020, we had commitments to purchase 399 aircraft from Airbus and Boeing for delivery through 2026, with an estimated aggregate commitment of $26.8 billion. We ended the first quarter of 2020 with $28.8 billion in committed minimum future rental payments and placed approximately 84% of our committed order book on long-term leases for aircraft delivering through 2022. This includes $14.2 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.6 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2020 through 2024.

In November 2019, we entered into an agreement to sell 19 aircraft through our Thunderbolt platform to investors. Our Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing to continue the management of these aircraft for a fee. Through this transaction, we retained a non-controlling interest of approximately 5.0% in the entity. During the three months ended March 31, 2020, we sold a total of three aircraft into our Thunderbolt platform for proceeds of approximately $65.2 million. As of March 31, 2020, we completed the sales of 14 of the 19 aircraft and expect to complete the sale of the remaining five aircraft in 2020. As of March 31, 2020 these five aircraft were classified as held for sale and included in Other assets on our Consolidated Balance Sheets

During the first three months of 2020, we issued $1.4 billion in Medium-Term Notes, with maturities ranging between 2025 and 2030 and that bear interest at fixed rates between 2.30% and 3.00%. In addition, we increased the aggregate capacity of our committed unsecured revolving credit facility by $250.0 million to $6.1 billion, ending the quarter with total liquidity of $6.3 billion. We ended the first quarter of 2020 with total debt outstanding, net of discounts and issuance costs, of $14.4 billion, of which 86.4% was at a fixed rate and 97.6% of which was unsecured. Our composite cost of funds was 3.16% as of March 31, 2020.

Our total revenues for the quarter ended March 31, 2020 increased by 9.7% to $511.4 million, compared to the quarter ended March 31, 2019. This increase was principally driven by the continued growth of our fleet, partially offset by a lower amount of end of lease revenue recognized as compared to the same period in 2019. Our net income available to common stockholders for the quarter ended March 31, 2020 was $133.3 million compared to $138.1 million for the quarter ended March 31, 2019. Our diluted earnings per share for the quarter ended March 31, 2020 was $1.17 compared to $1.23 for the quarter ended March 31, 2019. The decrease in net income available to common stockholders in the first quarter of 2020 as compared to 2019 was primarily due to the decrease in the amount of end of lease revenue recognized.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the three months ended March 31, 2020 was $182.8 million or $1.61 per diluted share, compared to $187.7 million or $1.67 per diluted share for the three months ended March 31, 2019. The decrease in our adjusted net income before income taxes was primarily due to the decrease in the amount of end of lease revenue recognized. Our adjusted pre-tax profit margin for the three months ended March 31, 2020 was 35.7% compared to 40.3% for the three months ended March 31, 2019. Adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income available to common stockholders.

Our Fleet

Portfolio metrics of our fleet as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019

Aggregate fleet net book value	$19.2 billion	$18.7 billion
Weighted-average fleet age(1)	3.7 years	3.5 years
Weighted-average remaining lease term(1)	7.2 years	7.2 years

Owned fleet(2)	300	292
Managed fleet(2)	82	83
Aircraft on order	399	413
Aircraft purchase options(3)	25	70
Total	806	858

Current fleet contracted rentals	$14.2 billion	$14.1 billion
Committed fleet rentals	$14.6 billion	$15.0 billion
Total committed rentals	$28.8 billion	$29.1 billion
(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.
(2)	As of March 31, 2020 and December 31, 2019, we had five and eight aircraft, respectively, classified as flight equipment held for sale which are included in Other assets on the Consolidated Balance Sheet. All of these aircraft are excluded from the owned fleet count and included in our managed fleet count.
(3)	As of March 31, 2020, we had options to acquire up to 25 Airbus A220 aircraft. As of December 31, 2019, we had options to acquire up to 45 Boeing 737-8 MAX aircraft, that have since expired without being exercised, and up to 25 Airbus A220 aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline’s principal place of business as of March 31, 2020 and December 31, 2019 (in thousands, except percentages):

	March 31, 2020		December 31, 2019
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$5,624,068	29.2%	$5,438,775	29.0%
Asia (excluding China)	5,316,199	27.7%	4,985,525	26.7%
China	2,878,482	15.0%	2,930,752	15.7%
The Middle East and Africa	2,326,758	12.1%	2,242,215	12.0%
Central America, South America and Mexico	1,106,317	5.8%	1,116,814	6.0%
U.S. and Canada	986,031	5.1%	996,398	5.3%
Pacific, Australia and New Zealand	984,506	5.1%	993,858	5.3%
Total	$19,222,361	100.0%	$18,704,337	100.0%

The following table sets forth the number of aircraft we owned by aircraft type as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	21	7.0%	21	7.2%
Airbus A320-200neo	15	5.0%	13	4.5%
Airbus A321-200	28	9.3%	28	9.6%
Airbus A321-200neo	39	13.1%	35	12.0%
Airbus A330-200	12	4.0%	12	4.1%
Airbus A330-300	8	2.7%	7	2.4%
Airbus A330-900neo	7	2.3%	7	2.4%
Airbus A350-900	10	3.3%	10	3.4%
Boeing 737-700	4	1.3%	4	1.4%
Boeing 737-800	85	28.4%	85	29.1%
Boeing 737-8 MAX	15	5.0%	15	5.1%
Boeing 767-300ER	—	—%	1	0.3%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	8.0%	24	8.2%
Boeing 787-9	23	7.7%	23	8.0%
Boeing 787-10	6	2.0%	4	1.4%
Embraer E190	1	0.3%	1	0.3%
Total	300	100.0%	292	100.0%

As of March 31, 2020, updated through May 7, 2020, the Company had commitments to acquire a total of 399 new aircraft for delivery through 2026 as follows:

	Estimated Delivery Years
Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A220-300(1)	—	—	8	13	10	19	50
Airbus A320/321neo(2)	13	24	26	26	29	36	154
Airbus A330-900neo	—	3	7	5	0	—	15
Airbus A350-900/1000	3	3	6	2	6	—	20
Boeing 737-7/8/9 MAX	2	28	24	42	30	—	126
Boeing 787-9/10	8	6	8	10	2	—	34
Total	26	64	79	98	77	55	399
(1)	In addition to the Company’s commitments, as of March 31, 2020, the Company had options to acquire up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.
(2)	Our Airbus A320/321neo aircraft orders include 47 long-range variants and 29 extra long-range variants.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, we and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted our actual delivery dates. For several years, we have experienced delivery delays for certain of our Airbus orderbook aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. The worldwide grounding of the Boeing 737 MAX aircraft (“737 MAX”) began on March 10, 2019, and remains in effect. As a result, Boeing has temporarily halted production and delivery of all 737 MAX aircraft and our new 737 MAX aircraft have been significantly delayed. Lifting of the grounding is subject to the approval of global regulatory authorities and we are unable to speculate as to when this may occur. Even after the grounding is lifted, Boeing’s ability to deliver 737 MAX aircraft may be impacted as a result of the COVID-19 pandemic. We are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of, and the delivery delays associated with the 737 MAX aircraft that we own or have on order, which could result in changes to the commitment table.

The ongoing COVID-19 pandemic has caused delivery delays of aircraft in our orderbook and is expected to continue to cause delays of aircraft. As discussed in further detail above in “COVID-19 Pandemic,” the pandemic has resulted in numerous travel restrictions and business shutdowns, including the temporary closure of final aircraft assembly facilities for each of Boeing and Airbus. Given the dynamic nature of the ongoing COVID-19 pandemic, we are in ongoing discussions with Boeing and Airbus to determine the impact and duration of delivery delays. However, we are not yet able to determine the impact of the delivery delays, and as such, the delivery dates listed above could materially change.

The aircraft purchase commitments discussed above also could be impacted by lease cancellation. Our leases typically provide that we and our airline customer each have a cancellation right related to certain aircraft delivery delays. Our purchase agreements with Boeing and Airbus also generally provide that the Company and the manufacturer each have cancellation rights that typically are parallel with our cancellation rights in our leases. Our leases and our purchase agreements with Boeing and Airbus generally provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. Pursuant to such contractual provisions, we are in discussions with lessees who are considering cancelling a small number of 737 MAX leases with us.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of March 31, 2020. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook, including Boeing 737 MAX delivery delays after the grounding of such aircraft is lifted. We are currently in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but given the dynamic nature of the ongoing COVID-19 pandemic, we are not yet able to determine the full impact of the delivery delays.

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2020	26	26	100.0%
2021	64	62	96.9%
2022	79	54	68.4%
2023	98	34	34.7%
2024	77	10	13.0%
Thereafter	55	—	—%
Total	399	186

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines throughout the world. As of March 31, 2020, we have a globally diversified customer base comprised of 108 airlines in 61 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development, which may be negatively impacted by economic disruption, macroeconomic conditions and geopolitical and policy risks, among other factors. COVID-19 has caused significant disruption to the commercial airline industry resulting in a meaningful decline in air travel demand and subsequent flight cancellations, negatively impacting airlines, aircraft manufacturers, and other related businesses. The International Air Transport Association (“IATA”) reported that, primarily due to COVID-19, passenger traffic fell 22% year-over-year for the first three months of 2020 and 53% year-over-year for March 2020 and IATA expects airline passenger volumes to fall 48% in 2020 as compared to 2019.

We expect a significant increase in financial difficulties for our airline customers through 2020 and perhaps longer, including the need for lease deferrals or other lease concessions, requests to return aircraft early or defaults. We expect increased airline reorganizations, liquidations, or other forms of bankruptcies, which may include our aircraft customers and result in the early return of aircraft or changes in our lease terms. As of the date of this filing, we had six aircraft across three airlines which were subject to various forms of insolvency proceedings.

Approximately 75% of the net book value of our fleet are leased to flag carriers or airlines that have some form of governmental ownership; however, this does not guarantee our ability to collect contractual rent payments. We believe that having a large portion of the net book value of our fleet on lease with flag carriers or airlines with some form of governmental ownership, coupled with the overall quality of our aircraft and security deposits and maintenance reserves under our leases will help mitigate our customer risk.

We expect the aviation industry to recover over time from the impact of COVID-19, and in the long-term we remain optimistic. While we believe some aircraft lessors may consolidate or cease operations as a result of the pandemic, we believe the overall aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. As a result of the COVID-19 pandemic, some airlines have accelerated their plans to retire older, less fuel-efficient aircraft that have higher maintenance costs in the current environment, and we anticipate that airlines will continue to accelerate the retirement of this type of aircraft, ultimately increasing demand for newer aircraft over time. We also anticipate that when airlines need to add new aircraft to their fleet, they will increasingly elect to lease aircraft instead of purchasing aircraft to reduce capital requirements and manage other operating expenses, and that we will benefit from that trend.

We and airlines around the world have continued to experience delivery delays from Boeing and Airbus, from which we have 399 aircraft on order as of March 31, 2020, as discussed above in “Our Fleet.” The Airbus delays and the 737 MAX grounding have impacted the growth of our company as well as the growth of our airline customers, passenger growth and airline profitability and we expect this to continue. The impact of COVID-19 has also resulted in temporary closures and lower production rates and deliveries for both Boeing and Airbus, which is expected to cause further delivery delays.

The worldwide grounding of the 737 MAX began on March 10, 2019, and remains in effect. As a result, Boeing has temporarily halted production and delivery of all 737 MAX aircraft. Since March of 2019, airlines affected by this grounding have had to adjust flight schedules or cancel flights, back fill aircraft with other aircraft types or keep older aircraft in service longer. These operational changes and the uncertainty of when the 737 MAX aircraft will return to service and when Boeing will resume deliveries have impacted the profitability of certain airlines.

As of March 31, 2020, we owned and leased 15 737 MAX aircraft and we have 126 737 MAX aircraft on order. Lifting of the grounding is subject to global regulatory authorities and we are unable to speculate as to when this may occur. Because of this uncertainty, we have curtailed our leasing of MAX aircraft in our orderbook aircraft since the grounding. With respect to the 15 737 MAX aircraft we own and lease, our airline customers are obligated to continue to make payments under the lease, irrespective of any difficulties in which the lessees may encounter, including an aircraft fleet grounding. Some of our airline customers for these 15 737 MAX aircraft lease payments are in arrears.

We expect that if the grounding continues for an extended time, or if there are significant 737 MAX delivery delays even after the grounding is lifted as a result of the impact of the COVID-19 pandemic, some of our customers may seek to cancel their lease contracts with us. We are in discussions with lessees who are considering cancelling a small number of 737 MAX leases with us. It is unclear at this point if we will cancel some of our 737 MAX delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with the 737 MAX aircraft that we own and have on order.

For several years, Airbus has also had delivery delays for certain of its aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. Those delays are continuing and have worsened. Airbus has told us to continue to expect several months of delivery delays relating to such aircraft scheduled to deliver through 2022. These delays also have impacted airline operations and the profitably of certain airlines.

Further as it relates to Airbus aircraft, in October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. The U.S. government has recently made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, such as Europe and China. In response, many U.S. trading partners, including Europe and China, have imposed or proposed new or higher tariffs on U.S. products. We are currently monitoring the impact of this announcement on our future Airbus deliveries to U.S. customers. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and U.S. trading partners. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for aircraft, increase the cost of aircraft components, further delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including taxes, insurance, and aircraft maintenance.

Given the impact of COVID-19 on our industry, it is unclear at this time how competition within the aircraft leasing industry will evolve or change in the coming months and what the corresponding impact on lease rates will be as a result of the change in the competitive landscape, COVID-19, trade matters, the aircraft delays from Airbus and Boeing or other items.

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity, and debt financings. We have structured ourselves with the goal to maintain investment-grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis. We currently have an undrawn balance of $5.6 billion under our revolving credit facility, which does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. Additionally, we only have approximately $319.4 million in debt maturities for the remainder of 2020, which serves to limit our near-term financing needs. Aircraft delivery delays as a product of the COVID-19 pandemic and the 737 MAX grounding are expected to further reduce our debt financing needs this year and potentially beyond. We continue to monitor COVID-19 and its impact on our overall liquidity position and outlook.

We ended the first quarter of 2020 with total debt outstanding, net of discounts and issuance costs, of $14.4 billion compared to $13.6 billion as of December 31, 2019. Our unsecured debt increased to $14.2 billion as of March 31, 2020 from $13.3 billion as of December 31, 2019. Our unsecured debt as a percentage of total debt increased to 97.6% as of March 31, 2020 from 96.6% as of December 31, 2019.

Our cash flows provided by operating activities decreased by 10.4% or $27.2 million, to $234.0 million for the three months ended March 31, 2020 as compared to $261.2 million for the three months ended March 31, 2019. The decrease in our cash flow provided by operating activities is due to an increase in deferred lease payments during the quarter as a result of the COVID-19 pandemic. Our cash flow used in investing activities was $672.3 million for the three months ended March 31, 2020, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our sales and trading activity. Our cash flow provided by financing activities was $853.6 million for the three months ended March 31, 2020, which resulted primarily from the issuance of unsecured notes partially offset by the repayment of outstanding debt. We expect the impact of COVID-19, including as a result of rent deferrals and other lease concessions made or that we may make in the future to our customers, will continue to have negative impact on cash flow from operating activities.

We ended the first quarter of 2020 with available liquidity of $6.3 billion which is comprised of unrestricted cash of $732.7 million and an available borrowing capacity under our committed unsecured revolving credit facility of $5.6 billion. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through the next 12 months. A key component of the ongoing liquidity available to us is our committed unsecured revolving credit facility, for which the substantial majority of the commitments mature in 2023. Our committed unsecured revolving credit facility is syndicated across 53 financial institutions from around various regions of the world, diversifying our reliance on any individual lending institution. We continue to utilize our committed unsecured revolving credit facility in the normal course of business.

The ultimate impact the COVID-19 pandemic may have on our business, results of operations and financial condition over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of the COVID-19 pandemic on our airline customers and the magnitude and duration of the pandemic. We currently believe that our cash on hand, current debt arrangements and general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures, including aircraft acquisition over the next 12 months. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies, or ECAs for future aircraft deliveries.

As of March 31, 2020, we were in compliance in all material respects with the covenants contained in our debt agreements. A ratings downgrade will not result in a default under any of our debt agreements, but it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Debt

Our debt financing was comprised of the following at March 31, 2020 and December 31, 2019 (in thousands, except percentages):

	March 31, 2020	December 31, 2019
Unsecured
Senior notes	$12,834,333	$12,357,811
Term financings	877,950	883,050
Revolving credit facility	515,000	20,000
Total unsecured debt financing	14,227,283	13,260,861
Secured
Term financings	322,320	428,824
Export credit financing	29,947	31,610
Total secured debt financing	352,267	460,434

Total debt financing	14,579,550	13,721,295
Less: Debt discounts and issuance costs	(164,929)	(142,429)
Debt financing, net of discounts and issuance costs	$14,414,621	$13,578,866
Selected interest rates and ratios:
Composite interest rate(1)	3.16%	3.34%
Composite interest rate on fixed-rate debt(1)	3.31%	3.39%
Percentage of total debt at fixed-rate	86.41%	88.40%
(1)	This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of March 31, 2020, we had $12.8 billion in senior unsecured notes outstanding. As of December 31, 2019, we had $12.4 billion in senior unsecured notes outstanding.

During the three months ended March 31, 2020, we issued $1.40 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million due 2025 at a fixed rate of 2.30% and (ii) $650.0 million due 2030 at a fixed rate of 3.00%.

Unsecured revolving credit facility

We have an unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as agent. During the quarter ended March 31,2020, we increased the aggregate capacity of our unsecured revolving credit facility by $250.0 million to $6.1 billion. As of March 31, 2020, the total outstanding balance on our unsecured revolving credit facility was approximately $515.0 million. The total outstanding balance under our unsecured revolving credit facility was approximately $20.0 million as of December 31, 2019.

On May 5, 2020, commitments totaling $92.7 million of our committed unsecured revolving credit facility matured. Lenders hold revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022 and commitments totaling $5.0 million that mature on May 5, 2021. As of May 7, 2020, after giving effect to the commitments that matured on May 5, 2020, the aggregate capacity of our committed unsecured revolving credit facility was approximately $6.0 billion.

As of March 31, 2020, borrowings under our committed unsecured revolving credit facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines in the credit ratings for our debt) in respect of total commitments under our unsecured revolving credit facility. Borrowings under our committed unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

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

On February 14, 2020, our board of directors also approved a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock, which was paid on March 15, 2020 to holders of record of our Series A Preferred Stock as of February 29, 2020.

Potential Impact of LIBOR Transition

As of March 31, 2020, we had approximately $2.0 billion of floating rate debt outstanding that used LIBOR as the applicable reference rate to calculate the interest on such debt. Additionally, our Series A Preferred Stock will in the future accrue dividends at a floating rate determined by reference to LIBOR, if available. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are currently intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

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

If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt if LIBOR is discontinued, we would expect to incur additional interest expense on such indebtedness as of March 31, 2020 of approximately $19.8 million on an annualized basis. Further, if LIBOR is discontinued and there is no acceptable alternative reference rate, some of our floating rate debt, including certain senior unsecured notes issued under our Medium-Term Note Program, may effectively become fixed rate debt. As a result, the cost of this debt would increase to us if and as interest rates decreased.

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

Credit ratings

The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Negative	March 26, 2020
Standard and Poor's	BBB	BBB	Negative	April 10, 2020
Fitch Ratings	BBB	BBB	Negative	March 23, 2020

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three month periods ended March 31, 2020 and 2019 (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Revenues
Rental of flight equipment	$496,687	$455,739
Aircraft sales, trading and other	14,700	10,312
Total revenues	511,387	466,051
Expenses
Interest	107,541	89,220
Amortization of debt discounts and issuance costs	10,528	8,540
Interest expense	118,069	97,760
Depreciation of flight equipment	188,895	159,471
Selling, general and administrative	28,322	29,702
Stock-based compensation	4,429	4,174
Total expenses	339,715	291,107
Income before taxes	171,672	174,944
Income tax expense	(34,521)	(36,850)
Net income	$137,151	$138,094
Preferred stock dividends	(3,844)	—
Net income available to common stockholders	$133,307	$138,094

Earnings per share of Class A and B common stock
Basic	$1.17	$1.24
Diluted	$1.17	$1.23

Other financial data
Pre-tax profit margin	33.6%	37.5%
Adjusted net income before income taxes(1)	$182,785	$187,658
Adjusted pre-tax profit margin(1)	35.7%	40.3%
Adjusted diluted earnings per share before income taxes(1)	$1.61	$1.67
Pre-tax return on common equity (trailing twelve months)	13.8%	14.7%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	14.9%	15.9%
(1)	Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin:
Net income available to common stockholders	$133,307	$138,094
Amortization of debt discounts and issuance costs	10,528	8,540
Stock-based compensation	4,429	4,174
Provision for income taxes	34,521	36,850
Adjusted net income before income taxes	$182,785	$187,658

Total revenues	$511,387	$466,051
Adjusted pre-tax profit margin(1)	35.7%	40.3%
(1)	Adjusted pre-tax profit margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes:
Net income available to common stockholders	$133,307	$138,094
Amortization of debt discounts and issuance costs	10,528	8,540
Stock-based compensation	4,429	4,174
Provision for income taxes	34,521	36,850
Adjusted net income before income taxes	$182,785	$187,658
Weighted-average diluted common shares outstanding	113,785,028	112,380,856
Adjusted diluted earnings per share before income taxes	$1.61	$1.67

The following table shows the reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months March 31,
	2020	2019
	(unaudited)
Reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity:
Net income available to common stockholders	$570,376	$538,278
Amortization of debt discounts and issuance costs	38,679	33,224
Stock-based compensation	21,000	18,220
Provision for income taxes	146,235	135,485
Adjusted net income before income taxes	$776,290	$725,207

Common shareholders’ equity as of beginning of the period	$4,923,817	$4,226,623
Common shareholders’ equity as of end of the period	5,486,369	4,923,817
Average common shareholders' equity	$5,205,093	$4,575,220

Adjusted pre-tax return on common equity	14.9%	15.9%

Three months ended March 31, 2020, compared to the three months ended March 31, 2019

Rental revenue

As of March 31, 2020, we owned 300 aircraft with a net book value of $19.2 billion and recorded $496.7 million in rental revenue for the quarter then ended, which included $5.5 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of March 31, 2019, we owned 280 aircraft with a net book value of $16.3 billion and recorded $455.7 million in rental revenue for the quarter ended March 31, 2019, which included overhaul revenue, net of amortization expense related to initial direct costs, of $18.0 million. This increase was principally driven by the continued growth of our fleet, partially offset by a reduction in end of lease revenue recognized in the period as compared to prior year. In the prior period, we recognized $20.2 million of end of lease revenue in connection with an airline bankruptcy whereas we did not recognize end of lease revenue in the current period.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $14.7 million for the three months ended March 31, 2020 compared to $10.3 million for the three months ended March 31, 2019. During the quarter ended March 31, 2020, we recorded $1.6 million in gains from the sale of three aircraft from our held for sale portfolio and $5.9 million in other revenue from the forfeiture of security deposits. During the quarter ended March 31, 2019, we recorded $3.6 million in gains from the sale of six aircraft from our operating lease portfolio. As noted above, we expect the COVID-19 pandemic to have an adverse impact on demand for used aircraft and that we will sell fewer used aircraft in 2020 and potentially 2021 than we initially planned to sell.

Interest expense

Interest expense totaled $118.1 million for the three months ended March 31, 2020 compared to $97.8 million for the three months ended March 31, 2019. The increase was primarily due to an increase in our aggregate debt balance partially offset by a decrease in our composite interest rate. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $188.9 million in depreciation expense of flight equipment for the three months ended March 31, 2020 compared to $159.5 million for the three months ended March 31, 2019. The increase in depreciation expense for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is primarily attributable to the acquisition of additional aircraft in our operating fleet during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $28.3 million for the three months ended March 31, 2020 compared to $29.7 million for the three months ended March 31, 2019. Selling, general and administrative expense as a percentage of total revenue decreased to 5.5% for the three months ended March 31, 2020 compared to 6.4% for the three months ended March 31, 2019. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Taxes

The effective tax rate was 20.1% and 21.1% for the three months ended March 31, 2020 and 2019, respectively. Changes in the tax rate were primarily driven by variances in permanent items.

Net income available to common stockholders

For the three months ended March 31, 2020, we reported consolidated net income available to common stockholders of $133.3 million, or $1.17 per diluted share, compared to a consolidated net income available to common stockholders of $138.1 million, or $1.23 per diluted share, for the three months ended March 31, 2019. Net income available to common stockholders decreased in the first quarter of 2020 as compared to 2019, principally driven by a reduction in end of lease revenue, partially offset by the continued growth of our fleet.

Adjusted net income before income taxes

For the three months ended March 31, 2020, we recorded adjusted net income before income taxes of $182.8 million, or $1.61 per diluted share, compared to an adjusted net income before income taxes of $187.7 million, or $1.67 per diluted share, for the three months ended March 31, 2019. Our adjusted net income before income taxes decreased principally driven by a reduction in end of lease revenue, partially offset by the continued growth of our fleet.

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

Contractual Obligations

Our contractual obligations as of March 31, 2020, are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations	$319,372	$2,049,294	$2,751,269	$2,988,154	$1,534,552	$4,936,909	$14,579,550
Interest payments on debt outstanding(1)	327,433	433,416	373,547	290,823	210,269	446,761	2,082,249
Purchase commitments(2)	2,206,538	4,900,832	6,519,111	6,171,228	4,456,237	2,542,133	26,796,079
Operating leases	5,188	7,059	6,506	6,387	4,545	33,045	62,730
Total	$2,858,531	$7,390,601	$9,650,433	$9,456,592	$6,205,603	$7,958,848	$43,520,608
(1)Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2020.
(2)Purchase commitments reflect our estimate of future Boeing and Airbus aircraft deliveries based on information currently available to us. The actual delivery dates of such aircraft and expected time for payment of such aircraft may differ from our estimates and could be further impacted by ongoing COVID-19 pandemic and the length of the grounding and the pace at which Boeing can deliver aircraft following the lifting of the 737 MAX grounding, among other factors. Purchase commitments include only the costs of aircraft in our committed order book and do not include costs of aircraft that we have the option to purchase or have the right to purchase through memorandums of understanding or letters of intent.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2019. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting policies in the three months ended March 31, 2020.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of March 31, 2020 and December 31, 2019, we had $2.0 billion and $1.6 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $19.8 million and $15.9 million as of March 31, 2020 and December 31, 2019, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of March 31, 2020, 86.4% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 1.0% and 0.7% of our lease revenues were denominated in foreign currency as of March 31, 2020 and December 31, 2019, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

In December 2019, we issued C$400.0 million in aggregate principal amount of 2.625% notes due 2024. We effectively hedged our foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 2.535% U.S. dollar denominated rate. See Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the fair value of the swap.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2020. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than stated below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The coronavirus (COVID-19) pandemic and related efforts to mitigate the pandemic have impacted our business, and the extent to which the COVID-19 pandemic and measures taken to contain its spread ultimately impact our business will depend on future developments, which are highly uncertain and are difficult to predict.

The global pandemic resulting from the coronavirus (“COVID-19”) pandemic has disrupted some of our operations and the operations of our lessees beginning in the first quarter of 2020. The COVID-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closures, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). These measures may remain in place for a significant amount of time. These measures, coupled with a decrease in consumer spending on travel as a result of the COVID-19 pandemic, have materially impacted airline traffic and operations throughout the world as well as our operations and the operations of our lessees and aircraft manufacturers and suppliers, including causing the temporary closure of Boeing and Airbus’ final assembly facilities. As the virus has spread in the last few months, the relatively limited impacts we saw in Asia in the early part of the year have accelerated and are now occurring throughout the rest of the world, with a rapid deterioration of global air travel. As a result of the spread of the COVID-19 pandemic, we may experience financial losses due to a number of operational factors, including but not limited to:

●	lease deferments, lease abatements and aircraft return requests from our lessees;
●	impairment or delay in our ability to remarket aircraft or otherwise re-lease aircraft on a timely basis at favorable rates;
●	default, bankruptcy or reorganization of our lessees;
●	default, bankruptcy or reorganization of airlines generally, which would place pressure on aircraft values and lease rates generally;
●	further delays in delivery of aircraft in our orderbook from Boeing and Airbus, including due to delays or bankruptcies of Boeing and Airbus suppliers;
●	cancellations of, or a decline in, placements of aircraft in our orderbook for long-term leases;
●	increased costs of borrowing, including if our credit ratings are ultimately downgraded;
●	delays and other adverse impacts on our plans to grow the size of our operating fleet;
●	reduced sale proceeds received in aircraft sales due to weaker market demand; and
●	charges recognized by us or some of our lessees as a result of the measures implemented to contain the spread of COVID-19, including impairment of aircraft and engines and other long-lived assets.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. In addition, if a resurgence of the COVID-19 virus occurs after the initial outbreak subsides, these factors will be exacerbated.

As of May 7, 2020, most of our lessees have requested some form of rental relief. We evaluate such requests on a case-by-case basis and have worked out accommodation arrangements with approximately 46% of our lessees. We remain in active discussions with a number of our airline customers for accommodation arrangements, such as lease payment deferrals and other lease concessions. As of May 7, 2020, the Company has agreed to defer approximately $124.6 million in lease payments, which represents approximately 6% of our total revenue for fiscal year 2019. So far, such solutions have generally been in the form of partial lease deferrals for payments due in the first and second quarter of 2020, typically with a short-term repayment period, with the majority of the deferrals granted so far repaid by the end of this year. In many cases, lease extensions were also negotiated as part of the deferral accommodations. We remain in active discussions with our other airline customers and may continue to provide accommodation arrangements on a case-by-case basis. While a majority of our customers are flag carriers or have some form of governmental ownership, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of the COVID-19 pandemic, some of our lessees may still experience insolvency or initiate bankruptcy or similar proceedings. If this occurs, we may not be able to reposition the aircraft with other lessors and it could result in a significant decrease in our revenue and cash position. In addition, as of March 31, 2020, we had commitments to purchase 399 aircraft from Airbus and Boeing for delivery through 2026, and we had placed approximately 84% of our committed order book on long-term leases for aircraft delivering through 2022. The impact of the COVID-19 pandemic on airlines could result in the cancellation of leases that we have in place for our committed orderbook or a decline in the number of aircraft in our order book that we can place into leases prior to their delivery. If we are not able to place aircraft from our orderbook into leases prior to delivery, it may cause a downward pressure on our lease rates or require us to sell aircraft in our fleet sooner than anticipated.

We also expect delivery delays for all aircraft deliveries in our orderbook, including 737 MAX delivery delays after the grounding of such aircraft is lifted. We are currently in discussions with Boeing and Airbus to determine the extent and duration of delivery delays. The delays could result in cancellation of leases for those aircraft. We are in discussions with lessees who are considering cancelling a small number of our 737 MAX leases with us. If our customers cancel leases for aircraft that have been delayed, we typically have a cancellation right with the aircraft manufacturer that parallels our lessee’s cancellation rights. Given the dynamic nature of the ongoing COVID-19 pandemic, we are not yet able to determine the full impact of the delivery days.

While we currently expect delays in delivery of new aircraft from our orderbook, we will be required to raise additional capital to finance these deliveries and our access to and cost of financing depends on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. As a result of COVID-19, in March and April of 2020, S&P, Fitch and Kroll each changed their outlook on our long-term issuer and senior unsecured debt ratings from “stable” to “negative.” Such change in outlook may ultimately lead to a downgrade in our credit rating. If our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our orderbook deliveries, or that such financing will be available on terms consistent with our historical agreements or expectations. Although we have sufficient liquidity to satisfy the operating requirements of our business through the next 12 months, the availability of certain sources is contingent upon our ability to continue to satisfy covenants contained in our debt agreements.

We have also experienced delays and terminations of some planned aircraft sales as a result of business limitations and shutdowns resulting from the pandemic. We also expect that demand for used aircraft will decline in the near-term and that we will sell fewer used aircraft in 2020 and perhaps 2021 than we initially planned to sell. This decline in demand for used aircraft may also result in impairment charges to the aircraft in our fleet.

As this situation is ongoing and the duration and severity of the COVID-19 pandemic is uncertain at this time, it is difficult to forecast the eventual long-term impacts on our future operating results or financial condition. We expect the COVID-19 pandemic will negatively impact our financial results, including having a larger impact on our results of operations for the second quarter and remainder of this year than has been reflected in our first quarter results for 2020. Depending on the severity and longevity of the COVID-19 pandemic, the related efforts taken to reduce its spread, and the possibility of a resurgence of the COVID-19 pandemic, we could recognize a significant adverse impact to our liquidity position due to lease deferrals and other lease concessions and a significant reduction in aircraft sales. Our earnings could also be adversely impacted by decreased revenue from airlines if airlines are forced to cease operations, decreased market prices for aircraft sales and lower volumes of aircraft sales. The extent to which the coronavirus pandemic and measures taken to contain its spread ultimately impact our business will depend on future developments, which are highly uncertain and are difficult to predict.

The spread of COVID-19 has also caused us to modify our business practices, including transitioning all of our employees to work remotely, restricting employee travel, and cancelling physical participation events and conferences.

We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees.

The COVID-19 pandemic is emerging as one of the largest disruptions to the airline industry in decades. There are no comparable recent events that provide guidance as to the long-term effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our financial results due to COVID-19’s global economic impact, including the availability of credit generally and our ability to obtain capital on favorable terms, adverse impacts on our liquidity, increases in our borrowing costs, decreases in consumer discretionary spending and any recession that has occurred or may occur in the future. Risks related to our ability to obtain capital on favorable terms and increased costs of borrowing are more fully described in our risk factors titled, “Our success depends in large part on our ability to obtain capital on favorable terms to finance our growth through the purchase of aircraft and to repay or refinance our outstanding debt obligations as they mature. If we are not able to obtain capital on terms acceptable to us, or at all, it would significantly impact our ability to compete effectively in the commercial aircraft leasing market and would negatively affect our financial condition, cash flow and results of operations ” and “An increase in our borrowing costs would negatively affect our financial condition, cash flow and results of operations” under “Risk Factors - Risks Relating to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation.	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

4.1	Description of Capital Stock	10-K	001-35121	4.1	February 14, 2020

10.1

New Lender Supplement, dated March 5, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent

					Filed herewith

10.2†	Supplemental Agreement No. 25 to Purchase Agreement No. PA-03791, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company				Filed herewith

10.3†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03659, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company				Filed herewith

10.4†	Amendment No. 13 to A350XWB Family Purchase Agreement, dated February 21, 2020, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.5	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020				Filed herewith

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

†Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 7, 2020	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

May 7, 2020	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)