Form 10-Q
period 2020-09-30
AIR LEASE CORP
filed 2020-11-09
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At November 6, 2020, there were 113,778,906 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2020

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

The factors noted above and the risks included in our other SEC filings may be increased or intensified as a result of the COVID-19 pandemic, including as a result of the recent resurgence of the COVID-19 virus in certain parts of the world, including the United States and parts of Europe, and any future resurgences of the virus. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. See the risk factor in “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, “The coronavirus (COVID-19) pandemic and related efforts to mitigate the pandemic have impacted our business, and the extent to which the COVID-19 pandemic and measures taken to contain its spread ultimately impact our business will depend on future developments, which are highly uncertain and are difficult to predict.” All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2020	December 31, 2019

	(unaudited)
Assets
Cash and cash equivalents	$1,238,569	$317,488
Restricted cash	23,568	20,573
Flight equipment subject to operating leases	22,671,435	21,286,154
Less accumulated depreciation	(3,154,939)	(2,581,817)
	19,516,496	18,704,337
Deposits on flight equipment purchases	1,634,152	1,564,188
Other assets	1,191,980	1,102,569
Total assets	$23,604,765	$21,709,155
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$401,443	$516,497
Debt financing, net of discounts and issuance costs	15,180,145	13,578,866
Security deposits and maintenance reserves on flight equipment leases	1,054,757	1,097,061
Rentals received in advance	140,228	143,692
Deferred tax liability	850,869	749,495
Total liabilities	$17,627,442	$16,085,611
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,000,000 shares of 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (aggregate liquidation preference of $250,000) issued and outstanding at September 30, 2020 and December 31, 2019, respectively	100	100
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 113,778,906 and 113,350,267 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,138	1,134
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,788,490	2,777,601
Retained earnings	3,188,566	2,846,106
Accumulated other comprehensive loss	(971)	(1,397)
Total shareholders’ equity	$5,977,323	$5,623,544
Total liabilities and shareholders’ equity	$23,604,765	$21,709,155

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)
Revenues
Rental of flight equipment	$468,443	$492,869	$1,462,999	$1,412,478
Aircraft sales, trading and other	25,158	38,033	63,338	55,870
Total revenues	493,601	530,902	1,526,337	1,468,348
Expenses
Interest	107,519	104,637	317,753	290,681
Amortization of debt discounts and issuance costs	10,899	9,078	31,660	26,330
Interest expense	118,418	113,715	349,413	317,011
Depreciation of flight equipment	195,054	183,788	577,969	514,948
Selling, general and administrative	20,239	34,715	75,142	92,188
Stock-based compensation	6,635	4,897	14,956	14,934
Total expenses	340,346	337,115	1,017,480	939,081
Income before taxes	153,255	193,787	508,857	529,267
Income tax expense	(32,860)	(38,000)	(103,686)	(107,081)
Net income	$120,395	$155,787	$405,171	$422,186
Preferred stock dividends	(3,843)	(3,844)	(11,531)	(8,115)
Net income available to common stockholders	$116,552	$151,943	$393,640	$414,071

Other Comprehensive Income/(Loss):
Change in foreign currency translation adjustment	(5,637)	—	7,601	—
Change from current period hedged transaction	7,395	—	(7,086)	—
Total tax expense on other comprehensive income/loss	(378)	—	(89)	—
Other Comprehensive income available for common stockholders, net of tax	1,380	—	426	—
Total comprehensive income available for common stockholders	$117,932	$151,943	$394,066	$414,071

Earnings per share of common stock:
Basic	$1.02	$1.36	$3.46	$3.71
Diluted	$1.02	$1.34	$3.46	$3.67
Weighted-average shares outstanding
Basic	113,778,533	112,133,556	113,647,585	111,511,960
Diluted	113,951,102	113,263,396	113,928,775	112,837,526

Dividends declared per share of common stock	$0.15	$0.13	$0.45	$0.39

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Class B Non-				Accumulated
			Class A		Voting				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)/Income	Total
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	$—	$2,777,601	$2,846,106	$(1,397)	$5,623,544
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	480,978	4	—	—	2,021	—	—	2,025
Dividends declared on preferred stock	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Stock-based compensation	—	—	—	—	—	—	4,429	—	—	4,429
Cash dividends (declared $0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,045)	—	(17,045)
Change in foreign currency translation adjustment and from current period hedged transaction	—	—	—	—	—	—	—	—	(1,478)	(1,478)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(191,334)	(2)	—	—	(8,411)	—	—	(8,413)
Net income	—	—	—	—	—	—	—	137,151	—	137,151
Balance at March 31, 2020	10,000,000	$100	113,639,911	$1,136	—	$—	$2,775,640	$2,962,368	$(2,875)	$5,736,369
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	144,417	2	—	—	2,500	—	—	2,502
Dividends declared on preferred stock	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Stock-based compensation	—	—	—	—	—	—	3,892	—	—	3,892
Cash dividends (declared $0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,067)	—	(17,067)
Change in foreign currency translation adjustment and from current period hedged transaction	—	—	—	—	—	—	—	—	524	524
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(6,605)	—	—	—	(200)	—	—	(200)
Net income	—	—	—	—	—	—	—	147,625	—	147,625
Balance at June 30, 2020	10,000,000	$100	113,777,723	$1,138	—	$—	$2,781,832	$3,089,082	$(2,351)	$5,869,801
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	1,352	1	—	—	27	—	—	28
Dividends declared on preferred stock	—	—	—	—	—	—	—	(3,843)	—	(3,843)
Stock-based compensation	—		—	—	—	—	6,635	—	—	6,635
Cash dividends (declared $0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,068)	—	(17,068)
Change in foreign currency translation adjustment and from current period hedged transaction	—	—	—	—	—	—	—	—	1,380	1,380
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(169)	(1)	—	—	(4)	—	—	(5)
Net income	—	—	—	—	—	—	—	120,395	—	120,395
Balance at September 30, 2020	10,000,000	$100	113,778,906	$1,138	—	$—	$2,788,490	$3,188,566	$(971)	$5,977,323

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

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019

	(unaudited)
Operating Activities
Net income	$405,171	$422,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	577,969	514,948
Stock-based compensation	14,956	14,934
Deferred taxes	101,285	97,566
Amortization of debt discounts and issuance costs	31,660	26,330
Amortization of prepaid lease costs	32,142	24,190
Gain on aircraft sales, trading and other activity	(27,281)	(45,123)
Changes in operating assets and liabilities:
Other assets	(330,804)	(149,740)
Accrued interest and other payables	(84,045)	51,156
Rentals received in advance	(3,464)	15,109
Net cash provided by operating activities	717,589	971,556
Investing Activities
Acquisition of flight equipment under operating lease	(777,410)	(3,021,758)
Payments for deposits on flight equipment purchases	(581,054)	(727,982)
Proceeds from aircraft sales, trading and other activity	151,131	426,382
Acquisition of aircraft furnishings, equipment and other assets	(142,866)	(236,847)
Net cash used in investing activities	(1,350,199)	(3,560,205)
Financing Activities
Issuance of common stock upon exercise of options	4,556	31,823
Cash dividends paid on Class A common stock	(51,116)	(43,383)
Preferred dividends paid	(11,531)	(8,115)
Tax withholdings on stock-based compensation	(8,618)	(4,089)
Net change in unsecured revolving facility	(20,000)	8,000
Proceeds from debt financings	3,074,665	3,135,918
Payments in reduction of debt financings	(1,457,740)	(947,837)
Net proceeds from preferred stock issuance	—	242,139
Debt issuance costs	(5,692)	(9,443)
Security deposits and maintenance reserve receipts	91,337	230,966
Security deposits and maintenance reserve disbursements	(59,175)	(33,905)
Net cash provided by financing activities	1,556,686	2,602,074
Net increase in cash	924,076	13,425
Cash, cash equivalents and restricted cash at beginning of period	338,061	322,998
Cash, cash equivalents and restricted cash at end of period	$1,262,137	$336,423
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $39,960 and $46,314 at September 30, 2020 and 2019, respectively	$371,947	$358,237
Cash paid for income taxes	$29,696	$9,515
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$575,958	$1,161,573
Cash dividends declared on common stock, not yet paid	$17,068	$14,644

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing new commercial jet transport aircraft directly from manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of September 30, 2020, the Company owned a fleet of 308 aircraft in its operating lease portfolio, managed 81 aircraft and had 372 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2020, and for all periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 3.  Debt Financing

The Company’s consolidated debt as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Unsecured
Senior notes	$14,069,115	$12,357,811
Term financings	967,000	883,050
Revolving credit facility	—	20,000
Total unsecured debt financing	15,036,115	13,260,861
Secured
Term financings	289,207	428,824
Export credit financing	26,619	31,610
Total secured debt financing	315,826	460,434

Total debt financing	15,351,941	13,721,295
Less: Debt discounts and issuance costs	(171,796)	(142,429)
Debt financing, net of discounts and issuance costs	$15,180,145	$13,578,866

The Company’s secured obligations as of September 30, 2020 and December 31, 2019 are summarized below (dollars in thousands):

	September 30,	December 31,
	2020	2019
Nonrecourse	$—	$128,460
Recourse	315,826	331,974
Total secured debt financing	$315,826	$460,434
Number of aircraft pledged as collateral	12	15
Net book value of aircraft pledged as collateral	$636,566	$890,693

Senior unsecured notes (including Medium-Term Note Program)

As of September 30, 2020, the Company had $14.1 billion in senior unsecured notes outstanding. As of December 31, 2019, the Company had $12.4 billion in senior unsecured notes outstanding.

During the nine months ended September 30, 2020, the Company issued approximately $3.0 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million due 2025 at a fixed rate of 2.30%, (ii) $650.0 million due 2030 at a fixed rate of 3.00%, (iii) $850.0 million due 2025 at a fixed rate of 3.375% and (iv) $700.0 million due 2026 at a fixed rate of 2.875%.

During the nine months ended September 30, 2020, the Company repurchased $206.1 million in aggregate principal amount of Floating Rate Medium-Term Notes due 2021. The debt repurchases resulted in a gain of $14.0 million and is included in Aircraft sales, trading and other revenue in the Company’s Consolidated Statements of Income and Comprehensive Income.

Unsecured revolving credit facility

As of September 30, 2020, the Company did not have any amounts outstanding under its unsecured revolving credit facility. The total amount outstanding under the Company’s unsecured revolving credit facility was $20.0 million as of December 31, 2019.

The Company has an unsecured revolving credit facility with JPMorgan Chase Bank, N.A. as agent (the “Revolving Credit Facility”). During the nine months ended September 30, 2020, the Company increased the aggregate capacity of the Revolving Credit Facility by $250.0 million. On May 5, 2020, commitments totaling $92.7 million of the Revolving Credit Facility matured. Lenders hold revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022 and commitments totaling $5.0 million that mature on May 5, 2021. As of September 30, 2020, the aggregate capacity of the Revolving Credit Facility was approximately $6.0 billion.

As of September 30, 2020, borrowings under the Revolving Credit Facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for the Company’s debt. The Company is required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines in the credit ratings for the Company’s debt) in respect of total commitments under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

Secured debt financing

In June 2020, the Company entered into an amendment to its secured warehouse facility to extend the final maturity to June 2021. The facility will continue to bear a floating interest rate of LIBOR plus 2.00%. As part of the amendment, the credit facility was converted to full recourse against the Company and excess cash collateral was released. The outstanding balance on the Company’s secured warehouse facility was $100.4 million and $128.5 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the outstanding balance on the Company’s secured debt financings, including its secured warehouse facility and its export credit financing, was $315.8 million and it had pledged 12 aircraft as collateral with a net book value of $636.6 million. As of December 31, 2019, the outstanding balance on the Company’s secured debt financings, including its secured warehouse facility and its export credit financing, was $460.4 million and it had pledged 15 aircraft as collateral with a net book value of $890.7 million.

Maturities

Maturities of debt outstanding as of September 30, 2020 are as follows (in thousands):

Years ending December 31,
2020	$172,778
2021	1,934,141
2022	2,730,561
2023	2,502,123
2024	1,525,428
Thereafter	6,486,910
Total	$15,351,941

Note 4.  Commitments and Contingencies

As of September 30, 2020, the Company had commitments to acquire a total of 372 new aircraft for delivery through 2026 as follows:

	Estimated Delivery Years
Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A220-300(1)	—	—	3	14	12	21	50
Airbus A320/321neo(2)	7	32	22	23	27	37	148
Airbus A330-900neo	1	3	7	4	—	—	15
Airbus A350-900/1000	1	4	3	4	5	1	18
Boeing 737-7/8/9 MAX	—	15	20	42	30	—	107
Boeing 787-9/10	5	9	8	10	2	—	34
Total	14	63	63	97	76	59	372
(1)	In addition to the Company’s commitments, as of September 30, 2020, the Company had options to acquire up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.
(2)	The Company’s Airbus A320/321neo aircraft orders include 45 long-range variants and 29 extra long-range variants.

Pursuant to the Company's purchase agreements with Boeing and Airbus for new aircraft, the Company and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted the Company’s actual delivery dates. For several years, the Company has also experienced delivery delays for certain of its Airbus orderbook aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. The worldwide grounding of the Boeing 737 MAX aircraft (“737 MAX”) began on March 10, 2019, and remains in effect. As a result, Boeing temporarily halted production and delivery of all 737 MAX aircraft. While production of the 737 MAX has now resumed, deliveries remain on hold. The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have both completed flight testing for recertification of the 737 MAX, though a number of key milestones remain before the aircraft can return to service. Lifting of the grounding is subject to the approval of the FAA, EASA and other global regulatory authorities, and the Company is unable to speculate as to when this may occur. Even after the grounding is lifted, Boeing’s ability to deliver 737 MAX aircraft may be impacted as a result of the COVID-19 pandemic. The Company is currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of, and the delivery delays associated with the 737 MAX aircraft that the Company owns or has on order, which could result in changes to the commitment table.

The ongoing COVID-19 pandemic has caused delivery delays of aircraft in the Company’s orderbook and is expected to continue to cause delays of aircraft delivery. As discussed in further detail in Note 12, “Impact of COVID-19 Pandemic,” the COVID-19 pandemic has resulted in numerous travel restrictions and business shutdowns or other operating limitations, including the temporary closure of final aircraft assembly facilities for each of Boeing and Airbus. In the second quarter of 2020, Boeing and Airbus resumed production at these facilities, but with reduced output. As a result of the temporary closures of the Boeing and Airbus facilities and the subsequently reduced production by these manufacturers, most of our expected aircraft deliveries were delayed during the second and third quarter. Given the dynamic nature of the ongoing COVID-19 pandemic, the Company is in ongoing discussions with Boeing and Airbus to determine the impact and duration of delivery delays. However, the Company is not yet able to determine the impact of the delivery delays, and as such, the delivery dates listed could materially change.

The aircraft purchase commitments discussed above also could be impacted by lease cancellation. The Company's leases typically provide that the Company and the airline customer each have a cancellation right related to certain aircraft delivery delays. The Company’s purchase agreements with Boeing and Airbus also generally provide that the Company and the manufacturer each have cancellation rights that typically are parallel with the Company’s cancellation rights in its leases. The Company’s leases and its purchase agreements with Boeing and Airbus typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. As of September 30, 2020, the Company has canceled its orders for 19 737 MAX aircraft with Boeing.

The Company has commitments for the acquisition of 372 aircraft for delivery through 2026, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $24.8 billion at September 30, 2020, which are due as follows (in thousands):

Years ending December 31,
2020	$1,213,581
2021	4,841,564
2022	5,604,050
2023	6,153,520
2024	4,211,633
Thereafter	2,789,136
Total	$24,813,484

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of approximately $1.6 billion as of September 30, 2020 and December 31, 2019, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by its lessees and manufacturers.

Note 5.  Rental Income

At September 30, 2020, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s fleet are as follows (in thousands):

Years ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$495,367
2021	1,942,269
2022	1,833,191
2023	1,636,744
2024	1,502,227
Thereafter	5,977,449
Total	$13,387,247

Note 6.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of September 30, 2020, the Company did not have any Class B Non-Voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three and nine months ended September 30, 2020, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,032,305 and 946,406 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2020 and 2019, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Numerator
Net income	$120,395	$155,787	$405,171	$422,186
Preferred stock dividends	(3,843)	(3,844)	(11,531)	(8,115)
Net income available to common stockholders	$116,552	$151,943	$393,640	$414,071
Denominator
Weighted-average common shares outstanding	113,778,533	112,133,556	113,647,585	111,511,960
Basic earnings per share	$1.02	$1.36	$3.46	$3.71
Diluted earnings per share:
Numerator
Net income	$120,395	$155,787	$405,171	$422,186
Preferred stock dividends	(3,843)	(3,844)	(11,531)	(8,115)
Net income available to common stockholders	$116,552	$151,943	$393,640	$414,071
Denominator
Number of shares used in basic computation	113,778,533	112,133,556	113,647,585	111,511,960
Weighted-average effect of dilutive securities	172,569	1,129,840	281,190	1,325,566
Number of shares used in per share computation	113,951,102	113,263,396	113,928,775	112,837,526
Diluted earnings per share	$1.02	$1.34	$3.46	$3.67

Note 7.  Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes which was issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of September 30, 2020, the estimated fair value of the foreign currency exchange derivative liability was $1.6 million. As of December 31, 2019, the estimated fair value of the foreign currency exchange derivative asset was $5.4 million.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2020 was approximately $15.5 billion compared to a book value of $15.4 billion. The estimated fair value of debt financing as of December 31, 2019 was $14.1 billion compared to a book value of $13.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at September 30, 2020, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2020 and December 31, 2019 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 8.  Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company had 113,778,906 and 113,350,267 Class A common shares issued and outstanding, respectively. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of September 30, 2020 and December 31, 2019.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock issued and outstanding with an aggregate liquidation preference of $250.0 million.

Note 9.  Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of September 30, 2020, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,860,870.

The Company recorded $6.6 million and $4.9 million of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively. The Company recorded $15.0 million and $14.9 million of stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2020 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2019	364,153	$22.90	0.75	$8,965
Granted	—	$—	—	$—
Exercised	(244,153)	$20.00	—	$3,078
Forfeited/canceled	—	$—	—	$—
Balance at September 30, 2020	120,000	$28.80	0.57	$74
Vested and exercisable as of September 30, 2020	120,000	$28.80	0.57	$74
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of the Company’s Class A common stock as of the respective date.

All of the Company’s outstanding employee stock options had fully vested as of June 30, 2013. As of September 30, 2020 there were no unrecognized compensation costs related to outstanding stock options. For the three and nine months ended September 30, 2020 and 2019 there were no stock-based compensation expenses related to Stock Options.

Restricted Stock Units

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of book value and time based RSUs is determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the nine months ended September 30, 2020, the Company granted 670,621 RSUs of which 133,699 are TSR RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the nine months ended September 30, 2020:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2019	1,254,904	$43.62
Granted	670,621	$42.20
Vested	(406,067)	$46.96
Forfeited/canceled	(49,407)	$43.97
Unvested at September 30, 2020	1,470,051	$42.04
Expected to vest after September 30, 2020	1,470,051	$42.04

As of September 30, 2020, there was $29.1 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 1.79 years.

Note 10.  Aircraft Under Management

As of September 30, 2020, the Company managed 81 aircraft across three aircraft management platforms. The Company managed 51 aircraft through its Thunderbolt platform, 26 aircraft through the Blackbird investment funds and four on behalf of a financial institution.

The Company managed 26 aircraft on behalf of third-party investors, through two investment funds, Blackbird Capital I, LLC and Blackbird Capital II, LLC (“Blackbird II”). These funds invest in commercial aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of September 30, 2020, the Company's non-controlling interests in each fund are 9.5% and are accounted for under the equity method of accounting. The Company’s investment in these funds aggregated $52.2 million and $46.5 million as of September 30, 2020 and December 31, 2019, respectively, and is included in Other assets on the Consolidated Balance Sheets. The Company continues to source aircraft investment opportunities for Blackbird II. As of September 30, 2020, Blackbird II has remaining equity capital commitments to acquire up to approximately $1.0 billion in aircraft assets, for which the Company has committed to fund up to $29.1 million related to these potential investments.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. As of September 30, 2020, the Company managed 51 aircraft through its Thunderbolt platform sold across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. During the three months ended September 30, 2020, the Company completed the sale of one aircraft from its held for sale portfolio through its Thunderbolt platform. The Company’s total investment in aircraft sold through its Thunderbolt platform was $9.3 million and $9.9 million as of September 30, 2020 and December 31, 2019, respectively and is included in Other assets on the Consolidated Balance Sheets.

Note 11.  Flight Equipment Held for Sale

As of September 30, 2020, the Company did not have any flight equipment classified as held for sale. As of December 31, 2019, the Company had eight aircraft, with a carrying value of $249.6 million, which were classified as held for sale and included in Other assets on the Consolidated Balance Sheets.

Note 12.  Impact of COVID-19 Pandemic

On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization (the “WHO”). On March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, governments around the world have implemented numerous measures to try to contain the virus, including travel restrictions. Although some of these measures have been lifted or scaled back, a recent resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, has resulted in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. These measures, coupled with a decrease in consumer spending on travel as a result of COVID-19, have materially impacted airline traffic and operations throughout the world, including the Company’s airline customers. It is unclear how long and to what extent these measures will remain in place and they may remain in place in some form for an extended period of time. Aircraft manufacturers and suppliers also have been impacted, including causing the temporary closure of Boeing and Airbus’ final assembly facilities and also closures of various facilities across their supply chain. In the second quarter of 2020, Boeing and Airbus resumed production at these facilities, but with reduced output.

As the virus spread globally, its impact on the global economy increased significantly, resulting in a rapid decline in global air travel. While domestic and regional airline traffic improved over the last several months, demand for international and business air travel remains challenged. Since the pandemic began in the first quarter of 2020, the Company has received requests from most of its customers for accommodations such as deferrals of lease payments or other lease concessions. On a case-by-case basis, the Company has agreed to accommodations with approximately 58% of its lessees. Generally, these accommodations have been in the form of partial lease deferrals for payments due during the first three quarters of 2020, typically with a short repayment period. The majority of these deferrals are to be repaid within 12 months from the date the deferrals were granted, and in many cases, include lease extensions. The Company remains in active discussions with its airline customers and may continue to provide accommodations on a case-by-case basis.

While lease deferrals may delay the Company’s receipt of cash, the Company generally recognizes the lease revenue during the period even if a deferral is provided to the lessee, unless it determines collection is not reasonably assured. The Company monitors all lessees with past due lease payments and discusses relevant operational and financial issues facing those lessees in order to determine an appropriate course of action. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis. For the quarter ended September 30, 2020, the Company did not recognize rental revenue of $25.3 million because collection was not reasonably assured for certain lessees. Aircraft on lease with these lessees represented approximately 6.6% of our fleet by net book value.

Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on its business, results of operations and financial condition for the foreseeable future.

Note 13. Subsequent Events

On November 5, 2020, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend from $0.15 per share to $0.16 per share on its outstanding Class A common stock. The dividend will be paid on January 6, 2021 to holders of record of the Company’s Class A common stock as of December 18, 2020. The Company’s board of directors also approved a cash dividend of $0.384375 per share on its outstanding Series A Preferred Stock, which will be paid on December 15, 2020 to holders of record of the Company’s Series A Preferred Stock as of November 30, 2020. In addition, on November 5, 2020, the Company’s board of directors authorized a share repurchase program of up to $100.0 million of Class A common stock that expires on June 15, 2021.

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

Impact of COVID-19 Pandemic

On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization (the “WHO”). On March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, governments around the world have implemented numerous measures to try to contain the virus, including travel restrictions. Although some of these measures have been lifted or scaled back, a recent resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, has resulted in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. These measures, coupled with a decrease in consumer spending on travel as a result of COVID-19, have materially impacted airline traffic and operations throughout the world, including our airline customers. It is unclear how long and to what extent these measures will remain in place and they may remain in place in some form for an extended period of time. Aircraft manufacturers and suppliers also have been impacted, including causing the temporary closure of Boeing and Airbus’ final assembly facilities and also closures of various facilities across their supply chain. In the second quarter of 2020, Boeing and Airbus resumed production at these facilities, but with reduced output.

As the virus spread globally, its impact on the global economy increased significantly, resulting in a rapid decline in global air travel. While domestic and regional airline traffic improved over the last several months, demand for international and business air travel remains challenged. Since the pandemic began in the first quarter of 2020, we have received requests from our customers for accommodations such as deferrals of lease payments or other lease concessions. As of November 9, 2020, most of our lessees have requested some form of accommodation. On a case-by-case basis, we have agreed to accommodations with approximately 58% of our lessees. Generally, these accommodations have been in the form of partial lease deferrals for payments due during the first three quarters of 2020, typically with a short repayment period. The majority of these deferrals are to be repaid within 12 months from the date the deferrals were granted, and in many cases, include lease extensions. Through November 9, 2020, we have agreed to defer approximately $201.5 million in lease payments, of which $59.8 million or 30% of the total deferrals have been repaid. These lease deferrals have negatively impacted our cash flow provided by operating activities but only represented approximately 3% of our total available liquidity as of September 30, 2020. We remain in active discussions with our airline customers and may continue to provide accommodations on a case-by-case basis.

Our collection rate for the three and nine months ended September 30, 2020 was 86% and 89%, respectively. Collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, and includes cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due for the period. The collection rate is calculated after giving effect to lease deferral arrangements made as of November 9, 2020. In addition, we did not recognize rental revenue of $25.3 million for the quarter ended September 30, 2020 because collection was not reasonably assured for certain lessees. Aircraft on lease with these lessees represented approximately 6.6% of our fleet by net book value as of September 30, 2020. The severity and the length of the impact of the COVID-19 pandemic on air travel continues to be uncertain. However, the adverse impact of the pandemic on our airline customers could intensify with the beginning of the winter season and the resurgence of COVID-19 in recent months in certain parts of the world. If this occurs, we expect we will experience increased requests for lease deferrals, a continuing decline in our collection rate and additional lease revenue that will not be recognized in future quarters because collection will not be reasonably assured for certain lessees.

Our lease utilization rate for the third quarter of 2020 was 99.6%. The lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft. The severity and longevity of the COVID-19 pandemic on our airline customers could result in a decline in our lease utilization rate if our lessees continue to return aircraft to us before the return date in their lease agreement or experience insolvency or initiate bankruptcy or similar proceedings that result in aircraft being returned to us. If this occurs, we may not be able to reposition the aircraft with other airlines as quickly as we have historically been able to do and we may incur increased costs in repositioning such aircraft. A decline in our lease utilization rate would adversely impact our financial results, including our revenue and profitability. As of the date of this filing, we had 19 aircraft across five airlines which were subject to various forms of insolvency proceedings.

In addition, the impact of the COVID-19 pandemic on airlines could result in the cancellation of leases that we have in place for our committed orderbook or a decline in the number of aircraft in our orderbook that we can place into leases prior to their delivery, which would also result in a decline in our lease utilization rate. If we are not able to place aircraft from our orderbook into leases prior to delivery, it may cause downward pressure on our lease rates. As of September 30, 2020, we had commitments to purchase 372 aircraft from Airbus and Boeing for delivery through 2026, and we had placed approximately 90% of our committed orderbook on long-term leases for aircraft delivering through 2022.

During the third quarter, our employees continued to work remotely, and due to travel restrictions and business limitations and shutdowns, some transitions of our aircraft from one lessee to another lessee have been delayed. As a result of travel restrictions, we expect some challenges when transitioning, acquiring or selling aircraft. Some planned aircraft sales have also been delayed or terminated as a result of business limitations and shutdowns. We expect these disruptions to continue and they could worsen. The decline in demand for used aircraft may result in impairment charges to the aircraft in our fleet.

We have also experienced aircraft delivery delays related to COVID-19. While the commitment table in Note 4, “Commitments and Contingencies” above and the discussion of “Our Fleet” below reflects our current delivery expectations, we are in ongoing discussions with Boeing and Airbus to determine the extent and duration of delivery delays. The delays could result in a cancellation of leases for those aircraft. As of September 30, 2020, we have canceled our orders for 19 737 MAX aircraft with Boeing. While we have planned our capital expenditures for the remainder of 2020 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes. In any case, our capital expenditures will be significantly less than what we planned prior to the pandemic, which will slow our revenue growth, but will further improve our strong liquidity position. As a result of these delivery delays, we also anticipate reduced sales activity.

COVID-19 has also continued to cause disruption in the financial markets and has caused volatility and uncertainty in the bond market. We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity, and debt financings. As of September 30, 2020, we had an undrawn balance of $6.0 billion under our Revolving Credit Facility (as defined below). We have continued to have access to the unsecured debt capital markets issuing (i) $850.0 million in aggregate principal amount of Medium-Term Notes due 2025 at a fixed rate of 3.375% and (ii) and $700.0 million in aggregate principal amount of Medium-Term Notes due 2026 at a fixed rate of 2.875% in the last two quarters and we believe we will continue to have access to such markets. We could also seek to enter into more secured debt financings, including financings supported through the Export-Import Bank of the United States or other export credit agencies (“ECAs”) to fund future aircraft deliveries from our orderbook. Our liquidity is discussed below in more detail under “Liquidity and Capital Resources.”

We cannot currently reasonably estimate the extent to which the COVID-19 pandemic will ultimately impact our business, and its impact on our business and financial results may worsen during the upcoming winter months if there is a resurgence of COVID-19 globally resulting in the re-imposition of certain restrictions or a decrease in consumer and business spending on travel. We expect our business, results of operations and financial condition will continue to be negatively impacted in the near term, and the pandemic could have a larger impact on our results of operations for the remainder of this year and into 2021 than has been reflected in our year to date and second and third quarter results for 2020. We believe, however, that the airline industry will eventually recover and aircraft travel will return to historical levels over the long term. See “Aircraft Industry and Sources of Revenues” below. Further, we believe we are well positioned to offer solutions for airlines, because we can offer the ability to lease younger, more fuel-efficient aircraft at a time when airlines will be focused on reducing capital requirements and managing costs.

Given the dynamic nature of this situation, however, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our business, results of operations and financial condition for the foreseeable future.

Third Quarter Overview

During the three months ended September 30, 2020, we purchased and took delivery of seven aircraft from our new order pipeline and sold one aircraft, ending the period with a total of 308 aircraft with a net book value of $19.5 billion. The weighted average lease term remaining on our operating lease portfolio was 6.9 years and the weighted average age of our fleet was 4.0 years as of September 30, 2020. Our fleet grew by 4.3% based on net book value of $19.5 billion as of September 30, 2020, compared to $18.7 billion as of December 31, 2019. In addition, we had a managed fleet of 81 aircraft as of September 30, 2020, compared to a managed fleet of 83 aircraft as of December 31, 2019. We had a globally diversified customer base comprised of 107 airlines in 61 countries. As of November 9, 2020, all aircraft in our operating lease portfolio, except for one aircraft, were subject to letters of intent or lease agreements.

As of September 30, 2020, we had commitments to purchase 372 aircraft from Airbus and Boeing for delivery through 2026, with an estimated aggregate commitment of $24.8 billion. We ended the third quarter of 2020 with $27.2 billion in committed minimum future rental payments and placed approximately 90% of our committed orderbook on long-term leases for aircraft delivering through 2022. This includes $13.4 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.8 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2020 through 2024.

During the three months ended September 30, 2020, we issued $700.0 million in Medium-Term Notes due 2026 bearing interest at a fixed rate of 2.875%. In addition, we ended the third quarter of 2020 with an aggregate borrowing capacity under the Revolving Credit Facility of $6.0 billion and total liquidity of $7.2 billion. We ended the third quarter of 2020 with total debt outstanding of $15.4 billion, of which 91.4% was at a fixed rate and 97.9% of which was unsecured. Our composite cost of funds decreased to 3.13% as of September 30, 2020 as compared to 3.34% as of December 31, 2019.

Our total revenues for the quarter ended September 30, 2020 decreased by 7.0% to $493.6 million, compared to the quarter ended September 30, 2019. This decrease was primarily due to a decrease of $25.3 million in rental revenue not recognized because collection was not reasonably assured for certain lessees and a decrease in our aircraft sales, trading and other activity. Our net income available to common stockholders for the quarter ended September 30, 2020 was $116.6 million compared to $151.9 million for the quarter ended September 30, 2019. Our diluted earnings per share for the quarter ended September 30, 2020 was $1.02 compared to $1.34 for the quarter ended September 30, 2019. The decrease in net income available to common stockholders in the third quarter of 2020 as compared to 2019 was primarily due to the decrease in rental revenues and an increase in interest expense, partially offset by a decrease in selling, general and administrative expenses.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the three months ended September 30, 2020 was $166.9 million or $1.47 per diluted share, compared to $203.9 million or $1.80 per diluted share for the three months ended September 30, 2019. The decrease in our adjusted net income before income taxes in the third quarter of 2020 as compared to 2019, was primarily due to the decrease in rental revenues and an increase in interest expense, partially offset by a decrease in selling, general and administrative expenses. Our adjusted pre-tax profit margin for the three months ended September 30, 2020 was 33.8% compared to 38.4% for the three months ended September 30, 2019. Adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income available to common stockholders.

Our Fleet

Portfolio metrics of our fleet as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019

Aggregate fleet net book value	$19.5 billion	$18.7 billion
Weighted-average fleet age(1)	4.0 years	3.5 years
Weighted-average remaining lease term(1)	6.9 years	7.2 years

Owned fleet(2)	308	292
Managed fleet(2)	81	83
Aircraft on order	372	413
Aircraft purchase options(3)	25	70
Total	786	858

Current fleet contracted rentals	$13.4 billion	$14.1 billion
Committed fleet rentals	$13.8 billion	$15.0 billion
Total committed rentals	$27.2 billion	$29.1 billion
(1)	Weighted-average fleet age and remaining lease term calculated based on net book value.
(2)	As of September 30, 2020 we did not have any aircraft classified as flight equipment held for sale. As of December 31, 2019 we had eight aircraft classified as flight equipment held for sale which are included in Other assets on the Consolidated Balance Sheet. All of these aircraft are excluded from the owned fleet count and included in our managed fleet count.
(3)	As of September 30, 2020, we had options to acquire up to 25 Airbus A220 aircraft. As of December 31, 2019, we had options to acquire up to 45 Boeing 737-8 MAX aircraft, that have since expired without being exercised, and up to 25 Airbus A220 aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline’s principal place of business as of September 30, 2020 and December 31, 2019 (in thousands, except percentages):

	September 30, 2020		December 31, 2019
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total
Europe	$6,062,005	31.1%	$5,438,775	29.0%
Asia (excluding China)	5,364,212	27.5%	4,985,525	26.7%
China	2,795,615	14.3%	2,930,752	15.7%
The Middle East and Africa	2,317,599	11.9%	2,242,215	12.0%
Central America, South America and Mexico	1,085,289	5.6%	1,116,814	6.0%
Pacific, Australia and New Zealand	965,884	4.9%	993,858	5.3%
U.S. and Canada	925,892	4.7%	996,398	5.3%
Total	$19,516,496	100.0%	$18,704,337	100.0%

The following table sets forth the number of aircraft we owned by aircraft type as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	21	6.8%	21	7.2%
Airbus A320-200neo	17	5.5%	13	4.5%
Airbus A321-200	28	9.1%	28	9.6%
Airbus A321-200neo	43	14.0%	35	12.0%
Airbus A330-200	13	4.2%	12	4.1%
Airbus A330-300	8	2.6%	7	2.4%
Airbus A330-900neo	7	2.3%	7	2.4%
Airbus A350-900	11	3.6%	10	3.4%
Airbus A350-1000	1	0.3%	—	—%
Boeing 737-700	4	1.3%	4	1.4%
Boeing 737-800	84	27.3%	85	29.1%
Boeing 737-8 MAX	15	4.9%	15	5.1%
Boeing 767-300ER	—	—%	1	0.3%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	7.8%	24	8.2%
Boeing 787-9	23	7.5%	23	8.0%
Boeing 787-10	6	1.9%	4	1.4%
Embraer E190	1	0.3%	1	0.3%
Total	308	100.0%	292	100.0%

As of September 30, 2020, we had commitments to acquire a total of 372 new aircraft for delivery through 2026 as follows:

	Estimated Delivery Years
Aircraft Type	2020	2021	2022	2023	2024	Thereafter	Total
Airbus A220-300(1)	—	—	3	14	12	21	50
Airbus A320/321neo(2)	7	32	22	23	27	37	148
Airbus A330-900neo	1	3	7	4	—	—	15
Airbus A350-900/1000	1	4	3	4	5	1	18
Boeing 737-7/8/9 MAX	—	15	20	42	30	—	107
Boeing 787-9/10	5	9	8	10	2	—	34
Total	14	63	63	97	76	59	372
(1)	In addition to our commitments, as of September 30, 2020, we had options to acquire up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.
(2)	Our Airbus A320/321neo aircraft orders include 45 long-range variants and 29 extra long-range variants.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, we and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted our actual delivery dates. For several years, we have experienced delivery delays for certain of our Airbus orderbook aircraft, primarily the A321neo aircraft and, to a lesser extent, A330neo aircraft. The worldwide grounding of the Boeing 737 MAX aircraft (“737 MAX”) began on March 10, 2019, and remains in effect. As a result, Boeing temporarily halted production and delivery of all 737 MAX aircraft. While production of the 737 MAX resumed in the second quarter, deliveries remain on hold. The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have both completed flight testing for recertification of the 737 MAX , though a number of key milestones remain before the aircraft can return to service. Lifting of the grounding is subject to the approval of the FAA, EASA and other global regulatory authorities, and we are unable to speculate as to when this may occur. Even after the grounding is lifted, Boeing’s ability to deliver 737 MAX aircraft may be impacted as a result of the COVID-19 pandemic. We are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of, and the delivery delays associated with the 737 MAX aircraft that we own or have on order, which could result in changes to the commitment table.

The ongoing COVID-19 pandemic has caused delivery delays of aircraft in our orderbook and is expected to continue to cause delays of aircraft deliveries. As discussed in further detail above in “Impact of COVID-19 Pandemic,” the pandemic has resulted in numerous travel restrictions and business shutdowns or other operating limitations, including the temporary closure of final aircraft assembly facilities for each of Boeing and Airbus. In the second quarter of 2020, Boeing and Airbus resumed production in these facilities but with reduced output.

As a result of the temporary closures of the Boeing and Airbus facilities and the subsequently reduced production by these manufacturers, most of our expected aircraft deliveries were delayed during the second and third quarter. Given the dynamic nature of the ongoing COVID-19 pandemic, we are in ongoing discussions with Boeing and Airbus to determine the impact and duration of delivery delays. However, we are not yet able to determine the impact of the delivery delays, and as such, expected delivery dates could materially change.

The aircraft purchase commitments discussed above also could be impacted by lease cancellation. Our leases typically provide that we and our airline customer each have a cancellation right related to certain aircraft delivery delays. Our purchase agreements with Boeing and Airbus also generally provide that we and the manufacturer each have cancellation rights that typically are parallel with our cancellation rights in our leases. Our leases and our purchase agreements with Boeing and Airbus generally provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. As of September 30, 2020, we have canceled our orders for 19 737 MAX aircraft with Boeing. We believe that the majority of our 737 MAX aircraft deliveries in our orderbook will be delayed more than 12 months.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of September 30, 2020. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook, including Boeing 737 MAX delivery delays after the grounding of such aircraft is lifted. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but given the dynamic nature of the ongoing COVID-19 pandemic, we are not yet able to determine the full impact of the delivery delays.

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2020	14	14	100.0%
2021	63	62	98.4%
2022	63	50	79.4%
2023	97	36	37.1%
2024	76	14	18.4%
Thereafter	59	1	1.7%
Total	372	177

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines throughout the world. As of September 30, 2020, we had a globally diversified customer base comprised of 107 airlines in 61 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development, which may be negatively impacted by economic disruption, macroeconomic conditions and geopolitical and policy risks, among other factors. COVID-19 has caused significant disruption to the commercial airline industry resulting in a meaningful decline in air travel demand and subsequent flight cancellations, negatively impacting airlines, aircraft manufacturers, and other related businesses. The International Air Transport Association (“IATA”) reported that passenger traffic fell 65% year-over-year for the first nine months of 2020 and 73% year-over-year for the month of September 2020, primarily due to COVID-19. As a result, IATA now expects airline passenger volumes to fall 68% in 2020 as compared to 2019, with the path of recovery dependent upon the pandemic and the relaxation of enforced air travel restrictions in many countries globally. While domestic and regional airline traffic have improved since the industry low in April, international and business air travel demand remain challenged.

We expect a significant increase in financial difficulties for our airline customers through the remainder of 2020 and into 2021 and potentially longer, resulting in additional requests for lease deferrals or other lease concessions, requests to return aircraft early and lease defaults. We also expect increased airline reorganizations, liquidations, or other forms of bankruptcies, which may include our aircraft customers and result in the early return of aircraft or changes in our lease terms. As of the date of this filing, we had 19 aircraft across five airlines which were subject to various forms of insolvency proceedings.

Approximately 73% of the net book value of our fleet are leased to flag carriers or airlines that have some form of governmental ownership; however, this does not guarantee our ability to collect contractual rent payments. We believe that having a large portion of the net book value of our fleet on lease with flag carriers or airlines with some form of governmental ownership, coupled with the overall quality of our aircraft and security deposits and maintenance reserves under our leases will help mitigate our customer default risk.

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

We and airlines around the world have continued to experience delivery delays from Boeing and Airbus, from which we have 372 aircraft on order as of September 30, 2020, as discussed above in “Our Fleet.” The Airbus delays and the 737 MAX grounding have impacted the growth of our company as well as the growth of our airline customers, passenger growth and airline profitability and we expect this to continue. As a result of continued production delays and the impact of COVID-19, we expect aircraft deliveries to be lower than previously anticipated for 2020 and delivery delays could potentially extend well into 2021 and beyond. While we have planned our capital expenditures for the remainder of 2020 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes. As a result of these delivery delays, we also anticipate reduced sales activity.

The worldwide grounding of the 737 MAX began on March 10, 2019, and remains in effect. As a result, Boeing temporarily halted production and delivery of all 737 MAX aircraft. While production of the 737 MAX has since resumed, deliveries remain on hold. Since March of 2019, airlines affected by this grounding have had to adjust flight schedules or cancel flights, back fill aircraft with other aircraft types or keep older aircraft in service longer. These operational changes and the uncertainty of when the 737 MAX aircraft will return to service and when Boeing will resume deliveries have impacted the profitability of certain airlines. The FAA and EASA have both completed flight testing for recertification of the 737 MAX, though a number of key milestones remain before the aircraft can return to service. Lifting of the grounding is subject to the approval of the FAA, EASA and other global regulatory authorities, and we are unable to speculate as to when this may occur. Even after the grounding is lifted, Boeing’s ability to deliver 737 MAX aircraft may be impacted as a result of the COVID-19 pandemic.

As of September 30, 2020, we owned and leased 15 737 MAX aircraft and we had 107 737 MAX aircraft on order. With respect to the 15 737 MAX aircraft we own and lease, our airline customers are obligated to continue to make payments under the lease, irrespective of any difficulties in which the lessees may encounter, including an aircraft fleet grounding. However, some of our airline customers for these 15 737 MAX aircraft lease payments are in arrears.

We expect that if the grounding continues for an extended time, or if there are significant 737 MAX delivery delays even after the grounding is lifted as a result of the impact of the COVID-19 pandemic, more of our customers may seek to cancel their lease contracts with us. As of September 30, 2020, we have canceled our orders for 19 737 MAX aircraft with Boeing. It is unclear at this point if we will cancel more of our 737 MAX delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of possible damages resulting from the grounding of and the delivery delays associated with the 737 MAX aircraft that we own and have on order.

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

Further as it relates to Airbus aircraft, in October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. In March 2020, the tariffs on aircraft were raised to 15%. The U.S. government has recently made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, such as Europe and China. In response, many U.S. trading partners, including Europe and China, have imposed or proposed new or higher tariffs on U.S. products. In October 2020, the World Trade Organization authorized the European Union (“E.U.”) to enact approximately $4.0 billion of tariffs on products manufactured in the U.S. On November 9, 2020, the E.U. announced a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft, effective November 10, 2020. We are currently monitoring the impact of U.S. trade policies on our future Airbus deliveries to U.S. customers, and are assessing the impact the new E.U. tariffs will have on our Boeing deliveries to customers in the E.U. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and U.S. trading partners. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for aircraft, increase the cost of aircraft components, further delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including taxes, insurance, aircraft maintenance and the costs associated with the importation of the aircraft.

Given the impact of COVID-19 on our industry, it is unclear at this time how competition within the aircraft leasing industry will evolve or change in the coming months and what the corresponding impact on lease rates will be as a result of the change in the competitive landscape, COVID-19, trade matters, the aircraft delays from Airbus and Boeing or other items.

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of debt financing products. We have structured ourselves with the goal to maintain investment-grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis with primarily fixed-rate debt. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another and also reduces structural subordination in our capital structure. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt and secured markets serves as a key advantage in managing our liquidity. Aircraft delivery delays as a product of the COVID-19 pandemic and the 737 MAX grounding are expected to further reduce our debt financing needs for the next six to twelve months and potentially beyond. We continue to monitor COVID-19 and its impact on our overall liquidity position and outlook.

We ended the third quarter of 2020 with total debt outstanding, net of discounts and issuance costs, of $15.2 billion compared to $13.6 billion as of December 31, 2019. Our unsecured debt increased to $15.0 billion as of September 30, 2020 from $13.3 billion as of December 31, 2019. Our unsecured debt as a percentage of total debt increased to 97.9% as of September 30, 2020 from 96.6% as of December 31, 2019.

Our cash flows provided by operating activities decreased by 26.1% or $254.0 million, to $717.6 million for the nine months ended September 30, 2020 as compared to $971.6 million for the nine months ended September 30, 2019. The decrease in our cash flow provided by operating activities is primarily due to an increase in deferred lease payments as a result of the COVID-19 pandemic. Our cash flow used in investing activities was $1.4 billion for the nine months ended September 30, 2020, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our sales and trading activity. Our cash flow provided by financing activities was $1.6 billion for the nine months ended September 30, 2020, which resulted primarily from the issuance of unsecured notes partially offset by the repayment of outstanding debt. We expect the impact of COVID-19, including as a result of rent deferrals and other lease concessions made or that we may make in the future to our customers, will continue to have negative impact on cash flow from operating activities.

We ended the third quarter of 2020 with available liquidity of $7.2 billion which is comprised of unrestricted cash of $1.2 billion and an available borrowing capacity under our Revolving Credit Facility of $6.0 billion. Our Revolving Credit Facility does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through at least next 12 months. A key component of the ongoing liquidity available to us is our Revolving Credit Facility, for which the substantial majority of the commitments mature in 2023. Our Revolving Credit Facility is syndicated across 49 financial institutions from around various regions of the world, diversifying our reliance on any individual lending institution. We continue to utilize our Revolving Credit Facility in the normal course of business.

We have a balanced approach to capital allocation based on the following priorities, ranked in order of importance: first, investing in modern, in-demand aircraft to profitably grow our core aircraft leasing business while maintaining strong fleet metrics and creating sustainable long-term shareholder value; second, maintaining our investment grade balance sheet utilizing unsecured debt as our primary form of financing; and finally, in lockstep with the aforementioned priorities, returning excess cash to shareholders through our dividend policy as well as regular evaluation of share repurchases, as appropriate.

The ultimate impact the COVID-19 pandemic may have on our business, results of operations and financial condition over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of the COVID-19 pandemic on our airline customers and the magnitude and duration of the pandemic. We currently believe that our cash on hand, current debt arrangements and general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures, including aircraft acquisition over the next 12 months. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies, or ECAs for future aircraft deliveries, which will further enhance our liquidity position.

As of September 30, 2020, we were in compliance in all material respects with the covenants contained in our debt agreements. A ratings downgrade will not result in a default under any of our debt agreements, but it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Debt

Our debt financing was comprised of the following at September 30, 2020 and December 31, 2019 (in thousands, except percentages):

	September 30, 2020	December 31, 2019
Unsecured
Senior notes	$14,069,115	$12,357,811
Term financings	967,000	883,050
Revolving credit facility	—	20,000
Total unsecured debt financing	15,036,115	13,260,861
Secured
Term financings	289,207	428,824
Export credit financing	26,619	31,610
Total secured debt financing	315,826	460,434

Total debt financing	15,351,941	13,721,295
Less: Debt discounts and issuance costs	(171,796)	(142,429)
Debt financing, net of discounts and issuance costs	$15,180,145	$13,578,866
Selected interest rates and ratios:
Composite interest rate(1)	3.13%	3.34%
Composite interest rate on fixed-rate debt(1)	3.29%	3.39%
Percentage of total debt at fixed-rate	91.35%	88.40%
(1)	This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of September 30, 2020, we had $14.1 billion in senior unsecured notes outstanding. As of December 31, 2019, we had $12.4 billion in senior unsecured notes outstanding.

During the nine months ended September 30, 2020, we issued $3.0 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million due 2025 at a fixed rate of 2.30%, (ii) $650.0 million due 2030 at a fixed rate of 3.00% (iii) $850.0 million due 2025 at a fixed rate of 3.375% and (iv) $700.0 million due 2026 at a fixed rate of 2.875%.

During the nine months ended September 30, 2020, we repurchased $206.1 million in aggregate principal amount of Floating Rate Medium-Term Notes due 2021. The debt repurchases resulted in a gain of $14.0 million and is included in Aircraft sales, trading and other revenue in our Consolidated Statements of Income and Comprehensive Income.

Unsecured revolving credit facility

As of September 30, 2020, we did not have amounts outstanding under the Revolving Credit Facility. The total amount outstanding under the Revolving Credit Facility was $20.0 million as of December 31, 2019.

We have an unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as agent (the “Revolving Credit Facility”). During the nine months ended September 30, 2020, we increased the aggregate capacity of our unsecured revolving credit facility by $250.0 million. On May 5, 2020, commitments totaling $92.7 million of our committed unsecured revolving credit facility matured. As of September 30, 2020, the aggregate capacity of our committed unsecured revolving credit facility was approximately $6.0 billion. Lenders hold revolving commitments totaling approximately $5.5 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022 and commitments totaling $5.0 million that mature on May 5, 2021.

As of September 30, 2020, borrowings under our committed unsecured revolving credit facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines in the credit ratings for our debt) in respect of total commitments under our unsecured revolving credit facility. Borrowings under our committed unsecured revolving credit facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

Secured debt financing

In June 2020, we entered into an amendment to our secured warehouse facility to extend the final maturity to June 2021. The facility will continue to bear a floating interest rate of LIBOR plus 2.00%. As part of the amendment, the credit facility was converted to full recourse against us and excess cash collateral was released. The outstanding balance on our secured warehouse facility was $100.4 million and $128.5 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the outstanding balance on our secured debt financings, including our secured warehouse facility and our export credit financing, was $315.8 million and we had pledged 12 aircraft as collateral with a net book value of $636.6 million. As of December 31, 2019, the outstanding balance on our secured debt financings, including our secured warehouse facility and our export credit financing, was $460.4 million and we had pledged 15 aircraft as collateral with a net book value of $890.7 million.

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

We paid a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock on each of March 15, 2020, June 15, 2020 and September 15, 2020, and our board of directors has approved a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock to be paid on December 15, 2020.

Potential Impact of LIBOR Transition

As of September 30, 2020, we had approximately $1.3 billion of floating rate debt outstanding that used LIBOR as the applicable reference rate to calculate the interest on such debt. Additionally, our Series A Preferred Stock will in the future accrue dividends at a floating rate determined by reference to LIBOR, if available. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are currently intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

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

If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt if LIBOR is discontinued, we would expect to incur additional interest expense on such indebtedness as of September 30, 2020 of approximately $13.3 million on an annualized basis. Further, if LIBOR is discontinued and there is no acceptable alternative reference rate, some of our floating rate debt, including certain senior unsecured notes issued under our Medium-Term Note Program, may effectively become fixed rate debt. As a result, the cost of this debt would increase to us if and as interest rates decreased.

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

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2020 and 2019 (in thousands, except per share amounts and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
Revenues
Rental of flight equipment	$468,443	$492,869	$1,462,999	$1,412,478
Aircraft sales, trading and other	25,158	38,033	63,338	55,870
Total revenues	493,601	530,902	1,526,337	1,468,348
Expenses
Interest	107,519	104,637	317,753	290,681
Amortization of debt discounts and issuance costs	10,899	9,078	31,660	26,330
Interest expense	118,418	113,715	349,413	317,011
Depreciation of flight equipment	195,054	183,788	577,969	514,948
Selling, general and administrative	20,239	34,715	75,142	92,188
Stock-based compensation	6,635	4,897	14,956	14,934
Total expenses	340,346	337,115	1,017,480	939,081
Income before taxes	153,255	193,787	508,857	529,267
Income tax expense	(32,860)	(38,000)	(103,686)	(107,081)
Net income	$120,395	$155,787	$405,171	$422,186
Preferred stock dividends	(3,843)	(3,844)	(11,531)	(8,115)
Net income available to common stockholders	$116,552	$151,943	$393,640	$414,071

Earnings per share of common stock
Basic	$1.02	$1.36	$3.46	$3.71
Diluted	$1.02	$1.34	$3.46	$3.67

Other financial data
Pre-tax profit margin	31.0%	36.5%	33.3%	36.0%
Adjusted net income before income taxes(1)	$166,946	$203,918	$543,942	$562,416
Adjusted pre-tax profit margin(1)	33.8%	38.4%	35.6%	38.3%
Adjusted diluted earnings per share before income taxes(1)	$1.47	$1.80	$4.77	$4.98
Pre-tax return on common equity (trailing twelve months)	12.8%	14.3%	12.8%	14.3%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	13.9%	15.4%	13.9%	15.4%
(1)	Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin:
Net income available to common stockholders	$116,552	$151,943	$393,640	$414,071
Amortization of debt discounts and issuance costs	10,899	9,078	31,660	26,330
Stock-based compensation	6,635	4,897	14,956	14,934
Provision for income taxes	32,860	38,000	103,686	107,081
Adjusted net income before income taxes	$166,946	$203,918	$543,942	$562,416

Total revenues	$493,601	$530,902	$1,526,337	$1,468,348
Adjusted pre-tax profit margin(1)	33.8%	38.4%	35.6%	38.3%
(1)	Adjusted pre-tax profit margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes:
Net income available to common stockholders	$116,552	$151,943	$393,640	$414,071
Amortization of debt discounts and issuance costs	10,899	9,078	31,660	26,330
Stock-based compensation	6,635	4,897	14,956	14,934
Provision for income taxes	32,860	38,000	103,686	107,081
Adjusted net income before income taxes	$166,946	$203,918	$543,942	$562,416
Weighted-average diluted common shares outstanding	113,951,102	113,263,396	113,928,775	112,837,526
Adjusted diluted earnings per share before income taxes	$1.47	$1.80	$4.77	$4.98

The following table shows the reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months September 30,
	2020	2019

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity:
Net income available to common stockholders	$554,732	$552,470
Amortization of debt discounts and issuance costs	42,021	34,805
Stock-based compensation	20,767	19,247
Provision for income taxes	145,169	140,710
Adjusted net income before income taxes	$762,689	$747,232

Common shareholders' equity as of beginning of the period	$5,212,173	$4,478,918
Common shareholders' equity as of end of the period	$5,727,323	$5,212,173
Average common shareholders' equity	$5,469,748	$4,845,546

Adjusted pre-tax return on common equity	13.9%	15.4%

Three months ended September 30, 2020, compared to the three months ended September 30, 2019

Rental revenue

As of September 30, 2020, we owned 308 aircraft with a net book value of $19.5 billion and recorded $468.4 million in rental revenue for the quarter then ended, which included $8.8 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of September 30, 2019, we owned 307 aircraft with a net book value of 18.9 billion and recorded $492.9 million in rental revenue for the quarter ended September 30, 2019, which included $4.6 million in amortization expense related to initial direct costs, which is net of overhaul revenue. Our rental revenue for the quarter ended September 30, 2020 decreased as compared to the prior year due to $25.3 million in rental revenue not recognized because collection was not reasonably assured for certain lessees. Aircraft on lease with these lessees represented approximately 6.6% of our fleet by net book value as of September 30, 2020.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $25.2 million for the three months ended September 30, 2020, of which $17.3 million was related to the sale of one aircraft and lease termination fees recognized during the quarter. Aircraft sales, trading and other revenue totaled $38.0 million for the three months ended September 30, 2019, of which $31.5 million was related to the sale of five aircraft from our operating lease portfolio and lease termination fees recognized during the quarter.

Interest expense

Interest expense totaled $118.4 million for the three months ended September 30, 2020 compared to $113.7 million for the three months ended September 30, 2019. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by a decrease in our composite interest rate. We ended the quarter with an available liquidity balance of $7.2 billion. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $195.1 million in depreciation expense of flight equipment for the three months ended September 30, 2020 compared to $183.8 million for the three months ended September 30, 2019. The increase in depreciation expense for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is primarily attributable to the acquisition of additional aircraft in our operating fleet during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $20.2 million for the three months ended September 30, 2020 compared to $34.7 million for the three months ended September 30, 2019. Selling, general and administrative expense as a percentage of total revenue decreased to 4.1% for the three months ended September 30, 2020 compared to 6.5% for the three months ended September 30, 2019. The decrease in selling, general and administrative expenses is primarily due to a decrease in operating expenses and lower transactional costs incurred during the period.

Taxes

The effective tax rate was 21.4% and 19.6% for the three months ended September 30, 2020 and 2019, respectively. Changes in the tax rate were primarily driven by variances in permanent items.

Net income available to common stockholders

For the three months ended September 30, 2020, we reported consolidated net income available to common stockholders of $116.6 million, or $1.02 per diluted share, compared to a consolidated net income available to common stockholders of $151.9 million, or $1.34 per diluted share, for the three months ended September 30, 2019. Net income available to common stockholders decreased in the third quarter of 2020 as compared to 2019, primarily due to the decrease in rental revenue and an increase in interest expense, partially offset by a decrease in selling, general and administrative expenses.

Adjusted net income before income taxes

For the three months ended September 30, 2020, we recorded adjusted net income before income taxes of $166.9 million, or $1.47 per diluted share, compared to an adjusted net income before income taxes of $203.9 million, or $1.80 per diluted share, for the three months ended September 30, 2019. Our adjusted net income before income taxes decreased primarily due to a decrease in rental revenue and an increase in interest expense, partially offset by a decrease in selling, general and administrative expenses.

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

Nine months ended September 30, 2020, compared to the nine months ended September 30, 2019

Rental revenue

As of September 30, 2020, we owned 308 aircraft with a net book value of $19.5 billion and recorded $1.5 billion in rental revenue for the nine months then ended, $22.4 million in amortization expense related to initial direct costs, which is net of overhaul revenue. In the prior year, as of September 30, 2019, we owned 307 aircraft with a net book value of $18.9 billion and recorded $1.4 billion in rental revenue for the nine months then ended, which included overhaul revenue, net of amortization expense related to initial direct costs, of $11.3 million. This increase was primarily driven by the continued growth of our fleet as compared to prior year, partially offset by $30.8 million in rental revenue not recognized during the nine months ended September 30, 2020 because collection was not reasonably assured for certain lessees. Aircraft on lease with these lessees represented approximately 6.6% of our fleet by net book value as of September 30, 2020.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $63.3 million for the nine months ended September 30, 2020, of which $31.1 million was related to the sale of eight aircraft and lease termination fees recognized during the nine month period. In addition, we recorded $14.0 million in other revenue related to the repurchase of $206.1 million in aggregate principal amount of our Floating Rate Medium-Term Notes due 2021. Aircraft sales, trading and other revenue totaled $55.9 million for the nine months ended September 30, 2019, of which $33.4 million was related to the sale of 11 aircraft from our operating lease portfolio and lease termination fees recognized during the nine month period.

Interest expense

Interest expense totaled $349.4 million for the nine months ended September 30, 2020 compared to $317.0 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by the decrease in our composite interest rate. We ended the quarter with an available liquidity balance of $7.2 billion. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $578.0 million in depreciation expense of flight equipment for the nine months ended September 30, 2020 compared to $514.9 million for the nine months ended September 30, 2019. The increase in depreciation expense for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $75.1 million for the nine months ended September 30, 2020 compared to $92.2 million for the nine months ended September 30, 2019. Selling, general and administrative expense as a percentage of total revenue decreased to 4.9% for the nine months ended September 30, 2020 compared to 6.3% for the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses is primarily due to a decrease in operating expenses and lower transactional costs incurred during the period.

Taxes

The effective tax rate was 20.4% and 20.2% for the nine months ended September 30, 2020 and 2019, respectively. Changes in the tax rate were primarily driven by variances in permanent items.

Net income available to common stockholders

For the nine months ended September 30, 2020, we reported consolidated net income available to common stockholders of $393.6 million, or $3.46 diluted share, compared to a consolidated net income available to common stockholders of $414.1 million, or $3.67 per diluted share, for the nine months ended September 30, 2019. Net income available to common stockholders decreased for the nine months ended September 30, 2020 as compared to 2019, primarily due to an increase in interest expense, partially offset by an increase in rental revenue and a decrease in selling, general and administrative expenses.

Adjusted net income before income taxes

For the nine months ended September 30, 2020, we recorded adjusted net income before income taxes of $543.9 million, or $4.77 per diluted share, compared to an adjusted net income before income taxes of $562.4 million, or $4.98 per diluted share, for the nine months ended September 30, 2019. Our adjusted net income before income taxes decreased for the nine months ended September 30, 2020 as compared to 2019, primarily due to an increase in interest expense, partially offset by an increase in rental revenue and a decrease in selling, general and administrative expenses.

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

Contractual Obligations

Our contractual obligations as of September 30, 2020, are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations	$172,778	$1,934,141	$2,730,561	$2,502,123	$1,525,428	$6,486,910	$15,351,941
Interest payments on debt outstanding(1)	83,800	458,685	404,501	333,891	257,424	504,325	2,042,626
Purchase commitments(2)(3)	1,213,581	4,841,564	5,604,050	6,153,520	4,211,633	2,789,136	24,813,484
Operating leases	1,725	7,426	6,583	6,398	4,556	33,086	59,774
Total	$1,471,884	$7,241,816	$8,745,695	$8,995,932	$5,999,041	$9,813,457	$42,267,825
(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2020.
(2)	Purchase commitments reflect our estimate of future Boeing and Airbus aircraft deliveries based on information currently available to us. The actual delivery dates of such aircraft and expected time for payment of such aircraft may differ from our estimates and could be further impacted by ongoing COVID-19 pandemic and the length of the 737 MAX grounding and the pace at which Boeing can deliver aircraft following the lifting of the 737 MAX grounding, among other factors. Purchase commitments include only the costs of aircraft in our committed orderbook and do not include costs of aircraft that we have the option to purchase or have the right to purchase through memorandums of understanding or letters of intent.
(3)	Due to the expected aircraft delivery delays, we expect approximately $5.1 billion of our purchase commitments will be subject to cancellation by the time of delivery.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2019. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting policies in the nine months ended September 30, 2020.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of September 30, 2020 and December 31, 2019, we had $1.3 billion and $1.6 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $13.3 million and $15.9 million as of September 30, 2020 and December 31, 2019, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of September 30, 2020, 91.4% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.8% and 0.7% of our lease revenues were denominated in foreign currency as of September 30, 2020 and December 31, 2019, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2020. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation.	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

4.1	Description of Capital Stock	10-K	001-35121	4.1	February 14, 2020

10.1†	Amendment No. 15 to the A350XWB Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.2†	Amendment No. 3 to Agreement, dated August 31, 2020, between Airbus S.A.S. and Air Lease Corporation				Filed herewith

10.3†	Amendment No. 11 to the A330-900 NEO Purchase Agreement, dated August 31, 2020, between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.4†	Amendment No. 27 to A320 NEO Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.5†	Amendment No. 1 to the A220 Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

†Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

November 9, 2020	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 9, 2020	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)