Form 10-K
period 2020-12-31
AIR LEASE CORP
filed 2021-02-22
CIK 1487712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of registrant’s voting stock held by non-affiliates was approximately $3.1 billion on June 30, 2020, based upon the last reported sales price on the New York Stock Exchange. As of February 19, 2021, there were 113,873,911 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2021 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report.

Form 10-K

For the Fiscal Year Ended December 31, 2020

INDEX

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations, and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general commercial aviation industry, economic, and business conditions, which will, among other things, affect demand for aircraft, availability, and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Summary Risk Factors” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

PART I

ITEM 1. BUSINESS

Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

We currently have relationships with over 200 airlines across 70 countries. We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including markets such as Asia, Europe, the Middle East and Africa, U.S. and Canada, the Pacific, Australia and New Zealand, and Central America, South America and Mexico. Prior to the COVID-19 pandemic, many of these markets were experiencing increased demand for passenger airline travel and have lower market saturation than more mature markets such as the United States and Western Europe. We expect that these markets will also present significant replacement opportunities in upcoming years as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. An important focus of our strategy is meeting the needs of this replacement market. Airlines in some of these markets have fewer financing alternatives, enabling us to command relatively higher lease rates compared to those in more mature markets.

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

During the year ended December 31, 2020, we purchased and took delivery of 26 aircraft from our new order pipeline, purchased 15 incremental aircraft in the secondary market, and sold eight aircraft, ending the period with a total of 332 aircraft in our operating lease portfolio with a net book value of $20.4 billion. The weighted average lease term remaining on our operating lease portfolio was 6.9 years and the weighted average age of our fleet was 4.1 years as of December 31, 2020. The net book value of our fleet grew by 9.0% to $20.4 billion as of December 31, 2020 compared to $18.7 billion as of December 31, 2019. Our managed fleet decreased slightly to 81 aircraft as compared to the prior year primarily due to aircraft sales from our managed fleet. We have a globally diversified customer base comprised of 112 airlines in 60 countries. Our lease utilization rate for the fourth quarter of 2020 was 99.8%.

As of December 31, 2020, we had commitments to purchase 361 aircraft from Boeing and Airbus for delivery through 2027, with an estimated aggregate commitment of $23.9 billion. We ended 2020 with $26.8 billion in committed minimum future rental payments. We have placed 92% of our orderbook on long-term leases for aircraft delivering through the end of 2022 and 73% through the end of 2023. We have $13.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.2 billion in minimum future rental payments related to aircraft which will deliver between 2021 and 2025.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds from our aircraft leasing and sales activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of government guaranteed export credit or other forms of secured financing. In 2020, we issued $4.5 billion in aggregate principal amount of senior unsecured notes with maturities ranging from 2025 to 2030 with a weighted average interest rate of 2.93%. We ended 2020 with total debt outstanding, net of discounts and issuance costs, of $16.5 billion, of which 93.0% was at a fixed rate and 98.2% of which was unsecured. As of December 31, 2020, our composite cost of funds was 3.13%.

Our total revenues for the year ended December 31, 2020 decreased by 0.1% to $2.0 billion as compared to 2019. Despite the continued growth of our fleet, our revenues decreased due to a reduction in our aircraft sales, trading and other activity. Additionally, we were not able to recognize $49.4 million of rental revenue because collection was not reasonably assured for certain of our leases. Finally, we entered into lease restructurings, which typically included lease extensions, resulting in a decrease of approximately $49.2 million in revenue for the year ended December 31, 2020. During the year ended December 31, 2020, our net income available to common stockholders was $500.9 million compared to $575.2 million for the year ended December 31, 2019. Our diluted earnings per share for the full year 2020 was $4.39 compared to $5.09 for the full year 2019. The decrease in net income available to common stockholders in 2020 as compared to 2019 was primarily due to the decrease in revenues as discussed above and an increase in depreciation and interest expense from the growth of our fleet and due to our increased liquidity position, partially offset by a decrease in selling, general and administrative expenses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our financial results for the year ended December 31, 2020.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2020 was $692.0 million or $6.07 per diluted share, compared to $781.2 million, or $6.91 per diluted share for the year ended December 31, 2019. As discussed above, the decrease in our adjusted net income before income taxes was principally driven by the decrease in revenues and an increase in depreciation and interest expense, partially offset by a decrease in selling, general and administrative expenses. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income available to common stockholders.

Industry Outlook

COVID-19 has caused disruption to the commercial airline industry resulting in a significant decline in air travel, negatively impacting airlines, aircraft manufacturers, and other related businesses. The International Air Transport Association (“IATA”) reported that passenger traffic fell 66% year-over-year in calendar year 2020. While domestic and regional airline traffic have improved since the industry low in April 2020, passenger traffic remains challenged, especially with respect to international and business air travel demand.

Despite these negative impacts of COVID-19 on the aviation industry throughout 2020 and in 2021 to date, we believe that the fundamental drivers that have historically benefited our business will do so again in the future. Those drivers include: the growth of passenger traffic over time; the increased role of lessors over the past fifty years; and the need and desire for airlines to replace aging aircraft. The replacement cycle of aging aircraft has been accelerated during the pandemic as airlines adapt to lower levels of passenger traffic and focus on environmental sustainability initiatives. In addition to these historical drivers, certain placements of our new aircraft and lease extensions of aircraft in our existing fleet have been driven by airlines accommodating manufacturer delays. We expect that this may continue so long as production delays persist.

Moving forward, we believe that certain secular tailwinds that have supported air travel in the past will ultimately drive demand for air travel and our aircraft going forward, including: the potential for growth in the middle class worldwide, a shift in spending habits to prioritize experiences, and the cost of air travel which can often be lower than other expenditures largely driven by fares offered by low-cost carriers. We believe that the broader recovery of passenger traffic is reliant on key initiatives and milestones occurring around the world, including: the implementation and understanding of safety measures by passengers, such as wearing masks and rapid testing; the approval and application of effective vaccines for the treatment of COVID-19 and successful distribution of those vaccines; and finally, removal of travel restrictions which will allow the free flow of passenger traffic once again.

Though passenger traffic currently remains restrained by the virus resurgence, border closures and government travel restrictions as of February 22, 2021, at various points in 2020 we saw indications in domestic traffic data that the desire for the public to travel by air remains. Based on these indicators and historical trends, we expect that domestic and leisure traffic will recover before business traffic, and that the return of business travel may occur in phases.

Operations to Date

Current Fleet

The net book value of our fleet increased by 9.0% to $20.4 billion as of December 31, 2020 compared to $18.7 billion as of December 31, 2019. As of December 31, 2020, we owned 332 aircraft in our flight equipment subject to operating leases portfolio, comprised of 236 narrowbody aircraft and 96 widebody aircraft, with a weighted average age of 4.1 years. As of December 31, 2019, we owned 292 aircraft, comprised of 203 narrowbody aircraft and 89 widebody aircraft, with a weighted average age of 3.5 years. Our managed fleet decreased slightly to 81 aircraft as compared to the prior year primarily due to aircraft sales from our managed fleet.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total

	(in thousands, except percentages)
Asia (excluding China)	$573,722	29.5%	$484,017	25.3%	$412,465	25.3%
Europe	525,543	27.0%	531,778	27.7%	476,515	29.2%
China	341,121	17.5%	357,278	18.6%	329,977	20.2%
The Middle East and Africa	220,017	11.3%	226,932	11.8%	179,497	11.0%
U.S. and Canada	106,694	5.5%	98,627	5.1%	77,678	4.8%
Pacific, Australia, and New Zealand	91,410	4.7%	93,387	4.9%	46,332	2.8%
Central America, South America, and Mexico	88,113	4.5%	124,850	6.6%	108,736	6.7%
Total	$1,946,620	100.0%	$1,916,869	100.0%	$1,631,200	100.0%

The following table sets forth the regional concentration based on each airline’s principal place of business of our flight equipment subject to operating leases based on net book value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

	(in thousands, except percentages)
Europe	$6,413,557	31.4%	$5,438,775	29.0%
Asia (excluding China)	5,513,498	27.1%	4,985,525	26.7%
China	2,766,543	13.5%	2,930,752	15.7%
The Middle East and Africa	2,356,418	11.6%	2,242,215	12.0%
U.S. and Canada	1,298,974	6.4%	996,398	5.3%
Central America, South America, and Mexico	1,074,792	5.3%	1,116,814	6.0%
Pacific, Australia, and New Zealand	956,568	4.7%	993,858	5.3%
Total	$20,380,350	100.0%	$18,704,337	100.0%

At December 31, 2020 and 2019, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2020		December 31, 2019
	Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total
Europe	48	42.9%	43	40.6%
Asia (excluding China)	20	17.8%	19	17.9%
The Middle East and Africa	14	12.5%	13	12.3%
U.S. and Canada	11	9.8%	10	9.4%
China	9	8.0%	9	8.5%
Central America, South America, and Mexico	7	6.3%	9	8.5%
Pacific, Australia, and New Zealand	3	2.7%	3	2.8%
Total	112	100.0%	106	100.0%
(1)	A customer is an airline with its own operating certificate.

For the years ended December 31, 2020, 2019, and 2018, China was the only individual country that represented at least 10% of our rental revenue based on each airline’s principal place of business. In 2020, 2019, and 2018, no rental revenue from any individual airline represented 10% or more of our rental revenue. Our customer base is highly diversified, with our average customer representing approximately 1.1% of our fleet net book value as of December 31, 2020.

Aircraft Acquisition Strategy

We seek to acquire the most highly in demand and widely distributed, modern technology, fuel efficient narrowbody and widebody commercial jet aircraft. Our strategy is to order new aircraft directly from the manufacturers. When placing new aircraft orders with the manufacturers, we strategically target the replacement of aging aircraft with modern technology aircraft. Additionally, we look to supplement our order pipeline with opportunistic purchases of aircraft in the secondary market and participate in sale-leaseback transactions with airlines.

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

Our management team identifies prospective airline customers based upon industry knowledge and long-standing relationships. Prior to leasing an aircraft, we evaluate the competitive positioning of the airline, the strength and quality of the management team, and the financial performance of the airline. Management obtains and reviews relevant business materials from all prospective customers before entering into a lease agreement. Under certain circumstances, the customer may be required to obtain guarantees or other financial support from a sovereign entity or a financial institution. We work closely with our existing customers and potential lessees to develop customized lease structures that address their specific needs. We typically enter into a lease agreement 18 to 36 months in advance of the delivery of a new aircraft from our orderbook. Once the aircraft has been delivered and operated by the airline, we look to remarket the aircraft and sign a follow-on lease six to 12 months ahead of the scheduled expiry of the initial lease term.

Our leases are typically structured as operating leases with fixed rates and terms and require cash security deposits and maintenance reserve payments. In addition, our leases are all structured as triple net leases, whereby the lessee is responsible for all operating costs, including taxes, insurance and maintenance and also contain provisions which require payment whether or not the aircraft is operated, irrespective of the circumstances. Substantially all of our leases require payments to be made in U.S. dollars.

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

During the life of the lease, situations, such as the current pandemic, may lead us to restructure leases with our lessees. When we repossess an aircraft leased in a foreign country, we generally expect to export the aircraft from the lessee’s jurisdiction. In some very limited situations, the lessees may not fully cooperate in returning the aircraft. In those cases, we will take appropriate legal action, a process that could ultimately delay the return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanics’ liens, airport charges, navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

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

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third-party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2020, we had a managed fleet of 81 aircraft.

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

The comprehensive liability insurance listed on certificates of insurance generally include provisions for bodily injury, property damage, passenger liability, cargo liability, and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500.0 million for Airbus and Boeing aircraft. As a standard in the industry, airline operator’s policies contain a sublimit for third-party war risk liability generally in the amount of at least

$150.0 million. We require each lessee to purchase higher limits of third-party war risk liability or obtain an indemnity from its respective government.

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

Competition

The leasing, remarketing, and sale of aircraft is highly competitive. While we are one of the largest aircraft lessors operating on a global scale, the aircraft leasing industry is diversified with a large number of competitors. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition, and the availability in the marketplace of the types of aircraft required to meet the needs of airline customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject, and the creditworthiness of the lessee, if any.

Government Regulation

The air transportation industry is highly regulated. We do not operate commercial jet aircraft, and thus may not be directly subject to many industry laws and regulations, such as regulations of the U.S. Department of State (the “DOS”), the U.S. Department of Transportation, or their counterpart organizations in foreign countries regarding the operation of aircraft for public transportation of passengers and property. As discussed below, however, we are subject to government regulation in a number of respects. In addition, our lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered or operate. These laws govern, among other things, the registration, operation, maintenance, and condition of the aircraft.

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

We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the “DOC”) to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control, or “OFAC”) impose restrictions on the operation of U.S. made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries and with other entities or individuals subject to blocking orders. The U.S. Patriot Act of 2001 (the “Patriot Act”) prohibits financial transactions by U.S. persons, including U.S. individuals, entities, and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

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

Human Capital Resources

Culture and Values

We strive to conduct our business with integrity and in an honest and responsible manner and to build and maintain long-term, mutually beneficial relationships with our customers, suppliers, shareholders, employees and other stakeholders. We are also committed to fostering, cultivating and preserving a culture of diversity, equity, and inclusion. We believe that a diverse and inclusive culture helps maintain our position as a preeminent aircraft leasing company. Our values and priorities are further specified in our code of conduct and our ethics-related compliance policies, procedures, trainings, and programs. Ethical and inclusive behavior is strongly promoted by the management team and these values are reflected in our long-term strategy and our way of doing business.

Employees, Compensation and Benefits

Pay equity is central to our mission to attract and retain the best talent. Our compensation philosophy and reward structure are designed to compensate employees equitably and free of any bias. We demonstrate our commitment to pay equity by regularly reviewing our compensation practices for all our employees. Further, the health and wellness of our employees is a priority, and we offer employee benefits including a competitive compensation philosophy with comprehensive benchmarking analysis. Other benefits for which our employees in the United States, and to the extent practicable outside of the United States, are eligible for include but are not limited to: cash bonus programs, our long-term incentive plan, employee-funded 401(k) programs with company matching, education reimbursement, company-paid medical, dental and vision insurance, company-life insurance, reimbursement accounts and remote healthcare services among other health and wellness offerings. As of December 31, 2020, we had 120 full-time employees. On average, our senior management team has approximately 29 years of experience in the commercial aviation industry. None of our employees are represented by a union or collective bargaining agreements.

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

Corporate Information

Our website is http://www.airleasecorp.com. We may post information that is important to investors on our website. Information included or referred to on, or otherwise accessible through, our website is not intended to form a part of or be incorporated by reference into this report.

Information about our Executive Officers

Set forth below is certain information concerning each of our executive officers as of February 22, 2021, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions
Steven F. Udvar-Házy	74	Executive Chairman of the Board of Directors (since July 2016)	Chairman and Chief Executive Officer, February 2010-June 2016
John L. Plueger	66	Chief Executive Officer, President and Director (since July 2016)	President, Chief Operating Officer and Director, March 2010-June 2016
Carol H. Forsyte	58	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)
Gregory B. Willis	42	Executive Vice President and Chief Financial Officer (since July 2016)	Senior Vice President and Chief Financial Officer, March 2012-June 2016
Jie Chen	57	Executive Vice President and Managing Director of Asia (since August 2010)
Alex A. Khatibi	60	Executive Vice President (since April 2010)
Kishore Korde	47	Executive Vice President, Marketing (since May 2015)
Grant A. Levy	58	Executive Vice President, Marketing and Commercial Affairs (since September 2012)
John D. Poerschke	59	Executive Vice President of Aircraft Procurement and Specifications (since February 2017)	Senior Vice President of Aircraft Procurement and Specifications, March 2010-February 2017

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

Risks relating to the COVID-19 pandemic

The coronavirus (COVID-19) pandemic and related efforts to mitigate its spread have had an adverse impact on our results of operation and may continue to have an adverse impact on our business.

The global pandemic resulting from the coronavirus (“COVID-19”) has resulted in a decrease in travel and has materially impacted airline traffic and operations throughout the world, our operations and the operations of our lessees and aircraft manufacturers and suppliers, including reducing the manufacturing output at Boeing and Airbus’ final assembly facilities. Part of the decreased demand in travel has been caused by governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closures, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. These measures may remain in place for a significant amount of time.

While we cannot currently reasonably estimate the extent to which the COVID-19 pandemic will ultimately impact our business, the pandemic has already impacted our financial results and operations and its impact on our business and financial results may worsen over the next several months as a result of the resurgence of COVID-19 globally and related actions to combat the virus. We have negotiated lease deferrals and other accommodations with our customers. As of February 22, 2021, we have agreed to accommodations with approximately 61% of our lessees. The majority of these accommodations have been in the form of partial lease deferrals. As of February 22, 2021, our total deferrals, net of repayments, was $144.3 million. To date, we have agreed to defer approximately $240.4 million in lease payments, of which $96.1 million or 40% of the total deferrals have been repaid. These lease deferrals have negatively impacted our cash flow provided by operating activities. While the majority of the accommodations are in the form of lease deferrals, we have also entered into some lease restructurings, which typically included lease extensions, resulting in a decrease of approximately $49.2 million in revenue for the year ended December 31, 2020. We remain in active discussions with our airline customers and may continue to provide accommodations on a case-by-case basis. Our aircraft sales program has been impacted by the pandemic, primarily because we elected to sell fewer aircraft in 2020 because of additional delivery delays of our new orderbook aircraft from Boeing and Airbus. We had no aircraft sales during the fourth quarter of 2020. During 2020, we experienced delays in some of our planned sales and we may face delays in completing any aircraft sales in 2021.

In addition to lease deferrals and other lease concessions, we may also experience financial losses from the impact of the COVID-19 pandemic due to a number of other factors, including:

●	delays in our ability to remarket aircraft or otherwise re-lease aircraft on a timely basis at favorable rates;
●	defaults, bankruptcies or reorganizations of our lessees;
●	defaults, bankruptcies or reorganizations of airlines adversely impacting aircraft values and lease rates generally;
●	further delays in delivery of aircraft in our orderbook from Boeing and Airbus, including due to delays or bankruptcies of Boeing and Airbus suppliers;
●	a decline in placements of aircraft in our orderbook for long-term leases;
●	aircraft value impairments;
●	increased costs of borrowing, including if our credit ratings are ultimately downgraded;
●	delays and other adverse impacts on our plans to grow the size of our operating fleet; and
●	weaker demand for used aircraft.

These factors may remain prevalent for a significant period of time, particularly if the resurgence of the COVID-19 virus continues or if the vaccines introduced to combat the virus are not effective. We expect our business, results of operations and financial condition will continue to be negatively impacted in the near term, and the pandemic could have a larger impact on our results of operations in 2021. Furthermore, the impact of the pandemic may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

Risks relating to our capital requirements and debt financings

We have substantial indebtedness and we require significant capital to refinance our outstanding indebtedness and to acquire aircraft; our inability to make our debt payments and obtain incremental capital may have a material adverse effect on our business.

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2020, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $16.5 billion and our interest payments were $449.7 million for the year ended December 31, 2020, and we expect these amounts to grow as we acquire more aircraft. Our level of debt could have important consequences, including making it more difficult for us to satisfy our debt payment obligations and requiring a substantial portion of our cash flows to be dedicated to debt service payments; limiting our ability to obtain additional financing; increasing our vulnerability to negative economic and industry conditions; increasing our interest rate risk; and limiting our flexibility in planning for and reacting to changes in our industry.

Growing our fleet will require us to obtain substantial capital through additional financing, which may not be available to us on favorable terms or at all. As of December 31, 2020, we had 361 new aircraft on order with an estimated aggregate purchase price of approximately $23.9 billion. In addition to utilizing cash flow from operations to meet these commitments and to maintain an adequate level of unrestricted cash, we will need to raise additional funds by accessing committed debt facilities, securing additional financing from banks and through capital markets transactions. We also need to maintain access to the capital and credit markets and other sources of financing in order to repay or refinance our outstanding debt obligations.

Our access to financing sources depends upon a number of factors over which we have limited control, including general market conditions and interest rate fluctuations; periods of unexpected market disruption and volatility; the market's view of the quality of our assets, perception of our growth potential and assessment of our credit risk; the relative attractiveness of alternative investments; and the trading prices of our debt securities and preferred and common equity securities. Depending on market conditions at the time and our access to capital, we may also have to rely more heavily on additional equity issuances or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. Further, the issuance of additional shares of Series A Preferred Stock or any other preferred stock approved by our board of directors pursuant to our charter may result in such preferred stockholders having rights, preferences or privileges senior to existing stockholders, who would not have the ability to approve such issuance. These alternative measures may not be successful and may not permit us to make payments on our debt or to meet our aircraft purchase commitments as they come due and other cash needs. The issuance of additional equity may be dilutive to existing shareholders or otherwise may be on terms not favorable to us or existing shareholders.

If we are unable to generate sufficient cash flows from operations and cannot obtain capital on terms acceptable to us, we may be forced to seek alternatives, such as to reduce or delay investments and aircraft purchases, or to sell aircraft. We also may not be able to satisfy funding requirements for any aircraft acquisition commitments then in place, which could force us to forfeit our deposits and/or expose us to potential breach of contract claims by our lessees and manufacturers.

As a result of these risks and repercussions, our inability to make our debt payments and/or obtain incremental capital to fund future aircraft purchases may have a material adverse effect on our business.

An increase in our cost of borrowing or changes in interest rates may adversely affect our net income and/or our ability to compete in the marketplace.

We finance our business through a combination of short-term and long-term debt financings, with most bearing interest at a fixed rate and some bearing interest at a floating rate that varies with changes in the applicable reference rate. As of December 31, 2020, we had $15.5 billion of fixed rate debt and $1.2 billion of floating rate debt outstanding. Any increase in our cost of borrowing directly impacts our net income. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2020, of approximately $11.7 million on an annualized basis. Our cost of borrowing is affected primarily by the market’s assessment of our credit risk and fluctuations in interest rates and general market conditions. Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in U.S. Treasury rates and LIBOR rates, as applicable, changes in credit spreads, and the duration of the debt being issued. Increased interest rates prevailing in the market at the time of our incurrence of new debt will also increase our interest expense.

Moreover, if interest rates were to rise sharply, we would not be able to immediately offset the negative impact on our net income by increasing lease rates, even if the market were able to bear the increased lease rates. Our leases are generally for multiple years with fixed lease rates over the life of the lease and, therefore, lags will exist because our lease rates with respect to a particular aircraft cannot generally be increased until the expiration of the lease. Higher interest expense and the need to offset higher borrowing costs by increasing lease rates may ultimately impact our ability to compete with other aircraft leasing companies in the marketplace, especially if those companies have lower cost of funding.

Decreases in interest rates may also adversely affect our business. Since our fixed rate leases are based, in part, on prevailing interest rates at the time we enter into the lease, if interest rates decrease, new fixed rate leases we enter into may be at lower lease rates and our lease revenue will be adversely affected.

In addition, certain of our debt instruments and equity securities that accrue dividends at a floating rate include the London Interbank Offered Rate (“LIBOR”) as the benchmark or reference rate. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced it intends to phase out certain LIBOR publications by the end of 2021 and all LIBOR publications after June 30, 2023. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are intended to serve as alternative reference rates to LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Uncertainty as to the nature or the timing and manner of implementation of such changes, alternative reference rates or other reforms may adversely affect our floating-rate indebtedness determined by reference to LIBOR and any of our equity securities that accrue dividends at a floating rate determined by reference to LIBOR. In addition, any alternative reference rates could result in interest and dividend payments that do not correlate over time with the payments that would have been made on our indebtedness or equity securities, as applicable, if LIBOR was available in its current form. Further, if there is no acceptable alternative reference rate when LIBOR is discontinued, some of our floating rate debt, including our senior unsecured notes issued under our Medium-Term Note Program, will effectively become fixed rate debt. As a result, the cost of this debt would increase to us if and as interest rates decreased.

If any of these circumstances occurs, our net income and/or our ability to compete in the marketplace may be adversely affected.

Negative changes in our credit ratings may limit our ability to obtain financing or increase our borrowing costs, which may adversely impact our net income and/or our ability to compete in the marketplace.

We are currently subject to periodic review by independent credit rating agencies S&P, Fitch and Kroll, each of which currently maintains an investment grade rating with respect to us, and we may become subject to periodic review by other independent credit rating agencies in the future. Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the rating agencies on our sector and on the market generally. A credit rating downgrade could negatively impact our ability to obtain financing and increase our borrowing costs.

As a result of COVID-19, in March and April of 2020, S&P, Fitch and Kroll each changed their outlook on our long-term issuer and senior unsecured debt ratings from “stable” to “negative.” Such change in outlook may ultimately lead to a downgrade in our credit rating.

We cannot assure you that these credit ratings will remain in effect or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security, and each agency’s rating should be evaluated independently of any other agency’s rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could increase our borrowing costs and limit our access to the capital markets, which may adversely impact our net income and/or our ability to compete in the marketplace.

Certain of our debt agreements contain covenants that impose restrictions on us and our subsidiaries that may limit our flexibility to operate our business.

Some of the agreements governing our indebtedness contain financial and non-financial covenants. For instance, our unsecured revolving credit facility requires us to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including a maximum consolidated leverage ratio, minimum consolidated shareholders’ equity, and minimum consolidated unencumbered assets, as well as an interest coverage test that is suspended when the unsecured revolving credit facility or certain of our other indebtedness is rated investment grade (as defined in the unsecured revolving credit facility). Complying with such covenants may at times necessitate that we forego other opportunities. Moreover, our failure to comply with any of these covenants could constitute a default and could accelerate some, if not all, of the indebtedness outstanding under such agreements and could create cross-defaults under other debt agreements, which would have a negative effect on our business and our ability to continue as a going concern. In addition, for our secured debt, if we are unable to repay such indebtedness when due and payable, the lenders under our secured debt could proceed against, among other things, the aircraft or other assets securing such indebtedness.

As the result of the existence of these financial and non-financial covenants and our need to comply with them, the flexibility we have to operate our business may be limited.

Operational risks relating to our business

We may be unable to generate sufficient returns on our aircraft investments which may have an adverse impact on our net income.

Our business model and results are driven by our ability to acquire strategically attractive commercial passenger aircraft, profitably lease and re-lease them, and finally sell such aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and meet our other corporate and contractual obligations. We rely on our ability to negotiate and enter into leases with favorable lease terms and to evaluate the ability of lessees to perform their obligations to us prior to receiving the delivery of our orderbook aircraft from the manufacturers. When our leases expire or our aircraft are returned prior to the date contemplated in the lease, we bear the risk of re-leasing or selling the aircraft. Because our leases are predominantly operating leases, only a portion of an aircraft’s value is recovered by the revenues generated from the lease and we may not be able to realize the aircraft’s residual value after lease expiration. Our ability to profitably purchase, lease, re-lease, sell or otherwise dispose of our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time of purchase, lease and disposition. In addition to factors linked to the aviation industry in general, other factors that may affect our ability to generate adequate returns from our aircraft include the maintenance and operating history of the airframe and engines, the number of operators using the particular type of aircraft, and aircraft age. If we are unable to generate sufficient returns on our aircraft due to any of the above factors within or outside of our control, it may have an adverse impact on our net income.

Failure to close our aircraft acquisition commitments would negatively affect our ability to further grow our fleet and net income.

As of December 31, 2020, we had entered into binding purchase commitments to acquire a total of 361 new aircraft for delivery through 2027. If we are unable to complete the purchase of such aircraft, we would face several risks, including forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments; not realizing any of the benefits of completing the acquisitions; damage to our reputation and relationship with aircraft manufacturers; and defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees. If we determine that the capital required to satisfy these commitments is not available on terms we deem attractive, we may eliminate or reduce any then-existing dividend program to preserve capital to apply to such commitments. These risks, whether financial or reputational, would negatively affect our ability to further grow our fleet and net income.

The failure of an aircraft or engine manufacturer to meet its delivery obligations to us may negatively impact our ability to grow our fleet and our earnings.

The supply of commercial aircraft is dominated by a limited number of airframe and engine manufacturers. As a result, we depend on these manufacturers to remain financially stable, produce products and related components which meet the airlines' demands and fulfill any contractual obligations they have to us. If the manufacturers fail to do so, we may experience:

●	missed or late aircraft deliveries and potential inability to meet our contractual delivery obligations owed to our lessees, resulting in potential lost or delayed revenues, and strained customer relationships;
●	an inability to acquire aircraft and engines resulting in lower growth or contraction of our aircraft fleet;
●	reduced demand for a particular manufacturer's product, which may lead to reduced market lease rates and lower aircraft residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet; and
●	technical or other difficulties with aircraft or engines after delivery that subject aircraft to operating restrictions or groundings, resulting in a decline in residual value and lease rates of such aircraft and impair our ability to lease or dispose of such aircraft on favorable terms or at all.

There have been recent well-publicized delivery delays by airframe and engine manufacturers. We have experienced delivery delays for Boeing’s 737 MAX as a result of its grounding and subsequent manufacturing shutdown, and while production of 737 MAXs resumed in the fall of 2020, delivery of the aircraft into markets yet to approve the aircraft’s return to service will likely remain on hold. We also experienced delivery delays for our Airbus A320neo family aircraft and to a lesser extent, A330neo aircraft. Further, during the fourth quarter of 2020, deliveries of our Boeing 787 aircraft have been temporarily delayed as a product of expanded quality-control checks by the manufacturer. We had 140 and 106 A320neo family and 737 MAX aircraft, respectively, in our orderbook as of December 31, 2020. Further, the COVID-19 pandemic resulted in delivery delays for aircraft scheduled for delivery in 2020 and we anticipate additional delivery delays throughout 2021. Our leases and purchase agreements with Boeing and Airbus typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. If there are delivery delays greater than one year for aircraft that we have made future lease commitments, some or all of our affected lessees could elect to cancel their lease with respect to such delayed aircraft. Any such cancellation could strain our relationship with such lessee going forward and would negatively affect our business. As of February 22, 2021, we have canceled our orders for 20 737 MAX aircraft with Boeing. We believe that the majority of our 737 MAX aircraft and some of our 787 aircraft deliveries in our orderbook will be delayed more than 12 months, which would give us, our airline customers and Boeing the right to cancel these aircraft commitments.

Should the severity of the delivery delays from the manufacturers continue or worsen, or should new delays arise, such delays may negatively impact our ability to grow our fleet and our earnings.

If our aircraft become obsolete or experience a decline in customer demand, our ability to lease and remarket those aircraft and our results of operations may be negatively impacted and may result in impairment charges.

Aircraft are long-lived assets, requiring long lead times to develop and manufacture, with models becoming obsolete or less in demand over time, in particular when newer, more advanced aircraft are manufactured.

Our fleet, as well as the aircraft that we have ordered, have exposure to a decline in customer demand or obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types, including: the introduction of superior aircraft or technology, such as new airframes or engines with higher fuel efficiency; the entrance of a new manufacturer which could offer an aircraft that is more attractive to our target lessees; the advent of alternative transportation technologies which could make travel by air less desirable; government regulations, including those limiting noise and emissions and the age of aircraft operating in a jurisdiction; the costs of operating an aircraft, including maintenance which increases with aircraft age; and compliance with airworthiness directives. Obsolescence of certain aircraft may also trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

The demand for our aircraft is also affected by other factors outside of our control, including: air passenger demand; airline financial health; changes in fuel costs, interest rates, foreign currency, inflation and general economic conditions; technical problems associated with a particular aircraft model; airport and air traffic control infrastructure constraints; and the availability and cost of financing.

As a result of various impacts of COVID-19 including border restrictions and other travel limitations particularly on long-haul intercontinental travel, we have seen further reduced demand for certain widebody aircraft in our fleet. Due to the grounding of the Boeing 737 MAX and other narrow body delivery delays, our fleet currently has a greater concentration of widebody aircraft than we typically target.

As demand for particular aircraft declines, lease rates for that type of aircraft are likely to correspondingly decline, the residual values of that type of aircraft could be negatively impacted, and we may be unable to lease such aircraft on favorable terms, if at all. In addition, the risks associated with a decline in demand for a particular aircraft model or type increase if we acquire a high concentration of such aircraft.

If demand declines for a model or type of aircraft of which we own or of which we have a relatively high concentration, or should the aircraft model or type become obsolete, our ability to lease and remarket those aircraft and our results of operations may be negatively impacted and may result in impairment charges.

The value and lease rates for aircraft that we own or acquire could decline resulting in an impact to our earnings and cash flows.

From time to time, aircraft values and lease rates have experienced sharp decreases due to a variety of factors outside of our control that may impact the aviation industry generally or are more specific to certain aircraft in our fleet. For example, the COVID-19 pandemic and Boeing 737 MAX grounding have each impacted, and may continue to impact, our ability to lease certain aircraft in our fleet. Other factors include, but are not limited to, the following: manufacturer production levels and technological innovation; the number of airlines operating the aircraft; our lessees’ failure to maintain our aircraft; the regulatory authority under which the aircraft is operated and any applicable airworthiness directives, service bulletins or other regulatory action that could prevent or limit utilization of the aircraft. As a result of these factors, our earnings and cash flows may be impacted by any decrease in the value of aircraft that we own or acquire or decrease in market rates for leases for these aircraft.

Aircraft have limited economic useful lives and depreciate over time and we may be required to record an impairment charge or sell aircraft for a price less than its depreciated book value which may impact our financial results.

We depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft’s residual value over its estimated useful life. Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable from their expected future undiscounted net cash flow. We develop the assumptions used in the recoverability assessment based on management's knowledge of, and historical experience in, the aircraft leasing market and aviation industry, as well as from information received from third-party industry sources. Factors considered in developing estimates for this assessment include changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. Any of our assumptions and estimates may prove to be inaccurate, which could adversely impact forecasted cash flow. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which may have a significant impact on our financial results. For a description of our impairment policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Flight equipment.”

If we record an impairment charge on aircraft, or if we dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it will reduce our total assets and shareholders' equity. A reduction in our shareholders' equity may negatively impact our ability to comply with covenants in certain of our agreements governing our indebtedness requiring us to maintain a minimum net worth and maximum debt-to-equity ratio, and could result in an event of default under such agreements. For these reasons, our financial results may be impacted.

A large number of our lessees are concentrated in China and, therefore, we have concentrated exposure to political, legal and economic risks associated with China and any adverse event involving China may have an adverse effect on our financial condition.

Through our lessees and the countries in which they operate, we are exposed to the specific economic and political conditions and associated risks of those jurisdictions. Approximately 14% of our aircraft, based on net book value, are operated by lessees operated in China, giving us increased exposure to economic and political conditions in China, including trade disputes and trade barriers. Risks related to concentrated exposure can include economic recessions, financial, public health and political emergencies, burdensome local regulations, trade disputes, and increased risks of requisition of our aircraft. An adverse political or economic event in in China could affect the ability of our lessees in country to meet their obligations to us, or expose us to various legal or political risks associated, which could have an adverse effect on our financial condition.

We are dependent on the ability of our lessees to perform their payment and other obligations to us under our leases and their failure to do so may materially and adversely affect our financial results and cash flows.

We generate substantially all of our revenue from leases of aircraft to commercial airlines, with our lessees concentrated in certain geographical regions, and our financial performance is driven by the ability of our lessees to perform their payment and other obligations to us under our leases. The airline industry is also cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand; changes in fuel costs, interest rates, foreign currency, inflation and general economic conditions; geopolitical events such as changes in national policy or imposition of trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics and natural disasters; availability of financing, including availability of governmental support; airline financial health; labor difficulties, including pilot shortages or labor actions; increases in other operating costs, such as increased insurance costs; aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event specifically excluded from insurance policies such as dirty bombs, biohazardous materials and electromagnetic pulsing; and governmental regulation and associated fees affecting the air transportation business.

The factors above could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments. In addition, lease default levels will likely increase over time if economic conditions deteriorate. Further, most of our airline customers do not have investment-grade credit profiles, and we may not correctly assess the credit risk of a lessee.

If a lessee delays, reduces, or fails to make lease payments when due, or has advised us that it will do so in the future, we may elect or be required to grant a lease payment deferral or restructure or terminate the lease. For instance, the COVID-19 pandemic has significantly impacted the airline industry, including our lessees. A majority of our lessees have requested lease deferrals or other accommodations during the pandemic. If in the event we are unable to agree on a lease payment deferral or lease restructuring and we terminate the lease, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft promptly and at favorable rates, if at all. We have initiated/agreed to deferrals, restructurings and terminations in the ordinary course of our business, and we expect more will occur in the future. If we perform a significant number of restructurings and terminations specifically, the associated reduction in lease revenue may materially and adversely affect our financial results and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings, may result in loss revenues and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Some of our lessees have defaulted on their lease obligations or filed for bankruptcy or otherwise sought protection from creditors (collectively referred to as “bankruptcy”). Based on historical rates of airline defaults and bankruptcies, we expect that we will experience additional lessee defaults and bankruptcies and, depending on the length of the COVID-19 pandemic, lessee defaults and bankruptcies may increase in the near term.

When a lessee defaults on its lease or files for bankruptcy, we typically incur significant additional costs, including legal and other expenses associated with court or other governmental proceedings. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs when necessary to put the aircraft in suitable condition for remarketing or sale. We may also incur storage costs associated with aircraft that we repossess and are unable to place immediately with another lessee, and we may not ultimately be able to re-lease the aircraft at a similar or favorable lease rate. It may also be necessary to pay off liens including fleet liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessee might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

When a lessee defaults on its lease or files for bankruptcy, the lessee may not make lease payments or may return aircraft to us before the lease expires. When a lessee files for bankruptcy with the intent of reorganizing its business, we may agree to adjust our lease terms, including reducing lease payments by a significant amount. Certain jurisdictions give rights to the trustee in a bankruptcy to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. If one or more airline bankruptcies result in a larger number of aircraft being available for purchase or lease over a short period of time, aircraft values and aircraft lease rates may be depressed, and additional grounded aircraft and lower market values could adversely affect our ability to sell our aircraft or lease or remarket our aircraft at favorable rates or at all.

Our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or export of the aircraft. When a defaulting lessee is in bankruptcy additional limitations may apply. There can be no assurance that jurisdictions that have adopted the Cape Town Convention, which provides for uniformity and certainty for repossession of aircraft, will enforce it as written. In addition, certain of our lessees are owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that government’s jurisdiction. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in remarketing the affected aircraft.

If we repossess an aircraft, we may not be able to export or deregister and profitably redeploy the aircraft in a timely manner or at all. Before an aviation authority will register an aircraft that has previously been registered in another country, it must receive confirmation that the aircraft has been deregistered by that country’s aviation authority. In order to deregister an aircraft, the lessee must comply with applicable laws and regulations, and the relevant governmental authority must enforce these laws and regulations. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining a certificate of airworthiness for an aircraft. Upon a lessee default, we may incur significant costs in connection with repossessing our aircraft and we may be delayed in repossessing our aircraft or are unable to obtain possession of our aircraft.

As a result of the time and process involved with lessee defaults, reorganizations, bankruptcies or similar proceedings as described above, which can vary by airline and jurisdiction among other factors, we may experience loss revenues and additional costs.

We may experience increased competition from other aircraft lessors which may impact our ability to execute our long-term strategy.

The aircraft leasing industry is highly competitive. Some of our competitors have greater resources, lower capital costs or provide financial or maintenance services, or other inducements to potential lessees or buyers that we cannot, which could make them able to compete more effectively in certain markets we operate in. In addition, some competitors may have higher risk tolerances, lower investment return expectations or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sale prices than we can. Our primary competitors are other aircraft leasing companies, but may include other entities in the acquisition, leasing and selling of aircraft. Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants with private equity, hedge fund, Asian bank or other funding sources appear from time to time.

Lease competition is driven by lease rates, delivery dates, lease terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the customer’s needs. Competition in the used aircraft market is driven by price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any. Our inability to compete successfully with our competitors may impact our ability to execute our long-term strategy.

Our lessees may fail to adequately insure our aircraft or fulfill their indemnity obligations which may result in increased costs and liabilities.

When an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of the lessee’s use and operation of the aircraft. Lessees are also required to maintain public liability, property damage and all risk hull and war risk insurance on the aircraft at agreed upon levels. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft. Moreover, even if our lessees retain specified levels of insurance, and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft, we cannot assure you that we will not have any liability.

In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events. At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. Accordingly, our lessees’ insurance or other coverage could be insufficient to cover all claims that could be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us if we are sued and are required to make payments to claimants. Moreover, our lessees’ insurance coverage is dependent on the financial condition of insurance companies, which might not be able to pay claims.

The failure of our lessees to adequately insure our aircraft or fulfill their indemnity obligations to us, which could result in a reduction in insurance proceeds otherwise payable to us in certain cases, may result in increased costs and liabilities for our business.

We may experience the death, incapacity or departure of one of our key officers which may negatively impact our business.

We believe our senior management’s reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. Our future success will depend, to a significant extent, upon the continued service of our senior management team, particularly: Mr. Udvar-Házy, our founder, and Executive Chairman of the Board; Mr. Plueger, our Chief Executive Officer and President; and our other senior officers, each of whose services are critical to the success of our business strategies. We do not have employment agreements with Mr. Udvar-Házy or Mr. Plueger. If we were to lose the services of any of the members of our senior management team, it may negatively impact our business.

A cyberattack could lead to a material disruption of our information technology (“IT”) systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

We depend on our and our third-party provider’s IT systems to conduct our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to such IT systems may require significant investment to fix or replace, and we may suffer operational interruptions. Potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance of existing systems could also disrupt or reduce operational efficiency.

Parts of our business depend on the secure operation of our and our third-party providers’ IT systems to manage, process, store, and transmit aircraft leasing information. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack could adversely impact our daily operations and lead to the loss of sensitive information, including our proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may be unable to prevent all types of cyberattacks. A cyberattack leading to a significant disruption of our IT systems or of those of our third-party providers may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

Conflicts of interest between us and clients utilizing our fleet management services could arise which may result in legal challenges or reputational harm.

Conflicts of interest may arise between us and third-party aircraft owners, financiers and operating lessors who hire us to perform fleet management services such as leasing, remarketing, lease management and sales services. These conflicts may arise because services we provide for these clients are also services which we provide for our own fleet, including placement of aircraft with lessees. Our current fleet management services agreements provide, and we expect our future fleet management services agreements to provide, that we will use our reasonable commercial efforts in providing services, but, to the extent that we are in competition with the client for leasing opportunities, we will give priority to our own fleet. Nevertheless, despite these contractual waivers, competing with our fleet management clients in practice may result in strained relationships with them. Any conflicts of interest that arise between us and the clients which utilize our fleet management services may result in legal challenges or reputational harm to our business.

We may encounter disputes, deadlock or other conflicts of interest with investment partners of entities in which we have minority interests and for which we serve as manager of the aircraft owned by the entities which may result in legal challenges, reputational harm or loss of fee income.

We own non-controlling interests in entities that invest in commercial aircraft and lease them to airlines around the world and/or facilitate the sale and continued management of aircraft assets to investors. Additionally, we may acquire interests in similar entities controlled or owned by third parties in order to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Such interests involve significant risks that may not be present with other methods of ownership, including that:

●	we may not realize a satisfactory return on our investment;
●	the investment may divert management’s attention from our core business;
●	our investment partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;
●	our investment partners might fail to fund their share of required capital contributions or fail to fulfill their other obligations; and
●	our investment partners may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the applicable investment entity are being marketed for lease or sale at a time when we also have comparable aircraft available for lease or sale.

The agreements governing these entities typically provide the non-managing investment partner certain veto rights over various significant actions and the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a managed fleet portfolio, our reputation may be harmed and we would lose the benefit of future management fees. In addition, we might reach an impasse that could require us to dissolve the investment entity at a time and in a manner that could result in our losing some or all of our original investment in such entity, which may result in losses on our investment and potential legal challenges or reputational harm.

Macroeconomic and global risks relating to our business

Aircraft oversupply in the industry could decrease the value and lease rates of the aircraft in our fleet resulting in an impact to our earnings and cash flows.

The aircraft leasing business has experienced periods of aircraft oversupply at various times in the past, including during the COVID-19 pandemic, during and after the September 11, 2001 terrorist attacks and during and after the 2008 financial crisis. The oversupply of a specific type of aircraft is likely to depress the lease rates for, and the value of, that type of aircraft, including upon sale. Further, over recent years, the airline industry has committed to a significant number of aircraft deliveries through order placements with manufacturers, and in response, aircraft manufacturers have generally raised their production output. Increases in the production levels could result in an oversupply of relatively new aircraft if growth in airline traffic does not meet airline industry expectations. Additionally, if overall lending capacity to purchasers of aircraft does not increase in line with the increased aircraft production levels, the cost of lending or ability to obtain debt to finance aircraft purchases could be negatively affected. Oversupply may produce sharp and prolonged decreases in market lease rates and residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet which would impact our earnings and cash flows.

Increased tariffs and other potential export restrictions may impact where we can place and deliver our aircraft and negatively impact our ability to execute on our long-term strategy.

Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of the aircraft. As a result, increased tariffs will result in a higher cost for imported aircraft that our lessees may not be willing to assume and which could adversely impact demand for aircraft, creating an oversupply of aircraft and potentially placing downward pressure on lease rates and aircraft market values.

In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. In March 2020, the tariffs on aircraft were raised to 15%. The U.S. government has recently made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, such as Europe and China. In response, many U.S. trading partners, including Europe and China, have imposed or proposed new or higher tariffs on U.S. products. In November 2020, the E.U. announced a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft, effective November 10, 2020.

We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and U.S. trading partners. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for aircraft, increase the cost of aircraft components, further delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries. In turn, this may impact where we can place and deliver our aircraft which may negatively impact our ability to execute on our long-term strategy.

We are subject to many of the economic and political risks associated with doing business in emerging markets, which may expose our business to a greater number of customer defaults resulting in loss revenues and additional costs.

Our business strategy involves leasing aircraft to airlines in emerging market countries. Emerging market countries typically have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of unexpected taxes or other charges by government authorities. This can result in economic instability which could negatively affect the ability of our lessees to meet their lease obligations leading to higher default rates compared to lessees that operate in developed countries. We also may experience challenges in leasing or re-leasing aircraft in emerging markets experiencing economic instability. In addition, legal systems in emerging market countries may be less developed, less predictable and have different liability standards than those in advanced economies, which could make it more difficult for us to enforce our legal rights in such countries. As a result of these factors, doing business in emerging markets may expose us to a greater number of customer defaults resulting in loss revenues and additional costs.

Changes in fuel costs could negatively affect our lessees and by extension the demand for our aircraft which may impact our ability to execute on our long-term strategy.

Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental events, and currency exchange rates. The cost of fuel represents a major expense to airlines that is not within their control, and significant increases in fuel costs or hedges that inaccurately assess the direction of fuel costs can materially and adversely affect their operating results. Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets increased fuel costs. In addition, they may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. Airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices if such airlines are required as a result to post cash collateral under hedge agreements. Therefore, if fuel prices materially increase or show significant volatility, our lessees are likely to incur higher costs or generate lower revenues, which may affect their ability to meet their obligations to us. A sustained period of lower fuel costs may also adversely affect regional economies that depend on oil revenue, including those in which certain of our lessees operate. Should changes in fuel costs negatively affect our lessees or demand for our aircraft, our ability to execute our long-term strategy may be impacted.

The appreciation of the U.S. dollar could negatively impact our lessees’ ability to honor the terms of their leases, which are generally denominated in U.S. dollars, and may result in lost revenues and reduced net income.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2020, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. Our lessees may not be able to increase their revenues sufficiently to offset the impact of exchange rates on their lease payments and other expenses denominated in U.S. dollars. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Events outside of our control, such as the threat or realization of epidemic diseases in addition to COVID-19, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors, may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, and ultimately may our impact our business.

Air travel has historically been disrupted, sometimes severely, by the occurrence of unexpected events outside of our control, and outside of the control of our lessees. For example, passenger demand for air travel is currently being severely impacted by COVID-19 and, in the past, has been negatively impacted by other epidemic diseases, such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, and Ebola. Future epidemic diseases and other diseases, or the fear of such events and governmental responses to such events, especially after the COVID-19 pandemic, could provoke responses that negatively affect passenger air travel. Air travel has also been disrupted in the past by natural disasters and other natural phenomena, such as extreme weather conditions, floods, earthquakes, and volcanic eruptions, and by terrorist attacks, war or armed hostilities between countries or non-state actors, or the fear of such events.

The occurrence of any such event, or multiple such events, could cause our lessees to experience decreased passenger demand, to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us or to obtain the types and amounts of insurance we require. This in turn could lead to lease restructurings and repossessions, impair our ability to remarket or otherwise dispose of aircraft on favorable terms or at all, or reduce the proceeds we receive for our aircraft in a disposition which may ultimately impact our business.

Economic conditions and regulatory changes in the United Kingdom and Europe could result in decreased travel in the region which may have an adverse effect on our business in the region.

Airlines whose principal place of business is Europe, including the U.K., represented 27.0% and 27.7% of our total revenue for the years ending December 31, 2020 and 2019, respectively. The U.K. left the EU on January 31, 2020, with a transition period until December 31, 2020 during which time the U.K. followed EU rules and a U.K.-EU trade agreement was negotiated governing EU and U.K. relations from January 1, 2021 resulting in a Trade and Cooperation Agreement together with a Political Declaration covering a number of areas. As the partnership of the European Union and United Kingdom continues its transition, new potential risks for our business may arise. These risks may include, but are not limited to: reduced demand for our aircraft if air travel in the E.U. declines and fluctuations in market lease rates and lease margins which may have an adverse effect on our business in the region.

Regulatory, tax and legal risks relating to our business

Our multi-jurisdiction operations subject us to a wide range of income and other taxes that could negatively affect our business and operating results.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, as our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various states or foreign jurisdictions. Such landings may result in us being subject to various foreign, state and local taxes in such states or foreign jurisdictions. Further, any changes in tax laws in any of the jurisdictions that subject us to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate. To the extent such changes are within the United States, we may be disproportionately impacted as compared to our competitor aircraft lessors.

Environmental regulations, fees and taxes, and other concerns may negatively affect demand for our aircraft, reduce travel and ultimately impact the operating results of our customers.

The airline industry is subject to increasingly stringent environmental laws, regulations, fees and taxes concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other regulations affecting aircraft operations. Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

Further, compliance with current or future regulations, fees and taxes imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us.

The airline industry has come under increased scrutiny by the press, the public and investors regarding the environmental impact of air travel. If such scrutiny results in reduced air travel, it may negatively affect demand for our aircraft, lessees’ ability to make lease payments and reduce the value we receive for our aircraft upon any disposition.

Corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters, may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, shareholders, lawmakers and listing exchanges. Certain states, including California where we maintain our principal executive offices, have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of this California mandate within the prescribed timelines, we could be exposed to financial penalties. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

Risks and requirements related to transacting business in foreign countries may result in increased liabilities including penalties and fines as well as reputational harm.

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), laws and regulations applicable to our operations in Ireland and Hong Kong and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), which may also apply to us. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject us to fines, penalties and other sanctions.

We have in place training programs for our employees with respect to FCPA, OFAC, UKBA, export controls and similar laws and regulations, but we cannot assure that our employees, consultants, sales agents, or associates will not engage in unlawful conduct for which we may be held responsible or that our business partners will not engage in conduct that could affect their ability to perform their contractual obligations and result in our being held liable for such conduct. Violation of laws or regulations may result in increased liabilities including penalties and fines as well as reputational harm.

Our lessees may fail to obtain required licenses, consents and approvals, which could negatively affect our ability to remarket or sell aircraft.

Airlines are subject to extensive regulation in the jurisdictions in which they are registered and operate. As a result, we expect some of our leases will require licenses, consents or approvals, including consents from governmental or regulatory authorities for certain payments under our leases and for the import, export or deregistration of aircraft. Subsequent changes in applicable law or administrative practice may require additional licenses and consents or result in revocation of prior licenses and consents. Furthermore, consents needed in connection with our repossession or sale of an aircraft may be withheld. Any of these events could negatively affect our ability to remarket or sell aircraft.

Data privacy risks, including evolving laws and regulations and compliance efforts, may result in business interruption and increased costs and liabilities.

Laws and regulations relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal, disclosure, security and use) of personal data, and the interpretation and application of many existing privacy and data protection laws and regulations in the U.S., Europe (including the E.U.’s General Data Protection Regulation and the California Consumer Privacy Act) and elsewhere are uncertain and fluid. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate have become increasingly burdensome and complex. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, irrespective of the merits, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, require us to change our business practices or cause business interruptions and may lead to administrative, civil, or criminal liability.

General risk factors relating to investment in our stock

Provisions in Delaware law and our restated certificate of incorporation and amended and restated bylaws may inhibit a takeover of us, which could entrench management or cause the price of our Class A common stock to decline.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests, including the ability of our board of directors to issue new series of preferred stock, a prohibition on stockholders calling special meetings, and advance notice requirements for stockholder proposals and director nominations. In addition, we have not opted out of Section 203 of the Delaware General Corporation Law, which prohibits a public Delaware corporation from engaging in certain business combinations with an “interested stockholder” (as defined in such section) for three years following the time that such stockholder became an interested stockholder without the prior consent of our board of directors. Section 203 of the Delaware General Corporation Law, and these charter and bylaws provisions, may make the removal of management more difficult, impede a merger or other business combination or discourage a potential acquirer from making a tender offer for our Class A common stock, which could reduce the market price of our Class A common stock.

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

We may attempt to obtain financing or further increase our capital resources by issuing additional shares of Class A common stock, Series A Preferred Stock or offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, or new convertible or preferred securities. Issuing additional shares of Class A common stock or other equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock. Upon liquidation, holders of such debt securities, our Series A Preferred Stock and any new series of preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Our Series A Preferred Stock has a preference with respect to liquidating distributions and dividend payments which limits our ability to pay dividends to our Class A common stockholders, subject to certain conditions. Any new series of preferred shares could also have similar or different preferences. Our decision to issue securities in the future will depend on market conditions and we cannot predict the amount, timing or nature of such issuances, which could be dilutive to Class A stockholders and reduce the market price of our Class A common stock.

We may not be able to continue, or may elect to discontinue, paying dividends which may adversely affect our stock price.

Current dividends may not be indicative of future dividends and our ability to continue to pay or increase dividends to our shareholders is subject to our board of director’s discretion and depends on our ability to comply with covenants in our financing agreements and our Series A Preferred Stock that limit our ability to pay dividends and make certain restricted payments; difficulties in raising additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term debt before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate favorable lease rates and other contractual terms; demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of aircraft investments, principal repayments and other capital needs; the value of our aircraft portfolio; our results of operations and general business conditions; legal restrictions on the payment of dividends; and other factors that our board of directors deems relevant. In the future we may elect not to pay dividends, be unable to pay dividends or maintain or increase our current level of dividends, which may negatively affect our stock price.

Future sales of our Class A Common Stock by directors, executive officers or significant stockholders of Air Lease, or the perception these sales may occur, may cause our stock price to decline.

If our existing stockholders, in particular our directors, executive officers or other affiliates, sell substantial amounts of our Class A Common Stock in the public market, or are perceived by the public market as intending to sell, the trading price of our Class A Common Stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale upon exercise or vesting, subject to Rule 144 of the Securities Act. All shares of Class A Common Stock subject to stock options and restricted stock units outstanding and reserved for issuance under the Air Lease Corporation 2014 Equity Incentive Plan have been registered on Form S-8 under the Securities Act and are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. Sale of these shares could impair our ability to raise capital through the sale of equity or equity related securities. A significant number of shares of our Class A Common Stock may be sold in the public market by any selling stockholders listed in a prospectus we may file with the Securities and Exchange Commission and such sales, or the perception they may occur, could adversely affect market prices for our Class A Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2020, we owned 332 aircraft in our flight equipment subject to operating leases portfolio, comprised of 236 narrowbody aircraft and 96 widebody aircraft, with a weighted average age of 4.1 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our operating lease portfolio, excluding one aircraft currently off lease, as of December 31, 2020, updated through February 22, 2021:

Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A319-100	—	—	—	—	1	—	1
Airbus A320-200	6	7	3	6	7	1	30
Airbus A320-200neo	—	—	—	1	—	18	19
Airbus A321-200	3	1	4	5	2	13	28
Airbus A321-200neo	—	—	—	4	—	45	49
Airbus A330-200	1	2	2	1	1	6	13
Airbus A330-300	—	1	2	—	1	4	8
Airbus A330-900neo	—	—	1	—	—	7	8
Airbus A350-900	—	—	—	—	—	11	11
Airbus A350-1000	—	—	—	—	—	2	2
Boeing 737-700	2	—	2	—	—	—	4
Boeing 737-800	9	9	11	7	18	34	88
Boeing 737-8 MAX	—	—	—	1	6	8	15
Boeing 777-200ER	—	—	—	—	1	—	1
Boeing 777-300ER	—	7	—	—	2	15	24
Boeing 787-9	—	—	—	—	1	22	23
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	—	—	1	—	—	1
Total	21	27	25	26	40	192	331

Commitments

As of December 31, 2020, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $23.9 billion for delivery as shown below. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for some aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of the delivery delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—

Aircraft Delivery Delays” for more information. The recorded basis of aircraft may be adjusted upon delivery to reflect changes in, among other items, actual inflation and the final cost of buyer furnished equipment.

Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A220-300 (1)	—	3	14	12	11	10	50
Airbus A320/321neo(1)	30	23	22	26	19	20	140
Airbus A330-900neo	3	7	4	—	—	—	14
Airbus A350-900/1000	4	3	4	5	1	—	17
Boeing 737-7/8/9 MAX(2)	21	23	25	29	8	—	106
Boeing 787-9/10	14	8	7	5	—	—	34
Total	72	67	76	77	39	30	361
(1)	In addition to our commitments, as of December 31, 2020, we had options to acquire up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.
(2)	Our Airbus A320/321neo aircraft orders include 40 long-range variants and 29 extra long-range variants.
(3)	The table above reflects our estimate of future Boeing 737 MAX aircraft delivery delays based on information currently available to us.

New Aircraft Placements

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2020, along with the lease placements of such aircraft as of February 22, 2021. We expect delivery delays for some aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of these delays. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Our Fleet--Aircraft Delivery Delays" for more information.

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2021	72	71	98.6%
2022	67	57	85.1%
2023	76	29	38.2%
2024	77	11	14.3%
2025	39	1	2.6%
Thereafter	30	—	—%
Total	361	169

Our lease commitments for 71 of the 72 aircraft to be delivered in 2021 are all comprised of binding leases. Our lease commitments for 57 of the 67 aircraft to be delivered in 2022 are comprised of 50 binding leases and seven non-binding letters of intent. Our lease commitments for 29 of the 76 aircraft to be delivered in 2023 are comprised of 23 binding leases and six non-binding letters of intent. Our lease commitments for 11 of the 77 aircraft to be delivered in 2024 are comprised of all binding leases. Finally, our lease commitment for one of the 39 aircraft to be delivered in 2025 is a binding lease. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067, USA. We also lease offices in Ireland, Hong Kong and Texas. We do not own any real estate. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for our stock. As of December 31, 2020, there were 113,852,896 shares of Class A common stock outstanding. As of February 5, 2021, shares of our Class A common stock outstanding were held by approximately 74 holders of record.

Dividends

The following table sets forth the dividends declared on our outstanding common stock for the years ended December 31, 2020, 2019 and 2018:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Dividends declared per share	$0.61	$0.54	$0.43

The Board of Directors approved quarterly cash dividends on our outstanding common stock in 2020 and expects to continue approving a quarterly cash dividend on our outstanding common stock of $0.16 per share for the foreseeable future. However, our cash dividend policy can be changed at any time at the discretion of our Board of Directors. On February 19, 2021, our Board of Directors approved a quarterly cash dividend of $0.16 per share on our outstanding common stock. The dividend will be paid on April 7, 2021 to holders of record of our common stock as of March 19, 2021.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,000	$28.80	4,860,870
Equity compensation plans not approved by security holders	—	—	—
Total	50,000	$28.80	4,860,870

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index, the Russell MidCap Index and a customized peer group. The Company's market capitalization now more closely approximates that of the median of the Russell MidCap index, therefore, this index will replace the previously utilized Russell 2000 Index for the purposes of the Performance Graph. The peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted by market capitalization as of December 31, 2015, and is adjusted monthly. As of March 27, 2020, Aircastle Limited has been removed from our peer group as it is no longer publicly traded. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the peer group and in the S&P Midcap 400 Index and in the Russell MidCap Index on December 31,

2015, and the relative performance of each is tracked through December 31, 2020. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2020

$200
$150
$100
$50
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
Air Lease Corporation
S&P MidCap 400 Index
Russell 2000 Index
Russell MidCap Index
Peer Group

Company Purchases of Stock

On November 5, 2020, the Company's board of directors authorized a share repurchase program of up to $100.0 million of Class A common stock that expires on June 15, 2021. During the period between November 5, 2020 to February 22, 2021, the Company did not purchase any shares of its Class A common stock under this program.

Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016

	(in thousands, except share and per share amounts)
Operating data:
Rentals of flight equipment	$1,946,620	$1,916,869	$1,631,200	$1,450,735	$1,339,002
Aircraft sales, trading and other	68,819	100,035	48,502	65,645	80,053
Total revenues	2,015,439	2,016,904	1,679,702	1,516,380	1,419,055
Expenses	1,368,761	1,281,219	1,039,564	906,850	838,817
Income before taxes	646,678	735,685	640,138	609,530	580,238
Income tax (expense)/benefit(1)	(130,414)	(148,564)	(129,303)	146,622	(205,313)
Net income	$516,264	$587,121	$510,835	$756,152	$374,925
Preferred stock dividends	(15,375)	(11,958)	—	—	—
Net income available to common stockholders	$500,889	$575,163	$510,835	$756,152	$374,925

Earnings per share of common stock:
Basic	$4.41	$5.14	$4.88	$7.33	$3.65
Diluted	$4.39	$5.09	$4.60	$6.82	$3.44
Weighted average shares of common stock outstanding:
Basic	113,684,782	111,895,433	104,716,301	103,189,175	102,801,161
Diluted	114,014,021	113,086,323	112,363,331	111,657,564	110,798,727

Other financial data:
Pre-tax profit margin	32.1%	36.5%	38.1%	40.2%	40.9%
Adjusted net income before income taxes(2)	$691,956	$781,163	$690,322	$657,838	$622,871
Adjusted pre-tax profit margin(2)	34.3%	38.7%	41.1%	43.4%	44.1%
Adjusted diluted earnings per share before income taxes(2)	$6.07	$6.91	$6.20	$5.94	$5.67
Pre-tax return on common equity	11.3%	14.2%	14.3%	16.2%	18.1%
Adjusted pre-tax return on common equity(2)	12.4%	15.4%	15.5%	17.5%	19.5%

Cash dividends declared per share:	$0.610	$0.540	$0.430	$0.325	$0.225

Cash flow data:
Net cash flows provided by (used in):
Operating activities	$1,090,186	$1,392,472	$1,254,101	$1,059,713	$1,020,078
Investing activities	(2,527,091)	(3,843,977)	(3,384,820)	(2,143,951)	(2,005,516)
Financing activities(3)	2,856,611	2,466,568	2,145,435	1,101,718	1,103,037

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands, except aircraft data)
Balance sheet data:
Flight equipment subject to operating leases (net of accumulated depreciation)	$20,380,350	$18,704,337	$15,707,110	$13,280,250	$12,041,925
Total assets	25,215,175	21,709,155	18,481,808	15,614,164	13,975,616
Total debt, net of discounts and issuance costs	16,518,338	13,578,866	11,538,905	9,698,785	8,713,874
Total liabilities	19,142,834	16,085,611	13,674,908	11,486,722	10,593,429
Shareholders’ equity	6,072,341	5,623,544	4,806,900	4,127,442	3,382,187
Other operating data:
Aircraft lease portfolio at period end:
Owned fleet(4)	332	292	275	244	237
Managed fleet(4)	81	83	61	50	30
(1)	On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification (“ASC”) 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, we recorded a tax benefit of $354.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017.
(2)	Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Year Ended
	December 31,
	2020	2019	2018	2017	2016

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted net income before income taxes:
Net income available to common stockholders	$500,889	$575,163	$510,835	$756,152	$374,925
Amortization of debt discounts and issuance costs	43,025	36,691	32,706	29,454	30,942
Stock-based compensation	17,628	20,745	17,478	19,804	16,941
Insurance recovery on settlement	—	—	—	(950)	(5,250)
Provision for income taxes	130,414	148,564	129,303	(146,622)	205,313
Adjusted net income before income taxes	$691,956	$781,163	$690,322	$657,838	$622,871
Reconciliation of denominator of adjusted pre-tax profit margin:
Total revenues	2,015,439	2,016,904	1,679,702	1,516,380	1,419,055
Insurance recovery on settlement	—	—	—	(950)	(5,250)
Total revenues, excluding insurance recovery on settlement	2,015,439	2,016,904	1,679,702	1,515,430	1,413,805
Adjusted pre-tax profit margin	34.3%	38.7%	41.1%	43.4%	44.1%

The following table shows the reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2020	2019	2018	2017	2016

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes:
Net income available to common stockholders	$500,889	$575,163	$510,835	$756,152	$374,925
Amortization of debt discounts and issuance costs	43,025	36,691	32,706	29,454	30,942
Stock-based compensation	17,628	20,745	17,478	19,804	16,941
Insurance recovery on settlement	—	—	—	(950)	(5,250)
Provision for income taxes	130,414	148,564	129,303	(146,622)	205,313
Adjusted net income before income taxes	$691,956	$781,163	$690,322	$657,838	$622,871
Assumed conversion of convertible senior notes	—	—	6,219	5,842	5,780
Adjusted net income before income taxes plus assumed conversions	$691,956	$781,163	$696,541	$663,680	$628,651
Weighted-average diluted shares of common stock outstanding	114,014,021	113,086,323	112,363,331	111,657,564	110,798,727
Adjusted diluted earnings per share before income taxes	$6.07	$6.91	$6.20	$5.94	$5.67

The following table shows the reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity:
Net income available to common stockholders	$500,889	$575,163	$510,835	$756,152	$374,925
Amortization of debt discounts and issuance costs	43,025	36,691	32,706	29,454	30,942
Stock-based compensation	17,628	20,745	17,478	19,804	16,941
Insurance recovery on settlement	—	—	—	(950)	(5,250)
Provision for income taxes	130,414	148,564	129,303	(146,622)	205,313
Adjusted net income before income taxes	$691,956	$781,163	$690,322	$657,838	$622,871

Common shareholders' equity as of the beginning of the period	5,373,544	4,806,900	4,127,442	3,382,187	3,019,912
Common shareholders' equity as of the end of the period	5,822,341	5,373,544	4,806,900	4,127,442	3,382,187
Average common shareholders' equity	5,597,943	5,090,222	4,467,171	3,754,815	3,201,050

Adjusted pre-tax return on common equity	12.4%	15.4%	15.5%	17.5%	19.5%

(3)

Net cash flows provided by financing activities includes the effects of ASU No. 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230): Restricted Cash” where the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows are presented. The Company adopted ASU 2016-18 retrospectively as of January 1, 2018.

(4)

As of December 31, 2020, we did not have any flight equipment classified as held for sale. As of December 31, 2019, we had eight aircraft classified as flight equipment held for sale which is included in Other Assets on the Consolidated Balance Sheets. All of these aircraft are excluded from the owned fleet count and included in our managed fleet count.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing new commercial jet aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our operating lease portfolio to third-parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

Impact of COVID-19 Pandemic

On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization (the "WHO"). On March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, governments around the world have implemented numerous measures to try to contain the virus, including travel restrictions. These measures, coupled with a significant decrease in spending on travel as a result of COVID-19, have materially impacted airline traffic and operations throughout the world, including our airline customers. It is unclear how long and to what extent these measures will remain in place and they may remain in place in some form for an extended period of time. Aircraft manufacturers and suppliers also have been impacted, including causing the temporary closure of Boeing and Airbus' final assembly facilities and also closures of various facilities across their supply chain in early 2020. Boeing and Airbus resumed production at these facilities during the second quarter of 2020, but with reduced output.

As the virus spread globally, its impact on the global economy increased significantly, resulting in a rapid decline in global air travel. While domestic and regional airline traffic improved from the lows witnessed earlier in 2020, air travel demand remains significantly challenged, especially in the international and business travel segments of the market. Beginning in the fourth quarter of 2020, several COVID-19 vaccines were approved for use in a number of countries. While widespread vaccination could reduce the impact of COVID-19 on the commercial airline industry, it is difficult to predict the pace of vaccinations and how long it will take the industry to recover.

Since the pandemic began in the first quarter of 2020, we have received requests from our customers for accommodations such as deferrals of lease payments or other lease concessions. As of February 22, 2020, most of our lessees have requested some form of accommodation. On a case-by-case basis, we have agreed to accommodations with approximately 61% of our lessees. Generally, these accommodations have been in the form of partial lease deferrals for payments due during 2020, typically with a short repayment period. The majority of these deferrals are to be repaid within 12 months from the date the deferrals were granted, and in many cases, include lease extensions. As of February 22, 2021, our total deferrals, net of repayments, was $144.3 million. To date, we have agreed to defer $240.4 million in lease payments, of which $96.1 million or 40% of the total deferrals have been repaid. These lease deferrals have negatively impacted our cash flow provided by operating activities but our net deferrals only represented approximately 1.9% of our total available liquidity as of December 31, 2020. While the majority of the accommodations are in the form of lease deferrals, we have also entered into some lease restructurings, which typically included lease extensions. These restructurings decreased our total revenue by approximately $49.2 million for the year ended December 31, 2020. We remain in active discussions with our airline customers and may continue to provide accommodations on a case-by-case basis.

Our collection rate for both the three and twelve months ended December 31, 2020 was approximately 88%. We expect that our collection rate will remain under pressure because of the impact of COVID-19. Collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, and includes cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due for the period. The collection rate is calculated after giving effect to lease deferral arrangements made as of February 22, 2021. In addition, we did not recognize rental revenue of $21.2 million and $49.4 million for the three and twelve months ended December 31, 2020, respectively, because collection was not reasonably assured for certain lessees. Aircraft on lease with these lessees represented approximately 7.8% of our fleet by net book value as of December 31, 2020. The severity and the length of the impact of the COVID-19 pandemic on air travel and the adverse impact of the pandemic on our airline customers continues to be uncertain and could intensify. As a result, we could experience increased requests for lease deferrals, a continuing decline in our collection rate and additional lease revenue that will not be recognized in future quarters because collection will not be reasonably assured for certain lessees.

Our lease utilization rate for the fourth quarter of 2020 was 99.8%. The lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft. The severity and longevity of the COVID-19 pandemic on our airline customers could result in a decline in our lease utilization rate if our lessees return aircraft to us before the return date in their lease agreement or experience insolvency or initiate bankruptcy or similar proceedings that result in aircraft being returned to us. If this occurs, we may not be able to reposition the aircraft with other airlines as quickly as we have historically been able to do and we may incur increased costs in repositioning such aircraft. A decline in our lease utilization rate would adversely impact our financial results, including our revenue and profitability.

During the fourth quarter, our employees continued to work remotely. Due to travel restrictions and business limitations and shutdowns, some transitions of our aircraft from one lessee to another lessee have been delayed and we expect continuing challenges when transitioning, acquiring or selling aircraft during the COVID-19 pandemic.

We have experienced aircraft delivery delays related to COVID-19. While the commitment table in "Item 2. Properties" of this Annual Report on Form 10-K above and the discussion of "Our Fleet" below reflects our current delivery expectations, we are in ongoing discussions with Boeing and Airbus to determine the extent and duration of delivery delays. The delays could result in a cancellation of leases for those aircraft. As of December 31, 2020, we have canceled our orders for 20 737 MAX aircraft with Boeing. While we have planned our capital expenditures for 2021 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes. In any case, our capital expenditures will be significantly less than what we planned prior to the pandemic, which will slow our revenue growth, but will further improve our strong liquidity position.

Similar to 2020, we anticipate reduced sales activity in 2021 compared to previous years due to aircraft delivery delays from Boeing and Airbus. We also anticipate that the market for aircraft sales will be weaker due to a reduction in the available aircraft financing in the market as a result of the pandemic. The decline in demand for used aircraft may also continue and ultimately could result in impairment charges to the aircraft in our fleet.

COVID-19 has caused disruption in the financial markets. We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, and debt financings. As of December 31, 2020, we had an undrawn balance of $6.0 billion under our Revolving Credit Facility (as defined below). During the COVID-19 pandemic, we have continued to access to the unsecured debt capital markets issuing approximately $3.8 billion in aggregate principal Medium-Term Notes with a weighted average interest rate of 2.6%. If we were to lose access, we could also seek to enter into secured debt financings, including financings supported through the Export-Import Bank of the United States or other export credit agencies ("ECAs") to fund future aircraft deliveries from our orderbook. Our liquidity is discussed below in more detail under "Liquidity and Capital Resources."

We expect our business, results of operations and financial condition will continue to be negatively impacted in the near term, and the pandemic could have a larger impact on our results of operations in 2021 than has been reflected during 2020. In addition, given the dynamic nature of this situation, we cannot reasonably estimate the continued

impacts of the COVID-19 pandemic on our business, results of operations and financial condition for the foreseeable future.

We believe, however, that the airline industry will eventually recover and aircraft travel will return to historical levels over the long term. See "Aircraft Industry and Sources of Revenues" below. Further, we believe we are well positioned to offer solutions for airlines, because we can offer the ability to lease younger, more fuel-efficient aircraft at a time when airlines will be focused on reducing capital requirements and managing costs.

2020 Overview

During the year ended December 31, 2020, we purchased and took delivery of 26 aircraft from our new order pipeline, purchased 15 incremental aircraft in the secondary market, and sold eight aircraft, ending the period with a total of 332 aircraft in our operating lease portfolio with a net book value of $20.4 billion. The weighted average lease term remaining on our operating lease portfolio was 6.9 years and the weighted average age of our fleet was 4.1 years as of December 31, 2020. The net book value of our fleet grew by 9.0%, to $20.4 billion as of December 31, 2020 compared to $18.7 billion as of December 31, 2019. Our managed fleet decreased slightly to 81 aircraft as compared to the prior year primarily due to aircraft sales from our managed fleet. We have a globally diversified customer base comprised of 112 airlines in 60 countries. Our lease utilization rate for the fourth quarter of 2020 was 99.8%.

As of December 31, 2020, we had commitments to purchase 361 aircraft from Boeing and Airbus for delivery through 2027, with an estimated aggregate commitment of $23.9 billion. We ended 2020 with $26.8 billion in committed minimum future rental payments. We have placed approximately 92% of our committed orderbook on long-term leases for aircraft delivering through the end of 2022 and 73% through the end of 2023. We have $13.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.2 billion in minimum future rental payments related to aircraft which will deliver between 2021 through 2025.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with a limited utilization of government guaranteed export credit or other forms of secured financing. In 2020, we issued approximately $4.5 billion in aggregate principal amount of senior unsecured notes with maturities ranging from 2025 to 2030 and a weighted average interest rate of 2.93%. We ended 2020 with total debt outstanding, net of discounts and issuance costs, of $16.5 billion, of which 93.0% was at a fixed rate and 98.2% of which was unsecured. As of December 31, 2020, our composite cost of funds was 3.13%.

Our total revenues for the year ended December 31, 2020 decreased by 0.1% to $2.0 billion as compared to 2019. Despite the continued growth of our fleet, our revenues decreased due to a reduction in our aircraft sales, trading and other activity. Additionally, we were not able to recognize $49.4 million of rental revenue because collection was not reasonably assured for certain of our leases. Finally, we entered into lease restructurings, which typically included lease extensions, resulting in a decrease of approximately $49.2 million in revenue for the year ended December 31, 2020. During the year ended December 31, 2020, our net income available to common stockholders was $500.9 million compared to $575.2 million for the year ended December 31, 2019. Our diluted earnings per share for the full year 2020 was $4.39 compared to $5.09 for the full year 2019. The decrease in net income available to common stockholders in 2020 as compared to 2019 was primarily due to the decrease in revenues as discussed above and an increase in depreciation and interest expense from the growth of our fleet and due to our increased liquidity position, partially offset by a decrease in selling, general and administrative expenses.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2020 was $692.0 million or $6.07 per diluted share, compared to $781.2 million, or $6.91 per diluted share for the year ended December 31, 2019. As discussed above, the decrease in our adjusted net income before income taxes in 2020 as compared to 2019 was primarily due to the decrease in revenues and an increase in depreciation and interest expense, partially offset by a decrease in selling, general and administrative expenses. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting

Principles (“GAAP”). See Note 3 in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income available to common stockholders.

Our Fleet

We have continued to build one of the world’s youngest operating lease portfolios, including some of the most fuel-efficient commercial jet aircraft. Our fleet, based on net book value, increased by 9.0%, to $20.4 billion as of December 31, 2020, compared to $18.7 billion as of December 31, 2019. During the year ended December 31, 2020, we took delivery of 26 aircraft from our new order pipeline, purchased 15 incremental aircraft in the secondary market and sold eight aircraft, ending the year with a total of 332 aircraft in our operating lease portfolio. The weighted average fleet age and weighted average remaining lease term of our operating lease portfolio as of December 31, 2020 were 4.1 years and 6.9 years, respectively. We also managed 81 aircraft as of December 31, 2020.

Portfolio metrics of our fleet as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019

Aggregate net book value	$20.4 billion	$18.7 billion
Weighted average fleet age(1)	4.1 years	3.5 years
Weighted average remaining lease term(1)	6.9 years	7.2 years

Owned fleet(2)	332	292
Managed fleet(2)	81	83
Aircraft on order	361	413
Aircraft purchase options(3)	25	70
Total	799	858

Current fleet contracted rentals	$13.6 billion	$14.1 billion
Committed fleet rentals	$13.2 billion	$15.0 billion
Total committed rentals	$26.8 billion	$29.1 billion
(1)	Weighted-average fleet age and remaining lease term calculated based on net book value of our operating lease portfolio.
(2)	As of December 31, 2020, we did not have any aircraft classified as flight equipment held for sale. As of December 31, 2019, we had eight aircraft classified as flight equipment held for sale which are included in Other assets on the Consolidated Balance Sheets. All of these aircraft are excluded from the owned fleet count and included in our managed fleet count.
(3)	As of December 31, 2020, we had options to acquire up to 25 Airbus A220 aircraft. As of December 31, 2019, we had options to acquire up to 45 Boeing 737-8 MAX aircraft and up to 25 Airbus A220 aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

	(in thousands, except percentages)
Europe	$6,413,557	31.4%	$5,438,775	29.0%
Asia (excluding China)	5,513,498	27.1%	4,985,525	26.7%
China	2,766,543	13.5%	2,930,752	15.7%
The Middle East and Africa	2,356,418	11.6%	2,242,215	12.0%
U.S. and Canada	1,298,974	6.4%	996,398	5.3%
Central America, South America, and Mexico	1,074,792	5.3%	1,116,814	6.0%
Pacific, Australia, and New Zealand	956,568	4.7%	993,858	5.3%
Total	$20,380,350	100.0%	$18,704,337	100.0%

The following table sets forth the number of aircraft in our flight equipment subject to operating leases by aircraft type as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Number of		Number of
Aircraft type	Aircraft	% of Total	Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	31	9.4%	21	7.2%
Airbus A320-200neo	19	5.7%	13	4.5%
Airbus A321-200	28	8.4%	28	9.6%
Airbus A321-200neo	49	14.8%	35	12.0%
Airbus A330-200	13	3.9%	12	4.1%
Airbus A330-300	8	2.4%	7	2.4%
Airbus A330-900neo	8	2.4%	7	2.4%
Airbus A350-900	11	3.3%	10	3.4%
Airbus A350-1000	2	0.6%	—	—%
Boeing 737-700	4	1.2%	4	1.4%
Boeing 737-800	88	26.5%	85	29.1%
Boeing 737-8 MAX	15	4.5%	15	5.1%
Boeing 767-300ER	—	—%	1	0.3%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	7.2%	24	8.2%
Boeing 787-9	23	7.0%	23	8.0%
Boeing 787-10	6	1.8%	4	1.4%
Embraer E190	1	0.3%	1	0.3%
Total	332	100.0%	292	100.0%

As of December 31, 2020, we had commitments to purchase 361 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $23.9 billion, for delivery through 2027 as shown in the following table. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for some aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of the delivery delays.

Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A220-300(1)	—	3	14	12	11	10	50
Airbus A320/321neo(2)	30	23	22	26	19	20	140
Airbus A330-900neo	3	7	4	—	—	—	14
Airbus A350-900/1000	4	3	4	5	1	—	17
Boeing 737-7/8/9 MAX(3)	21	23	25	29	8	—	106
Boeing 787-9/10	14	8	7	5	—	—	34
Total	72	67	76	77	39	30	361
(1)	In addition to our commitments, as of December 31, 2020, we had options to acquire up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.
(2)	Our Airbus A320/321neo aircraft orders include 40 long-range variants and 29 extra long-range variants.
(3)	The table above reflects our estimate of future Boeing 737 MAX aircraft delivery delays based on information currently available to us.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, we and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted our actual delivery dates. We have experienced delivery delays for certain of our Airbus orderbook aircraft, including the A320neo family aircraft and the A330neo aircraft. The worldwide grounding of the Boeing 737 MAX beginning in March 2019 has also resulted in material delivery delays of those aircraft from our orderbook. The FAA and EASA lifted their grounding order on November 18, 2020 and January 27, 2021, respectively. Although certain countries and regulatory entities have also approved return to service of the aircraft, the 737 MAX still remains grounded in many jurisdictions. Production of the 737 MAX resumed at a modest pace during the second quarter of 2020. Beginning in the fourth quarter of 2020, deliveries resumed for markets where the aircraft had been approved to return to service. The grounding of the aircraft has caused airlines to adjust flight schedules, cancel flights, or keep older aircraft in service longer. We are unable to speculate as to when the grounding in the remaining countries and jurisdictions will be lifted; even after the grounding is lifted globally. We are currently in discussions with Boeing regarding the mitigation of damages resulting from the grounding of, and the delivery delays associated with the 737 MAX aircraft that we own or have on order.

As of December 31, 2020, we owned and leased 15 737 MAX aircraft and we had 106 737 MAX aircraft on order. With respect to the 15 737 MAX aircraft we own and lease, our airline customers are obligated to continue to make payments under the lease, irrespective of any difficulties in which the lessees may encounter, including an aircraft fleet grounding. However, the lease payments for some of our airline customers for these 15 737 MAX are in arrears.

We expect that if the grounding continues in certain countries and jurisdictions for an extended time, or if there are significant 737 MAX delivery delays even after the grounding is lifted, more of our customers may seek to cancel their lease contracts with us. As of February 22, 2021, we have canceled our orders for 20 737 MAX aircraft with Boeing. It is unclear at this point if we will cancel more of our 737 MAX delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of damages resulting from the grounding of and the delivery delays associated with the 737 MAX aircraft that we own and have on order.

During the fourth quarter of 2020, Boeing identified manufacturing defects on the 787 aircraft. As a result, Boeing has not delivered any 787 aircraft since October 2020. We are not yet able to determine the impact of the delivery delays from these manufacturing defects.

As a result of the aforementioned items occurring with both the 737 MAX and 787 aircraft, as of February 22, 2021 we anticipate that Boeing may continue to experience challenges in delivering these aircraft resulting in delivery delays on both the 737 MAX and 787 throughout 2021.

For several years, Airbus has also had delivery delays for certain of its aircraft, primarily the A320neo family aircraft and, to a lesser extent, A330neo aircraft. Airbus has told us to continue to expect several months of delivery delays relating to such aircraft scheduled to deliver through 2022. These delays also have impacted airline operations and the profitably of certain airlines.

The ongoing COVID-19 pandemic has also caused delivery delays of aircraft in our orderbook. As discussed in further detail in the “Impact of COVID-19 Pandemic” section under “Item 7. Management’s Discussion and Analysis” of this Annual Report on Form 10-K, the COVID-19 pandemic has resulted in numerous travel restrictions and business shutdowns or other operating limitations, including the temporary closure of final aircraft assembly facilities for each of Boeing and Airbus. Boeing and Airbus resumed production at these facilities during the second quarter of 2020 but with reduced output.

As a result of the manufacturing delays and the delays related to the COVID-19 pandemic, many of our expected aircraft deliveries in 2020 were delayed. We are in ongoing discussions with Boeing and Airbus to determine the impact and duration of delivery delays. However, we are not yet able to determine the impact of the delivery delays, and as such, our expected delivery dates could materially change. While we have planned our capital expenditures for the remainder of 2021 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes.

The aircraft purchase commitments discussed above also could be impacted by lease cancellation. Our leases typically provide that we and our airline customer each have a cancellation right related to certain aircraft delivery delays. Our purchase agreements with Boeing and Airbus also generally provide that we and the manufacturer each have cancellation rights that typically are parallel with our cancellation rights in our leases. Our leases and our purchase agreements with Boeing and Airbus generally provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. As of February 22, 2021, we have canceled our orders for 20 737 MAX aircraft with Boeing. We believe that the majority of our 737 MAX aircraft and some of our 787 aircraft deliveries in our orderbook will be delayed more than 12 months, which would give us, our airline customers and Boeing the right to cancel these aircraft commitments.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2020, along with the lease placements of such aircraft as of February 22, 2021. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but given the dynamic nature of the ongoing COVID-19 pandemic, we are not yet able to determine the full impact of the delivery delays.

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased
2021	72	71	98.6%
2022	67	57	85.1%
2023	76	29	38.2%
2024	77	11	14.3%
2025	39	1	2.6%
Thereafter	30	—	—%
Total	361	169

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with commercial airlines throughout the world. As of December 31, 2020, we had a globally diversified customer base of 112 airlines in 60 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development, which may be negatively impacted by economic disruption, macroeconomic conditions and geopolitical and policy risks, among other factors. COVID-19 has caused significant disruption to the commercial airline industry resulting in a significant decline in air travel, negatively impacting airlines, aircraft manufacturers, and other related businesses. The International Air Transport Association (“IATA”) reported that passenger traffic fell 66% year-over-year in calendar year 2020, and 70% year-over-year for the month of December 2020, primarily due to COVID-19. While domestic and regional airline traffic have improved since the industry low in April 2020, passenger traffic remains challenged, especially with respect to international and business air travel demand. Beginning in the fourth quarter of 2020, several COVID-19 vaccines had been approved for use in a number of countries. While widespread vaccination could reduce the impact of COVID-19 on the commercial airline industry, it is difficult to predict the pace of vaccinations and how long it will take the industry to recover.

We expect our airline customers to continue to experience financial difficulties through 2021 and potentially longer, which could result in additional requests for lease accommodations, requests to return aircraft early and lease defaults. We also expect more airline reorganizations, liquidations, or other forms of bankruptcies, which may include our aircraft customers and result in the early return of aircraft or changes in our lease terms. As of the date of this filing, we had 25 aircraft across six airlines which were subject to various forms of insolvency proceedings.

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

We expect the aviation industry to recover over time from the impact of COVID-19, and in the long-term we remain optimistic. While we believe some aircraft lessors may consolidate or cease operations as a result of the pandemic, we believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. As a result of the COVID-19 pandemic, some airlines have accelerated their plans to retire older, less fuel-efficient aircraft that have higher maintenance costs in the current environment, and we anticipate that airlines will continue to accelerate the retirement of this type of aircraft, ultimately increasing demand for newer aircraft over time. We also anticipate that when airlines need to add new aircraft to their fleet, they will increasingly elect to lease aircraft instead of purchasing aircraft to reduce capital requirements and manage other operating expenses, and that we will benefit from that trend. A number of these trends have emerged in 2020 and are continuing in 2021.

We and airlines around the world have continued to experience delivery delays from Boeing and Airbus and been impacted by the 737 MAX grounding, as discussed above in “Our Fleet--Aircraft Delivery Delays.” Aircraft manufacturer delays and the 737 MAX grounding have impacted the growth of our company as well as the growth of our airline customers, passenger growth and airline profitability and we expect this to continue. As a result of continued manufacturing delays and the impact of COVID-19, we expect aircraft deliveries to be lower than previously anticipated for 2021 and delivery delays could potentially extend well into 2022 and beyond. We also anticipate lower aircraft sales compared to previous years because of the delivery delays.

As a result of various impacts of COVID-19 including border restrictions and other travel limitations particularly on long-haul intercontinental travel, we have seen further reduced demand for certain widebody aircraft in our fleet. Due to the grounding of the Boeing 737 MAX and other narrow body delivery delays, our fleet currently has a greater concentration of widebody aircraft than we typically target.

In October 2019, the U.S. government imposed a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. In March 2020, the tariff was raised to 15%. Effective November 10, 2020, the European Union (“E.U.”) imposed a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including taxes, insurance, aircraft maintenance and the costs associated with the importation of the aircraft. However, we are currently monitoring the impact of U.S. trade policies on our future Airbus deliveries to U.S. customers, and our Boeing deliveries to customers in the E.U and future demand for our orderbook aircraft.

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

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We have structured ourselves with the goal to maintain investment-grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis with primarily fixed-rate debt. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, secured financings and preferred stock issuances serves as a key advantage in managing our liquidity. Aircraft delivery delays as a product of the COVID-19 pandemic, 737 MAX grounding and other manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next six to twelve months and potentially beyond. We continue to monitor COVID-19 and its impact on our overall liquidity position and outlook.

We ended 2020 with total debt outstanding, net of discounts and issuance costs, of $16.5 billion compared to $13.6 billion in 2019. Our unsecured debt outstanding increased to $16.4 billion as of December 31, 2020 from $13.3 billion as of December 31, 2019. Our unsecured debt as a percentage of total debt increased to 98.2% as of December 31, 2020 from 96.6% as of December 31, 2019.

Our cash flows provided by operating activities decreased by 21.7% or $302.3 million to $1.1 billion in 2020, as compared to $1.4 billion in 2019. The decrease in our cash flow provided by operating activities is primarily due to an increase in deferred lease payments and lease restructurings as a result of the COVID-19 pandemic. Our cash flow used in investing activities was $2.5 billion for the year ended December 31, 2020, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our aircraft sales and trading activity. Our cash flow provided by financing activities was $2.9 billion for the year ended December 31, 2020, which resulted primarily from the issuance of unsecured notes partially offset by the repayment of outstanding debt. We expect the impact of COVID-19, including as a result of rent deferrals and other lease concessions made or that we may make in the future to our customers, will continue to have negative impact on cash flow from operating activities.

We ended 2020 with available liquidity of $7.7 billion which is comprised of unrestricted cash of $1.7 billion and undrawn balances under our unsecured revolving credit facilities of $6.0 billion. Our revolving credit facility does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy. We believe that we have sufficient liquidity to satisfy the operating requirements of our business through at least the next 12 months. A key component of the ongoing liquidity available to us is our revolving credit facility, for which the substantial majority of the commitments mature in 2023. Our revolving credit facility is currently syndicated across 50 financial institutions from around various regions of the world, diversifying our reliance on any individual lending institution.

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

As of December 31, 2020, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Debt

Our debt financing was comprised of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

	(U.S. dollars in thousands, except percentages)
Unsecured
Senior notes	$15,583,544	$12,357,811
Term financings	811,550	883,050
Revolving credit facility	—	20,000
Total unsecured debt financing	16,395,094	13,260,861
Secured
Term financings	276,032	428,824
Export credit financing	24,955	31,610
Total secured debt financing	300,987	460,434

Total debt financing	16,696,081	13,721,295
Less: Debt discounts and issuance costs	(177,743)	(142,429)
Debt financing, net of discounts and issuance costs	$16,518,338	$13,578,866
Selected interest rates and ratios:
Composite interest rate(1)	3.13%	3.34%
Composite interest rate on fixed rate debt(1)	3.26%	3.39%
Percentage of total debt at fixed rate	93.02%	88.40%
(1)	This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2020, we had $15.6 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.17 years to 9.92 years and bearing interest at fixed rates ranging from 2.25% to 4.625%, with two notes bearing interest at a floating rate of LIBOR plus 1.125% and a floating rate of three-month LIBOR plus 0.67%. As of December 31, 2019, we had $12.4 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 4.85%, with two notes bearing interest at a floating rate of LIBOR plus 1.125% and a floating rate of three-month LIBOR plus 0.67%.

During the year ended December 31, 2020, we issued $4.5 billion in aggregate principal amount of U.S. dollar denominated senior unsecured notes comprised of (i) $750.0 million due 2025 at a fixed rate of 2.30% (ii) $650.0 million due 2030 at a fixed rate of 3.00% (iii) $850.0 million due 2025 at a fixed rate of 3.375% (iv) $1.45 billion due 2026 at a fixed rate of 2.875% and (v) $750.0 million due 2030 at a fixed rate of 3.125%.

During the year ended December 31, 2020, we repurchased $206.1 million in aggregate principal amount of Floating Rate Medium-Term Notes due 2021. The debt repurchases resulted in a gain of $14.0 million and is included in Aircraft sales, trading and other revenue in our Consolidated Statements of Income and Comprehensive Income.

In January 2021, we issued $750.0 million in aggregate principal amount of Medium-Term Notes due 2024 bearing interest at a fixed rate of 0.70%.

Public senior notes (including Medium-Term Note Program). Of our $15.6 billion aggregate principal amount of senior unsecured notes outstanding as of December 31, 2020, approximately $15.5 billion of such notes have been registered with the SEC. All of our public senior notes may be redeemed at our option in part or in full at any time and from time to time prior to maturity at the redemption prices specified in such public senior notes. Our public senior notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a “change of control repurchase event” (as defined in the applicable indenture or supplemental indenture) occurs.

Each of the indentures and the applicable supplemental indentures governing these public senior notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

The covenants contained in all of the indentures and applicable supplemental indentures governing our public senior notes are subject to a number of important exceptions and qualifications set forth in the applicable indenture. We believe that, as of December 31, 2020, we were in compliance in all material respects with all covenants contained in the indentures governing our public senior notes. In addition, the indentures and the applicable supplemental indentures governing all of our public senior notes outstanding as of December 31, 2020 also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures and supplemental indentures may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in such indentures and supplemental indentures.

On November 20, 2018, we established a Medium-Term Note Program, under which we may issue, from time to time, up to $15.0 billion of debt securities designated as our Medium-Term Notes, Series A. All of our public senior notes issuances in 2019 and 2020 consisted of Medium-Term Notes, Series A, issued under our Medium-Term Note Program. As of December 31, 2020, we have issued a total of $7.4 billion under our Medium-Term Note Program.

Private placement notes. As of December 31, 2020, we had approximately $75.0 million of notes that have not been registered with the SEC and are governed by a purchase agreement. Our private placement notes, like our public senior notes, may be redeemed at our option in part or in full at any time and from time to time prior to maturity at specified redemption prices. Our private placement notes also require us to offer to purchase all of the notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest if a “change in control” (as defined in the purchase agreement governing such notes) occurs.

The purchase agreement governing our private placement notes contains financial maintenance covenants relating to our consolidated net worth, consolidated unencumbered assets, interest coverage, and consolidated leverage ratio. In addition, the purchase agreement contains covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to alter their lines of business and engage in affiliate transactions; (ii) limit the ability of our subsidiaries to incur unsecured indebtedness; and (iii) limit our ability and the ability of each note guarantor subsidiary, if any, to consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications set forth in the purchase agreement, including the suspension of the financial maintenance covenant relating to interest coverage when the private placement notes governed by such purchase agreement have an “investment grade rating” (as defined in the purchase agreement). As of December 31, 2020, all of our private placement notes were investment grade rated as defined in the purchase agreement. We believe that, as of December 31, 2020, we were in compliance in all material respects with all covenants contained in the purchase agreement governing our private placement notes.

The purchase agreement governing our private placement notes also provide for customary events of default. If any event of default occurs, any amount then outstanding under the purchase agreement may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the purchase agreements.

Unsecured term financings

From time to time, we enter into unsecured term facilities. During 2020, we entered into a $50.0 million term facility with a term of one year and bearing interest at a floating rate of LIBOR plus 1.00%. During 2020, we also entered into an agreement to increase our $600.0 million term facility by $30.0 million to an aggregate principal amount of $630.0 million, with a term of three years and bearing interest at a floating rate of LIBOR plus 1.125%.

The outstanding balance on our unsecured term facilities as of December 31, 2020 was $811.6 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and four facilities bearing interest at floating rates ranging from LIBOR plus 0.95% to LIBOR plus 1.125%. As of December 31, 2020, the remaining maturities of all unsecured term facilities ranged from approximately 0.13 years to approximately 3.75 years. As of December 31, 2019, the outstanding balance on our unsecured term facilities was $883.1 million.

Unsecured revolving credit facility

We have a senior unsecured revolving credit facility governed by a second amended and restated credit agreement, dated May 5, 2014 (as amended, modified and supplemented thereafter) (the “Revolving Credit Facility”). During the year ended December 31, 2020, we increased the aggregate capacity of the Revolving Credit Facility by $250.0 million. On May 5, 2020, commitments totaling $92.7 million of the Revolving Credit Facility matured. As of December 31, 2020, lenders held revolving commitments totaling approximately $5.8 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, and commitments totaling $5.0 million that mature on May 5, 2021. As of December 31, 2020, the unsecured revolving credit facility provides us with financing capacity of up to $6.0 billion subject to the terms and conditions set forth therein.

As of December 31, 2020, borrowings under the Revolving Credit Facility will generally bear interest at either (i) LIBOR plus a margin of 1.05% per year or (ii) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for our debt. We are required to pay a facility fee of 0.20% per year (subject to increases or decreases based on declines in the credit ratings of our debt) in respect of total commitments under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

As of December 31, 2020, we did not have any amounts outstanding under our Revolving Credit Facility. The total amount outstanding under our Revolving Credit Facility was $20.0 million as of December 31, 2019.

The Revolving Credit Facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness, and our subsidiaries’ abilities to engage in certain mergers, consolidations, and asset sales. The Revolving Credit Facility also requires us to comply with certain financial maintenance covenants including a maximum consolidated leverage ratio, minimum consolidated shareholders’ equity, and minimum consolidated unencumbered assets, as well as an interest coverage test that is suspended when the Revolving Credit Facility or certain of our other indebtedness is rated investment grade (as defined in the Revolving Credit Facility. As of December 31, 2020, the Company maintained the needed investment grade rating for suspension of this covenant. In addition, the Revolving Credit Facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the Revolving Credit Facility and require immediate repayment of all outstanding borrowings.

In February 2021, we entered into an agreement to increase our revolving unsecured bank commitments by $200.0 million, which mature on May 5, 2023, to approximately $6.2 billion.

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

The secured term facilities contain customary covenants for financings of these types, including covenants that limit the borrowers’ actions to those of special purpose entities engaged in the ownership and leasing of a particular aircraft and restrict their ability to incur, create, or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions, and to engage in certain mergers, consolidations and asset sales. The secured term facilities also contain limitations on our ability to transfer the equity interests of such subsidiaries or to incur, create or assume liens on such equity interests or the collateral securing such secured term facilities. In addition, the secured term facilities contain customary events of default for such financings. In the case of an event of default, the lenders may require immediate repayment of all outstanding loans. These provisions are subject to a number of important exceptions and qualifications set forth in the loan agreements governing the secured term facilities. We believe, as of December 31, 2020, we were in compliance in all material respects with the covenants contained in our secured term facilities.

As of December 31, 2020, the outstanding balance on our secured term facilities was $276.0 million and we had pledged 11 aircraft as collateral with a net book value of $596.6 million. The outstanding balance under our secured term facilities as of December 31, 2020 was comprised of a $49.3 million fixed rate facility with an interest rate of 2.36% and $226.7 million of floating rate debt with interest rates ranging from three-month LIBOR plus 0.84% to one-month LIBOR plus 2.00%. As of December 31, 2020, the remaining maturities of all secured term facilities ranged from approximately 0.48 years to approximately 8.84 years.

As of December 31, 2019, the outstanding balance on our secured term facilities was $428.8 million and we had pledged 14 aircraft as collateral with a net book value of $857.1 million. The outstanding balance under our secured term facilities as of December 31, 2019 was comprised of $54.6 million fixed rate debt with an interest rate of 2.36% and $374.3 million floating rate debt, with interest rates ranging from LIBOR plus 0.80% to LIBOR plus 2.50%.

Export credit financings

As of December 31, 2020 and 2019, the Company had $25.0 million and $31.6 million in government guaranteed export credit financing outstanding, respectively.

In March 2013, we issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank of the United States. The notes mature on August 15, 2024 and bear interest at a rate of 1.617% per annum. We had one aircraft that serves as collateral for the notes with a net book value of $32.1 million and $33.6 million as of December 31, 2020 and 2019, respectively.

Preferred equity

On March 5, 2019, we issued 10,000,000 shares of 6.150% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. We will pay dividends on the Series A Preferred Stock only when, as and if declared by the board of directors. Dividends accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

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

We paid a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock on each of March 15, 2020, June 15, 2020, September 15, 2020, and December 15, 2020.

Potential Impact of LIBOR Transition

As of December 31, 2020, we had approximately $1.2 billion of floating rate debt outstanding that used LIBOR as the applicable reference rate to calculate the interest on such debt. Additionally, our Series A Preferred Stock will in the future accrue dividends at a floating rate determined by reference to LIBOR, if available. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are intended to serve as alternative reference rates to LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere.

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

If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt if LIBOR is discontinued, we would expect to incur additional interest expense on such indebtedness as of December 31, 2020 of approximately $11.7 million on an annualized basis. Further, if LIBOR is discontinued and there is no acceptable alternative reference rate, some of our floating rate debt, including our senior unsecured notes issued under our Medium-Term Note Program, may effectively become fixed rate debt. As a result, the cost of this debt would increase to us if and as interest rates decreased.

While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate and our Series A Preferred Stock. In addition, any alternative reference rates to LIBOR may result in interest or dividend payments that do not correlate over time with the payments that would have been made on our indebtedness or Series A Preferred Stock, respectively, if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of LIBOR by the end of 2021.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets.

The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Negative	March 26, 2020
Standard and Poor’s	BBB	BBB	Negative	April 10, 2020
Fitch Ratings	BBB	BBB	Negative	July 9, 2020

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$1,946,620	$1,916,869	$1,631,200
Aircraft sales, trading, and other	68,819	100,035	48,502
Total revenues	2,015,439	2,016,904	1,679,702
Expenses
Interest	431,733	397,320	310,026
Amortization of debt discounts and issuance costs	43,025	36,691	32,706
Interest expense	474,758	434,011	342,732
Depreciation of flight equipment	780,691	702,810	581,985
Selling, general, and administrative	95,684	123,653	97,369
Stock-based compensation	17,628	20,745	17,478
Total expenses	1,368,761	1,281,219	1,039,564
Income before taxes	646,678	735,685	640,138
Income tax expense	(130,414)	(148,564)	(129,303)
Net income	$516,264	$587,121	$510,835
Preferred stock dividends	(15,375)	(11,958)	—
Net income available to common stockholders	$500,889	$575,163	$510,835

Earnings per share of common stock
Basic	$4.41	$5.14	$4.88
Diluted	$4.39	$5.09	$4.60

Weighted-average shares of common stock outstanding
Basic	113,684,782	111,895,433	104,716,301
Diluted	114,014,021	113,086,323	112,363,331

Other financial data
Pre-tax profit margin	32.1%	36.5%	38.1%
Adjusted net income before income taxes(1)	$691,956	$781,163	$690,322
Adjusted pre-tax profit margin(1)	34.3%	38.7%	41.1%
Adjusted diluted earnings per share before income taxes(1)	$6.07	$6.91	$6.20
Pre-tax return on common equity	11.3%	14.2%	14.3%
Adjusted pre-tax return on common equity(1)	12.4%	15.4%	15.5%
(1)	Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, such as settlement expense, net of recoveries, that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues, excluding insurance recoveries), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes plus assumed conversions divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following tables show the reconciliation of net income available to common stockholders to adjusted net income before income taxes and adjusted pre-tax profit margin (in thousands, except percentages):

	Year Ended
	December 31,
	2020	2019	2018

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted net income before income taxes:
Net income available to common stockholders	$500,889	$575,163	$510,835
Amortization of debt discounts and issuance costs	43,025	36,691	32,706
Stock-based compensation	17,628	20,745	17,478
Provision for income taxes	130,414	148,564	129,303
Adjusted net income before income taxes	$691,956	$781,163	$690,322

Reconciliation of denominator of adjusted pre-tax profit margin:
Total revenues	2,015,439	2,016,904	1,679,702
Adjusted pre-tax profit margin	34.3%	38.7%	41.1%

The following table shows the reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2020	2019	2018

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted diluted earnings per share before income taxes:
Net income available to common stockholders	$500,889	$575,163	$510,835
Amortization of debt discounts and issuance costs	43,025	36,691	32,706
Stock-based compensation	17,628	20,745	17,478
Provision for income taxes	130,414	148,564	129,303
Adjusted net income before income taxes	$691,956	$781,163	$690,322
Assumed conversion of convertible senior notes	—	—	6,219
Adjusted net income before income taxes plus assumed conversions	$691,956	$781,163	$696,541
Weighted-average diluted shares of common stock outstanding	114,014,021	113,086,323	112,363,331
Adjusted diluted earnings per share before income taxes	$6.07	$6.91	$6.20

The following table shows the reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	2018

	(unaudited)
Reconciliation of net income available to common stockholders to adjusted pre-tax return on common equity:
Net income available to common stockholders	$500,889	$575,163	$510,835
Amortization of debt discounts and issuance costs	43,025	36,691	32,706
Stock-based compensation	17,628	20,745	17,478
Provision for income taxes	130,414	148,564	129,303
Adjusted net income before income taxes	$691,956	$781,163	$690,322

Common shareholders’ equity as of the beginning of the period	$5,373,544	$4,806,900	$4,127,442
Common shareholders’ equity as of the end of the period	5,822,341	5,373,544	4,806,900
Average common shareholders’ equity	$5,597,943	$5,090,222	$4,467,171

Adjusted pre-tax return on common equity	12.4%	15.4%	15.5%

2020 Compared to 2019

Rental revenue

As of December 31, 2020, we owned 332 aircraft, with a net book value of $20.4 billion, and recorded $1.95 billion in rental revenue for the year then ended, which included amortization expense related to initial direct costs, net of overhaul revenue, of $31.9 million. In the prior year, as of December 31, 2019, we owned 292 aircraft with a net book value of $18.7 billion and recorded $1.92 billion in rental revenue for the year ended December 31, 2019, which included overhaul revenue, net of amortization of initial direct costs, of $11.1 million. The increase in rental revenue was primarily due to the increase in net book value of our operating lease portfolio to $20.4 billion as of December 31, 2020 from $18.7 billion as of December 31, 2019, partially offset by approximately $49.4 million of rental revenue we were not able to recognize because collection was not reasonably assured for certain of our leases and the impact of lease restructurings entered into during the period, which decreased our total revenue by approximately $49.2 million for the year ending December 31, 2020.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $68.8 million for the year ended December 31, 2020, of which $31.1 million was related to the sale of eight aircraft and lease termination fees recognized during the year then ended. In addition, we recorded $14.0 million in other revenue related to the repurchase of $206.1 million in aggregate principal amount of our Floating Rate Medium-Term Notes due in 2021. Aircraft sales, trading and other revenue totaled $100.0 million for the year ended December 31, 2019, of which $67.8 million was related to the sale of 30 aircraft from our operating lease portfolio and lease termination fees recognized during 2019. The decrease in our aircraft sales, trading, and other revenue for the year 2020 compared to 2019 is primarily due to fewer aircraft sales.

Interest expense

Interest expense totaled $474.8 million for the year ended December 31, 2020 compared to $434.0 million for the year ended December 31, 2019. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by the decrease in our composite interest rate. We ended the year with an available liquidity balance of $7.7 billion. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $780.7 million in depreciation expense of flight equipment for the year ended December 31, 2020 compared to $702.8 million for the year ended December 31, 2019. The increase in depreciation expense for 2020 compared to 2019 was primarily attributable to the growth of our fleet.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $95.7 million for the year ended December 31, 2020 compared to $123.7 million for the year ended December 31, 2019. Selling, general, and administrative expense as a percentage of total revenue decreased to 4.7% for the year ended December 31, 2020 compared to 6.1% for the year ended December 31, 2019. The decrease in selling, general and administrative expenses is primarily due to lower transactional costs incurred and a decrease in operating expenses during the period.

Taxes

For the years ended December 31, 2020 and 2019 we reported an effective tax rate of 20.2%.

Net income available to common stockholders

For the year ended December 31, 2020, we reported consolidated net income available to common stockholders of $500.9 million, or $4.39 per diluted share, compared to a consolidated net income available to common stockholders of $575.2 million, or $5.09 per diluted share, for the year ended December 31, 2019. Despite the continued growth of our fleet, our net income available to common stockholders decreased for the year 2020 as compared to 2019, due to the decrease in our revenues as described above and an increase in depreciation and interest expense, partially offset by a decrease in selling, general and administrative expenses.

Adjusted net income before income taxes

For the year ended December 31, 2020, we recorded adjusted net income before income taxes of $692.0 million, or $6.07 per diluted share, compared to an adjusted net income before income taxes of $781.2 million, or $6.91 per diluted share, for the year ended December 31, 2019. Adjusted net income before income taxes decreased for year 2020 as compared to 2019, primarily due to a decrease in total revenues as described above and an increase in depreciation and interest expense, partially offset by a decrease in selling, general and administrative expenses.

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

Contractual Obligations

Our contractual obligations as of December 31, 2020 are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total

	(in thousands)
Long-term debt obligations	$1,936,630	$2,730,561	$2,502,123	$1,539,857	$2,313,889	$5,673,021	$16,696,081
Interest payments on debt outstanding(1)	496,477	449,596	378,869	302,378	238,274	438,962	2,304,556
Purchase commitments(2)(3)	5,714,466	5,308,710	4,990,924	4,588,529	1,933,286	1,336,641	23,872,556
Operating leases	7,488	6,664	6,481	4,639	7,630	25,584	58,486
Total	$8,155,061	$8,495,531	$7,878,397	$6,435,403	$4,493,079	$7,474,208	$42,931,679
(1)	Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2020.
(2)	Purchase commitments reflect our estimate of future Boeing and Airbus aircraft deliveries based on information currently available to us. The actual delivery dates of such aircraft and expected time for payment of such aircraft may differ from our estimates and could be further impacted by ongoing COVID-19 pandemic and the length of the 737 MAX grounding in certain jurisdictions and the pace at which Boeing can deliver aircraft following the lifting of the 737 MAX grounding, among other factors. Purchase commitments include only the costs of aircraft in our committed orderbook and do not include costs of aircraft that we have the option to purchase or have the right to purchase through memorandums of understanding or letters of intent.
(3)	Due to the expected aircraft delivery delays, we expect approximately $5.2 billion of our purchase commitments will be subject to cancellation, at our option, by the time of delivery.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of December 31, 2020 and 2019, we had $1.2 billion and $1.6 billion, respectively, in floating-rate debt. If interest rates increase, we would be obligated to make higher interest payments to our lenders. As we incur fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2020 and December 31, 2019 of approximately $11.7 million and $15.9 million, respectively, on an annualized basis, which would put downward pressure on our operating margins. As noted above, we also have risk related to the impact of the transition from LIBOR. See section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt—Potential Impact of LIBOR Transition.”

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. As of December 31, 2020 and 2019, approximately 0.6% and 0.7% of our lease revenues were denominated in foreign currency. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of flight equipment subject to operating leases

As discussed in Note 1 to the consolidated financial statements, the Company’s assessment of the carrying value of flight equipment is performed on an aircraft by aircraft basis and is measured by comparing the carrying amount of the individual aircraft to the future undiscounted cash flows expected to be generated by that aircraft. The future undiscounted cash flows consist of cash flows from currently contracted leases, future projected leases, and estimated residual values for each aircraft. The Company develops assumptions used in the recoverability analysis based on the knowledge of active lease contracts, current and future expectations of the global demand for a specific aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The net book value of flight equipment subject to operating leases as of December 31, 2020 was $20.4 billion, which included 332 aircraft.

We identified the assessment of the carrying value of flight equipment subject to operating leases as a critical audit matter due to the level of auditor judgment required in assessing the Company’s future undiscounted cash flows. Specifically, the cash flows from future projected leases for each aircraft used to calculate the undiscounted cash flows were challenging to assess as changes to that assumption had an effect on the Company’s projected future undiscounted cash flows of the flight equipment subject to operating leases.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control related to the Company's development of the cash flows from future projected leases for each aircraft. We recalculated the future undiscounted cash flows for each of the Company’s aircraft using a combination of executed third-party lease contracts, internal data, and other third-party data. We evaluated the Company’s cash flows from future projected leases by comparing the cash flows from future projected leases for a specific aircraft type to actual leases currently obtained for that aircraft type. We compared the Company’s historical cash flows from projected leases to actual results to assess the Company’s ability to accurately project. We developed an estimate of undiscounted cash flow using independently developed future projected leases and compared the results to the Company’s undiscounted cash flow estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Los Angeles, California

February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

February 22, 2021

Air Lease Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$1,734,155	$317,488
Restricted cash	23,612	20,573
Flight equipment subject to operating leases	23,729,742	21,286,154
Less accumulated depreciation	(3,349,392)	(2,581,817)
	20,380,350	18,704,337
Deposits on flight equipment purchases	1,800,119	1,564,188
Other assets	1,276,939	1,102,569
Total assets	$25,215,175	$21,709,155
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$492,473	$516,497
Debt financing, net of discounts and issuance costs	16,518,338	13,578,866
Security deposits and maintenance reserves on flight equipment leases	1,072,704	1,097,061
Rentals received in advance	142,915	143,692
Deferred tax liability	916,404	749,495
Total liabilities	$19,142,834	$16,085,611
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,000,000 shares of 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (aggregate liquidation preference of 250,000,000) issued and outstanding at December 31, 2020 and December 31, 2019, respectively	100	100
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 113,852,896 and 113,350,267 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,139	1,134
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	2,793,178	2,777,601
Retained earnings	3,277,599	2,846,106
Accumulated other comprehensive income/(loss)	325	(1,397)
Total shareholders’ equity	$6,072,341	$5,623,544
Total liabilities and shareholders’ equity	$25,215,175	$21,709,155

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$1,946,620	$1,916,869	$1,631,200
Aircraft sales, trading, and other	68,819	100,035	48,502
Total revenues	2,015,439	2,016,904	1,679,702
Expenses
Interest	431,733	397,320	310,026
Amortization of debt discounts and issuance costs	43,025	36,691	32,706
Interest expense	474,758	434,011	342,732
Depreciation of flight equipment	780,691	702,810	581,985
Selling, general, and administrative	95,684	123,653	97,369
Stock-based compensation	17,628	20,745	17,478
Total expenses	1,368,761	1,281,219	1,039,564
Income before taxes	646,678	735,685	640,138
Income tax expense	(130,414)	(148,564)	(129,303)
Net income	$516,264	$587,121	$510,835
Preferred stock dividends	(15,375)	(11,958)	—
Net income available to common stockholders	$500,889	$575,163	$510,835

Other Comprehensive Income/(Loss):
Change in foreign currency translation adjustment	(6,828)	(7,191)	—
Change from current period hedged transaction	8,992	5,441	—
Total tax (expense)/benefit	(442)	353	—
Other comprehensive income/(loss) available for common stockholders, net of tax	1,722	(1,397)	—
Total comprehensive income available for common stockholders	$502,611	$573,766	$510,835

Earnings per share of common stock:
Basic	$4.41	$5.14	$4.88
Diluted	$4.39	$5.09	$4.60
Weighted-average shares of common stock outstanding
Basic	113,684,782	111,895,433	104,716,301
Diluted	114,014,021	113,086,323	112,363,331

Dividends declared per share of common stock	$0.61	$0.54	$0.43

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Class B Non-				Accumulated
			Class A		Voting				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

	(in thousands, except share and per share amounts)
Balance at December 31, 2017	—	$—	103,621,629	$1,036	—	$—	$2,260,064	$1,866,342	$—	$4,127,442
Issuance of common stock upon exercise of options, vesting of restricted stock units and convertible debt conversion	—	—	7,497,770	75	—	—	204,244	—	—	204,319
Stock-based compensation expense	—	—	—	—	—	—	17,478	—	—	17,478
Cash dividends (declared $0.43 per share)	—	—	—	—	—	—	—	(45,625)	—	(45,625)
Tax withholdings on stock based compensation	—	—	(169,549)	(1)	—	—	(7,548)	—	—	(7,549)
Net income	—	—	—	—	—	—	—	510,835	—	510,835
Balance at December 31, 2018	—	$—	110,949,850	$1,110	—	$—	$2,474,238	$2,331,552	$—	$4,806,900
Issuance of common stock upon exercise of options, vesting of restricted stock units and convertible debt conversion	—	—	2,511,873	25	—	—	44,860	—	—	44,885
Issuance of preferred stock	10,000,000	100	—	—	—	—	242,030	—	—	242,130
Stock-based compensation expense	—	—	—	—	—	—	20,745	—	—	20,745
Cash dividends (declared $0.54 per share)	—	—	—	—	—	—	—	(60,609)	—	(60,609)
Preferred dividends	—	—	—	—	—	—	—	(11,958)	—	(11,958)
Change in foreign currency translation adjustment and from current period hedged transactions	—	—	—	—	—	—	—	—	(1,397)	(1,397)
Tax withholdings on stock based compensation	—	—	(111,456)	(1)	—	—	(4,272)	—	—	(4,273)
Net income	—	—	—	—	—	—	—	587,121	—	587,121
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	$—	$2,777,601	$2,846,106	$(1,397)	$5,623,544
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	700,737	7	—	—	6,564	—	—	6,571
Stock-based compensation expense	—	—	—	—	—	—	17,628	—	—	17,628
Cash dividends (declared $0.61 per share)	—	—	—	—	—	—	—	(69,396)	—	(69,396)
Preferred dividends	—	—	—	—	—	—	—	(15,375)	—	(15,375)
Change in foreign currency translation adjustment and from current period hedged transactions	—	—	—	—	—	—	—	—	1,722	1,722
Tax withholdings on stock based compensation	—	—	(198,108)	(2)	—	—	(8,615)	—	—	(8,617)
Net income	—	—	—	—	—	—	—	516,264	—	516,264
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

	(in thousands)
Operating Activities
Net income	$516,264	$587,121	$510,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	780,691	702,810	581,985
Stock-based compensation	17,628	20,745	17,478
Deferred taxes	166,467	92,049	129,303
Amortization of prepaid lease costs	43,224	32,849	24,579
Amortization of discounts and debt issuance costs	43,025	36,691	32,706
Gain on aircraft sales, trading and other activity	(25,843)	(81,994)	(34,442)
Changes in operating assets and liabilities:
Other assets	(424,158)	(161,302)	(74,223)
Accrued interest and other payables	(22,810)	139,337	51,175
Rentals received in advance	(4,302)	24,166	14,705
Net cash provided by operating activities	1,090,186	1,392,472	1,254,101
Investing Activities
Acquisition of flight equipment under operating lease	(1,631,551)	(3,663,605)	(2,512,582)
Payments for deposits on flight equipment purchases	(885,679)	(884,459)	(976,101)
Proceeds from aircraft sales, trading and other activity	151,132	995,345	391,372
Acquisition of aircraft furnishings, equipment and other assets	(160,993)	(291,258)	(287,509)
Net cash used in investing activities	(2,527,091)	(3,843,977)	(3,384,820)
Financing Activities
Issuance of common stock upon exercise of options and warrants	6,569	44,885	4,826
Issuance of preferred stock	—	242,130	—
Cash dividends paid on Class A common stock	(68,183)	(58,026)	(41,563)
Preferred dividends paid	(15,375)	(11,958)	—
Tax withholdings on stock-based compensation	(8,618)	(4,272)	(7,548)
Net change in unsecured revolving facilities	(20,000)	(582,000)	(245,000)
Proceeds from debt financings	4,659,762	3,567,728	3,533,885
Payments in reduction of debt financings	(1,728,029)	(978,369)	(1,270,505)
Debt issuance costs	(8,102)	(11,280)	(11,475)
Security deposits and maintenance reserve receipts	114,596	310,220	242,524
Security deposits and maintenance reserve disbursements	(76,009)	(52,490)	(59,709)
Net cash provided by financing activities	2,856,611	2,466,568	2,145,435
Net increase in cash	1,419,706	15,063	14,716
Cash, cash equivalents and restricted cash at beginning of period	338,061	322,998	308,282
Cash, cash equivalents and restricted cash at end of period	$1,757,767	$338,061	$322,998
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $53,163, $59,358 and $52,817 at December 31, 2020, 2019 and 2018, respectively	$449,662	$442,132	$332,426
Cash paid for income taxes	$29,733	$16,657	$4,264
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$782,896	$1,399,136	$912,075
Cash dividends declared, not yet paid	18,216	17,003	14,421

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing new commercial jet aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). We lease these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2020, we owned a fleet of 332 aircraft and had 361 aircraft on order and 25 aircraft purchase options with the manufacturers. In addition to our leasing activities, we sell aircraft from our fleet to other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee.

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

Any Maintenance Reserves or end of lease payments collected that were not reimbursed to the lessee during the term of the lease for a Qualifying Event are recognized as rental revenues at the end of the lease. Leases that contain provisions which require us to pay a portion of a lessee’s major maintenance based on the usage of the aircraft and major life-limited components that were incurred prior to the current lease are recorded as lease incentives based on estimated

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments we expect to pay the lessee. These lease incentives are amortized as a reduction of rental revenues over the term of the lease.

Lessee-specific modifications are capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statements of Income.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606),” entities are required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Revenue is recognized when the performance obligation is satisfied and the control of the underlying goods or services related to the performance obligation is transferred to the customer. Our performance obligation associated with the sale of flight equipment is satisfied upon delivery of the flight equipment to a customer, which is the point in time where control of the underlying flight equipment has transferred to the buyer. At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of transaction price, is recorded as a gain or loss.

Initial direct costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating, and delivering aircraft to the Company’s lessees. Amounts paid by us to lessees and/or other parties in connection with originating lease transactions are capitalized as lease incentives and are amortized over the lease term. Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such reserves. The amortization of lease incentives are recorded as a reduction of lease revenue in the Consolidated Statements of Income.

Cash, cash equivalents and restricted cash

The Company considers cash and cash equivalents to be cash on hand and highly liquid investments with original maturity dates of 90 days or less. Restricted cash consists of pledged security deposits, maintenance reserves, and rental payments related to secured aircraft financing arrangements.

The following table reconciles cash, cash equivalents and restricted cash reported in the Company’s Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$1,734,155	$317,488
Restricted cash	23,612	20,573
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$1,757,767	$338,061

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the year ended December 31, 2020, the Company purchased 15 aircraft in the secondary market, none of which were subject to existing leases. For the year ended December 31, 2019, the Company purchased two aircraft in the secondary market, none of which were subject to existing leases. As of December 31, 2020 and 2019, the Company had maintenance right assets, net of accumulated amortization of $17.8 million and $37.2 million, respectively. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized. As of December 31, 2020, the Company did not have any flight equipment classified as held for sale. As of December 31, 2019, the Company had eight aircraft classified as held for sale and are included under Other assets on the Consolidated Balance Sheet.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2020 and 2019 is summarized below:

	December 31,	December 31,
	2020	2019

	(in thousands)
Unsecured
Senior notes	$15,583,544	$12,357,811
Term financings	811,550	883,050
Revolving credit facility	—	20,000
Total unsecured debt financing	16,395,094	13,260,861
Secured
Term financings	276,032	428,824
Export credit financing	24,955	31,610
Total secured debt financing	300,987	460,434

Total debt financing	16,696,081	13,721,295
Less: Debt discounts and issuance costs	(177,743)	(142,429)
Debt financing, net of discounts and issuance costs	$16,518,338	$13,578,866

At December 31, 2020, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including its financial covenants concerning debt-to-equity, tangible net equity, and interest coverage ratios.

The Company’s secured obligations as of December 31, 2020 and 2019 are summarized below:

	December 31,	December 31,
	2020	2019

	(in thousands, except for number of aircraft)
Nonrecourse	$—	$128,460
Recourse	300,987	331,974
Total	$300,987	$460,434
Number of aircraft pledged as collateral	12	15
Net book value of aircraft pledged as collateral	$628,674	$890,693

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2020, the Company had $15.6 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from 0.17 years to 9.92 years and bearing interest at fixed rates ranging from 2.25% to 4.625%, with two notes bearing interest at a floating rate of LIBOR plus 1.125% and a floating rate of three-month LIBOR plus 0.67%. As of December 31, 2019, the Company had $12.4 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.125% to 4.85%, with two notes bearing interest at a floating rate of LIBOR plus 1.125% and a floating rate of three-month LIBOR plus 0.67%.

During the year ended December 31, 2020, the Company issued $4.5 billion in aggregate principal amount of U.S. dollar denominated senior unsecured notes comprised of (i) $750.0 million due 2025 at a fixed rate of 2.30% (ii) $650.0 million due 2030 at a fixed rate of 3.00% (iii) $850.0 million due 2025 at a fixed rate of 3.375% (iv) $1.45 billion due 2026 at a fixed rate of 2.875% and (v) $750.0 million due 2030 at a fixed rate of 3.125%.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2020, the Company repurchased $206.1 million in aggregate principal amount of Floating Rate Medium-Term Notes due 2021. The debt repurchases resulted in a gain of $14.0 million and is included in Aircraft sales, trading and other revenue in the Company’s Consolidated Statements of Income and Comprehensive Income.

In January 2021, the Company issued $750.0 million in aggregate principal amount of Medium term notes due 2024 bearing interest at a fixed rate of 0.70%.

Unsecured term financings

From time to time, the Company enters into unsecured term facilities. During 2020, the Company entered into a $50.0 million term facility with a term of one year and bearing interest at a floating rate of LIBOR plus 1.00%. During 2020, the Company also entered into an agreement to increase the Company’s $600.0 million term facility by $30.0 million to an aggregate principal amount of $630.0 million, with a term of three years and bearing interest at a floating rate of LIBOR plus 1.125%.

The outstanding balance on the Company’s unsecured term facilities as of December 31, 2020 was $811.6 million, bearing interest at fixed rates ranging from 2.75% to 3.50% and four facilities bearing interest at floating rates ranging from LIBOR plus 0.95% to LIBOR plus 1.125%. As of December 31, 2020, the remaining maturities of all unsecured term facilities ranged from approximately 0.13 years to approximately 3.75 years. As of December 31, 2019, the outstanding balance on the Company’s unsecured term facilities was $883.1 million.

Unsecured revolving credit facility

As of December 31, 2020, the Company did not have any amounts outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”). The total amount outstanding under the Revolving Credit Facility was $20.0 million as of December 31, 2019.

During the year ended December 31, 2020, the Company increased the aggregate capacity of the Revolving Credit Facility by $250.0 million. On May 5, 2020, commitments totaling $92.7 million of the Revolving Credit Facility matured. As of December 31, 2020, lenders held revolving commitments totaling approximately $5.8 billion that mature on May 5, 2023, commitments totaling $245.0 million that mature on May 5, 2022, and commitments totaling $5.0 million that mature on May 5, 2021. As of December 31, 2020, the aggregate capacity of the Revolving Credit Facility was approximately $6.0 billion.

As of December 31, 2020, borrowings under the Revolving Credit Facility will generally bear interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines in the credit ratings for the Company’s debt. The Company is required to pay a facility fee of 0.20% per year (subject to increases or decreases based on declines in the credit ratings for the Company’s debt) in respect of total commitments under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

In February 2021, the Company entered into an agreement to increase its revolving unsecured bank commitments by $200.0 million, which mature on May 5, 2023, to approximately $6.2 billion.

Secured term financings

The Company funds some aircraft purchases through secured term financings, including export credit. The Company’s various consolidated entities will borrow through secured bank facilities to purchase an aircraft. The aircraft

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are then leased by the Company’s entities to airlines. The Company may guarantee the obligations of the entities under the loan agreements. The loans may be secured by a pledge of the shares of the entities, the aircraft, the lease receivables, security deposits, maintenance reserves, or a combination thereof.

As of December 31, 2020, the outstanding balance on the Company’s secured term facilities was $276.0 million and the Company had pledged 11 aircraft as collateral with a net book value of $596.6 million. The outstanding balance under the Company’s secured term facilities as of December 31, 2020 was comprised of a $49.3 million fixed rate debt with an interest rate of 2.36% and $226.7 million of floating rate debt with interest rates ranging from three-month LIBOR plus 0.84% to one-month LIBOR plus 2.00%. As of December 31, 2020, the remaining maturities of all secured term facilities ranged from approximately 0.48 years to approximately 8.84 years.

As of December 31, 2019, the outstanding balance on the Company’s secured term facilities was $428.8 million and the Company had pledged 14 aircraft as collateral with a net book value of $857.1 million. The outstanding balance under our secured term facilities as of December 31, 2019 was comprised of $54.6 million fixed rate debt with an interest rate of 2.36% and $374.3 million floating rate debt, with interest rates ranging from LIBOR plus 0.80% to LIBOR plus 2.50%.

Export credit financings

As of December 31, 2020 and 2019, the Company had $25.0 million and $31.6 million in government guaranteed export credit financing outstanding, respectively.

In March 2013, the Company issued $76.5 million in secured notes due 2024 guaranteed by the Export-Import Bank. The Company had one aircraft which serves as collateral for the notes with a net book value of $32.1 million and $33.6 million as of December 31, 2020 and 2019, respectively. The notes will mature on August 15, 2024 and bear interest at a rate of 1.617% per annum.

Maturities

Maturities of debt outstanding as of December 31, 2020 are as follows:

Years ending December 31,	(in thousands)
2021	$1,936,630
2022	2,730,561
2023	2,502,123
2024	1,539,857
2025	2,313,889
Thereafter	5,673,021
Total	$16,696,081

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Interest Expense

The following table shows the components of interest for the years ended December 31, 2020, 2019 and 2018:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

	(in thousands)
Interest on borrowings	$484,896	$456,678	$362,843
Less capitalized interest	(53,163)	(59,358)	(52,817)
Interest	431,733	397,320	310,026
Amortization of discounts and deferred debt issue costs	43,025	36,691	32,706
Interest expense	$474,758	$434,011	$342,732

Note 4. Shareholders’ Equity

In 2010, the Company authorized 500,000,000 shares of Class A common stock, $0.01 par value per share, of which 113,852,896 and 113,350,267 shares were issued and outstanding as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had authorized 10,000,000 shares of Class B Non-Voting common stock, $0.01 par value per share, of which no shares were outstanding as of December 31, 2020 and 2019.

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

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at December 31, 2020 and December 31, 2019. On March 5, 2019, the Company issued 10,000,000 shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. The Company will pay dividends on the Series A Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

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

As of December 31, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock issued and outstanding with an aggregate liquidation preference of $250.0 million. A cash dividend of $0.384375 per share on its outstanding Series A Preferred Stock was paid on each of March 15, 2020, June 15, 2020, September 15, 2020 and December 15, 2020.

On November 5, 2020, the Company’s board of directors authorized a share repurchase program of up to $100.0 million of Class A common stock that expires on June 15, 2021. During the period between November 5, 2020 to February 22, 2021, the Company did not purchase any shares of its Class A common stock under this program.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Rental Income

At December 31, 2020, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s fleet, which have been delivered as of December 31, 2020, are as follows:

Years ending December 31,	(in thousands)

2021	$2,003,323
2022	1,872,880
2023	1,731,736
2024	1,623,332
2025	1,461,968
Thereafter	4,948,842
Total	$13,642,081

The Company recorded $11.3 million, $43.9 million, and $24.9 million in overhaul revenue based on its lessees’ usage of the aircraft for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of the Company's flight equipment subject to operating leases, excluding one aircraft currently off lease, as of December 31, 2020, updated through February 22, 2021:

Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A319-100	—	—	—	—	1	—	1
Airbus A320-200	6	7	3	6	7	1	30
Airbus A320-200neo	—	—	—	1	—	18	19
Airbus A321-200	3	1	4	5	2	13	28
Airbus A321-200neo	—	—	—	4	—	45	49
Airbus A330-200	1	2	2	1	1	6	13
Airbus A330-300		1	2	—	1	4	8
Airbus A330-900neo	—	—	1	—	—	7	8
Airbus A350-900	—	—	—	—	—	11	11
Airbus A350-1000	—	—	—	—	—	2	2
Boeing 737-700	2	—	2	—	—	—	4
Boeing 737-800	9	9	11	7	18	34	88
Boeing 737-8 MAX	—	—	—	1	6	8	15
Boeing 777-200ER	—	—	—	—	1	—	1
Boeing 777-300ER	—	7	—	—	2	15	24
Boeing 787-9	—	—	—	—	1	22	23
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	—	—	1	—	—	1
Total	21	27	25	26	40	192	331

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Concentration of Risk

Geographical and credit risks

As of December 31, 2020, all of the Company's Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 112 customers whose principal places of business are located in 60 countries as of December 31, 2020 compared to 106 lessees in 59 countries as of December 31, 2019.

Over 95% of our aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of the Company's flight equipment subject to operating leases based on net book value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Net Book		Net Book
Region	Value	% of Total	Value	% of Total

	(in thousands, except percentages)
Europe	$6,413,557	31.4%	$5,438,775	29.0%
Asia (excluding China)	5,513,498	27.1%	4,985,525	26.7%
China	2,766,543	13.5%	2,930,752	15.7%
The Middle East and Africa	2,356,418	11.6%	2,242,215	12.0%
U.S. and Canada	1,298,974	6.4%	996,398	5.3%
Central America, South America, and Mexico	1,074,792	5.3%	1,116,814	6.0%
Pacific, Australia, and New Zealand	956,568	4.7%	993,858	5.3%
Total	$20,380,350	100.0%	$18,704,337	100.0%

At December 31, 2020 and 2019, we owned and managed leased aircraft to customers in the following regions based on each airline’s principal place of business:

	December 31, 2020		December 31, 2019
	Number of		Number of
Region	Customers(1)	% of Total	Customers(1)	% of Total
Europe	48	42.9%	43	40.6%
Asia (excluding China)	20	17.8%	19	17.9%
The Middle East and Africa	14	12.5%	13	12.3%
U.S. and Canada	11	9.8%	10	9.4%
China	9	8.0%	9	8.5%
Central America, South America, and Mexico	7	6.3%	9	8.5%
Pacific, Australia, and New Zealand	3	2.7%	3	2.8%
Total	112	100.0%	106	100.0%
(1)	A customer is an airline with its own operating certificate.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the dollar amount and percentage of the Company's Rental of flight equipment revenues from our flight equipment subject to operating leases attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Amount of		Amount of		Amount of
	Rental		Rental		Rental
Region	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total

	(in thousands, except percentages)
Asia (excluding China)	$573,722	29.5%	$484,017	25.3%	$412,465	25.3%
Europe	525,543	27.0%	531,778	27.7%	476,515	29.2%
China	341,121	17.5%	357,278	18.6%	329,977	20.2%
The Middle East and Africa	220,017	11.3%	226,932	11.8%	179,497	11.0%
U.S. and Canada	106,694	5.5%	98,627	5.1%	77,678	4.8%
Pacific, Australia, and New Zealand	91,410	4.7%	93,387	4.9%	46,332	2.8%
Central America, South America, and Mexico	88,113	4.5%	124,850	6.6%	108,736	6.7%
Total	$1,946,620	100.0%	$1,916,869	100.0%	$1,631,200	100.0%

For the years ended December 31, 2020, 2019, and 2018, China was the only individual country that represented at least 10% of our rental revenue based on each airline’s principal place of business. In 2020, 2019, and 2018, no individual airline represented at least 10% of our rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Current:
Federal	$(38,520)	$38,520	$—
State	(107)	1,025	492
Foreign	2,574	2,937	2,839
Deferred:
Federal	163,002	91,243	125,160
State	3,465	14,839	812
Foreign	—	—	—
Income tax expense	$130,414	$148,564	$129,303

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent

	(in thousands, except percentages)
Income taxes at statutory federal rate	$135,802	21.0%	$154,494	21.0%	$134,429	21.0%
Foreign tax credit	(9,464)	(1.5)	(18,231)	(2.5)	(9,600)	(1.5)
State income taxes, net of federal income tax effect and other	2,653	0.4	12,532	1.7	1,030	0.2
Other	1,423	0.2	(231)	—	3,444	0.5
Income tax expense	$130,414	20.1%	$148,564	20.2%	$129,303	20.2%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, provides, among other things, a five-year carryback of net operating losses (“NOL”) generated in tax years beginning after December 31, 2017 and before January 1, 2021 and temporarily removes the 80% taxable income limitation on NOL utilization for tax years beginning before January 1, 2021. The Company is expected to carryback the NOL generated in 2020 to 2018 and 2019 tax years, resulting in a cash refund of approximately $35.0 million.

As of December 31, 2020 and 2019, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2020	December 31, 2019

	(in thousands)
Assets (Liabilities)
Equity compensation	$3,386	$6,109
Net operating losses	24,206	—
Foreign tax credit	60,160	—
Rents received in advance	28,007	28,161
Accrued bonus	1,126	3,244
Straight-line rents	(43,649)	(1,535)
Other	5,383	3,255
Aircraft depreciation	(995,023)	(788,729)
Net deferred tax assets/(liabilities)	$(916,404)	$(749,495)

The Company has NOL for federal and state income tax purposes of $112.9 million and $6.9 million as of December 31, 2020, respectively, which are available to offset future taxable income in future periods. The Company has foreign tax credits for federal income tax purposes of $60.2 million as of December 31, 2020 which are available to offset future taxable income in future periods. The Company’s loss and tax credit carryforwards expire in the following periods:

	NOL	Tax Credit
	Carryforwards	Carryforwards

	(in thousands)
2021-2025	$—	$5,967
Thereafter	119,882	54,193
Total carryforwards	$119,882	$60,160

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2020 and 2019 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether forecasted income, together with reversals of existing deferred tax liabilities, and tax planning strategies will be sufficient to recover the deferred tax assets and tax credits in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2020 and 2019, the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2016 tax year and forward.

Note 8. Commitments and Contingencies

Aircraft Acquisition

As of December 31, 2020, we had commitments to acquire a total of 361 new aircraft for delivery through 2027 as follows:

Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A220-300(1)	—	3	14	12	11	10	50
Airbus A320/321neo(2)	30	23	22	26	19	20	140
Airbus A330-900neo	3	7	4	—	—	—	14
Airbus A350-900/1000	4	3	4	5	1	—	17
Boeing 737-7/8/9 MAX	21	23	25	29	8	—	106
Boeing 787-9/10	14	8	7	5	—	—	34
Total	72	67	76	77	39	30	361
(1)	In addition to the Company’s commitments, as of December 31, 2020, the Company had options to acquire up to 25 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2023 and continue through 2028.
(2)	The Company's Airbus A320/321neo aircraft orders include 40 long-range variants and 29 extra long-range variants.

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, we and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted our actual delivery dates. We have experienced delivery delays for certain of our Airbus orderbook aircraft, including the A320neo family aircraft and the A330neo aircraft. The worldwide grounding of the Boeing 737 MAX beginning in March 2019 has also resulted in material delivery delays of those aircraft from our orderbook. The Federal Aviation Administration and the European Union Safety Agency lifted their grounding order on November 18, 2020 and January 27, 2021, respectively. Although certain countries and regulatory entities have also approved return to service of the aircraft, the 737 MAX still remains grounded in many jurisdictions. Production of the 737 MAX resumed at a modest pace during the second quarter of 2020. Beginning in the fourth quarter of 2020, deliveries resumed for markets where the aircraft had been approved to return to service. The grounding of the aircraft has caused airlines to adjust flight schedules, cancel flights, or keep older aircraft in service longer.

During the fourth quarter of 2020, Boeing identified manufacturing defects on the 787 aircraft. As a result, Boeing has not delivered any 787 aircraft since October 2020.

The ongoing COVID-19 pandemic has also caused delivery delays of aircraft in our orderbook. As discussed in further detail in “Note 15. Impact of COVID-19 Pandemic”, the COVID-19 pandemic has resulted in numerous travel restrictions and business shutdowns or other operating limitations, including the temporary closure of final aircraft

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assembly facilities for each of Boeing and Airbus. Boeing and Airbus resumed production at these facilities during the second quarter of 2020, but with reduced output.

As a result of the manufacturing delays and the delays related to the COVID-19 pandemic, many of our expected aircraft deliveries in 2020 were delayed.

The aircraft purchase commitments discussed above also could be impacted by lease cancellation. Our leases typically provide that we and our airline customer each have a cancellation right related to certain aircraft delivery delays. Our purchase agreements with Boeing and Airbus also generally provide that we and the manufacturer each have cancellation rights that typically are parallel with our cancellation rights in our leases. Our leases and our purchase agreements with Boeing and Airbus generally provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. As of February 22, 2021, the Company has canceled its orders for 20 737 MAX aircraft with Boeing.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $23.9 billion as of December 31, 2020 are as follows:

(in thousands)
Years ending December 31,
2021	$5,714,466
2022	5,308,710
2023	4,990,924
2024	4,588,529
2025	1,933,286
Thereafter	1,336,641
Total	$23,872,556

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of $1.8 billion and $1.6 billion as of December 31, 2020 and 2019, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by its lessees and manufacturers.

Office Lease

The Company’s lease for office space provides for step rentals over the term of the lease. Those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from the lessor are deferred and amortized in selling, general and administrative expenses against rent expense. The Company recorded office lease expense (net of sublease income) of $6.6 million, $6.7 million, and $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments for minimum rentals under the non-cancellable lease term at December 31, 2020 are as follows:

(in thousands)
Years ending December 31,
2021	$7,488
2022	6,664
2023	6,481
2024	4,639
2025	7,630
Thereafter	25,584
Total	$58,486

Note 9. Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of December 31, 2020, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2020, 2019, and 2018, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. In addition, the Company excluded 1,032,305, 945,565, and 931,943 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2020, 2019, and 2018, respectively.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of basic and diluted net earnings per share:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

	(in thousands, except share and per share amounts)
Basic earnings per share:
Numerator
Net income	$516,264	$587,121	$510,835
Preferred stock dividends	(15,375)	(11,958)	—
Net income available to common stockholders	500,889	575,163	510,835
Denominator
Weighted-average common shares outstanding	113,684,782	111,895,433	104,716,301
Basic earnings per share	$4.41	$5.14	$4.88
Diluted earnings per share:
Numerator
Net income	$516,264	$587,121	$510,835
Preferred stock dividends	(15,375)	(11,958)	—
Assumed conversion of convertible senior notes	—	—	6,219
Net income available to common stockholders plus assumed conversions	$500,889	$575,163	$517,054
Denominator
Number of shares used in basic computation	113,684,782	111,895,433	104,716,301
Weighted-average effect of dilutive securities	329,239	1,190,890	7,647,030
Number of shares used in per share computation	114,014,021	113,086,323	112,363,331
Diluted earnings per share	$4.39	$5.09	$4.60

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of December 31, 2020 and 2019, the estimated fair value of the foreign current exchange derivative asset was $14.4 million and $5.4 million, respectively.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2020 was $17.6 billion compared to a book value of $16.7 billion. The estimated fair value of debt financing as of December 31, 2019 was $14.1 billion compared to a book value of $13.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2020, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2020 and 2019 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2020, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,860,870. Stock Options are generally granted for a term of 10 years and generally vest over a three-year period. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two-year period. The Company has two types of book value RSUs; those that vest ratably over a three-year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met. For the book value RSUs that vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company’s book value per share at the end of the vesting period. At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management’s assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2020, the Company had 1,466,060 unvested RSUs outstanding of which 343,975 are TSR RSUs.

The Company recorded $17.6 million, $20.7 million, and $17.5 million of stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity in accordance with the Company’s stock option plan for the year ended December 31, 2020 follows:

			Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)(1)
Balance at December 31, 2017	2,858,158	$20.37	2.49	79,230
Granted	—	—	—	—
Exercised	(237,863)	$20.00	—	5,505
Forfeited/canceled	—	—	—	—
Balance at December 31, 2018	2,620,295	$20.40	1.49	25,697
Granted	—	—	—	—
Exercised	(2,256,142)	$20.00	—	46,358
Forfeited/canceled	—	—	—	—
Balance at December 31, 2019	364,153	$22.90	0.75	8,965
Granted	—	—	—	—
Exercised	(314,153)	$21.96	—	3,972
Forfeited/canceled	—	—	—	—
Balance at December 31, 2020	50,000	$28.80	0.32	781
Vested and exercisable as of December 31, 2020	50,000	$28.80	0.32	781
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

All of the Company’s outstanding employee stock options had fully vested as of June 30, 2013. As of December 31, 2020, there were no unrecognized compensation costs related to outstanding employee stock options. For the years ended December 31, 2020, 2019, and 2018, there were no stock-based compensation expense related to Stock Options.

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

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2020, the Company granted 670,621 RSUs of which 170,707 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2020:

	Unvested Restricted Stock Units
		Weighted‑
		Average
	Number of	Grant‑Date
	Shares	Fair Value
Unvested at December 31, 2019	1,254,903	$43.62
Granted	670,621	$42.20
Vested	(410,057)	$46.94
Forfeited/canceled	(49,407)	$43.97
Unvested at December 31, 2020	1,466,060	$42.03
Expected to vest after December 31, 2020	1,310,569	$42.14

At December 31, 2020, the outstanding RSUs are expected to vest as follows: 2021—462,145; 2022—481,411; and 2023—367,013.

As of December 31, 2020 there was $20.0 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted average remaining period of 1.64 years.

Note 12. Aircraft under management

As of December 31, 2020, we managed 81 aircraft across three aircraft management platforms. We managed 51 aircraft through our Thunderbolt platform, 26 aircraft through the Blackbird investment funds and four on behalf of a financial institution.

We managed 26 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. We provide management services to these funds for a fee. As of December 31, 2020, the Company's non-controlling interests in each fund is 9.5% and is accounted for under the equity method of accounting. The Company's investment in these funds aggregated $52.6 million and $46.5 million as of December 31, 2020 and 2019, respectively, and is included in Other assets on the Consolidated Balance Sheets. We continue to source aircraft investment opportunities for Blackbird II. As of December 31, 2020, Blackbird II has remaining equity capital commitments to acquire up to approximately $1.0 billion in aircraft assets, for which we have committed to fund up to $29.1 million related to these potential investments.

Additionally, we continue to manage aircraft that we sell through our Thunderbolt platform. As of December 31, 2020, we managed 51 aircraft across three separate transactions. We have non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. During the year ended December 31, 2020, we completed the sale of seven aircraft through our Thunderbolt platform. The Company’s total investment in aircraft sold through our Thunderbolt platform was $9.3 million and $9.9 million as of December 31, 2020 and 2019, respectively, and is included in Other assets on the Consolidated Balance Sheets.

Note 13. Flight equipment held for sale

As of December 31, 2020, the Company did not have any flight equipment classified as held for sale. As of December 31, 2019, we had eight aircraft classified as held for sale, with a carrying value of $249.6 million, which were included in Flight equipment under operating lease on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly results of operations for the two-year period ended December 31, 2020.

	Quarter Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2019	2019	2019	2019	2020	2020	2020	2020

	(in thousands, except per share amounts)
Revenues	$466,051	$471,395	$530,902	$548,556	$511,387	$521,349	$493,601	$489,102
Income before taxes	174,944	160,536	193,787	206,417	171,672	183,930	153,255	137,821
Net income available to common stockholders	138,094	124,034	151,943	161,092	133,307	143,781	116,552	107,249
Earnings per share:
Basic	$1.24	$1.11	$1.36	$1.43	$1.17	$1.26	$1.02	$0.94
Diluted	$1.23	$1.10	$1.34	$1.42	$1.17	$1.26	$1.02	$0.94

The sum of quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 15. Impact of COVID-19 Pandemic

On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization (the "WHO"). On March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. In response to the COVID-19 pandemic, governments around the world have implemented numerous measures to try to contain the virus, including travel restrictions. These measures, coupled with a significant decrease in spending on travel as a result of COVID-19, have materially impacted airline traffic and operations throughout the world, including the Company's airline customers. Aircraft manufacturers and suppliers also have been impacted, including causing the temporary closure of Boeing and Airbus' final assembly facilities and also closures of various facilities across their supply chain in early 2020. Boeing and Airbus resumed production at these facilities during the second quarter of 2020, but with reduced output.

As the virus spread globally, its impact on the global economy increased significantly, resulting in a rapid decline in global air travel. While domestic and regional airline traffic improved from the lows witnessed earlier in 2020, air travel demand remains challenged, especially in the international and business travel segments of the market. Beginning in the fourth quarter of 2020, several COVID-19 vaccines were approved for use in a number of countries.

Since the pandemic began in the first quarter of 2020, the Company has received requests from its customers for accommodations such as deferrals of lease payments or other lease concessions. On a case-by-case basis, the Company has agreed to accommodations with approximately 61% of its lessees. Generally, these accommodations have been in the form of partial lease deferrals for payments due during 2020, typically with a short repayment period. The majority of these deferrals are to be repaid within 12 months from the date the deferrals were granted, and in many cases, include lease extensions. While the majority of the accommodations are in the form of lease deferrals, we have also entered into some lease restructurings, which typically included lease extensions, resulting in a decrease of approximately $49.2 million in revenue for the year ended December 31, 2020. The Company remains in active discussions with its airline customers and may continue to provide accommodations on a case-by-case basis.

Air Lease Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While lease deferrals may delay the Company's receipt of cash, the Company generally recognizes the lease revenue during the period even if a deferral is provided to the lessee, unless it determines collection is not reasonably assured. The Company monitors all lessees with past due lease payments and discusses relevant operational and financial issues facing those lessees in order to determine an appropriate course of action. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company's lease contracts and will recognize revenue for such lessees on a cash basis. In addition, the Company did not recognize rental revenue of $21.2 million and $49.4 million for the three and twelve months ended December 31, 2020, respectively because collection was not reasonably assured for certain lessees. Aircraft on lease with these lessees represented approximately 7.8% of our fleet by net book value as of December 31, 2020.

Note 16. Subsequent Events

On February 19, 2021, the Company’s board of directors approved a quarterly cash dividend of $0.16 per share on our outstanding common stock. The dividend will be paid on April 7, 2021 to holders of record of the Company’s common stock as of March 19, 2021. The Company’s board of directors also approved a cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock, which will be paid on March 15, 2021 to holders of record of our Series A Preferred Stock as of February 28, 2021.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Information about our Executive Officers”, the other information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2021, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K, which is provided in Item 5 of Part II above, will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

3.           Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018
3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019	8-A	001-35121	3.2	March 4, 2019
4.1	Description of Capital Stock	10-K	001-35121	4.1	February 19, 2020
4.2	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.3	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.4	Form of Stock Certificate representing the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A.	8-A	001-35121	4.2	March 4, 2019
4.5	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.6	Fourth Supplemental Indenture, dated as of March 11, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.875% Senior Notes due 2021)	8-K	001-35121	4.2	March 11, 2014
4.7	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.8	Seventh Supplemental Indenture, dated as of January 14, 2015, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating 3.750% Senior Notes due 2022)	8-K	001-35121	4.2	January 14, 2015
4.9	Ninth Supplemental Indenture, dated as of April 11, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.375% Senior Notes due 2021).	8-K	001-35121	4.2	April 11, 2016
4.10	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023).	8-K	001-35121	4.2	August 15, 2016
4.11	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.2	March 8, 2017
4.12	Thirteenth Supplemental Indenture, dated as of June 12, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 2.625% Senior Notes due 2022.	8-K	001-35121	4.2	June 12, 2017
4.13	Fourteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.750% Senior Notes due 2023.	8-K	001-35121	4.2	November 20, 2017
4.14	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027.	8-K	001-35121	4.3	November 20, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.15	Sixteenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.500% Senior Notes due 2021.	8-K	001-35121	4.2	January 16, 2018
4.16	Seventeenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.250% Senior Notes due 2025.	8-K	001-35121	4.3	January 16, 2018
4.17	Eighteenth Supplemental Indenture, dated as of June 18, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.875% Senior Notes due 2023.	8-K	001-35121	4.2	June 18, 2018
4.18	Nineteenth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.5% Senior Notes due 2022.	8-K	001-35121	4.2	September 17, 2018
4.19	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028.	8-K	001-35121	4.3	September 17, 2018
4.20	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”).	S-3/A	333-224828	4.4	November 20, 2018
4.21	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
4.22	Form of Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018
4.23	Form of Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018

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

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Warehouse Loan Agreement, dated as of June 21, 2013, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	June 24, 2013
10.2	Second Amendment to Amended and Restated Warehouse Loan Agreement, dated as of July 23, 2014, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Credit Suisse AG, New York Branch, as Agent	8-K	001-35121	10.1	July 29, 2014
10.3	Seventh Amendment to Amended and Restated Warehouse Loan Agreement, dated as of June 19, 2020, among ALC Warehouse Borrower, LLC, as Borrower, the Lenders from time to time party hereto, and Commonwealth Bank of Australia, New York Branch, as Agent	10-Q	001-35121	10.1	August 6, 2020
10.4	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-Q	001-35121	10.5	May 8, 2014
10.5	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.1	June 2, 2015
10.6	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	8-K	001-35121	10.2	June 2, 2015
10.7	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.7	February 25, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent.	10-K	001-35121	10.8	February 25, 2016
10.9	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.10	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.2	June 1, 2016
10.11	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.10	February 23, 2017
10.12	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.11	February 23, 2017
10.13	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.12	February 23, 2017
10.14	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.4	May 4, 2017
10.16	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	May 4, 2017
10.17	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.8	November 9, 2017
10.18	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	May 3, 2018
10.19	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.11	February 22, 2018
10.20	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.12	February 22, 2018
10.21	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.10	May 10, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	November 8, 2018
10.23	New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.22	February 21, 2019
10.24	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.23	February 21, 2019
10.25	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.24	February 21, 2019
10.26	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	May 9, 2019
10.27	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.5	May 9, 2019
10.28	Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	August 8, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.29	New Lender Supplement, dated January 23, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.28	February 14, 2020
10.30	New Lender Supplement, dated March 5, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	May 7, 2020
10.31

New Lender Supplement, dated February 2, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent

					Filed herewith
10.32	Pledge and Security Agreement, dated as of May 26, 2010, among Air Lease Corporation, as Parent, ALC Warehouse Borrower, LLC, as Borrower, the subsidiaries of the Borrower from time to time party hereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and Credit Suisse AG, New York Branch, as Agent	S-1	333-171734	10.2	January 14, 2011
10.33	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 7, 2013
10.34	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.35	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.36	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.37	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.38†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.39†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017
10.40†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.41†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017
10.42†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 8, 2018
10.43†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 8, 2018
10.44†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.7	August 9, 2019
10.45†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.8	August 9, 2019
10.46†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03659, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.43	February 14, 2020
10.47†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03659, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	May 7, 2020
10.48†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement").	10-Q	001-35121	10.2	May 9, 2013
10.49†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.50†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.51†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 5, 2015
10.52†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.15	August 4, 2016
10.53†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.16	August 4, 2016
10.54†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017
10.55†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2017
10.56†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.37	February 22, 2018
10.57†	Amendment No. 9 to A350XWB Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 9, 2018
10.58†	Amendment No. 10 to A350XWB Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.47	February 21, 2019
10.59†	Amendment No. 11 to the Airbus A350XWB Family Purchase Agreement, dated May 15, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 8, 2019
10.60†	Amendment No. 12 to A350XWB Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.56	February 14, 2020
10.61†	Amendment No. 13 to A350XWB Family Purchase Agreement, dated February 21, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 7, 2020
10.62†	Amendment No. 14 to the A350XWB Family Purchase Agreement, dated June 30, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 6, 2020
10.63†	Amendment No. 15 to the A350XWB Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2020

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.64†	Amendment and Restatement Agreement of Letter Agreement No. 1 to Amendment No. 10 to the Airbus A350 Family Purchase Agreement, dated April 26, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 8, 2019
10.65†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 7, 2013
10.66†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.12	May 4, 2017
10.67†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 7, 2013
10.68†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.69†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.13	May 4, 2017
10.70†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.71†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.72†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.73†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.14	May 4, 2017
10.74†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.15	May 4, 2017
10.75†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.76†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 3, 2017
10.77†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	August 3, 2017
10.78†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	August 3, 2017
10.79†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 9, 2017
10.80†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.5	November 9, 2017
10.81†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 8, 2018
10.82†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 10, 2018
10.83†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 8, 2018
10.84†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.67	February 21, 2019
10.85†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.68	February 21, 2019
10.86†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 9, 2019
10.87†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 9, 2019
10.88†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	August 9, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.89†	Supplemental Agreement No. 24 to Purchase Agreement No. PA-03791, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.82	February 14, 2020
10.90†	Supplemental Agreement No. 25 to Purchase Agreement No. PA-03791, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	May 7, 2020
10.91†	Supplemental Agreement No. 26 to Purchase Agreement No. PA-03791, dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.92†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company.				Filed herewith
10.93†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company.				Filed herewith
10.94†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”).	10-Q	001-35121	10.2	August 9, 2012
10.95†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.96†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.97†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.98†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.99†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.100†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.101†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.102†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.103†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.104†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.105†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.106†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.107†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.108†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.109†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.110†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.111†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.112†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017
10.113†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.114†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.115†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.116†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.117†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.92	February 21, 2019
10.118†	Amendment No. 24 to A320 NEO Family Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.107	February 14, 2020
10.119†	Amendment No. 25 to A320 NEO Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.108	February 14, 2020
10.120†	Amendment No. 26 to A320 NEO Family Purchase Agreement, dated April 7, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 6, 2020
10.121†	Amendment No. 27 to A320 NEO Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 9, 2020
10.122†	Amendment No. 28 to A320 NEO Family Purchase Agreement, dated December 22, 2020, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.123†	Amendment No. 29 to A320 NEO Family Purchase Agreement, dated December 24, 2020, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.124†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.125†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.126†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017
10.127†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.128†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018
10.129†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.98	February 21, 2019
10.130†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 9, 2019
10.131†	Amendment No. 7 to A330-900 NEO Purchase Agreement, dated August 8, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 7, 2019
10.132†	Amendment No. 8 to A330-900 NEO Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.117	February 14, 2020
10.133†	Amendment No. 9 to A330-900 NEO Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.118	February 14, 2020
10.134†	Amendment No. 10 to the A330-900 NEO Purchase Agreement, dated June 14, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 6, 2020
10.135†	Amendment No. 11 to the A330-900 NEO Purchase Agreement, dated August 31, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2020
10.136†	Amendment No. 12 to the A330-900 NEO Purchase Agreement, dated October 2, 2020, between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.137†	Amendment No. 13 to the A330-900 NEO Purchase Agreement, dated December 24, 2020, between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.138†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.99	February 21, 2019
10.139†	Amendment No. 1 to Agreement, dated October 30, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.120	February 14, 2020
10.140†	Amendment No. 2 to Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.121	February 14, 2020
10.141†	Amendment No. 3 to Agreement, dated August 31, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.2	November 9, 2020

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.142†	Amendment No. 4 to Agreement, dated December 22, 2020, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.143†	Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.122	February 14, 2020
10.144†	Amendment No. 1 to Agreement, dated June 14, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	August 6, 2020
10.145†	Amendment No. 2 to Agreement, dated October 2, 2020, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.146†	Agreement, dated December 20, 2019, among Airbus S.A.S. and Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.123	February 14, 2020
10.147†	A220 Purchase Agreement, dated December 20, 2019, by and between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.124	February 14, 2020
10.148†	Amendment No. 1 to the A220 Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.5	November 9, 2020
10.149†	Employment Agreement between Air Lease Corporation Hong Kong Limited and Jie Chen, effective June 6, 2019.	8-K	001-35121	10.1	June 7, 2019
10.150†	Letter Agreement between Air Lease Corporation and Jie Chen, dated June 5, 2019.	8-K	001-35121	10.2	June 7, 2019
10.151†	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019.	8-K	001-35121	10.3	June 7, 2019
10.152†	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013)	10-Q	001-35121	10.3	May 9, 2013
10.153†	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1/A	333-171734	10.5	February 22, 2011
10.154†	Air Lease Corporation Annual Cash Bonus Plan	8-K	001-35121	10.1	November 14, 2018
10.155†	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.156†	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.157†	Form of Grant Notice and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.4	August 9, 2018
10.158†	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.3	August 9, 2018
10.159†	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.3	May 10, 2018
10.160†	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.1	May 10, 2018
10.161†	Bonus in a Form of a Grant Notice (Time-Based Vesting) and a Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2019.	10-K	001-35121	10.118	February 21, 2019
10.162†	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.2	May 10, 2018
10.163†	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018.	10-Q	001-35121	10.4	May 4, 2017
10.164†	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy.	10-Q	001-35121	10.2	August 4, 2016
10.165†	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger.	10-Q	001-35121	10.3	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.166†	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017.	10-Q	001-35121	10.1	May 4, 2017
10.167†	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.168†	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020	10-Q	001-35121	10.5	May 7, 2020
10.169†	Air Lease Corporation Non-Employee Director Compensation (as amended May 8, 2019).	10-K	001-35121	10.148	February 14, 2020
10.170†	Amendment No. 6 to the Purchase Agreement COM0188-10, dated May 2, 2011 by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer - Empresa Brasileira de Aeronáutica S.A.)				Filed herewith
10.171†	Amendment No. 7 to the Purchase Agreement COM0188-10, dated June 15, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer - Empresa Brasileira de Aeronáutica S.A.)				Filed herewith
21.1	List of Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				Filed herewith
32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2021.

Air Lease Corporation

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Executive Chairman of the Board of Directors	February 22, 2021
Steven F. Udvar-Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 22, 2021
John L. Plueger

/s/ Matthew J. Hart	Director	February 22, 2021
Matthew J. Hart

/s/ Cheryl Gordon Krongard	Director	February 22, 2021
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 22, 2021
Marshall O. Larsen

/s/ Susan R. McCaw	Director	February 22, 2021

/s/ Robert A. Milton	Director	February 22, 2021
Robert A. Milton

/s/ Ian M. Saines	Director	February 22, 2021
Ian M. Saines