Form 10-Q
period 2021-06-30
AIR LEASE CORP
filed 2021-08-05
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number 001-35121
AIR LEASE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1840403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars,	Suite 1000N	90067
Los Angeles,	California
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (310) 553-0555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AL	New York Stock Exchange
6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	AL PRA	New York Stock Exchange

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

At August 4, 2021, there were 114,141,103 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended June 30, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the impact of the coronavirus (“COVID-19”) pandemic on us, our lessees and aircraft manufacturers, our anticipated capital expenditures and aircraft sales, our access to the capital markets, aircraft delivery delays and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

•    the extent to which the COVID-19 pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition;
•    our inability to obtain additional capital on favorable terms, or at all, to acquire aircraft, service our debt obligations and refinance maturing debt obligations;
•    increases in our cost of borrowing or changes in interest rates;
•    our inability to generate sufficient returns on our aircraft investments through strategic acquisition and profitable leasing;
•    the failure of an aircraft or engine manufacturers to meet its delivery obligations to us, including or as a result of technical or other difficulties with aircraft before or after delivery;
•    obsolescence of, or changes in overall demand for, our aircraft;
•    changes in the value of, and lease rates for, our aircraft, including as a result of aircraft oversupply, manufacturer production levels, our lessees’ failure to maintain our aircraft, and other factors outside of our control;
•    impaired financial condition and liquidity of our lessees, including due to lessee defaults and reorganizations, bankruptcies or similar proceedings;
•    increased competition from other aircraft lessors;
•    the failure by our lessees to adequately insure our aircraft or fulfill their contractual indemnity obligations to us;
•    increased tariffs and other restrictions on trade;
•    changes in the regulatory environment, including changes in tax laws and environmental regulations;
•    other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases in addition to COVID-19, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•    any additional factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 and other SEC filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$1,210,054	$1,734,155
Restricted cash	22,706	23,612
Flight equipment subject to operating leases	25,306,684	23,729,742
Less accumulated depreciation	(3,775,369)	(3,349,392)
	21,531,315	20,380,350
Deposits on flight equipment purchases	1,656,358	1,800,119
Other assets	1,335,087	1,276,939
Total assets	$25,755,520	$25,215,175
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$532,440	$492,473
Debt financing, net of discounts and issuance costs	16,540,258	16,518,338
Security deposits and maintenance reserves on flight equipment leases	1,090,004	1,072,704
Rentals received in advance	136,114	142,915
Deferred tax liability	954,989	916,404
Total liabilities	$19,253,805	$19,142,834
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,300,000 (aggregate liquidation preference of $550,000) and 10,000,000 (aggregate liquidation preference of $250,000) shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$103	$100
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 114,141,103 and 113,852,896 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,141	1,139
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,094,708	2,793,178
Retained earnings	3,406,912	3,277,599
Accumulated other comprehensive (loss) / income	(1,149)	325
Total shareholders’ equity	$6,501,715	$6,072,341
Total liabilities and shareholders’ equity	$25,755,520	$25,215,175

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Revenues
Rental of flight equipment	$452,044	$497,869	$920,139	$994,556
Aircraft sales, trading and other	39,833	23,480	46,565	38,180
Total revenues	491,877	521,349	966,704	1,032,736

Expenses
Interest	113,598	102,693	231,584	210,234
Amortization of debt discounts and issuance costs	12,513	10,233	24,538	20,761
Interest expense	126,111	112,926	256,122	230,995
Depreciation of flight equipment	217,817	194,020	426,782	382,915
Selling, general and administrative	26,687	26,581	53,601	54,903
Stock-based compensation	6,700	3,892	12,108	8,321
Total expenses	377,315	337,419	748,613	677,134
Income before taxes	114,562	183,930	218,091	355,602
Income tax expense	(21,140)	(36,305)	(40,577)	(70,826)
Net income	$93,422	$147,625	$177,514	$284,776
Preferred stock dividends	(7,835)	(3,844)	(11,679)	(7,688)
Net income available to common stockholders	$85,587	$143,781	$165,835	$277,088

Other Comprehensive Income/(Loss):
Foreign currency translation adjustment	(4,265)	(10,239)	(8,072)	13,238
Change in fair value of hedged transactions	3,976	10,905	6,197	(14,481)
Total tax benefit/(expense) on other comprehensive income/loss	62	(142)	401	289
Other Comprehensive income/(loss), net of tax	(227)	524	(1,474)	(954)
Total comprehensive income available for common stockholders	$85,360	$144,305	$164,361	$276,134

Earnings per share of common stock:
Basic	$0.75	$1.26	$1.45	$2.44
Diluted	$0.75	$1.26	$1.45	$2.43
Weighted-average shares outstanding
Basic	114,133,135	113,690,839	114,046,252	113,581,392
Diluted	114,377,965	113,773,127	114,373,576	113,840,929

Dividends declared per share of common stock	$0.16	$0.15	$0.32	$0.30

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings		Total
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341
Issuance of preferred stock	300,000	3	—	—	—	—	295,446	—	—	295,449
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	425,232	4	—	—	1,437	—	—	1,441
Stock-based compensation expense	—	—	—	—	—	—	5,408	—	—	5,408
Cash dividends (declared $0.16 per share of Class A common stock)	—	—	—	—	—	—	—	(18,259)	—	(18,259)
Preferred dividends (declared on Series A preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,247)	(1,247)
Tax withholdings on stock based compensation	—	—	(157,266)	(2)	—	—	(7,167)	—	—	(7,169)
Net income	—	—	—	—	—	—	—	84,092	—	84,092
Balance at March 31, 2021	10,300,000	$103	114,120,862	$1,141	—	$—	$3,088,302	$3,339,588	$(922)	$6,428,212
Issuance of preferred stock	—	—	—	—	—	—	(19)	—	—	(19)
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	25,956	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,700	—	—	6,700
Cash dividends (declared 0.16 per share of Class A common stock)	—	—	—	—	—	—	—	(18,263)	—	(18,263)
Preferred dividends (declared on Series A and Series B preferred stock)	—	—	—	—	—	—	—	(7,835)	—	(7,835)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(227)	(227)
Tax withholdings on stock based compensation	—	—	(5,715)	—	—	—	(275)	—	—	(275)
Net income	—	—	—	—	—	—	—	93,422	—	93,422
Balance at June 30, 2021	10,300,000	$103	114,141,103	$1,141	—	$—	$3,094,708	$3,406,912	$(1,149)	$6,501,715

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings		Total
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	$—	$2,777,601	$2,846,106	$(1,397)	$5,623,544
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	480,978	4	—	—	2,021	—	—	2,025
Stock-based compensation	—	—	—	—	—	—	4,429	—	—	4,429
Cash dividends (declared 0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,045)	—	(17,045)
Preferred dividends (declared on Series A preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,478)	(1,478)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(191,334)	(2)	—	—	(8,411)	—	—	(8,413)
Net income	—	—	—	—	—	—	—	137,151	—	137,151
Balance at March 31, 2020	10,000,000	$100	113,639,911	$1,136	—	$—	$2,775,640	$2,962,368	$(2,875)	$5,736,369
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	144,417	2	—	—	2,500	—	—	2,502
Stock-based compensation	—	—	—	—	—	—	3,892	—	—	3,892
Cash dividends (declared 0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,067)	—	(17,067)
Preferred dividends (declared on Series A preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and from current period hedged transaction	—	—	—	—	—	—	—	—	524	524
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(6,605)	—	—	—	(200)	—	—	(200)
Net income	—	—	—	—	—	—	—	147,625	—	147,625
Balance at June 30, 2020	10,000,000	$100	113,777,723	$1,138	—	$—	$2,781,832	$3,089,082	$(2,351)	$5,869,801

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Operating Activities
Net income	$177,514	$284,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	426,782	382,915
Stock-based compensation	12,108	8,321
Deferred taxes	38,985	68,773
Amortization of debt discounts and issuance costs	24,538	20,761
Amortization of prepaid lease costs	22,267	21,210
Gain on aircraft sales, trading and other activity	2,604	(24,642)
Changes in operating assets and liabilities:
Other assets	(100,083)	(265,775)
Accrued interest and other payables	4,751	(16,256)
Rentals received in advance	(6,801)	(11,741)
Net cash provided by operating activities	602,665	468,342
Investing Activities
Acquisition of flight equipment under operating lease	(1,098,174)	(550,034)
Payments for deposits on flight equipment purchases	(202,938)	(399,028)
Proceeds from aircraft sales, trading and other activity	2,042	134,609
Acquisition of aircraft furnishings, equipment and other assets	(102,303)	(88,110)
Net cash used in investing activities	(1,401,373)	(902,563)
Financing Activities
Issuance of common stock upon exercise of options	1,439	4,526
Cash dividends paid on Class A common stock	(36,475)	(34,049)
Net proceeds from preferred stock issuance	295,428	—
Preferred dividends paid	(11,679)	(7,687)
Tax withholdings on stock-based compensation	(7,442)	(8,611)
Net change in unsecured revolving facility	—	(20,000)
Proceeds from debt financings	2,574,089	2,386,061
Payments in reduction of debt financings	(2,576,841)	(1,295,549)
Debt issuance costs	(7,937)	(4,219)
Security deposits and maintenance reserve receipts	67,289	72,852
Security deposits and maintenance reserve disbursements	(24,170)	(55,174)
Net cash provided by financing activities	273,701	1,038,150
Net (decrease)/increase in cash	(525,007)	603,929
Cash, cash equivalents and restricted cash at beginning of period	1,757,767	338,061
Cash, cash equivalents and restricted cash at end of period	$1,232,760	$941,990
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $26,116 and $26,185 at June 30, 2021 and 2020, respectively	$262,949	$229,801
Cash paid for income taxes	$2,491	$2,372
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$449,486	$201,623
Cash dividends declared on Class A common stock, not yet paid	$18,263	$17,066

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing new commercial jet aircraft directly from manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of June 30, 2021, the Company owned a fleet of 354 aircraft in its operating lease portfolio, managed 89 aircraft and had 338 aircraft on order with aircraft manufacturers and 24 aircraft purchase options. In addition to its leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2021, and for all periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 3.    Debt Financing

The Company’s consolidated debt as of June 30, 2021 and December 31, 2020 is summarized below (in thousands):

	June 30, 2021	December 31, 2020
Unsecured
Senior notes	$16,397,710	$15,583,544
Term financings	174,950	811,550
Total unsecured debt financing	16,572,660	16,395,094
Secured
Term financings	133,023	276,032
Export credit financing	21,628	24,955
Total secured debt financing	154,651	300,987

Total debt financing	16,727,311	16,696,081
Less: Debt discounts and issuance costs	(187,053)	(177,743)
Debt financing, net of discounts and issuance costs	$16,540,258	$16,518,338

Senior unsecured notes (including Medium-Term Note Program)

As of June 30, 2021, the Company had $16.4 billion in senior unsecured notes outstanding. As of December 31, 2020, the Company had $15.6 billion in senior unsecured notes outstanding.

During the six months ended June 30, 2021, the Company issued approximately $2.6 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 0.70% Medium-Term Notes due 2024, (ii)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$1.2 billion in aggregate principal amount of 1.875% Medium-Term Notes due 2026 and (iii) $600.0 million in aggregate principal amount of Medium-Term Notes due 2022 bearing interest at a floating rate of three-month LIBOR plus 0.35%.

Unsecured revolving credit facility

The Company has an unsecured revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2021 and December 31, 2020, the Company did not have any amounts outstanding under the Revolving Credit Facility.

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

In April 2021, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2023 to May 5, 2025 and, after giving effect to commitments that matured on May 5, 2021, increased the total revolving commitments to approximately $6.4 billion, representing an increase of 6.7% from December 31, 2020. As of August 5, 2021, lenders held revolving commitments totaling approximately $5.7 billion that mature on May 5, 2025, commitments totaling $575.0 million that mature on May 5, 2023 and commitments totaling $105.0 million that mature on May 5, 2022. The amended Revolving Credit Facility also added benchmark replacement language with respect to LIBOR largely based on Alternative Reference Rates Committee LIBOR fallback language and amended certain financial maintenance covenants, including removing the maximum consolidated leverage ratio covenant, increasing the required level for minimum consolidated shareholders equity and removing the mechanism for suspending the minimum interest coverage ratio if certain debt ratings are met.

Secured debt financing

As of June 30, 2021, the outstanding balance on the Company’s secured debt financings, including its export credit financing, was $154.7 million and it had pledged three aircraft as collateral with a net book value of $227.3 million. As of December 31, 2020, the outstanding balance on the Company’s secured debt financings, including its secured warehouse facility and its export credit financing, was $301.0 million and it had pledged 12 aircraft as collateral with a net book value of $628.7 million. As of June 30, 2021 and December 31, 2020, all of the Company’s secured obligations are recourse in nature.

Maturities

Maturities of debt outstanding as of June 30, 2021 are as follows (in thousands):

Years ending December 31,
2021	$17,639
2022	2,733,882
2023	2,490,951
2024	2,297,929
2025	2,313,889
Thereafter	6,873,021
Total	$16,727,311

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.    Commitments and Contingencies

As of June 30, 2021, the Company had commitments to acquire a total of 338 new aircraft for delivery through 2027 as follows:

	Estimated Delivery Years
Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A220-300(1)	—	3	10	15	12	11	51
Airbus A320/321neo(2)	19	24	22	26	19	21	131
Airbus A330-900neo	1	8	4	—	—	—	13
Airbus A350-900/1000	3	3	4	5	1	—	16
Boeing 737-7/8/9 MAX	19	19	24	27	8	—	97
Boeing 787-9/10	10	8	7	5	—	—	30
Total	52	65	71	78	40	32	338

(1) In addition to the Company’s commitments, as of June 30, 2021, the Company had options to acquire up to 24 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2026 and continue through 2028.

(2) The Company’s Airbus A320/321neo aircraft orders include 34 long-range variants and 29 extra long-range variants.

Pursuant to the Company's purchase agreements with Boeing and Airbus for new aircraft, the Company and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted the Company’s actual delivery dates. The Company has experienced delivery delays for certain of its Airbus orderbook aircraft, including the A320neo family aircraft and the A330neo aircraft. The worldwide grounding of the Boeing 737 MAX aircraft (“737 MAX”) beginning in March 2019 has also resulted in material delivery delays of those aircraft from the Company’s orderbook. The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) lifted their grounding order on November 18, 2020 and January 27, 2021, respectively. Although many additional countries and regulatory entities have approved return to service of the aircraft, the 737 MAX still remains grounded in a number of jurisdictions. Deliveries resumed for markets where the aircraft had been approved to return to service until April 2021, when a specific group of 737 MAX aircraft were removed from service due to an electrical power system issue unrelated to the previous grounding order. On April 28, 2021, the FAA issued a new airworthiness directive detailing the modifications required before the impacted aircraft can return to service and deliveries of 737 MAX aircraft have subsequently restarted. Although deliveries of 737 MAX have resumed, Boeing continues to have a significant number of 737 MAX aircraft completed and stored in its inventory and delays are likely to continue as the aircraft are prepared for delivery.

During the fourth quarter of 2020, Boeing identified manufacturing defects on its 787 aircraft. As a result, Boeing suspended deliveries of 787 aircraft between October 2020 and March 2021. Boeing temporarily resumed the 787 aircraft deliveries in March 2021; however, in May 2021, deliveries were once again halted while the FAA completes its evaluation of Boeing’s inspection process. In July 2021, the FAA announced that manufacturing quality control issues relating to the fuselage in some undelivered 787 aircraft would require further modifications to be completed to resume deliveries. Boeing expects to temporarily reduce 787 production to less than five per month, and that it will deliver fewer than half of the aircraft currently in inventory during 2021. At this time, it is not yet clear when all of the Company’s delayed aircraft will be delivered.

The ongoing COVID-19 pandemic has also caused delivery delays of aircraft in the Company’s orderbook. As discussed in further detail in Note 11, “Impact of COVID-19 Pandemic,” the COVID-19 pandemic has resulted in numerous travel restrictions and business shutdowns or other operating limitations.

The aircraft purchase commitments discussed above also could be impacted by lease cancellations. The Company's leases typically provide that the Company and the airline customer each have a cancellation right related to certain aircraft delivery delays. The Company’s purchase agreements with Boeing and Airbus also generally provide that the Company and the manufacturer each have cancellation rights that typically parallel the Company’s cancellation rights in its leases. The Company’s leases and its purchase agreements with Boeing and Airbus generally provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. As of August 5, 2021, the Company has canceled its orders for 23 737 MAX aircraft and one 787 aircraft with Boeing.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has commitments for the acquisition of 338 aircraft for delivery through 2027, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $22.2 billion at June 30, 2021, which are due as follows (in thousands):

Years ending December 31,
2021	$4,073,106
2022	5,286,947
2023	4,838,802
2024	4,597,940
2025	1,973,435
Thereafter	1,427,700
Total	$22,197,930

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of approximately $1.7 billion and $1.8 billion as of June 30, 2021 and December 31, 2020, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by its lessees and manufacturers.

Note 5.    Rental Income

At June 30, 2021, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s fleet are as follows (in thousands):

Years ending December 31,
2021 (excluding the six months ended June 30, 2021)	$1,045,014
2022	2,034,572
2023	1,886,383
2024	1,766,655
2025	1,624,051
Thereafter	5,920,978
Total	$14,277,653

Note 6.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of June 30, 2021, the Company did not have any Class B Non-Voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three and six months ended June 30, 2021, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,085,311 and 1,032,305 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2021 and 2020, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Numerator
Net income	$93,422	$147,625	$177,514	$284,776
Preferred stock dividends	(7,835)	(3,844)	(11,679)	(7,688)
Net income available to common stockholders	$85,587	$143,781	$165,835	$277,088
Denominator
Weighted-average common shares outstanding	114,133,135	113,690,839	114,046,252	113,581,392
Basic earnings per share	$0.75	$1.26	$1.45	$2.44
Diluted earnings per share:
Numerator
Net income	$93,422	$147,625	$177,514	$284,776
Preferred stock dividends	(7,835)	(3,844)	(11,679)	(7,688)
Net income available to common stockholders	$85,587	$143,781	$165,835	$277,088
Denominator
Number of shares used in basic computation	114,133,135	113,690,839	114,046,252	113,581,392
Weighted-average effect of dilutive securities	244,830	82,288	327,324	259,537
Number of shares used in per share computation	114,377,965	113,773,127	114,373,576	113,840,929
Diluted earnings per share	$0.75	$1.26	$1.45	$2.43

Note 7.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes which was issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of June 30, 2021, the estimated fair value of the foreign currency exchange derivative asset was $20.6 million. As of December 31, 2020, the estimated fair value of the foreign currency exchange derivative asset was $14.4 million.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2021 was approximately $17.4 billion compared to a book value of $16.7 billion. The estimated fair value of debt financing as of December 31, 2020 was $17.6 billion compared to a book value of $16.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at June 30, 2021, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2021 and December 31, 2020 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.    Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had 114,141,103 and 113,852,896 Class A common shares issued and outstanding, respectively. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of June 30, 2021 and December 31, 2020.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at June 30, 2021 and December 31, 2020. As of June 30, 2021, the Company had 10,000,000 shares of 6.15% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share) and 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) with an aggregate liquidation preference of $300.0 million ($1,000 per share). As of December 31, 2020, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding with an aggregate liquidation preference of $250.0 million.

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

The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2021 (in thousands, except for share and per share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2021	Liquidation Preference as of June 30, 2021	Issue Date	Dividend Rate in Effect at June 30, 2021	Next dividend rate reset date	Dividend rate after reset date
Fixed-to-floating-rate:
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Fixed-rate reset:
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury + 4.076%
Total Preferred Stock	10,300,000	$550,000

Note 9.     Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2021, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,491,496.

The Company recorded $6.7 million and $3.9 million of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $12.1 million and $8.3 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

A summary of stock option activity for the six months ended June 30, 2021 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2020	50,000	$28.80	0.32	$781
Granted	—	$—	—	$—
Exercised	(50,000)	$28.80	—	$993
Forfeited/canceled	—	$—	—	$—
Balance at June 30, 2021	—	$—	0.00	$—

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of the Company’s Class A common stock as of the respective date.

As of June 30, 2021, there were no unrecognized compensation costs related to outstanding stock options. For the three and six months ended June 30, 2021 and 2020, there were no stock-based compensation expenses related to Stock Options.

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

During the six months ended June 30, 2021, the Company granted 597,728 RSUs of which 116,599 are TSR RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the six months ended June 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	1,466,060	$42.03
Granted	597,728	$47.64
Vested	(423,402)	$41.91
Forfeited/canceled	(65,373)	$49.89
Unvested at June 30, 2021	1,575,013	$43.86
Expected to vest after June 30, 2021	1,444,634	$44.19

As of June 30, 2021, there was $36.5 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.04 years.

Note 10. Aircraft Under Management

As of June 30, 2021, the Company managed 89 aircraft across three aircraft management platforms. The Company managed 51 aircraft through three separate entities under its Thunderbolt platform, 34 aircraft through the Blackbird investment funds and four on behalf of two financial institutions.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company managed 34 aircraft on behalf of third-party investors, through two investment funds, Blackbird Capital I, LLC and Blackbird Capital II, LLC (“Blackbird II”). These funds invest in commercial aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of June 30, 2021, the Company's non-controlling interests in each fund are 9.5% and are accounted for under the equity method of accounting. The Company’s investment in these funds aggregated $59.6 million and $52.6 million as of June 30, 2021 and December 31, 2020, respectively, and is included in Other assets on the Consolidated Balance Sheets. The Company continues to source aircraft investment opportunities for Blackbird II. As of August 5, 2021, Blackbird II has remaining equity capital commitments to acquire up to approximately $363.1 million in aircraft assets, for which the Company has committed to fund up to $10.3 million related to these potential investments.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. As of June 30, 2021, the Company managed 51 aircraft through its Thunderbolt platform across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $9.3 million as of each of June 30, 2021 and December 31, 2020 and is included in Other assets on the Consolidated Balance Sheets.

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

While domestic and regional airline traffic have improved since the industry low in April 2020, passenger traffic remains challenged, especially with respect to international and business air travel demand, due to ongoing cases of the virus, the emergence of new variants of the virus, including the Delta variant, vaccine availability and acceptance, and continuing travel restrictions.

Since the pandemic began in the first quarter of 2020, the Company has received requests from its customers for accommodations such as deferrals of lease payments or other lease concessions. On a case-by-case basis, the Company has agreed to accommodations with approximately 63% of its lessees. Generally, these accommodations have been in the form of partial lease deferrals for payments that were originally due during 2020, and in many cases, include lease extensions. While the majority of the accommodations are in the form of lease deferrals, the Company has also entered into some lease restructurings. The impact of these restructurings was a decrease to the Company’s total revenues of $45.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The Company remains in active discussions with its airline customers and may continue to provide accommodations on a case-by-case basis.

While lease deferrals may delay the Company's receipt of cash, the Company generally recognizes lease revenue during the period even if a deferral is provided to the lessee, unless it determines collection is not reasonably assured. The Company monitors all lessees with past due lease payments and discusses relevant operational and financial issues facing those lessees in order to determine an appropriate course of action. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis. The Company did not recognize rental revenue of $41.6 million and $90.3 million for the three and six months ended June 30, 2021, respectively, because lease receivables exceeded the lease security package held and collection was not reasonably assured for certain lessees. Aircraft on lease with these lessees represented approximately 10.9% of the Company’s fleet by net book value as of June 30, 2021.

Note 12. Subsequent Events

On August 4, 2021, the Company’s board of directors approved quarterly dividends for the Company’s Class A common stock, Series A Preferred Stock and Series B Preferred Stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.16	September 10, 2021	October 8, 2021
Series A Preferred Stock	$0.384375	August 31, 2021	September 15, 2021
Series B Preferred Stock	$11.625	August 31, 2021	September 15, 2021

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

While domestic and regional airline traffic have improved since the industry low in April 2020, passenger traffic remains challenged, especially with respect to international and business air travel demand, due to ongoing cases of the virus, the emergence of new variants of the virus, including the Delta variant, vaccine availability and acceptance, and continuing travel restrictions. It is unclear how long and to what extent these measures will remain in place and they may remain in place in some form for an extended period of time. As a result of these challenges and impacts, we have experienced weakened lease rates.

Air travel has begun to recover and travel restrictions are easing in certain locations where vaccination rates are rising. We believe widespread vaccination can reduce the impact of COVID-19 on the commercial airline industry; however, we cannot predict the pace of vaccinations or how long it will take the industry to recover. In addition, many countries are working on ways to further enable air travel despite the virus, including the use of digital certifications for COVID-19 vaccination or negative test results for purposes of travel. We anticipate that the long-term return of air travel domestically and internationally will occur in phases and vary by region and be driven by rising vaccination rates, easing travel restrictions and by the efforts of countries working independently and collectively in developing new ways to reduce travel restrictions.

Since the pandemic began in the first quarter of 2020, we have received requests from our customers for accommodations such as deferrals of lease payments or other lease concessions. On a case-by-case basis, we have agreed to accommodations with approximately 63% of our lessees. Generally, these accommodations have been in the form of partial lease deferrals for payments that were originally due during 2020, and in many cases, include lease extensions. As of August 5, 2021, our total deferrals, net of repayments, was $115.0 million. To date, we have agreed to defer $241.9 million in lease payments, of which $126.9 million or 52% of the total deferral amount has been repaid. We expect approximately 80% of our total deferrals granted to be repaid by the end of 2022. Our net deferrals represented approximately 1.5% of our total available liquidity as of June 30, 2021. While the majority of the accommodations are in the form of lease deferrals, we have also entered into some lease restructurings, which typically included lease extensions. The impact of these restructurings was a decrease to the Company’s total revenues of $45.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. We remain in active discussions with our airline customers and may continue to provide accommodations on a case-by-case basis.

Our collection rate for the three and six months ended June 30, 2021 was 87% and 86%, respectively. We expect that our collection rate will remain under pressure due to the impact of COVID-19. Collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, and includes cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due for the period. The collection rate is calculated after giving effect to lease deferral arrangements made as of June 30, 2021. In addition, we did not recognize rental revenue of $41.6 million and $90.3 million for the three and six months ended June 30, 2021, respectively, because lease receivables exceeded the lease security package held and collection was not reasonably assured for certain lessees, of which $27.9 million is related to Vietnam Airlines, with whom we are working towards a resolution. In the aggregate, aircraft on lease with these lessees represented approximately 10.9% of our fleet by net book value as of June 30, 2021 as compared to 7.8% as of December 31, 2020. The severity and the length of the impact of the COVID-19 pandemic on air travel and on our airline customers continues to be uncertain and could intensify. As a result, we could experience increased requests for lease deferrals or restructurings, declines in our collection rate and additional lease revenue that will not be recognized in future quarters because collection will not be reasonably assured for certain lessees.

Our lease utilization rate for the quarters ended June 30, 2021 and March 31, 2021 was 99.7% and 99.6%, respectively. The lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft. The severity and longevity of the COVID-19 pandemic on our airline customers could result in a decline in our lease utilization rate if our lessees return aircraft to us before the return date in their lease agreement or experience insolvency or initiate bankruptcy or similar proceedings that result in aircraft being returned to us. If this occurs, we may not be able to reposition the aircraft with other airlines as quickly as we have historically been able to do and we may incur increased costs in repositioning such aircraft. A decline in our lease utilization rate would adversely impact our financial results, including our revenue and profitability.

Due to travel restrictions and business limitations and shutdowns, we expect continuing challenges when transitioning, acquiring or selling aircraft during the COVID-19 pandemic.

We have experienced aircraft delivery delays related to COVID-19. While the commitment table in Note 4, “Commitments and Contingencies” above and the discussion of “Our Fleet” below reflect our current delivery expectations, we are in ongoing discussions with Boeing and Airbus to determine the extent and duration of delivery delays. The delays could result in a cancellation of leases for those aircraft. As of June 30, 2021, we have canceled our orders for 23 737 MAX aircraft and one 787 aircraft with Boeing. While we have planned our capital expenditures for the remainder of 2021 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes. In any case, our capital expenditures will be less than what we planned prior to the pandemic, which will slow our revenue growth, but will further improve our strong liquidity position. Accordingly, we will significantly scale back our aircraft sales activity during 2021.

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

Second Quarter Overview

During the three months ended June 30, 2021, we purchased and took delivery of 12 aircraft from our new order pipeline ending the period with a total of 354 aircraft in our operating lease portfolio with a net book value of $21.5 billion. The weighted average lease term remaining on our operating lease portfolio was 6.9 years and the weighted average age of our fleet was 4.3 years as of June 30, 2021. Our fleet grew by 5.6% based on net book value of $21.5 billion as of June 30, 2021, compared to $20.4 billion as of December 31, 2020. In addition, we had a managed fleet of 89 aircraft as of June 30, 2021, compared to a managed fleet of 81 aircraft as of December 31, 2020. We have a globally diversified customer base comprised of 115 airlines in 59 countries as of June 30, 2021. As of August 5, 2021, all aircraft in our operating lease portfolio, except for two aircraft, were subject to letters of intent or lease agreements.

As of June 30, 2021, we had commitments to purchase 338 aircraft from Airbus and Boeing for delivery through 2027, with an estimated aggregate commitment of $22.2 billion. We ended the second quarter of 2021 with $27.1 billion in committed minimum future rental payments and placed approximately 93% of our committed orderbook on long-term leases for aircraft delivering through 2022 and 80% through the end of 2023. This includes $14.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $12.8 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2021 through 2025.

During the three months ended June 30, 2021, we issued $1.2 billion in Medium-Term Notes due 2026 bearing interest at a fixed rate of 1.875% and $600.0 million in Medium-Term Notes due 2022 bearing interest at a floating rate of three-month LIBOR plus

0.35%. In addition, we ended the second quarter of 2021 with an aggregate borrowing capacity under our Revolving Credit Facility of $6.4 billion and total liquidity of $7.6 billion. We ended the second quarter of 2021 with total debt outstanding of $16.7 billion, of which 94.6% was at a fixed rate and 99.1% was unsecured. Our composite cost of funds decreased to 2.91% as of June 30, 2021 compared to 3.13% as of December 31, 2020.

Our total revenues for the quarter ended June 30, 2021 decreased by 5.7% to $491.9 million, compared to the quarter ended June 30, 2020. Despite the continued growth of our fleet, we were not able to recognize $41.6 million of rental revenue during the three months ended June 30, 2021 because lease receivables exceeded the lease security package held and collection was not reasonably assured for certain leases, of which $27.9 million is related to Vietnam Airlines, with whom we are working towards a resolution. In addition, the impact of lease restructurings resulted in a decrease to our revenue of $45.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. These decreases in revenue were partially offset by an increase in other revenues of $34.0 million recognized in connection with the sale to a third party of certain unsecured claims, related to insolvency proceedings for Aeromexico. Our net income available to common stockholders for the quarter ended June 30, 2021 was $85.6 million compared to $143.8 million for the quarter ended June 30, 2020. Our diluted earnings per share for the quarter ended June 30, 2021 was $0.75 compared to $1.26 for the quarter ended June 30, 2020. The decrease in net income available to common stockholders in the second quarter of 2021 as compared to 2020 was primarily due to the decrease in rental revenues as discussed above and an increase in depreciation and interest expense from the growth of our fleet.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the three months ended June 30, 2021 was $125.9 million or $1.10 per diluted share, compared to $194.2 million or $1.71 per diluted share for the three months ended June 30, 2020. As discussed above, the decrease in our adjusted net income before income taxes was principally driven by the decrease in revenues and an increase in depreciation and interest expense. Adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income available to common stockholders.

Our Fleet

Portfolio metrics of our fleet as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
Aggregate fleet net book value	$21.5	billion	$20.4	billion
Weighted-average fleet age(1)	4.3 years		4.1 years
Weighted-average remaining lease term(1)	6.9 years		6.9 years

Owned fleet	354		332
Managed fleet	89		81
Aircraft on order	338		361
Aircraft purchase options(2)	24		25
Total	805		799

Current fleet contracted rentals	$14.3	billion	$13.6	billion
Committed fleet rentals	$12.8	billion	$13.2	billion
Total committed rentals	$27.1	billion	$26.8	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our operating lease portfolio.
(2) As of June 30, 2021 and December 31, 2020, we had options to acquire up to 24 and 25 Airbus A220 aircraft, respectively.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline’s principal place of business as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$6,909,760	32.1%	$6,413,557	31.4%
Asia (excluding China)	5,630,120	26.1%	5,513,498	27.1%
China	3,016,662	14.0%	2,766,543	13.5%
The Middle East and Africa	2,364,252	11.0%	2,356,418	11.6%
U.S. and Canada	1,450,385	6.7%	1,298,974	6.4%
Central America, South America, and Mexico	1,222,200	5.7%	1,074,792	5.3%
Pacific, Australia, and New Zealand	937,936	4.4%	956,568	4.7%
Total	$21,531,315	100.0%	$20,380,350	100.0%

The following table sets forth the number of aircraft we owned by aircraft type as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	31	8.8%	31	9.4%
Airbus A320-200neo	22	6.2%	19	5.7%
Airbus A321-200	28	7.9%	28	8.4%
Airbus A321-200neo	56	15.7%	49	14.8%
Airbus A330-200	13	3.7%	13	3.9%
Airbus A330-300	8	2.3%	8	2.4%
Airbus A330-900neo	9	2.5%	8	2.4%
Airbus A350-900	12	3.4%	11	3.3%
Airbus A350-1000	2	0.6%	2	0.6%
Boeing 737-700	4	1.1%	4	1.2%
Boeing 737-800	88	24.9%	88	26.5%
Boeing 737-8 MAX	21	5.9%	15	4.5%
Boeing 737-9 MAX	1	0.3%	—	—%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	6.8%	24	7.2%
Boeing 787-9	26	7.3%	23	7.0%
Boeing 787-10	6	1.7%	6	1.8%
Embraer E190	1	0.3%	1	0.3%
Total	354	100.0%	332	100.0%

As of June 30, 2021, we had commitments to acquire a total of 338 new aircraft for delivery through 2027 as follows:

	Estimated Delivery Years
Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A220-300(1)	—	3	10	15	12	11	51
Airbus A320/321neo(2)	19	24	22	26	19	21	131
Airbus A330-900neo	1	8	4	—	—	—	13
Airbus A350-900/1000	3	3	4	5	1	—	16
Boeing 737-7/8/9 MAX	19	19	24	27	8	—	97
Boeing 787-9/10	10	8	7	5	—	—	30
Total	52	65	71	78	40	32	338

(1) In addition to our commitments, as of June 30, 2021, we had options to acquire up to 24 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2026 and continue through 2028.

(2) Our Airbus A320/321neo aircraft orders include 34 long-range variants and 29 extra long-range variants.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, we and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted our actual delivery dates.

The worldwide grounding of the 737 MAX beginning in March 2019 has resulted in material delivery delays of those aircraft from our orderbook. The FAA and EASA lifted their grounding order on November 18, 2020 and January 27, 2021, respectively. While the majority of the 737 MAX in our owned fleet have resumed service, the 737 MAX still remains grounded in a number of jurisdictions. The grounding of the aircraft has caused airlines to adjust flight schedules, cancel flights, or keep older aircraft in service longer. We are unable to speculate as to when the grounding of the 737 MAX in the remaining countries and jurisdictions will be lifted.

In addition to the grounding issue noted above, in April 2021, a specific group of 737 MAX aircraft were removed from service due to an electrical power system issue unrelated to the previous grounding order. On April 28, 2021, the FAA issued a new airworthiness directive detailing the modifications required before the impacted aircraft can return to service and deliveries of 737 MAX aircraft have subsequently restarted. Although deliveries of 737 MAX have resumed, Boeing continues to have a significant number of 737 MAX aircraft completed and stored in its inventory and delays are likely to continue as the aircraft are prepared for delivery.

As of June 30, 2021, we owned and leased 22 737 MAX aircraft and we had 97 737 MAX aircraft on order. With respect to the 737 MAX aircraft we own and lease, our airline customers are obligated to continue to make payments under the lease, irrespective of any difficulties the lessees may encounter, including an aircraft fleet grounding. However, the lease payments for some of our 737 MAX airline customers are in arrears.

During the fourth quarter of 2020, Boeing identified manufacturing defects on its 787 aircraft. As a result, Boeing suspended deliveries of 787 aircraft between October 2020 and March 2021. Boeing temporarily resumed the 787 aircraft deliveries in March 2021; however, in May 2021, deliveries were once again halted while the FAA completes its evaluation of Boeing’s inspection process. In July 2021, the FAA announced that manufacturing quality control issues relating to the fuselage in some undelivered 787 aircraft would require further modifications to be completed to resume deliveries. Boeing expects to temporarily reduce 787 production to less than five per month, and that it will deliver fewer than half of the aircraft currently in inventory during 2021. At this time, it is not yet clear when all of our delayed aircraft will be delivered. As such, we are not yet able to determine the impact of the delivery delays.

As a result of the aforementioned items occurring with both the 737 MAX and 787 aircraft, as of August 5, 2021, we anticipate that Boeing may continue to experience challenges in delivering these aircraft resulting in delivery delays on both the 737 MAX and 787 throughout the remainder of 2021 and delivery delays could potentially extend well into 2022 and beyond.

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

We expect that if the grounding of the 737 MAX continues in certain countries and jurisdictions for an extended time, or if there are significant 737 MAX delivery delays in countries and jurisdictions where the grounding has been lifted, more of our customers may seek to cancel their lease contracts for the 737 MAX with us. Our leases typically provide that we and our airline customer each have a cancellation right related to certain aircraft delivery delays. Our purchase agreements with Boeing and Airbus also generally provide that we and the manufacturer each have cancellation rights that typically parallel our cancellation rights in our leases. Our leases and our purchase agreements with Boeing and Airbus generally provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause.

We believe that the majority of our 737 MAX aircraft and some of our 787 aircraft deliveries in our orderbook will be delayed more than 12 months, which would give us, our airline customers and Boeing the right to cancel these aircraft commitments. As of August 5, 2021, we have canceled our orders for 23 737 MAX aircraft and one 787 aircraft with Boeing. It is unclear at this point if we will cancel more of our 737 MAX or 787 delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of damages resulting from the delivery delays associated with the 737 MAX and 787 aircraft that we own and have on order.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of June 30, 2021, along with the lease placements of such aircraft as of August 5, 2021. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but given the dynamic nature of the ongoing COVID-19 pandemic, we are not yet able to determine the full impact of the delivery delays.

Delivery Year	Number of Aircraft	Number Leased	% Leased
2021	52	52	100.0%
2022	65	57	87.7%
2023	71	42	59.2%
2024	78	21	26.9%
2025	40	5	12.5%
Thereafter	32	—	—%
Total	338	177

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines throughout the world. As of June 30, 2021, we had a globally diversified customer base comprised of 115 airlines in 59 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development, which may be negatively impacted by economic disruption, macroeconomic conditions and geopolitical and policy risks, among other factors. COVID-19 has caused significant disruption to the commercial airline industry resulting in a significant decline in air travel, negatively impacting airlines, aircraft manufacturers, and other related businesses. While the International Air Transport Association (“IATA”) has reported that passenger traffic has increased 193% year-over-year for the first six months of 2021, air travel has still not recovered to 2019 levels primarily due to the ongoing impact of COVID-19. IATA reported that passenger traffic for the first six months of 2021 is still 67% below passenger traffic for the first six months of 2019 and air traffic for the month of June 2021 fell 60% from its June 2019 level. While domestic and regional airline traffic have improved since the industry low in April 2020, passenger traffic remains challenged, especially with respect to international and business air travel demand, due to ongoing cases of the virus, the emergence of new variants of the virus, including the Delta variant, vaccine availability and acceptance, and continuing travel restrictions. Air travel has begun to recover and travel restrictions are easing in certain locations where vaccination rates are rising. We believe widespread vaccination can reduce the impact of COVID-19 on the commercial airline industry; however, we cannot predict the pace of vaccinations or how long it will take the industry to recover. In addition, many countries are working on ways to further enable air travel despite the virus, including the use of digital certifications for COVID-19 vaccination or negative test results for purposes of travel. We anticipate that the long-term return of air travel domestically and internationally will occur in phases and vary by region and be driven by rising vaccination rates, easing travel restrictions and by the efforts of countries working independently and collectively in developing new ways to reduce travel restrictions.

We expect our airline customers to continue to experience financial difficulties through 2021 and potentially longer, which could result in additional requests for lease accommodations, requests to return aircraft early and lease defaults. We also expect more airline reorganizations, liquidations, or other forms of bankruptcies, which may include our aircraft customers and result in the early return of aircraft or changes in our lease terms. As of the date of this filing, we had 16 aircraft across five airlines which were subject to various forms of insolvency proceedings.

Approximately 74% of the net book value of our fleet are leased to flag carriers or airlines that have some form of governmental ownership; however, this does not guarantee our ability to collect contractual rent payments. We believe that having a large portion of the net book value of our fleet on lease with flag carriers or airlines with some form of governmental ownership, coupled with the overall quality of our aircraft and security deposits and maintenance reserves under our leases will help mitigate our customer default risk.

We expect the aviation industry to recover over time from the impact of COVID-19, and in the long-term we remain optimistic. While we believe some aircraft lessors may consolidate or cease operations as a result of the pandemic, we believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. As a result of the COVID-19 pandemic, some airlines have accelerated their plans to retire older, less fuel-efficient aircraft that have higher maintenance costs in the current environment, and we anticipate that airlines will continue to accelerate the retirement of this type of aircraft, ultimately increasing demand for newer aircraft over time. We also anticipate that when airlines need to add new aircraft to their fleet, they will increasingly elect to lease aircraft instead of purchasing aircraft to reduce capital requirements and manage other operating expenses, and that we will benefit from that trend. We expect a number of these trends to continue for the remainder of 2021.

We and airlines around the world have continued to experience delivery delays from Boeing and Airbus and have been impacted by the 737 MAX grounding, as discussed above in “Our Fleet.” Aircraft manufacturer delays and the 737 MAX grounding have impacted the growth of our company as well as the growth of our airline customers, passenger growth and airline profitability and we expect this to continue. As a result of continued manufacturing delays and the impact of COVID-19, our aircraft delivery schedule could continue to be subject to material changes and delivery delays could potentially extend well into 2022 and beyond. Accordingly, we will significantly scale back our aircraft sales activity during 2021.

As a result of various impacts of COVID-19 including border restrictions and other travel limitations, we have seen further reduced demand for certain aircraft in our fleet, which has resulted in weakened lease rates for these aircraft. This includes demand for and lease rates on widebody aircraft which have, in particular, been impacted by travel restrictions curtailing long-haul international travel. Due to the grounding of the 737 MAX and other narrow body delivery delays, our fleet currently has a greater concentration of widebody aircraft than we typically target.

In October 2019, the U.S. government imposed a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. In March 2020, the tariff was raised to 15%. In November 2020, the European Union (“E.U.”) imposed a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. In June 2021, the U.S. and the E.U. agreed to temporarily suspend all retaliatory tariffs related to new aircraft imports for five years.

While our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including taxes, insurance, aircraft maintenance and the costs associated with the importation of the aircraft, deliveries to customers and future demand for our orderbook aircraft could be negatively impacted by tariffs. Moreover, we cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and U.S. trading partners. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for aircraft, increase the cost of aircraft components, further delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries.

It is unclear at this time how competition within the aircraft leasing industry will evolve or change in the coming months and what the corresponding impact will be on lease rates as a result of the impact of COVID-19 on the airline industry, changes in the competitive landscape of the aircraft leasing industry, evolving international trade matters, and ongoing aircraft delays from Airbus and Boeing, among other items.

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We have structured ourselves with the goal to maintain investment-grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis with primarily fixed-rate debt. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another and also reduces structural subordination in our capital structure. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, preferred stock and secured markets provides us with a key advantage in managing our liquidity and we have continued to access a number of these markets during the COVID-19 pandemic. Aircraft delivery delays as a product of the COVID-19 pandemic, the 737 MAX grounding and other manufacturer delays are expected to further reduce our capital requirements for the next six to twelve months and potentially beyond. We continue to monitor COVID-19 and its impact on our overall liquidity position and outlook.

We had total debt outstanding of approximately $16.7 billion as of each of June 30, 2021 and December 31, 2020. Our unsecured debt increased to $16.6 billion as of June 30, 2021 from $16.4 billion as of December 31, 2020. Our unsecured debt as a percentage of total debt increased to 99.1% as of June 30, 2021 from 98.2% as of December 31, 2020.

Our cash flows provided by operating activities increased by 28.7% or $134.3 million, to $602.7 million for the six months ended June 30, 2021 as compared to $468.3 million for the six months ended June 30, 2020. Despite the decrease in our net income, our cash flow provided by operating activities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was higher primarily due to the growth of our fleet and an increase in our cash collections. Our cash flow used in investing activities was $1.4 billion for the six months ended June 30, 2021, which resulted primarily from the purchase of aircraft. Our cash flow used in investing activities was $902.6 million for the six months ended June 30, 2020, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our sales and trading activity. Our cash flow provided by financing activities was $273.7 million for the six months ended June 30, 2021, which resulted primarily from the issuance of unsecured notes and the issuance of our Series B preferred stock partially offset by the repayment of outstanding debt. Our cash flow provided by financing activities was $1.0 billion for the six months ended June 30, 2020, which resulted primarily from the issuance of unsecured notes partially offset by the repayment of outstanding debt. The continued impact of COVID-19, including as a result of rent deferrals and other lease concessions made or that we may make in the future to our customers, may negatively affect our cash flow from operating activities in the future.

We ended the second quarter of 2021 with available liquidity of $7.6 billion which is comprised of unrestricted cash of $1.2 billion and an available borrowing capacity under our Revolving Credit Facility of $6.4 billion. Our Revolving Credit Facility does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy. A key component of the ongoing liquidity available to us is our Revolving Credit Facility, for which the substantial majority of the commitments mature in 2025. As of August 5, 2021, our Revolving Credit Facility is syndicated across 49 financial institutions from around various regions of the world, diversifying our reliance on any individual lending institution. We continue to utilize our Revolving Credit Facility in the normal course of business.

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

As of June 30, 2021, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Debt

Our debt financing was comprised of the following at June 30, 2021 and December 31, 2020 (in thousands, except percentages):

	June 30, 2021	December 31, 2020
Unsecured
Senior notes	$16,397,710	$15,583,544
Term financings	174,950	811,550
Total unsecured debt financing	16,572,660	16,395,094
Secured
Term financings	133,023	276,032
Export credit financing	21,628	24,955
Total secured debt financing	154,651	300,987

Total debt financing	16,727,311	16,696,081
Less: Debt discounts and issuance costs	(187,053)	(177,743)
Debt financing, net of discounts and issuance costs	$16,540,258	$16,518,338
Selected interest rates and ratios:
Composite interest rate(1)	2.91%	3.13%
Composite interest rate on fixed-rate debt(1)	3.04%	3.26%
Percentage of total debt at a fixed-rate	94.62%	93.02%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of June 30, 2021, we had $16.4 billion in senior unsecured notes outstanding. As of December 31, 2020, we had $15.6 billion in senior unsecured notes outstanding.

During the six months ended June 30, 2021, we issued approximately $2.6 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 0.70% Medium-Term Notes due 2024, (ii) $1.2 billion in aggregate principal amount of 1.875% Medium-Term Notes due 2026 and (iii) $600.0 million in aggregate principal amount of Medium-Term Notes due 2022 bearing interest at a floating rate of three-month LIBOR plus 0.35%.

Unsecured revolving credit facility

As of June 30, 2021 and December 31, 2020, we did not have any amounts outstanding under our unsecured revolving credit facility (the “Revolving Credit Facility”).
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

In April 2021, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2023 to May 5, 2025 and, after giving effect to commitments that matured on May 5, 2021, increased the total revolving commitments to approximately $6.4 billion, representing an increase of 6.7% from December 31, 2020. As of August 5, 2021, lenders held revolving commitments totaling approximately $5.7 billion that mature on May 5, 2025, commitments totaling $575.0 million that mature on May 5, 2023 and commitments totaling $105.0 million that mature on May 5, 2022. The amended Revolving Credit Facility also added benchmark replacement language with respect to LIBOR largely based on Alternative Reference Rates Committee LIBOR fallback language and amended certain financial maintenance covenants, including removing the maximum consolidated leverage ratio covenant, increasing the required level for minimum consolidated shareholders equity and removing the mechanism for suspending the minimum interest coverage ratio if certain debt ratings are met.

Secured debt financing

As of June 30, 2021, the outstanding balance on our secured debt financings, including our export credit financing, was $154.7 million and we had pledged three aircraft as collateral with a net book value of $227.3 million. As of December 31, 2020, the outstanding balance on our secured debt financings, including our secured warehouse facility and our export credit financing, was $301.0 million and we had pledged 12 aircraft as collateral with a net book value of $628.7 million.

Preferred equity

On March 5, 2019, we issued 10,000,000 shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. See “Item 1. Financial Statements – Note 8, Shareholders’ Equity,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for a discussion of the Series A Preferred Stock dividend rate.

On March 2, 2021, we issued 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, with a liquidation preference of $1,000 per share. We will pay dividends on the preferred stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

We may redeem shares of the Series B Preferred Stock at our option, in whole or in part, from time to time, on or after June 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. We may also redeem shares of the Series B Preferred Stock at our option under certain other limited conditions. The Series B Preferred Stock ranks on a parity with the Series A Preferred Stock.

A cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock was paid on each of March 15, 2021 and June 15, 2021. Additionally, a cash dividend of $13.304167 per share on our outstanding Series B Preferred Stock was paid on June 15, 2021.

Potential Impact of LIBOR Transition

As of June 30, 2021, we had approximately $0.9 billion of floating rate debt outstanding that used LIBOR as the applicable reference rate to calculate the interest on such debt. Additionally, our Series A Preferred Stock will in the future accrue dividends at a floating rate determined by reference to LIBOR, if available. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, it appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

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

If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt if LIBOR is discontinued, we would expect to incur additional interest expense on such indebtedness as of June 30, 2021 of approximately $9.0 million on an annualized basis. Further, if LIBOR is discontinued and there is no acceptable alternative reference rate, some of our floating rate debt, including certain senior unsecured notes issued under our Medium-Term Note Program, and our Series A Preferred Stock may effectively become fixed rate debt. As a result, the cost of this debt and equity would increase to us if and as interest rates decreased.

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

Credit Ratings

In July 2021, Fitch Ratings reaffirmed our long-term debt and corporate rating and upgraded our outlook to Stable. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Negative	March 25, 2021
Standard and Poor's	BBB	BBB	Stable	April 7, 2021
Fitch Ratings	BBB	BBB	Stable	July 1, 2021

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and six month periods ended June 30, 2021 and 2020 (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Revenues
Rental of flight equipment	$452,044	$497,869	$920,139	$994,556
Aircraft sales, trading and other	39,833	23,480	46,565	38,180
Total revenues	491,877	521,349	966,704	1,032,736
Expenses
Interest	113,598	102,693	231,584	210,234
Amortization of debt discounts and issuance costs	12,513	10,233	24,538	20,761
Interest expense	126,111	112,926	256,122	230,995
Depreciation of flight equipment	217,817	194,020	426,782	382,915
Selling, general and administrative	26,687	26,581	53,601	54,903
Stock-based compensation	6,700	3,892	12,108	8,321
Total expenses	377,315	337,419	748,613	677,134
Income before taxes	114,562	183,930	218,091	355,602
Income tax expense	(21,140)	(36,305)	(40,577)	(70,826)
Net income	$93,422	$147,625	$177,514	$284,776
Preferred stock dividends	(7,835)	(3,844)	(11,679)	(7,688)
Net income available to common stockholders	$85,587	$143,781	$165,835	$277,088

Earnings per share of common stock
Basic	$0.75	$1.26	$1.45	$2.44
Diluted	$0.75	$1.26	$1.45	$2.43

Other financial data
Pre-tax profit margin	23.3%	35.3%	22.6%	34.4%
Adjusted net income before income taxes(1)	$125,940	$194,211	$243,058	$376,996
Adjusted pre-tax profit margin(1)	25.6%	37.3%	25.1%	36.5%
Adjusted diluted earnings per share before income taxes(1)	$1.10	$1.71	$2.13	$3.31
Pre-tax return on common equity (trailing twelve months)	8.5%	13.9%	8.5%	13.9%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	9.6%	15.0%	9.6%	15.0%
__________________________________________
(1)Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items), adjusted pre-tax profit margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax profit margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax profit margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of the numerator for adjusted pre-tax profit margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax profit margin (net income available to common stockholders to adjusted net income before income taxes):
Net income available to common stockholders	$85,587	$143,781	$165,835	$277,088
Amortization of debt discounts and issuance costs	12,513	10,233	24,538	20,761
Stock-based compensation	6,700	3,892	12,108	8,321
Provision for income taxes	21,140	36,305	40,577	70,826
Adjusted net income before income taxes	$125,940	$194,211	$243,058	$376,996

Denominator for adjusted pre-tax profit margin:
Total revenues	$491,877	$521,349	$966,704	$1,032,736
Adjusted pre-tax profit margin(a)	25.6%	37.3%	25.1%	36.5%

(a) Adjusted pre-tax profit margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income available to common stockholders to adjusted net income before income taxes):
Net income available to common stockholders	$85,587	$143,781	$165,835	$277,088
Amortization of debt discounts and issuance costs	12,513	10,233	24,538	20,761
Stock-based compensation	6,700	3,892	12,108	8,321
Provision for income taxes	21,140	36,305	40,577	70,826
Adjusted net income before income taxes	$125,940	$194,211	$243,058	$376,996

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	114,377,965	113,773,127	114,373,576	113,840,929
Adjusted diluted earnings per share before income taxes(b)	$1.10	$1.71	$2.13	$3.31

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months June 30,
	2021	2020
	(unaudited)
Reconciliation of numerator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Net income available to common stockholders	$389,636	$590,123
Amortization of debt discounts and issuance costs	46,802	40,200
Stock-based compensation	21,415	19,029
Provision for income taxes	100,165	150,309
Adjusted net income before income taxes	$558,018	$799,661

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders’ equity as of beginning of the period	$5,619,801	$5,049,884
Common shareholders’ equity as of end of the period	$5,951,715	$5,619,801
Average common shareholders’ equity	$5,785,758	$5,334,843

Adjusted pre-tax return on common equity(c)	9.6%	15.0%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended June 30, 2021, compared to the three months ended June 30, 2020

Rental revenue

As of June 30, 2021, we owned 354 aircraft with a net book value of $21.5 billion and recorded $452.0 million in rental revenue for the quarter then ended, which included $9.9 million in amortization expense related to initial direct costs, net of overhaul revenue. In the prior year, as of June 30, 2020, we owned 301 aircraft with a net book value of $19.1 billion and recorded $497.9 million in rental revenue for the quarter ended June 30, 2020, which included $8.1 million in amortization expense related to initial direct costs, net of overhaul revenue. Despite the growth in our fleet, our rental revenue for the quarter ended June 30, 2021 decreased as compared to the prior year due to $41.6 million of rental revenue we were not able to recognize because lease receivables exceeded the lease security package held and collection was not reasonably assured for certain of our leases, of which $27.9 million was related to Vietnam Airlines, with whom we are working towards a resolution. In the aggregate, aircraft on lease with these lessees represented approximately 10.9% of our fleet by net book value as of June 30, 2021. In addition, the impact of lease restructurings resulted in a decrease to our revenue of $45.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $39.8 million for the three months ended June 30, 2021, of which $34.0 million is from the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings. Aircraft sales, trading and other revenue totaled $23.5 million for the three months ended June 30, 2020, of which $4.9 million in gains was related to the sale of four aircraft and $13.6 million in other revenue related to the repurchase of $185.2 million in aggregate principal of our Floating Rate Medium-Term Notes due 2021.

Interest expense

Interest expense totaled $126.1 million for the three months ended June 30, 2021 compared to $112.9 million for the three months ended June 30, 2020. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by a decrease in our composite interest rate. We ended the quarter with $7.6 billion in available liquidity. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $217.8 million in depreciation expense of flight equipment for the three months ended June 30, 2021 compared to $194.0 million for the three months ended June 30, 2020. The increase in depreciation expense for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily attributable to the acquisition of additional aircraft in our operating fleet during the last twelve months.

Net income available to common stockholders

For the three months ended June 30, 2021, we reported consolidated net income available to common stockholders of $85.6 million, or $0.75 per diluted share, compared to a consolidated net income available to common stockholders of $143.8 million, or $1.26 per diluted share, for the three months ended June 30, 2020. Despite the continued growth of our fleet, our net income available to common stockholders decreased for the second quarter of 2021 as compared to the second quarter of 2020, due to the decrease in our revenues as described above and an increase in depreciation and interest expense from the growth of our fleet.

Adjusted net income before income taxes

For the three months ended June 30, 2021, we recorded adjusted net income before income taxes of $125.9 million, or $1.10 per diluted share, compared to an adjusted net income before income taxes of $194.2 million, or $1.71 per diluted share, for the three months ended June 30, 2020. Adjusted net income before income taxes decreased for the second quarter 2021 as compared to the second quarter 2020, due to the decrease in our revenues as described above and an increase in depreciation and interest expense.

Six months ended June 30, 2021, compared to the six months ended June 30, 2020

Rental revenue

As of June 30, 2021, we owned 354 aircraft with a net book value of $21.5 billion and recorded $920.1 million in rental revenue for the six months then ended, $12.3 million in amortization expense related to initial direct costs, net of overhaul revenue. In the prior year, as of June 30, 2020, we owned 301 aircraft with a net book value of $19.1 billion and recorded $994.6 million in rental revenue for the six months then ended, $13.7 million in amortization expense related to initial direct costs, which is net of overhaul revenue. This increase was principally driven by the continued growth of our fleet as compared to prior year. Despite the growth in our fleet, our rental revenue for the six months ended June 30, 2021 decreased as compared to the prior year due to $90.3 million of rental revenue we were not able to recognize because lease receivables exceeded the lease security package held and collection was not reasonably assured for certain of our leases, of which $46.4 million was related to Vietnam Airlines, with whom we are working towards a resolution. In the aggregate, aircraft on lease with these lessees represented approximately 10.9% of our fleet by net book value as of June 30, 2021. In addition, the impact of lease restructurings resulted in a decrease to our revenue of $82.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $46.6 million for the six months ended June 30, 2021 compared to $38.2 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we recorded $34.0 million from the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings. During the six months ended June 30, 2020, we recorded $6.5 million in gains from the sale of seven aircraft from our operating lease portfolio, $6.5 million in other revenue from the forfeiture of security deposits and $13.6 million in other revenue related to the repurchase of $185.2 million in aggregate principal of our Floating Rate Medium-Term Notes due 2021.

Interest expense

Interest expense totaled $256.1 million for the six months ended June 30, 2021 compared to $231.0 million for the six months ended June 30, 2020. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by a decrease in our composite interest rate. We ended the quarter with $7.6 billion in available liquidity. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $426.8 million in depreciation expense of flight equipment for the six months ended June 30, 2021 compared to $382.9 million for the six months ended June 30, 2020. The increase in depreciation expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Net income available to common stockholders

For the six months ended June 30, 2021, we reported consolidated net income available to common stockholders of $165.8 million, or $1.45 diluted share, compared to a consolidated net income available to common stockholders of $277.1 million, or $2.43 diluted share, for the six months ended June 30, 2020. Despite the continued growth of our fleet, our net income available to common stockholders decreased for the six months ended June 30, 2021 as compared to 2020, due to the decrease in our revenues as described above and an increase in depreciation and interest expense from the growth of our fleet.

Adjusted net income before income taxes

For the six months ended June 30, 2021, we recorded adjusted net income before income taxes of $243.1 million, or $2.13 per diluted share, compared to an adjusted net income before income taxes of $377.0 million, or $3.31 per diluted share, for the six months ended June 30, 2020. Our adjusted net income before income taxes decreased for the six months ended June 30, 2021 as compared to 2020, primarily due to the decrease in our revenues as described above and an increase in depreciation and interest expense.

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

Contractual Obligations

Our contractual obligations as of June 30, 2021, are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt obligations	$17,639	$2,733,882	$2,490,951	$2,297,929	$2,313,889	$6,873,021	$16,727,311
Interest payments on debt outstanding(1)	239,097	479,937	414,535	339,077	272,351	461,453	2,206,450
Purchase commitments(2)(3)	4,073,106	5,286,947	4,838,802	4,597,940	1,973,435	1,427,700	22,197,930
Operating leases	3,565	6,791	7,261	5,667	7,882	25,594	56,760
Total	$4,333,407	$8,507,557	$7,751,549	$7,240,613	$4,567,557	$8,787,768	$41,188,451

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2021.
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
(3) Due to the expected aircraft delivery delays, we expect approximately $3.5 billion of our purchase commitments will be subject to cancellation, at our option, by the time of delivery.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2020. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting policies in the six months ended June 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of June 30, 2021 and December 31, 2020, we had $0.9 billion and $1.2 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If interest rates were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $9.0 million and $11.7 million as of June 30, 2021 and December 31, 2020, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of June 30, 2021, 94.6% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.5% and 0.6% of our lease revenues were denominated in foreign currency as of June 30, 2021 and December 31, 2020, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2021. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

10.1	Sixth Amendment and Extension Agreement, dated April 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2021

10.2†	Amendment No. 2 to the A220 Purchase Agreement, dated April 6, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

10.3†	Amendment No. 3 to the A220 Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

10.4†	Amendment No. 30 to A320 NEO Family Purchase Agreement, dated April 28, 2021, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.5†	Amendment No. 31 to A320 NEO Family Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.6†	Amendment No. 3 to Agreement, dated April 6, 2021, between Airbus S.A.S. and Air Lease Corporation				Filed herewith

10.7†	Supplemental Agreement No. 27 to Purchase Agreement No. PA-03791, dated April 6, 2021, by and between Air Lease Corporation and The Boeing Company				Filed herewith

31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
†	The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type of information that the Company both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

August 5, 2021	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 5, 2021	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)