Form 10-Q
period 2021-09-30
AIR LEASE CORP
filed 2021-11-04
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At November 3, 2021, there were 113,987,154 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended September 30, 2021

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$1,873,844	$1,734,155
Restricted cash	19,824	23,612
Flight equipment subject to operating leases	26,111,027	23,729,742
Less accumulated depreciation	(4,000,330)	(3,349,392)
	22,110,697	20,380,350
Deposits on flight equipment purchases	1,597,597	1,800,119
Other assets	1,412,599	1,276,939
Total assets	$27,014,561	$25,215,175
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$542,531	$492,473
Debt financing, net of discounts and issuance costs	17,616,880	16,518,338
Security deposits and maintenance reserves on flight equipment leases	1,151,876	1,072,704
Rentals received in advance	138,716	142,915
Deferred tax liability	980,775	916,404
Total liabilities	$20,430,778	$19,142,834
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,300,000 (aggregate liquidation preference of $550,000) and 10,000,000 (aggregate liquidation preference of $250,000) shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$103	$100
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 113,987,154 and 113,852,896 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,140	1,139
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,095,620	2,793,178
Retained earnings	3,488,655	3,277,599
Accumulated other comprehensive (loss) / income	(1,735)	325
Total shareholders’ equity	$6,583,783	$6,072,341
Total liabilities and shareholders’ equity	$27,014,561	$25,215,175

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Revenues
Rental of flight equipment	$519,535	$468,443	$1,439,674	$1,462,999
Aircraft sales, trading and other	4,974	25,158	51,539	63,338
Total revenues	524,509	493,601	1,491,213	1,526,337

Expenses
Interest	114,659	107,519	346,244	317,753
Amortization of debt discounts and issuance costs	12,571	10,899	37,109	31,660
Interest expense	127,230	118,418	383,353	349,413
Depreciation of flight equipment	224,960	195,054	651,742	577,969
Selling, general and administrative	31,082	20,239	84,682	75,142
Stock-based compensation	6,692	6,635	18,800	14,956
Total expenses	389,964	340,346	1,138,577	1,017,480
Income before taxes	134,545	153,255	352,636	508,857
Income tax expense	(27,208)	(32,860)	(67,785)	(103,686)
Net income	$107,337	$120,395	$284,851	$405,171
Preferred stock dividends	(7,331)	(3,843)	(19,010)	(11,531)
Net income available to common stockholders	$100,006	$116,552	$265,841	$393,640

Other comprehensive income/(loss):
Foreign currency translation adjustment	7,129	(5,637)	(943)	7,601
Change in fair value of hedged transactions	(7,874)	7,395	(1,677)	(7,086)
Total tax benefit/(expense) on other comprehensive income/loss	159	(378)	560	(89)
Other comprehensive income/(loss), net of tax	(586)	1,380	(2,060)	426
Total comprehensive income available for common stockholders	$99,420	$117,932	$263,781	$394,066

Earnings per share of common stock:
Basic	$0.88	$1.02	$2.33	$3.46
Diluted	$0.87	$1.02	$2.32	$3.46
Weighted-average shares outstanding
Basic	114,122,512	113,778,533	114,071,951	113,647,585
Diluted	114,381,621	113,951,102	114,415,169	113,928,775

Dividends declared per share of common stock	$0.16	$0.15	$0.48	$0.45

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings		Total
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341
Issuance of preferred stock	300,000	3	—	—	—	—	295,446	—	—	295,449
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	425,232	4	—	—	1,437	—	—	1,441
Stock-based compensation expense	—	—	—	—	—	—	5,408	—	—	5,408
Cash dividends (declared $0.16 per share of Class A common stock)	—	—	—	—	—	—	—	(18,259)	—	(18,259)
Preferred dividends (declared on Series A preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,247)	(1,247)
Tax withholdings on stock based compensation	—	—	(157,266)	(2)	—	—	(7,167)	—	—	(7,169)
Net income	—	—	—	—	—	—	—	84,092	—	84,092
Balance at March 31, 2021	10,300,000	$103	114,120,862	$1,141	—	$—	$3,088,302	$3,339,588	$(922)	$6,428,212
Issuance of preferred stock	—	—	—	—	—	—	(19)	—	—	(19)
Issuance of common stock upon vesting of restricted stock units	—	—	25,956	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,700	—	—	6,700
Cash dividends (declared 0.16 per share of Class A common stock)	—	—	—	—	—	—	—	(18,263)	—	(18,263)
Preferred dividends (declared on Series A and Series B preferred stock)	—	—	—	—	—	—	—	(7,835)	—	(7,835)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(227)	(227)
Tax withholdings on stock based compensation	—	—	(5,715)	—	—	—	(275)	—	—	(275)
Net income	—	—	—	—	—	—	—	93,422	—	93,422
Balance at June 30, 2021	10,300,000	$103	114,141,103	$1,141	—	$—	$3,094,708	$3,406,912	$(1,149)	$6,501,715
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—		6,692	—	—	6,692
Common stock repurchased	—	—	(153,949)	(1)	—	—	(5,780)	—	—	(5,781)
Cash dividends (declared $0.16 per share per share of Class A common stock)	—	—	—	—	—	—	—	(18,263)	—	(18,263)
Preferred dividends (declared on Series A and Series B preferred stock)	—	—	—	—	—	—	—	(7,331)	—	(7,331)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(586)	(586)
Tax withholdings on stock based compensation	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	107,337	—	107,337
Balance at September 30, 2021	10,300,000	$103	113,987,154	$1,140	—	$—	$3,095,620	$3,488,655	$(1,735)	$6,583,783

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings		Total
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	$—	$2,777,601	$2,846,106	$(1,397)	$5,623,544
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	480,978	4	—	—	2,021	—	—	2,025
Stock-based compensation	—	—	—	—	—	—	4,429	—	—	4,429
Cash dividends (declared 0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,045)	—	(17,045)
Preferred dividends (declared on Series A preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,478)	(1,478)
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(191,334)	(2)	—	—	(8,411)	—	—	(8,413)
Net income	—	—	—	—	—	—	—	137,151	—	137,151
Balance at March 31, 2020	10,000,000	$100	113,639,911	$1,136	—	$—	$2,775,640	$2,962,368	$(2,875)	$5,736,369
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	144,417	2	—	—	2,500	—	—	2,502
Stock-based compensation	—	—	—	—	—	—	3,892	—	—	3,892
Cash dividends (declared 0.15 per share of Class A common stock)	—	—	—	—	—	—	—	(17,067)	—	(17,067)
Preferred dividends (declared on Series A preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and from current period hedged transaction	—	—	—	—	—	—	—	—	524	524
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(6,605)	—	—	—	(200)	—	—	(200)
Net income	—	—	—	—	—	—	—	147,625	—	147,625
Balance at June 30, 2020	10,000,000	$100	113,777,723	$1,138	—	$—	$2,781,832	$3,089,082	$(2,351)	$5,869,801
Issuance of common stock upon vesting of restricted stock units and upon exercise of options	—	—	1,352	1	—	—	27	—	—	28
Stock-based compensation	—		—	—	—	—	6,635	—	—	6,635
Cash dividends (declared 0.15 per share of Class A common stock)	—		—	—	—	—	—	(17,068)	—	(17,068)
Preferred dividends (declared on Series A preferred stock)	—	—	—	—	—	—	—	(3,843)	—	(3,843)
Change in foreign currency translation adjustment and from current period hedged transaction	—	—	—	—	—	—	—	—	1,380	1,380
Tax withholding related to vesting of restricted stock units and exercise of stock options	—	—	(169)	(1)	—	—	(4)	—	—	(5)
Net income	—	—	—	—	—	—	—	120,395	—	120,395
Balance at September 30, 2020	10,000,000	$100	113,778,906	$1,138	—	$—	$2,788,490	$3,188,566	$(971)	$5,977,323

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Operating Activities
Net income	$284,851	$405,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	651,742	577,969
Stock-based compensation	18,800	14,956
Deferred taxes	64,931	101,285
Amortization of debt discounts and issuance costs	37,109	31,660
Amortization of prepaid lease costs	33,603	32,142
Gain on aircraft sales, trading and other activity	(1,184)	(34,161)
Changes in operating assets and liabilities:
Other assets	(148,982)	(323,924)
Accrued interest and other payables	(7,283)	(84,045)
Rentals received in advance	(4,199)	(3,464)
Net cash provided by operating activities	929,388	717,589
Investing Activities
Acquisition of flight equipment under operating lease	(1,670,203)	(777,410)
Payments for deposits on flight equipment purchases	(303,856)	(581,054)
Proceeds from aircraft sales, trading and other activity	2,042	151,131
Acquisition of aircraft furnishings, equipment and other assets	(178,359)	(142,866)
Net cash used in investing activities	(2,150,376)	(1,350,199)
Financing Activities
Issuance of common stock upon exercise of options	1,438	4,556
Cash dividends paid on Class A common stock	(54,737)	(51,116)
Common shares repurchased	(5,780)	—
Net proceeds from preferred stock issuance	295,428	—
Preferred dividends paid	(19,010)	(11,531)
Tax withholdings on stock-based compensation	(7,441)	(8,618)
Net change in unsecured revolving facility	—	(20,000)
Proceeds from debt financings	3,655,830	3,074,665
Payments in reduction of debt financings	(2,585,652)	(1,457,740)
Debt issuance costs	(9,688)	(5,692)
Security deposits and maintenance reserve receipts	112,155	91,337
Security deposits and maintenance reserve disbursements	(25,654)	(59,175)
Net cash provided by financing activities	1,356,889	1,556,686
Net increase in cash	135,901	924,076
Cash, cash equivalents and restricted cash at beginning of period	1,757,767	338,061
Cash, cash equivalents and restricted cash at end of period	$1,893,668	$1,262,137
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $38,265 and $39,960 at September 30, 2021 and 2020, respectively	$428,349	$371,947
Cash paid for income taxes	$2,739	$29,696
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$663,072	$575,958
Cash dividends declared on Class A common stock, not yet paid	$18,263	$17,068

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing new commercial jet aircraft directly from manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of September 30, 2021, the Company owned a fleet of 370 aircraft in its operating lease portfolio, managed 89 aircraft and had 320 aircraft on order with aircraft manufacturers and 24 aircraft purchase options. In addition to its leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2021, and for all periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the classifications in 2021.

Note 3.    Debt Financing

The Company’s consolidated debt as of September 30, 2021 and December 31, 2020 is summarized below (in thousands):

	September 30, 2021	December 31, 2020
Unsecured
Senior notes	$17,490,582	$15,583,544
Term financings	170,975	811,550
Total unsecured debt financing	17,661,557	16,395,094
Secured
Term financings	129,851	276,032
Export credit financing	19,964	24,955
Total secured debt financing	149,815	300,987

Total debt financing	17,811,372	16,696,081
Less: Debt discounts and issuance costs	(194,492)	(177,743)
Debt financing, net of discounts and issuance costs	$17,616,880	$16,518,338

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior unsecured notes (including Medium-Term Note Program)

As of September 30, 2021, the Company had $17.5 billion in senior unsecured notes outstanding. As of December 31, 2020, the Company had $15.6 billion in senior unsecured notes outstanding.

During the nine months ended September 30, 2021, the Company issued approximately $3.7 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 0.70% Medium-Term Notes due 2024, (ii) $1.2 billion in aggregate principal amount of 1.875% Medium-Term Notes due 2026, (iii) $600.0 million in aggregate principal amount of Medium-Term Notes due 2022 bearing interest at a floating rate of three-month LIBOR plus 0.35%, (iv) $600.0 million in aggregate principal amount of 0.800% Medium-Term Notes due 2024, and (v) $500.0 million in aggregate principal amount of 2.100% Medium-Term Notes due 2028.

Unsecured revolving credit facilities

The Company has an unsecured revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2021 and December 31, 2020, the Company did not have any amounts outstanding under the Revolving Credit Facility.

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

In April 2021, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2023 to May 5, 2025 and, after giving effect to commitments that matured on May 5, 2021, increased the total revolving commitments to approximately $6.4 billion, representing an increase of 6.7% from December 31, 2020. In September 2021, the Company executed a new lender supplement to the Revolving Credit Facility, which increased the aggregate facility capacity by an additional $50.0 million and increased total revolving commitments to $6.5 billion. As of November 4, 2021, lenders held revolving commitments totaling approximately $5.8 billion that mature on May 5, 2025, commitments totaling $575.0 million that mature on May 5, 2023 and commitments totaling $105.0 million that mature on May 5, 2022. The amended Revolving Credit Facility also added benchmark replacement language with respect to LIBOR largely based on Alternative Reference Rates Committee LIBOR fallback language and amended certain financial maintenance covenants, including removing the maximum consolidated leverage ratio covenant, increasing the required level for minimum consolidated shareholders’ equity and removing the mechanism for suspending the minimum interest coverage ratio if certain debt ratings are met.

In September 2021, the Company entered into an uncommitted unsecured revolving credit facility with a total borrowing capacity of $75.0 million and a maturity date of June 22, 2022, bearing interest at a rate of LIBOR plus 0.90%. As of September 30, 2021, the Company did not have any amounts outstanding under this facility.

Secured debt financing

As of September 30, 2021, the outstanding balance on the Company’s secured debt financings, including its export credit financing, was $149.8 million and it had pledged three aircraft as collateral with a net book value of $224.7 million. As of December 31, 2020, the outstanding balance on the Company’s secured debt financings, including its secured warehouse facility and its export credit financing, was $301.0 million and it had pledged 12 aircraft as collateral with a net book value of $628.7 million. As of September 30, 2021 and December 31, 2020, all of the Company’s secured obligations are recourse in nature.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities

Maturities of debt outstanding as of September 30, 2021 are as follows (in thousands):

Years ending December 31,
2021	$8,829
2022	2,733,882
2023	2,490,951
2024	2,890,800
2025	2,313,889
Thereafter	7,373,021
Total	$17,811,372

Note 4.    Commitments and Contingencies

As of September 30, 2021, the Company had contractual commitments to acquire a total of 320 new aircraft for delivery through 2027 as follows:

	Estimated Delivery Years
Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A220-300(1)	—	3	9	16	12	11	51
Airbus A320/321neo(2)	12	24	22	26	19	21	124
Airbus A330-900neo	1	8	4	—	—	—	13
Airbus A350-900/1000	3	3	4	5	1	—	16
Boeing 737-7/8/9 MAX	8	29	16	28	7	—	88
Boeing 787-9/10	1	10	4	10	3	—	28
Total	25	77	59	85	42	32	320

(1) In addition to the Company’s commitments, as of September 30, 2021, the Company had options to acquire up to 24 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2026 and continue through 2028.

(2) The Company’s Airbus A320/321neo aircraft orders include 31 long-range variants and 29 extra long-range variants.

Pursuant to the Company's purchase agreements with Boeing and Airbus for new aircraft, the Company and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted the Company’s actual delivery dates.

The Company has experienced delivery delays for certain of its Airbus orderbook aircraft, including the A320neo family aircraft and the A330neo aircraft. The worldwide grounding of the Boeing 737 MAX aircraft (“737 MAX”) beginning in March 2019 has also resulted in material delivery delays of those aircraft from the Company’s orderbook. The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) lifted their grounding order on November 18, 2020 and January 27, 2021, respectively. Although many additional countries and regulatory entities have approved return to service of the aircraft, the 737 MAX still remains grounded in several jurisdictions. While deliveries of the 737 MAX have resumed, Boeing continues to have a significant number of 737 MAX aircraft completed and stored in its inventory and delays are likely to continue as the aircraft are prepared for delivery.

During the fourth quarter of 2020, Boeing identified manufacturing related issues on its 787 aircraft. As a result, Boeing suspended deliveries of 787 aircraft between October 2020 and March 2021. Boeing temporarily resumed 787 aircraft deliveries in March 2021; however, in May 2021, deliveries were once again halted while the FAA completes its evaluation of Boeing’s inspection process. Manufacturing related issues in some 787 aircraft will require further modifications in order to resume deliveries. Boeing expects to maintain 787 production at a reduced rate of less than five per month until deliveries resume, and the timing for resumption of deliveries remains uncertain.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed in further detail in Note 11, “Update on COVID-19 Pandemic Impact,” the ongoing COVID-19 pandemic has continued to cause delivery delays of aircraft in the Company’s orderbook.

The aircraft purchase commitments discussed above could also be impacted by lease cancellations. The Company's leases typically provide that the Company and the airline customer each have a cancellation right related to certain aircraft delivery delays. The Company’s purchase agreements with Boeing and Airbus also generally provide that the Company and the manufacturer each have cancellation rights that typically parallel the Company’s cancellation rights in its leases. The Company’s leases and its purchase agreements with Boeing and Airbus generally provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. As of November 4, 2021, the Company has canceled its orders for 23 737 MAX aircraft and three 787 aircraft with Boeing.

The Company had contractual commitments for the acquisition of 320 aircraft for delivery through 2027, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $21.2 billion at September 30, 2021, which are due as follows (in thousands):

Years ending December 31,
2021	$1,960,449
2022	5,896,528
2023	4,345,644
2024	5,291,881
2025	2,232,608
Thereafter	1,432,269
Total	$21,159,379

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of approximately $1.6 billion and $1.8 billion as of September 30, 2021 and December 31, 2020, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by its lessees and manufacturers.

Note 5.    Rental Income

At September 30, 2021, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s fleet are as follows (in thousands):

Years ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$529,211
2022	2,096,619
2023	1,974,424
2024	1,847,564
2025	1,693,853
Thereafter	6,469,511
Total	$14,611,182

Note 6.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of September 30, 2021, the Company did not have any Class B Non-Voting common stock outstanding.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted earnings per share takes into account the potential conversion of stock options and restricted stock units using the treasury stock method and convertible notes using the if-converted method. For the three and nine months ended September 30, 2021, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,083,635 and 1,032,305 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2021 and 2020, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Numerator
Net income	$107,337	$120,395	$284,851	$405,171
Preferred stock dividends	(7,331)	(3,843)	(19,010)	(11,531)
Net income available to common stockholders	$100,006	$116,552	$265,841	$393,640
Denominator
Weighted-average common shares outstanding	114,122,512	113,778,533	114,071,951	113,647,585
Basic earnings per share	$0.88	$1.02	$2.33	$3.46
Diluted earnings per share:
Numerator
Net income	$107,337	$120,395	$284,851	$405,171
Preferred stock dividends	(7,331)	(3,843)	(19,010)	(11,531)
Net income available to common stockholders	$100,006	$116,552	$265,841	$393,640
Denominator
Number of shares used in basic computation	114,122,512	113,778,533	114,071,951	113,647,585
Weighted-average effect of dilutive securities	259,109	172,569	343,218	281,190
Number of shares used in per share computation	114,381,621	113,951,102	114,415,169	113,928,775
Diluted earnings per share	$0.87	$1.02	$2.32	$3.46

Note 7.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes which were issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of September 30, 2021 and December 31, 2020, the estimated fair value of the foreign currency exchange derivative asset was $12.8 million and $14.4 million, respectively.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2021 was approximately $18.4 billion compared to a book value of $17.8 billion. The estimated fair value of debt financing as of December 31, 2020 was $17.6 billion compared to a book value of $16.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at September 30, 2021, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of such instruments at September 30, 2021 and December 31, 2020 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 8.    Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had 113,987,154 and 113,852,896 Class A common shares issued and outstanding, respectively. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of September 30, 2021 or December 31, 2020.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company had 10,000,000 shares of 6.15% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share) and 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) with an aggregate liquidation preference of $300.0 million ($1,000 per share). As of December 31, 2020, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding with an aggregate liquidation preference of $250.0 million.

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

The Company may redeem shares of the Series B Preferred Stock at its option, in whole or in part, from time to time, on any dividend payment date on or after June 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Company may also redeem shares of the Series B Preferred Stock at the Company’s option under certain other limited conditions. The Series B Preferred Stock ranks on a parity with the Series A Preferred Stock.

The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2021 (in thousands, except for share and per share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2021	Liquidation Preference as of September 30, 2021	Issue Date	Dividend Rate in Effect at September 30, 2021	Next dividend rate reset date	Dividend rate after reset date
Fixed-to-floating-rate:
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Fixed-rate reset:
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury + 4.076%
Total Preferred Stock	10,300,000	$550,000

During the three months ended September 30, 2021, the Company repurchased 153,949 shares of its Class A common stock under its previously announced stock repurchase program at an average purchase price of $37.55 per share.

Note 9.     Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of September 30, 2021, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,494,268.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded $6.7 million and $6.6 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $18.8 million and $15.0 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2020	50,000	$28.80	0.32	$781
Granted	—	$—	—	$—
Exercised	(50,000)	$28.80	—	$993
Forfeited/canceled	—	$—	—	$—
Balance at September 30, 2021	—	$—	0.00	$—

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of the Company’s Class A common stock as of the respective date.

As of September 30, 2021, there were no unrecognized compensation costs related to outstanding stock options. For the three and nine months ended September 30, 2021 and 2020, there were no stock-based compensation expenses related to Stock Options.

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

During the nine months ended September 30, 2021, the Company granted 597,728 RSUs of which 116,599 are TSR RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the nine months ended September 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	1,466,060	$42.03
Granted	597,728	$47.64
Vested	(423,402)	$41.91
Forfeited/canceled	(68,142)	$49.36
Unvested at September 30, 2021	1,572,244	$43.88
Expected to vest after September 30, 2021	1,442,144	$44.20

As of September 30, 2021, there was $29.7 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 1.86 years.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Aircraft Under Management

As of September 30, 2021, the Company managed 89 aircraft across three aircraft management platforms. The Company managed 51 aircraft through three separate entities under its Thunderbolt platform, 34 aircraft through the Blackbird investment funds and four on behalf of two financial institutions.

The Company managed 34 aircraft on behalf of third-party investors, through two investment funds, Blackbird Capital I, LLC and Blackbird Capital II, LLC (“Blackbird II”). These funds invest in commercial aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of September 30, 2021, the Company's non-controlling interests in each fund are 9.5% and are accounted for under the equity method of accounting. The Company’s investment in these funds aggregated $72.9 million and $52.6 million as of September 30, 2021 and December 31, 2020, respectively, and is included in Other assets on the Consolidated Balance Sheets. The Company continues to source aircraft investment opportunities for Blackbird II. As of November 4, 2021, Blackbird II has remaining equity capital commitments to acquire up to approximately $363.1 million in aircraft assets, for which the Company has committed to fund up to $10.3 million related to these potential investments.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of September 30, 2021, the Company managed 51 aircraft through its Thunderbolt platform across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $9.3 million as of each of September 30, 2021 and December 31, 2020 and is included in Other assets on the Consolidated Balance Sheets.

Note 11. Update on COVID-19 Pandemic Impact

In response to the COVID-19 pandemic, governments around the world have implemented numerous measures to try to contain the virus, including travel restrictions. These measures, coupled with a significant decrease in spending on travel as a result of COVID-19, have materially impacted airline traffic and operations throughout the world, including the Company's airline customers.

While domestic and regional airline traffic have improved since the industry low in April 2020, passenger traffic remains challenged, especially with respect to international and business air travel demand, due to ongoing cases of the virus, the emergence of new variants of the virus, vaccine availability and acceptance, and continuing travel restrictions.

On a case-by-case basis, the Company has agreed to accommodations, such as deferrals of lease payments or other lease concessions, with approximately 64% of its lessees since the pandemic began in the first quarter of 2020. The majority of these accommodations have been in the form of partial lease deferrals which, in many cases, include lease extensions. The Company has also entered into some lease restructurings. The impact of these restructurings decreased the Company’s total revenues by $26.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The Company remains in active discussions with its airline customers and may continue to provide accommodations on a case-by-case basis.

While lease deferrals may delay the Company's receipt of cash, the Company generally recognizes lease revenue during the period even if a deferral is provided to the lessee, unless it determines collection is not reasonably assured. The Company monitors all lessees with past due lease payments and discusses relevant operational and financial issues facing those lessees in order to determine an appropriate course of action. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis. For a lessee whose revenue the Company recognizes on a cash basis, the Company will not recognize revenue from the lessee if the lease receivables from such lessee exceed the lease security package held by the Company. For those lessees whose revenue the Company recognizes on a cash basis, the Company recorded $5.4 million in incremental revenue during the three months ended September 30, 2021, primarily due to cash payments received from Vietnam Airlines. During the three months ended September 30, 2020, the Company was not able to recognize $25.3 million in rental revenue from lessees on a cash basis of accounting because collection was not reasonably assured.

Note 12. Subsequent Events

In October 2021, the Company issued 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), with an aggregate liquidation preference of $300.0 million ($1,000 per share). The Company will pay dividends on the Series C Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.125% through December 15, 2026, and payable quarterly in arrears beginning on December 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 3.149% per reset period from December 15, 2026 and reset every five years and payable quarterly in arrears.

The Company may redeem shares of the Series C Preferred Stock at its option, in whole or in part, from time to time, on any dividend payment date on or after December 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Company may also redeem shares of the Series C Preferred Stock at the Company’s option under certain other limited conditions. The Series C Preferred Stock ranks on a parity with the Series A and Series B Preferred Stock.

On November 3, 2021, the Company’s board of directors approved quarterly dividends for the Company’s Class A common stock and Series A, Series B and Series C Preferred Stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.185	December 17, 2021	January 5, 2022
Series A Preferred Stock	$0.384375	November 30, 2021	December 15, 2021
Series B Preferred Stock	$11.625	November 30, 2021	December 15, 2021
Series C Preferred Stock	$7.104167	November 30, 2021	December 15, 2021

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

Third Quarter Overview

During the three months ended September 30, 2021, we purchased and took delivery of 16 aircraft from our new order pipeline ending the period with a total of 370 aircraft in our operating lease portfolio with a net book value of $22.1 billion. The weighted average lease term remaining on our operating lease portfolio was 7.0 years and the weighted average age of our fleet was 4.4 years as of September 30, 2021. Our fleet grew by 8.5% based on net book value of $22.1 billion as of September 30, 2021, compared to $20.4 billion as of December 31, 2020. In addition, we had a managed fleet of 89 aircraft as of September 30, 2021, compared to a managed fleet of 81 aircraft as of December 31, 2020. We have a globally diversified customer base comprised of 115 airlines in 59 countries as of September 30, 2021. As of November 4, 2021, all aircraft in our operating lease portfolio, except for one aircraft, were subject to letters of intent or lease agreements.

As of September 30, 2021, we had contractual commitments to purchase 320 aircraft from Airbus and Boeing for delivery through 2027, with an estimated aggregate commitment of $21.2 billion. We ended the third quarter of 2021 with $29.1 billion in committed minimum future rental payments and placed approximately 96% of our committed orderbook on long-term leases for aircraft delivering through the end of 2023 and have placed 67% of our entire orderbook. This includes $14.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.5 billion in minimum future rental payments related to aircraft which will be delivered during the remainder of 2021 through 2025.

During the three months ended September 30, 2021, we issued $600.0 million of 0.80% Medium-Term Notes due 2024, and $500.0 million of 2.10% Medium-Term Notes due 2028. In addition, we ended the third quarter of 2021 with an aggregate borrowing capacity under our Revolving Credit Facility of $6.5 billion and total liquidity of $8.4 billion. We had total debt outstanding of $17.8 billion at the end of the third quarter of 2021, of which 95.0% was at a fixed rate and 99.2% was unsecured. Our composite cost of funds decreased to 2.82% as of September 30, 2021 compared to 3.13% as of December 31, 2020.

Our total revenues for the quarter ended September 30, 2021 increased by 6.3% to $524.5 million, compared to the quarter ended September 30, 2020. The increase in total revenues was primarily driven by the continued growth in our fleet and an increase in our cash collections. During the three months ended September 30, 2021, we recorded $5.4 million in incremental revenue from our lessees on cash basis accounting, primarily due to cash payments received from Vietnam Airlines. During the three months ended September 30, 2020, we were not able to recognize $25.3 million in rental revenue from lessees on a cash basis of accounting because the collection was not reasonably assured. In addition, the impact of lease restructurings decreased total revenues by approximately $26.6 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our net income available to common stockholders for the quarter ended September 30, 2021 was $100.0 million compared to $116.6 million for the quarter ended September 30, 2020. Our diluted earnings per share for the quarter ended September 30, 2021 was $0.87 compared to $1.02 for the quarter ended September 30, 2020. Despite the growth in our fleet and the increase in our collections across our fleet, our net income available to common stockholders and diluted earnings per share decreased due to lower aircraft sales, trading and other revenue during the period.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items, that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the three months ended September 30, 2021 was $146.5 million or $1.28 per diluted share, compared to $166.9 million or $1.47 per diluted share for the three months ended September 30, 2020. Despite the growth in our fleet and the increase in our collections, our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes decreased due to lower aircraft sales, trading and other revenue during the period. Adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 1 under the “Results of Operations” table for a discussion of adjusted net income before income taxes, adjusted pre-tax profit margin and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income available to common stockholders.

Update on COVID-19 Pandemic Impact

While air travel has begun to recover and travel restrictions are easing in certain locations where vaccination rates are rising, passenger traffic remains challenged, especially with respect to international and business air travel demand, due to ongoing cases of the virus, the emergence of new variants of the virus, vaccine availability and acceptance, and continuing travel restrictions. It is unclear how long and to what extent travel restrictions will remain in place and they may remain in place in some form for an extended period of time. As a result of these challenges and impacts, we have experienced weakened lease rates. However, we are beginning to witness increased lease rates and demand for our narrowbody and widebody aircraft. We anticipate that the long-term recovery of domestic and international air travel will occur in phases and vary by region and be driven by rising vaccination rates, and the efforts of countries working independently and collectively to develop new ways to reduce travel restrictions.

During the three months ended September 30, 2021, we continued to receive requests from our customers for accommodations such as deferrals of lease payments or other lease concessions. On a case-by-case basis, we have agreed to accommodations, such as deferrals of lease payments or other lease concessions, with approximately 64% of our lessees since the pandemic began in the first quarter of 2020. The majority of these accommodations have been in the form of partial lease deferrals which, in many cases, include lease extensions. As of November 4, 2021, $138.0 million or 54% of the total deferral amount has been repaid. As a result, as of November 4, 2021, our total deferrals, net of repayments, was $117.5 million. By the end of 2022, we expect approximately 77% of our total deferrals granted to date, including those that have already been repaid, will be repaid. Our net deferrals represented approximately 1.4% of our total available liquidity as of September 30, 2021. We have also entered into some lease restructurings. The impact of these restructurings decreased the Company’s total revenues by $26.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. We remain in active discussions with our airline customers and may continue to provide accommodations on a case-by-case basis.

Our collection rate for the three and nine months ended September 30, 2021 was 94% and 89%, respectively. Our collection rate was higher for the three months ended September 30, 2021 because of cash payments received from Vietnam Airlines. Although our collection rate continues to improve, ongoing resurgences of the COVID-19 virus and its variants may continue to have an impact on our collection rate. Collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, and includes cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due for the period. The collection rate is calculated after giving effect to lease deferral arrangements made as of September 30, 2021. If collection from a lessee is not reasonably assured, we will not recognize rental income for the amounts due under our lease contracts and will recognize revenue for such lessees on a cash basis. During the three months September 30, 2021, we recorded $5.4 million in incremental revenue from our lessees on cash basis accounting, primarily due to cash payments received from Vietnam Airlines. During the three months ended September 30, 2020, we were not able to recognize $25.3 million in rental revenue from lessees on a cash basis of accounting because collection was not reasonably assured. In the aggregate, aircraft on lease that we accounted for on a cash basis represented approximately 10.6% of our fleet by net book value as of September 30, 2021. Depending on the future impact of the COVID-19 pandemic, we could experience increased requests for lease deferrals or restructurings, declines in our collection rate and additional lease revenue that will not be recognized in future quarters because collection will not be reasonably assured for certain lessees.

Our lease utilization rate for each of the quarters ended September 30, 2021 and June 30, 2021 was 99.7%. The lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft. The severity and longevity of the COVID-19 pandemic on our airline customers could result in a decline in our lease utilization rate if our lessees return aircraft to us before the return date in their lease agreement or experience insolvency or initiate bankruptcy or similar proceedings that result in aircraft being returned to us. If this occurs, we may not be able to reposition the aircraft with other airlines as quickly as we have historically been able to do and we may incur increased costs in repositioning such aircraft. A decline in our lease utilization rate would adversely impact our financial results, including our revenue and profitability.

Although the pace of aircraft deliveries has improved during 2021 as compared to 2020, we continue to experience aircraft delivery delays related to supply chain disruptions resulting from COVID-19. While the commitment table in Note 4, “Commitments and Contingencies” above and the discussion of “Our Fleet” below reflect our contractual commitments, we are in ongoing discussions with Boeing and Airbus to determine the extent and duration of delivery delays. The delays could result in a cancellation of leases for those aircraft. While we have planned our capital expenditures for the remainder of 2021 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes. In any case, our capital expenditures will be less than what we planned prior to the pandemic, which will slow our revenue growth, but will further improve our strong liquidity position. Accordingly, we had scaled back our aircraft sales activity during the first nine months of 2021, however, assuming aircraft deliveries continue to improve, we expect to resume selling aircraft in the fourth quarter.

The COVID-19 pandemic, including its impact on our industry, our customers and suppliers and our company, remains dynamic. Our business, results of operations and financial condition may continue to be negatively impacted by the COVID-19 pandemic and no assurance can be made regarding the ultimate impact of the COVID-19 pandemic.

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

Our Fleet

Portfolio metrics of our fleet as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
Aggregate fleet net book value	$22.1	billion	$20.4	billion
Weighted-average fleet age(1)	4.4 years		4.1 years
Weighted-average remaining lease term(1)	7.0 years		6.9 years

Owned fleet	370		332
Managed fleet	89		81
Aircraft on order	320		361
Aircraft purchase options(2)	24		25
Total	803		799

Current fleet contracted rentals	$14.6	billion	$13.6	billion
Committed fleet rentals	$14.5	billion	$13.2	billion
Total committed rentals	$29.1	billion	$26.8	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our operating lease portfolio.
(2) As of September 30, 2021 and December 31, 2020, we had options to acquire up to 24 and 25 Airbus A220 aircraft, respectively.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating lease in the indicated regions based on each airline’s principal place of business as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,126,653	32.2%	$6,413,557	31.4%
Asia (excluding China)	5,750,040	26.0%	5,513,498	27.1%
China	2,984,951	13.5%	2,766,543	13.5%
The Middle East and Africa	2,425,414	11.0%	2,356,418	11.6%
U.S. and Canada	1,487,460	6.7%	1,298,974	6.4%
Central America, South America, and Mexico	1,407,559	6.4%	1,074,792	5.3%
Pacific, Australia, and New Zealand	928,620	4.2%	956,568	4.7%
Total	$22,110,697	100.0%	$20,380,350	100.0%

The following table sets forth the number of aircraft we owned by aircraft type as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	31	8.4%	31	9.4%
Airbus A320-200neo	23	6.2%	19	5.7%
Airbus A321-200	28	7.6%	28	8.4%
Airbus A321-200neo	62	16.7%	49	14.8%
Airbus A330-200	13	3.5%	13	3.9%
Airbus A330-300	8	2.2%	8	2.4%
Airbus A330-900neo	9	2.4%	8	2.4%
Airbus A350-900	12	3.2%	11	3.3%
Airbus A350-1000	2	0.5%	2	0.6%
Boeing 737-700	4	1.1%	4	1.2%
Boeing 737-800	88	23.8%	88	26.5%
Boeing 737-8 MAX	28	7.6%	15	4.5%
Boeing 737-9 MAX	3	0.8%	—	—%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	6.5%	24	7.2%
Boeing 787-9	26	7.0%	23	7.0%
Boeing 787-10	6	1.6%	6	1.8%
Embraer E190	1	0.3%	1	0.3%
Total	370	100.0%	332	100.0%

As of September 30, 2021, we had contractual commitments to acquire a total of 320 new aircraft for delivery through 2027 as follows:

	Estimated Delivery Years
Aircraft Type	2021	2022	2023	2024	2025	Thereafter	Total
Airbus A220-300(1)	—	3	9	16	12	11	51
Airbus A320/321neo(2)	12	24	22	26	19	21	124
Airbus A330-900neo	1	8	4	—	—	—	13
Airbus A350-900/1000	3	3	4	5	1	—	16
Boeing 737-7/8/9 MAX	8	29	16	28	7	—	88
Boeing 787-9/10	1	10	4	10	3	—	28
Total	25	77	59	85	42	32	320

(1) In addition to our commitments, as of September 30, 2021, we had options to acquire up to 24 Airbus A220 aircraft. If exercised, deliveries of these aircraft are scheduled to commence in 2026 and continue through 2028.

(2) Our Airbus A320/321neo aircraft orders include 31 long-range variants and 29 extra long-range variants.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus for new aircraft, we and each manufacturer agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, and in the last several years manufacturing delays have significantly impacted our actual delivery dates.

The worldwide grounding of the 737 MAX beginning in March 2019 has resulted in material delivery delays of those aircraft from our orderbook. The FAA and EASA lifted their grounding order on November 18, 2020 and January 27, 2021, respectively. While the majority of the 737 MAX in our owned fleet have resumed service, the 737 MAX still remains grounded in several jurisdictions. The grounding of the aircraft has caused airlines to adjust flight schedules, cancel flights, or keep older aircraft in service longer. We are unable to speculate as to when the grounding of the 737 MAX in the remaining countries and jurisdictions will be lifted.

Boeing continues to have a significant number of 737 MAX aircraft completed and stored in its inventory and delays are likely to continue as the aircraft are prepared for delivery.

As of September 30, 2021, we owned and leased 31 737 MAX aircraft and we had 88 737 MAX aircraft on order. With respect to the 737 MAX aircraft we own and lease, our airline customers are obligated to continue to make payments under the lease, irrespective of any difficulties the lessees may encounter, including an aircraft fleet grounding. However, the lease payments for some of our 737 MAX airline customers are in arrears.

During the fourth quarter of 2020, Boeing identified manufacturing related issues on its 787 aircraft. As a result, Boeing suspended deliveries of 787 aircraft between October 2020 and March 2021. Boeing temporarily resumed 787 aircraft deliveries in March 2021; however, in May 2021, deliveries were once again halted while the FAA completes its evaluation of Boeing’s inspection process. Manufacturing related issues in some 787 aircraft will require further modifications in order to resume deliveries. Boeing expects to maintain 787 production at a reduced rate of less than five per month until deliveries resume, and the timing of resumption of deliveries remains uncertain. As such, we are not yet able to determine the impact of delivery delays.

As a result of the aforementioned items occurring with both the 737 MAX and 787 aircraft, as of November 4, 2021, we anticipate that Boeing may continue to experience challenges in delivering these aircraft resulting in delivery delays on both the 737 MAX and 787 throughout the remainder of 2021 and delivery delays could potentially extend well into 2022 and beyond.

We have also experienced delivery delays for certain of our Airbus orderbook aircraft, including the A320neo family aircraft and, to a lesser extent, the A330neo aircraft. Airbus has advised us to continue to expect several months of delivery delays relating to such aircraft scheduled to deliver through 2022. These delays have also impacted airline operations and the profitability of certain airlines.

We are also continuing to experience aircraft delivery delays as a result of supply chain disruption from the COVID-19 pandemic. While we have planned our capital expenditures for the remainder of 2021 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes.

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

We expect that if the grounding of the 737 MAX continues in certain countries and jurisdictions for an extended time, or if there are significant 737 MAX delivery delays in countries and jurisdictions where the grounding has been lifted, more of our customers may seek to cancel their lease contracts for the 737 MAX with us. We believe that the majority of our 737 MAX aircraft and some of our 787 aircraft deliveries in our orderbook will be delayed more than 12 months, which would give us, our airline customers and Boeing the right to cancel these aircraft commitments. As of November 4, 2021, we have canceled our orders for 23 737 MAX aircraft and three 787 aircraft with Boeing. It is unclear at this point if we will cancel more of our 737 MAX or 787 delivery positions with Boeing or attempt to find replacement lessees. We are currently in discussions with Boeing regarding the mitigation of damages resulting from the delivery delays associated with the 737 MAX and 787 aircraft that we own and have on order.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of September 30, 2021, along with the lease placements of such aircraft as of November 4, 2021. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of the delivery delays.

Delivery Year	Number of Aircraft	Number Leased	% Leased
2021	25	25	100.0%
2022	77	77	100.0%
2023	59	53	89.8%
2024	85	47	55.3%
2025	42	13	31.0%
Thereafter	32	—	—%
Total	320	215

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with scheduled and charter airlines throughout the world. As of September 30, 2021, we had a globally diversified customer base comprised of 115 airlines in 59 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development, which may be negatively impacted by economic disruption, macroeconomic conditions and geopolitical and policy risks, among other factors. COVID-19 continues to cause significant disruption to the commercial airline industry resulting in a significant decline in air travel, negatively impacting airlines, aircraft manufacturers, and other related businesses. While the International Air Transport Association (“IATA”) has reported that passenger traffic has increased 67% year-over-year for the first nine months of 2021, air travel has still not recovered to 2019 levels primarily due to the ongoing impact of COVID-19. IATA reported that passenger traffic for the first nine months of 2021 is 62% below the comparable period during 2019, and air traffic for the month of September 2021 declined 53% from the comparable 2019 level. While domestic and regional airline traffic have improved since the industry low in April 2020, passenger traffic remains challenged, especially with respect to international and to a somewhat lesser degree business air travel demand, due to ongoing cases of the virus, the emergence of new variants of the virus, vaccine availability and acceptance, and continuing travel restrictions. Air travel is recovering and travel restrictions are easing in certain locations where vaccination rates are rising. We believe widespread vaccination can reduce the impact of COVID-19 on the commercial airline industry; however, we cannot predict the pace of vaccinations or how long it will take the industry to recover. In addition, many countries are working on ways to further enable air travel despite the virus, including the use of digital certifications for COVID-19 vaccination or negative test results for purposes of travel. We anticipate that the long-term recovery of domestic and international air travel will occur in phases and vary by region and be driven by rising vaccination rates, easing travel restrictions and by the efforts of countries working independently and collectively to develop new ways to reduce travel restrictions.

We expect our airline customers to continue to experience financial difficulties into early 2022 and potentially longer, which could result in additional requests for lease accommodations, requests to return aircraft early and lease defaults. We also continue to expect more airline reorganizations, liquidations, or other forms of bankruptcies, which may include our aircraft customers and result in the early return of aircraft or changes in our lease terms. As of the date of this filing, we had 15 aircraft across five airlines which were subject to various forms of insolvency proceedings.

As of September 30, 2021, approximately 74% of the net book value of our fleet are leased to flag carriers or airlines that have some form of governmental ownership; however, this does not guarantee our ability to collect contractual rent payments. We believe that having a large portion of the net book value of our fleet on lease with flag carriers or airlines with some form of governmental ownership, coupled with the overall quality of our aircraft and security deposits and maintenance reserves under our leases will help mitigate our customer default risk.

We expect the aviation industry to recover over time from the impact of COVID-19, and in the long-term we remain optimistic. While we believe some aircraft lessors may consolidate or cease operations as a result of the pandemic, we believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. As a result of the COVID-19 pandemic, some airlines have accelerated their plans to retire older, less fuel-efficient aircraft that have higher maintenance costs in the current environment, and we anticipate that airlines will continue to accelerate the retirement of these types of aircraft, ultimately increasing demand for newer aircraft over time. We also anticipate that when airlines need to add new aircraft to their fleet, they will increasingly elect to lease aircraft instead of purchasing aircraft to reduce capital requirements and manage other operating expenses, and that we will benefit from that trend. We expect a number of these trends to continue for the remainder of 2021 and beyond.

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

As a result of various impacts of COVID-19 including border restrictions and other travel limitations, we have seen reduced demand for certain aircraft in our fleet, which has resulted in weakened lease rates for these aircraft. This includes demand for and lease rates on widebody aircraft which have, in particular, been impacted by travel restrictions curtailing long-haul international travel. However, we are beginning to witness increased lease rates and demand for our narrowbody and widebody aircraft. Due to the grounding of the 737 MAX and other narrow body delivery delays, our fleet currently has a greater concentration of widebody aircraft than we typically target. It is unclear at this time what further impact on lease rates will ultimately result from the impact of COVID-19 on the airline industry, changes in the competitive landscape of the aircraft leasing industry, evolving international trade matters, and ongoing aircraft delays from Airbus and Boeing, among other items.

In October 2019, the U.S. government imposed a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. In March 2020, the tariff was raised to 15%. In November 2020, the European Union (“E.U.”) imposed a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. In June 2021, the U.S. and the E.U. agreed to temporarily suspend all retaliatory tariffs related to new aircraft imports for five years. If tariffs are reinstated or other actions are taken with respect to trade relations between the U.S. and U.S. trading partners, it may impact our business, including by delaying deliveries of aircraft to our lessees and decreasing future demand for our orderbook aircraft.

Liquidity and Capital Resources

Overview

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We have structured ourselves with the goal to maintain investment-grade credit metrics and our debt financing strategy has focused on funding our business on an unsecured basis with primarily fixed-rate debt. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another and also reduces structural subordination in our capital structure. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, preferred stock and secured markets provides us with a key advantage in managing our liquidity and we have continued to access a number of these markets during the COVID-19 pandemic. Aircraft delivery delays as a product of the COVID-19 pandemic, the 737 MAX grounding and other manufacturer delays are expected to further reduce our capital requirements for the next nine to twelve months and potentially beyond.

We had total debt outstanding of approximately $17.8 billion as of September 30, 2021 and $16.7 billion as of December 31, 2020. Our unsecured debt increased to $17.7 billion as of September 30, 2021 from $16.4 billion as of December 31, 2020. Our unsecured debt as a percentage of total debt increased to 99.2% as of September 30, 2021 from 98.2% as of December 31, 2020.

Our cash flows provided by operating activities increased by 29.5% or $211.8 million, to $929.4 million for the nine months ended September 30, 2021 as compared to $717.6 million for the nine months ended September 30, 2020. Despite the decrease in our net income, our cash flow provided by operating activities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was higher primarily due to the growth of our fleet and an increase in our cash collections. Our cash flow used in investing activities was $2.2 billion for the nine months ended September 30, 2021, which resulted primarily from the purchase of aircraft. Our cash flow used in investing activities was $1.4 billion for the nine months ended September 30, 2020, which resulted primarily from the purchase of aircraft, partially offset by proceeds from our sales and trading activity. Our cash flow provided by financing activities was $1.4 billion for the nine months ended September 30, 2021, which resulted primarily from the issuance of unsecured notes and the issuance of our Series B preferred stock partially offset by the repayment of outstanding debt. Our cash flow provided by financing activities was $1.6 billion for the nine months ended September 30, 2020, which resulted primarily from the issuance of unsecured notes partially offset by the repayment of outstanding debt. The continued impact of COVID-19, including as a result of rent deferrals and other lease concessions made or that we may make in the future to our customers, may negatively affect our cash flow from operating activities in the future.

We ended the third quarter of 2021 with available liquidity of $8.4 billion, which is comprised of unrestricted cash of $1.9 billion and an available borrowing capacity under our Revolving Credit Facility of $6.5 billion. Our Revolving Credit Facility does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy. A key component of the ongoing liquidity available to us is our Revolving Credit Facility, for which the substantial majority of the commitments mature in 2025. As of November 4, 2021, our Revolving Credit Facility is syndicated across 50 financial institutions from around various regions of the world, diversifying our reliance on any individual lending institution. We continue to utilize our Revolving Credit Facility in the normal course of business.

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

As of September 30, 2021, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Debt

Our debt financing was comprised of the following at September 30, 2021 and December 31, 2020 (in thousands, except percentages):

	September 30, 2021	December 31, 2020
Unsecured
Senior notes	$17,490,582	$15,583,544
Term financings	170,975	811,550
Total unsecured debt financing	17,661,557	16,395,094
Secured
Term financings	129,851	276,032
Export credit financing	19,964	24,955
Total secured debt financing	149,815	300,987

Total debt financing	17,811,372	16,696,081
Less: Debt discounts and issuance costs	(194,492)	(177,743)
Debt financing, net of discounts and issuance costs	$17,616,880	$16,518,338
Selected interest rates and ratios:
Composite interest rate(1)	2.82%	3.13%
Composite interest rate on fixed-rate debt(1)	2.93%	3.26%
Percentage of total debt at a fixed-rate	94.96%	93.02%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of September 30, 2021, we had $17.5 billion in senior unsecured notes outstanding. As of December 31, 2020, we had $15.6 billion in senior unsecured notes outstanding.

During the nine months ended September 30, 2021, we issued approximately $3.7 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 0.70% Medium-Term Notes due 2024, (ii) $1.2 billion in aggregate principal amount of 1.875% Medium-Term Notes due 2026, (iii) $600.0 million in aggregate principal amount of Medium-Term Notes due 2022 bearing interest at a floating rate of three-month LIBOR plus 0.35%, (iv) $600.0 million in aggregate principal amount of 0.800% Medium-Term Notes due 2024, and (v) $500.0 million in aggregate principal amount of 2.100% Medium-Term Notes due 2028.

Unsecured revolving credit facilities

As of September 30, 2021 and December 31, 2020, we did not have any amounts outstanding under our unsecured revolving credit facility (the “Revolving Credit Facility”).
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

In April 2021, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2023 to May 5, 2025 and, after giving effect to commitments that matured on May 5, 2021, increased the total revolving commitments to approximately $6.4 billion, representing an increase of 6.7% from December 31, 2020. On September 10, 2021, we executed a new lender supplement to the Revolving Credit Facility, which increased the aggregate facility capacity by an additional $50.0 million increasing our total revolving commitments to $6.5 billion. As of November 4, 2021, lenders held revolving commitments totaling approximately $5.8 billion that mature on May 5, 2025, commitments totaling $575.0 million that mature on May 5, 2023 and commitments totaling $105.0 million that mature on May 5, 2022. The amended Revolving Credit Facility also added benchmark replacement language with respect to LIBOR largely based on Alternative Reference Rates Committee LIBOR fallback language and amended certain financial maintenance covenants, including removing the maximum consolidated leverage ratio covenant, increasing the required level for minimum consolidated shareholders equity and removing the mechanism for suspending the minimum interest coverage ratio if certain debt ratings are met.

In September 2021, we entered into an uncommitted unsecured revolving credit facility with a total borrowing capacity of $75.0 million and a maturity date of June 22, 2022, bearing interest at a rate of LIBOR plus 0.90%. As of September 30, 2021, we did not have any amounts outstanding under this facility.

Secured debt financing

As of September 30, 2021, the outstanding balance on our secured debt financings, including our export credit financing, was $149.8 million and we had pledged three aircraft as collateral with a net book value of $224.7 million. As of December 31, 2020, the outstanding balance on our secured debt financings, including our secured warehouse facility and our export credit financing, was $301.0 million and we had pledged 12 aircraft as collateral with a net book value of $628.7 million.

Preferred equity

On March 5, 2019, we issued 10,000,000 shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with a liquidation preference of $25.00 per share. See “Item 1. Financial Statements – Note 8, Shareholders’ Equity,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 for a discussion of the Series A Preferred Stock dividend rate.

On March 2, 2021, we issued 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, with a liquidation preference of $1,000 per share. We will pay dividends on the preferred stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

We may redeem shares of the Series B Preferred Stock at our option, in whole or in part, from time to time, on any dividend payment date on or after June 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. We may also redeem shares of the Series B Preferred Stock at our option under certain other limited conditions. The Series B Preferred Stock ranks on a parity with the Series A Preferred Stock and Series C Preferred Stock.

In October 2021, we issued 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series C Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.125% through December 15, 2026, and payable quarterly in arrears beginning on December 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 3.149% per reset period from December 15, 2026 and reset every five years and payable quarterly in arrears.

We may redeem shares of the Series C Preferred Stock at our option, in whole or in part, from time to time, on any dividend payment date on or after December 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. We may also redeem shares of the Series C Preferred Stock at our option under certain other limited conditions. The Series C Preferred Stock ranks on a parity with the Series A Preferred Stock and Series B Preferred Stock.

A cash dividend of $0.384375 per share on our outstanding Series A Preferred Stock was paid on each of March 15, 2021, June 15, 2021 and September 15, 2021. Additionally, a cash dividend of $13.304167 and $11.625 per share on our outstanding Series B Preferred Stock was paid on June 15, 2021 and September 15, 2021, respectively.

Potential Impact of LIBOR Transition

As of September 30, 2021, we had approximately $0.9 billion of floating rate debt outstanding that used LIBOR as the applicable reference rate to calculate the interest on such debt. Additionally, our Series A Preferred Stock will in the future accrue dividends at a floating rate determined by reference to LIBOR, if available. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, it appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six, nine and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. dollar LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. dollar LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

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

If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt if LIBOR is discontinued, we would expect to incur additional interest expense on such indebtedness as of September 30, 2021 of approximately $9.0 million on an annualized basis. Further, if LIBOR is discontinued and there is no acceptable alternative reference rate, some of our floating rate debt, including certain senior unsecured notes issued under our Medium-Term Note Program, and our Series A Preferred Stock may effectively become fixed rate debt. As a result, the cost of this debt and equity would increase to us if and as interest rates decreased.

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

Results of Operations

The following table presents our historical operating results for the three and nine month periods ended September 30, 2021 and 2020 (in thousands, except per share amounts and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Revenues
Rental of flight equipment	$519,535	$468,443	$1,439,674	$1,462,999
Aircraft sales, trading and other	4,974	25,158	51,539	63,338
Total revenues	524,509	493,601	1,491,213	1,526,337
Expenses
Interest	114,659	107,519	346,244	317,753
Amortization of debt discounts and issuance costs	12,571	10,899	37,109	31,660
Interest expense	127,230	118,418	383,353	349,413
Depreciation of flight equipment	224,960	195,054	651,742	577,969
Selling, general and administrative	31,082	20,239	84,682	75,142
Stock-based compensation	6,692	6,635	18,800	14,956
Total expenses	389,964	340,346	1,138,577	1,017,480
Income before taxes	134,545	153,255	352,636	508,857
Income tax expense	(27,208)	(32,860)	(67,785)	(103,686)
Net income	$107,337	$120,395	$284,851	$405,171
Preferred stock dividends	(7,331)	(3,843)	(19,010)	(11,531)
Net income available to common stockholders	$100,006	$116,552	$265,841	$393,640

Earnings per share of common stock
Basic	$0.88	$1.02	$2.33	$3.46
Diluted	$0.87	$1.02	$2.32	$3.46

Other financial data
Pre-tax profit margin	25.7%	31.0%	23.6%	33.3%
Adjusted net income before income taxes(1)	$146,477	$166,946	$389,535	$543,942
Adjusted pre-tax profit margin(1)	27.9%	33.8%	26.1%	35.6%
Adjusted diluted earnings per share before income taxes(1)	$1.28	$1.47	$3.40	$4.77
Pre-tax return on common equity (trailing twelve months)	8.0%	12.8%	8.0%	12.8%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	9.1%	13.9%	9.1%	13.9%
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

The following table shows the reconciliation of the numerator for adjusted pre-tax profit margin (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax profit margin (net income available to common stockholders to adjusted net income before income taxes):
Net income available to common stockholders	$100,006	$116,552	$265,841	$393,640
Amortization of debt discounts and issuance costs	12,571	10,899	37,109	31,660
Stock-based compensation	6,692	6,635	18,800	14,956
Provision for income taxes	27,208	32,860	67,785	103,686
Adjusted net income before income taxes	$146,477	$166,946	$389,535	$543,942

Denominator for adjusted pre-tax profit margin:
Total revenues	$524,509	$493,601	$1,491,213	$1,526,337
Adjusted pre-tax profit margin(a)	27.9%	33.8%	26.1%	35.6%

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
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income available to common stockholders to adjusted net income before income taxes):
Net income available to common stockholders	$100,006	$116,552	$265,841	$393,640
Amortization of debt discounts and issuance costs	12,571	10,899	37,109	31,660
Stock-based compensation	6,692	6,635	18,800	14,956
Provision for income taxes	27,208	32,860	67,785	103,686
Adjusted net income before income taxes	$146,477	$166,946	$389,535	$543,942

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	114,381,621	113,951,102	114,415,169	113,928,775
Adjusted diluted earnings per share before income taxes(b)	$1.28	$1.47	$3.40	$4.77

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months September 30,
	2021	2020
	(unaudited)
Reconciliation of numerator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Net income available to common stockholders	$373,090	$554,732
Amortization of debt discounts and issuance costs	48,474	42,021
Stock-based compensation	21,472	20,767
Provision for income taxes	94,513	145,169
Adjusted net income before income taxes	$537,549	$762,689

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders’ equity as of beginning of the period	$5,727,323	$5,212,173
Common shareholders’ equity as of end of the period	$6,033,783	$5,727,323
Average common shareholders’ equity	$5,880,553	$5,469,748

Adjusted pre-tax return on common equity(c)	9.1%	13.9%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

Rental revenue

During the three months ended September 30, 2021, we recorded $519.5 million in rental revenue, an increase of $51.1 million or 10.9% as compared to $468.4 million for the three months ended September 30, 2020. The increase in total revenues is primarily driven by the continued growth of our fleet to 370 aircraft with a net book value of $22.1 billion as of September 30, 2021 from 308 aircraft with a net book value of $19.5 billion as of September 30, 2020. During the quarter, we recorded $5.4 million in incremental revenue from lessees on cash basis accounting primarily due to cash payments received from Vietnam Airlines. During the three months ended September 30, 2020, we were not able to recognize $25.3 million in rental revenue from lessees on a cash basis of accounting. In addition, the impact of lease restructurings decreased total revenues by approximately $26.6 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $5.0 million for the three months ended September 30, 2021 compared to $25.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, we did not have any aircraft sales. The decrease in aircraft sales, trading and other revenue is primarily due to approximately $17.3 million in revenue recorded during the three months ended September 30, 2020, related to lease termination fees and revenue from the sale of one aircraft.

Interest expense

Interest expense totaled $127.2 million for the three months ended September 30, 2021 compared to $118.4 million for the three months ended September 30, 2020. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by a decrease in our composite interest rate. We ended the quarter with $8.4 billion in available liquidity. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $225.0 million in depreciation expense of flight equipment for the three months ended September 30, 2021 compared to $195.1 million for the three months ended September 30, 2020. The increase in depreciation expense for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily attributable to the acquisition of additional aircraft in our operating fleet during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $31.1 million for the three months ended September 30, 2021 compared to $20.2 million for the three months ended September 30, 2020. Selling, general and administrative expense as a percentage of total revenue increased to 5.9% for the three months ended September 30, 2021 compared to 4.1% for the three months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily due to the increase in business activity. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Net income available to common stockholders

For the three months ended September 30, 2021, we reported consolidated net income available to common stockholders of $100.0 million, or $0.87 per diluted share, compared to a consolidated net income available to common stockholders of $116.6 million, or $1.02 per diluted share, for the three months ended September 30, 2020. Despite the growth in our fleet and the increase in our cash collections, our net income available to common stockholders and diluted earnings per share decreased due to lower aircraft sales, trading and other revenue during the period.

Adjusted net income before income taxes

For the three months ended September 30, 2021, we recorded adjusted net income before income taxes of $146.5 million, or $1.28 per diluted share, compared to an adjusted net income before income taxes of $166.9 million, or $1.47 per diluted share, for the three months ended September 30, 2020. Despite the growth in our fleet and the increase in our cash collections, our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes decreased due to lower aircraft sales, trading and other revenue during the period.

Nine months ended September 30, 2021, compared to the nine months ended September 30, 2020

Rental revenue

During the nine months ended September 30, 2021, we recorded $1.44 billion in rental revenue, a decrease of $23.3 million or by 1.6% as compared to $1.46 billion for the nine months ended September 30, 2020. Our fleet continued to grow, increasing to 370 aircraft with a net book value of $22.1 billion as of September 30, 2021 from 308 aircraft with a net book value of $19.5 billion as of September 30, 2020. Despite the growth in our fleet and the increase in our cash collections across our fleet, our revenues for the nine months ended September 30, 2021 decreased due to the impact of lease restructurings totaling $108.7 million and $84.9 million in rental revenue not recognized because lease receivables from lessees on a cash basis of accounting exceeded the lease security package held by us.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $51.5 million for the nine months ended September 30, 2021 compared to $63.3 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded approximately $34.0 million related to the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings and did not have any aircraft sales. During the nine months ended September 30, 2020, we recorded approximately $31.1 million related to lease termination fees and the sale of eight aircraft and also recorded $14.0 million in other revenue related to the repurchase of $206.1 million in aggregate principal amount of our Floating Rate Medium-Term Notes due 2021.

Interest expense

Interest expense totaled $383.4 million for the nine months ended September 30, 2021 compared to $349.4 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by a decrease in our composite interest rate. We ended the quarter with $8.4 billion in available liquidity. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. Interest expense will also be impacted by changes in our composite cost of funds.

Depreciation expense

We recorded $651.7 million in depreciation expense of flight equipment for the nine months ended September 30, 2021 compared to $578.0 million for the nine months ended September 30, 2020. The increase in depreciation expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributable to the acquisition of additional aircraft during the last twelve months.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $84.7 million for the nine months ended September 30, 2021 compared to $75.1 million for the nine months ended September 30, 2020. Selling, general and administrative expense as a percentage of total revenue increased to 5.7% for the nine months ended September 30, 2021 compared to 4.9% for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily due to the increase in business activity. As we continue to add new aircraft to our portfolio, we expect over the long-term, selling, general and administrative expense to decrease as a percentage of our revenue.

Net income available to common stockholders

For the nine months ended September 30, 2021, we reported consolidated net income available to common stockholders of $265.8 million, or $2.32 diluted share, compared to a consolidated net income available to common stockholders of $393.6 million, or $3.46 diluted share, for the nine months ended September 30, 2020. The decrease in net income available to common stockholders and diluted earnings per share was primarily due to a decrease in total revenues and an increase in depreciation and interest expense from the growth of our fleet.

Adjusted net income before income taxes

For the nine months ended September 30, 2021, we recorded adjusted net income before income taxes of $389.5 million, or $3.40 per diluted share, compared to an adjusted net income before income taxes of $543.9 million, or $4.77 per diluted share, for the nine months ended September 30, 2020. Our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes decreased for the nine months ended September 30, 2021 as compared to 2020, primarily due to the decrease in our revenues as described above and an increase in depreciation and interest expense.

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

Contractual Obligations

Our contractual obligations as of September 30, 2021, are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt obligations	$8,829	$2,733,882	$2,490,951	$2,890,800	$2,313,889	$7,373,021	$17,811,372
Interest payments on debt outstanding(1)	72,844	495,640	429,892	354,439	282,918	492,938	2,128,671
Purchase commitments(2)(3)	1,960,449	5,896,528	4,345,644	5,291,881	2,232,608	1,432,269	21,159,379
Operating leases	1,697	6,602	7,071	5,477	7,692	25,072	53,611
Total	$2,043,819	$9,132,652	$7,273,558	$8,542,597	$4,837,107	$9,323,300	$41,153,033

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2021.
(2) Purchase commitments reflect our estimate of future Boeing and Airbus aircraft deliveries based on information currently available to us. The actual delivery dates of such aircraft and expected time for payment of such aircraft may differ from our estimates and could be further impacted by the COVID-19 pandemic and the pace at which Boeing can deliver 737 MAX and 787 aircraft, among other factors. Purchase commitments include only the costs of aircraft in our committed orderbook and do not include costs of aircraft that we have the option to purchase or have the right to purchase through memorandums of understanding or letters of intent.
(3) Due to the expected aircraft delivery delays, we expect approximately $2.4 billion of our purchase commitments will be subject to cancellation, at our option, by the time of delivery.

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

Critical Accounting Policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2020. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting policies in the nine months ended September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. As of September 30, 2021 and December 31, 2020, we had $0.9 billion and $1.2 billion in floating-rate debt outstanding, respectively. If interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If interest rates were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $9.0 million and $11.7 million as of September 30, 2021 and December 31, 2020, respectively, each on an annualized basis, which would put downward pressure on our operating margins. Further, as of September 30, 2021, 95.0% of our total debt incurred interest at a fixed rate.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.4% and 0.6% of our lease revenues were denominated in foreign currency as of September 30, 2021 and December 31, 2020, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2021. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 5, 2021, our Board of Directors authorized us to repurchase up to $100.0 million of outstanding shares of our Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on December 31, 2021, may be made through open market purchases, privately negotiated transactions, tender offers, block purchases, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program may be modified, discontinued or suspended at any time.

The following table provides information about our purchases of our Class A common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1-31, 2021	—	$—	—	$100,000
August 1-31, 2021	—	—	—	$100,000
September 1-30, 2021	153,949	37.55	153,949	$94,219
Total July 1, 2021 - September 30, 2021	153,949	$37.55	153,949

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

4.1	Description of Capital Stock				Filed herewith

10.1
New Lender Supplement, dated September 10, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith

10.2†	Amendment and Restatement Agreement of Letter Agreement No. 2 to Amendment No. 10 to the A330-900neo PA, dated July 7, 2021, for Model A330-900 Aircraft.				Filed herewith

10.3†	Amendment No. 4 to Agreement, dated July 7, 2021, between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.4†	Amendment No. 5 to the Agreement, dated July 31, 2021, between Air Lease Corporation and Airbus S.A.S..				Filed herewith

10.5†	Amendment No. 32 to A320 NEO Family Purchase Agreement, dated July 31, 2021, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.6†	Supplemental Agreement No. 28 to Purchase Agreement No. PA-03791, dated July 22, 2021, by and between Air Lease Corporation and The Boeing Company				Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
†	The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type of information that the Company both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

November 4, 2021	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2021	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)