Form 10-K
period 2021-12-31
AIR LEASE CORP
filed 2022-02-17
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of registrant’s voting stock held by non-affiliates was approximately $4.5 billion on June 30, 2021, based upon the last reported sales price on the New York Stock Exchange. As of February 15, 2022, there were 114,047,485 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrant’s 2022 Annual Meeting of Shareholders have been incorporated by reference into Part III of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2021
INDEX

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, the impact of lease deferrals and other accommodations, the continuing impact of the COVID-19 pandemic on the airline industry, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations, and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general commercial aviation industry, economic, and business conditions, which will, among other things, affect demand for aircraft, availability, and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

PART I
ITEM 1. BUSINESS
Overview
Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing the most modern, fuel-efficient new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S.(“Airbus”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

We currently have relationships with over 200 airlines across 70 countries. We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including markets such as Asia, Europe, the Middle East and Africa, U.S. and Canada, the Pacific, Australia and New Zealand, and Central America, South America and Mexico. As air travel continues to recover from the impact of the COVID-19 pandemic, we expect demand for our modern fuel-efficient aircraft will continue to increase. In markets such as the United States and Western Europe, our strategy is to focus on the replacement market as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. In less saturated markets, including parts of Asia, in addition to the replacement market, we serve customers expanding their fleets.

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

We mitigate the risks of owning and leasing aircraft through careful management and diversification of our leases and lessees by geography, lease term, and aircraft age and type. We believe that diversification of our fleet reduces the risks associated with individual lessee defaults and adverse geopolitical and regional economic events. We mitigate the risks associated with cyclical variations in the airline industry by managing customer concentrations and lease maturities in our fleet to minimize periods of concentrated lease expirations. In order to maximize residual values and minimize the risk of obsolescence, our strategy is to own an aircraft during the first third of its expected 25-year useful life.

During the year ended December 31, 2021, we purchased 53 new aircraft from our orderbook with Boeing and Airbus and sold three aircraft, ending the period with a total of 382 aircraft in our owned fleet. The net book value of our fleet grew by 12.4% to $22.9 billion as of December 31, 2021 compared to $20.4 billion as of December 31, 2020. The weighted average age of our fleet was 4.4 years and the weighted average lease term remaining was 7.2 years as of December 31, 2021. Our managed fleet increased to 92 aircraft as of December 31, 2021 as compared to 81 as of December 31, 2020. We have a globally diversified customer base comprised of 118 airlines in 60 countries. As of February 17, 2022, all aircraft in our fleet, except for one aircraft, were subject to lease agreements or letters of intent.

As of December 31, 2021, and giving effect to our conversion of three Boeing 787 aircraft to 18 737 MAX aircraft in February 2022, we had commitments to purchase 431 aircraft from Boeing and Airbus for delivery through 2028, with an estimated aggregate commitment of $27.7 billion. We have placed 99% of our orderbook on long-term leases for aircraft delivering through the end of 2023 and have placed 58% of our entire orderbook. We ended 2021 with $30.9 billion in committed minimum future rental payments, consisting of $14.8 billion in contracted minimum rental payments on the aircraft in our existing fleet and $16.1 billion in minimum future rental payments related to aircraft which will deliver between 2022 and 2025.

We finance the purchase of aircraft and our business with available cash balances, internally generated funds from our aircraft leasing and sales activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. In 2021, we issued approximately $3.7 billion in aggregate principal amount of senior unsecured notes with maturities ranging from 2022 to

2028 with a weighted average interest rate of 1.27%. We ended 2021 with total debt outstanding of $17.2 billion, of which 94.8% was at a fixed rate and 99.2% of which was unsecured. As of December 31, 2021, our composite cost of funds was 2.79%.

Our total revenues for the year ended December 31, 2021 increased by 3.6% to $2.1 billion as compared to 2020. The increase in total revenues was primarily driven by the continued growth in our fleet, an increase in our cash collections from our lessees as well as an increase in our aircraft sales, trading and other activity, partially offset by the impact of cash basis accounting and lease restructurings. We were not able to recognize $72.7 million of rental revenue because collection was not reasonably assured for certain of our leases during the year ended December 31, 2021. In addition, the impact of lease restructurings decreased total revenues by approximately $132.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. During the year ended December 31, 2021, our net income available to common stockholders was $408.2 million compared to $500.9 million for the year ended December 31, 2020. Our diluted earnings per share for the full year 2021 was $3.57 compared to $4.39 for the full year 2020. Despite the growth of our fleet, our net income available to common stockholders and diluted earnings per share primarily decreased due to the impact of lease restructurings and cash basis accounting. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our financial results for the year ended December 31, 2021.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2021 was $589.7 million or $5.15 per diluted share, compared to $692.0 million, or $6.07 per diluted share for the year ended December 31, 2020. The decrease in our adjusted net income before income taxes was primarily due to the impact of lease restructurings and cash basis accounting. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income available to common stockholders.

Industry Outlook

Despite the disruption caused to the commercial airline industry by the COVID-19 pandemic since early 2020, global air travel continues to recover. The International Air Transport Association (“IATA”) reported that passenger traffic was up 80% in the month of December 2021 relative to the prior year, as many domestic markets and some international markets reopened with the rise in vaccination distribution over the course of the year. Global domestic passenger traffic in 2021 improved significantly relative to the prior year, and was 28% lower than 2019 as compared to 49% lower in 2020. Domestic markets have experienced faster recovery than international markets in 2021 given generally more relaxed travel restrictions. Total 2021 passenger traffic was 58% lower than 2019 as compared to 66% lower in 2020, primarily due to slower recovery in international passenger traffic. We believe vaccination progress and the advent of new therapeutic treatments as well as easing of travel restrictions will continue to reduce the impact of the COVID-19 pandemic on air passenger traffic and the commercial airline industry. However, as we have witnessed, recovery may be temporarily disrupted from time-to-time by concerns surrounding COVID-19 and its variants and resulting travel restrictions, particularly with respect to international and business air travel demand. In addition, we anticipate that cargo demand will continue to be fueled by e-commerce which we believe will create more demand for freighter aircraft.

We believe that the fundamental drivers that have historically benefited our business will continue to do so again in the future. Those drivers include: the growth of passenger traffic over time; the increased role of lessors to finance a greater share of the world’s fleet; and the need and desire for airlines to replace aging aircraft. The replacement cycle of aging aircraft has been accelerated as airlines initially adapted to lower levels of passenger traffic during the pandemic. However, as the world continues to recover from the pandemic, rising fuel costs and environmental sustainability initiatives are driving demand for new aircraft.

Moving forward, we believe that certain factors that have supported air travel in the past will ultimately drive demand for air travel and our aircraft going forward, including: the potential for growth in the middle class worldwide, a shift in spending habits to prioritize experiences, and the cost of air travel which can often be lower than other expenditures largely driven by fares offered by low-cost carriers. We believe that the recovery of passenger traffic as we move forward will continue to be reliant on the implementation and understanding of safety measures by passengers, such as wearing masks and rapid testing; the distribution of effective vaccines and other treatments for COVID-19; and finally, removal of travel restrictions.

Operations to Date

Current Fleet

The net book value of our fleet increased by 12.4% to $22.9 billion as of December 31, 2021 compared to $20.4 billion as of December 31, 2020. As of December 31, 2021, we owned 382 aircraft in our aircraft portfolio, comprised of 278 narrowbody aircraft and 104 widebody aircraft. As of December 31, 2021, the weighted average fleet age and weighted average remaining lease term of our fleet was 4.4 years and 7.2 years, respectively. Our managed fleet increased to 92 aircraft as of December 31, 2021 compared to 81 as of December 31, 2020. References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Europe	$564,479	28.2%	$525,543	27.0%	$531,778	27.7%
Asia (excluding China)	558,020	27.9%	573,722	29.5%	484,017	25.3%
China	352,375	17.6%	341,121	17.5%	357,278	18.6%
The Middle East and Africa	210,977	10.5%	220,017	11.3%	226,932	11.8%
U.S. and Canada	130,717	6.5%	106,694	5.5%	98,627	5.1%
Central America, South America and Mexico	104,315	5.2%	88,113	4.5%	124,850	6.6%
Pacific, Australia, and New Zealand	82,454	4.1%	91,410	4.7%	93,387	4.9%
Total	$2,003,337	100.0%	$1,946,620	100.0%	$1,916,869	100.0%

The following table sets forth the regional concentration based on each airline's principal place of business of our flight equipment subject to operating lease based on net book value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,439,993	32.5%	$6,413,557	31.4%
Asia (excluding China)	5,952,981	26.0%	5,513,498	27.1%
China	2,934,224	12.8%	2,766,543	13.5%
The Middle East and Africa	2,447,919	10.7%	2,356,418	11.6%
U.S. and Canada	1,638,450	7.2%	1,298,974	6.4%
Central America, South America and Mexico	1,566,133	6.8%	1,074,792	5.3%
Pacific, Australia, and New Zealand	919,304	4.0%	956,568	4.7%
Total	$22,899,004	100.0%	$20,380,350	100.0%

At December 31, 2021 and 2020, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2021		December 31, 2020
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	50	42.5%	48	42.9%
Asia (excluding China)	22	18.6%	20	17.8%
The Middle East and Africa	14	11.9%	14	12.5%
U.S. and Canada	13	11.0%	11	9.8%
China	9	7.6%	9	8.0%
Central America, South America and Mexico	7	5.9%	7	6.3%
Pacific, Australia, and New Zealand	3	2.5%	3	2.7%
Total	118	100.0%	112	100.0%

(1) A customer is an airline with its own operating certificate.

For the years ended December 31, 2021, 2020, and 2019, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2021, 2020, and 2019, no rental revenue from any individual airline represented 10% or more of our rental revenue. Our customer base is highly diversified, with our average customer representing approximately 1.0% of our fleet net book value as of December 31, 2021.

Aircraft Acquisition Strategy

We seek to acquire the most highly in demand and widely distributed, modern technology, fuel efficient and lowest emissions narrowbody and widebody commercial jet aircraft. Our strategy is to order new aircraft directly from the manufacturers. When placing new aircraft orders with the manufacturers, we strategically target the replacement of aging aircraft with modern technology aircraft. Additionally, we look to supplement our order pipeline with opportunistic purchases of aircraft in the secondary market and participate in sale-leaseback transactions with airlines. In addition to our focus on commercial aircraft, we are expanding our focus to include the cargo market based on customer demand.

Prior to ordering aircraft, we evaluate the market for specific types of aircraft. We consider the overall demand for the aircraft type in the marketplace based on our deep knowledge of the aviation industry and our customer relationships. It is important to assess the airplane’s economic viability, the operating performance characteristics, engine variant options, intended utilization by our customers, and which aircraft types it will replace or compete within the global market. Additionally, we study the effects of global airline passenger traffic growth in order to determine the likely demand for our new aircraft upon delivery.

For new aircraft deliveries, we source many components separately, which include seats, safety equipment, avionics, galleys, cabin finishes, engines, and other equipment. Oftentimes, we are able to achieve lower pricing through direct bulk purchase contracts with the component manufacturers than would be achievable if we relied on the airframe manufacturers to source the components for the aircraft themselves. Airframe manufacturers such as Boeing and Airbus install these buyer furnished equipment in our aircraft during the final assembly process at their facilities. With this purchasing strategy, we are able to both meet specific customer configuration requirements and lower our total acquisition cost of the aircraft.

Aircraft Leasing Strategy

The airline industry is complex with constantly evolving competition, code shares (where two or more airlines share the same flight), alliances, and passenger traffic patterns. This requires frequent updating and flexibility within an airline’s fleet. The operating lease allows airlines to effectively adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital intensive assets which have an expected useful life of 25 years. This fleet flexibility enables airlines to more effectively operate and compete in their respective markets. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies. We may also, from time to time, work with our airline customers to assist them in obtaining financing for aircraft.

We work to mitigate the risks associated with owning and leasing aircraft and cyclical variations in the airline industry through careful management of our fleet, including managing customer concentrations by geography and region, entering into long-term leases, staggering lease maturities, balancing aircraft type exposures, and maintaining a young fleet age. We believe that diversification of our fleet reduces the risks associated with individual customer defaults and the impact of adverse geopolitical and regional economic events. In order to maximize residual values and minimize the risk of obsolescence, our strategy is generally to own an aircraft for approximately the first third of its expected 25-year useful life.

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

Our leases are typically structured as operating leases with fixed rates and terms and typically require cash security deposits and maintenance reserve payments. In addition, our leases are all structured as triple net leases, whereby the lessee is responsible for all operating costs, including taxes, insurance and maintenance and also contain provisions which require payment whether or not the aircraft is operated, irrespective of the circumstances. Substantially all of our leases require payments to be made in U.S. dollars.

In addition, our leases require the lessee to be responsible for compliance with applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the U.S. Federal Aviation Administration (“FAA”) or its equivalent in foreign jurisdictions. As a function of these laws and the provisions in our lease contracts, the lessees are responsible for performing all maintenance of the aircraft and returning the aircraft and its components in a specified return condition. Generally, we receive a cash deposit and maintenance reserves as security for the lessee’s performance of its obligations under the lease and the condition of the aircraft upon return. In addition, most leases contain extensive provisions regarding our remedies and rights in the event of a default by a lessee. The lessee generally is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

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

Aircraft Sales & Trading Strategy

Our strategy is to maintain a portfolio of young modern aircraft with a widely diversified customer base. In order to achieve this profile, we primarily order new planes directly from the manufacturers, place them on long-term leases, and sell the aircraft when they near the end of the first third of their expected 25-year economic useful life. We typically sell aircraft that are currently operated by an airline with multiple years of lease term remaining on the contract, in order to achieve the maximum disposition value of the aircraft. Buyers of the aircraft may include other leasing companies, financial institutions, airlines and other investors. We also, from time to time, buy and sell aircraft on an opportunistic basis for trading profits. Additionally, as discussed below, we may provide management services to buyers of our aircraft assets for a fee.

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third-party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2021, we had a managed fleet of 92 aircraft.

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

The comprehensive liability insurance listed on certificates of insurance generally includes provisions for bodily injury, property damage, passenger liability, cargo liability, and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500 million for Airbus and Boeing aircraft. As a standard in the industry, airline operator’s policies contain a sublimit for third-party war risk liability generally in the amount of at least $150 million. We require each lessee to purchase higher limits of third-party war risk liability or obtain an indemnity from its respective government.

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

We are also subject to the regulatory authority of the DOS and the U.S. Department of Commerce (the “DOC”) to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control, or “OFAC”) impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries and with other entities or individuals subject to blocking orders. The U.S. Patriot Act of 2001 (the “Patriot Act”) prohibits financial transactions by U.S. persons, including U.S. individuals, entities, and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

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

Human Capital Resources

Culture and Values

We strive to conduct our business with integrity and in an honest and responsible manner and to build and maintain long-term, mutually beneficial relationships with our customers, suppliers, shareholders, employees and other stakeholders. We are also committed to fostering, cultivating and preserving a culture of diversity, equity, and inclusion. We believe that a diverse and inclusive culture helps maintain our position as a preeminent aircraft leasing company. As of December 31, 2021, more than 30% of our employees are multicultural and over 50% are female. Our values and priorities are further specified in our code of conduct and our ethics-related compliance policies, procedures, trainings, and programs. Ethical and inclusive behavior is strongly promoted by the management team and these values are reflected in our long-term strategy and our way of doing business.

Employees, Compensation and Benefits

Pay equity is central to our mission to attract and retain the best talent. Our compensation philosophy and reward structure are designed to compensate employees equitably and free of any bias. We demonstrate our commitment to pay equity by regularly reviewing our compensation practices for all our employees. Further, the health and wellness of our employees is a priority, and we offer employee benefits including a competitive compensation philosophy with comprehensive benchmarking analysis. Other benefits for which our employees in the United States, and to the extent practicable outside of the United States, are eligible for include but are not limited to: cash bonus programs, our long-term incentive plan, employee-funded 401(k) programs with company matching, education reimbursement, company-paid medical, dental and vision insurance, company-paid life insurance, reimbursement accounts and remote healthcare services among other health and wellness offerings. As of December 31, 2021, we had 129 full-time employees. None of our employees are represented by a union or collective bargaining agreements.

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
Information about our Executive Officers
Set forth below is certain information concerning each of our executive officers as of February 17, 2022, including his/her age, current position with the Company and business experience during the past five years.

Name	Age	Company Position	Prior Positions
Steven F. Udvar-Házy	75	Executive Chairman of the Board of Directors (since July 2016)
John L. Plueger	67	Chief Executive Officer, President and Director (since July 2016)
Carol H. Forsyte	59	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (since September 2012)
Gregory B. Willis	43	Executive Vice President and Chief Financial Officer (since July 2016)
Jie Chen	58	Executive Vice President and Managing Director of Asia (since August 2010)
Alex A. Khatibi	61	Executive Vice President (since April 2010)
Kishore Korde	48	Executive Vice President, Marketing (since May 2015)
Grant A. Levy	59	Executive Vice President, Marketing and Commercial Affairs (since September 2012)
John D. Poerschke	60	Executive Vice President of Aircraft Procurement and Specifications (since February 2017)	Senior Vice President of Aircraft Procurement and Specifications, March 2010-February 2017

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

Risks relating to the COVID-19 pandemic

The COVID-19 pandemic and efforts to mitigate its spread have adversely impacted our results of operations and may continue to have an adverse impact on our business.

While air travel has begun to recover and travel restrictions are easing in certain locations where vaccination rates are rising, passenger traffic remains challenged, especially with respect to international and business air travel demand, due to continuing cases of COVID-19, the emergence of new variants, vaccine availability and acceptance, and ongoing travel restrictions. It is unclear how long and to what extent travel restrictions will remain in place and they may remain in place in some form for an extended period of time.

During the year ended December 31, 2021, we continued to receive requests from our customers for accommodations such as deferrals of lease payments or other lease concessions; however, the number of such requests continued to decline throughout the year, roughly tracking the recovery of air travel. Throughout the pandemic, on a case-by-case basis, we have agreed to accommodations, with approximately 66% of our lessees. The majority of these accommodations have been in the form of partial lease deferrals which, in many cases, include lease extensions. As of December 31, 2021, we had $203.2 million in outstanding deferred rentals as compared to $144.3 million in the prior year, the increase is primarily related to Vietnam Airlines. The majority of our outstanding deferred rentals are scheduled to be repaid within the next two years. As of December 31, 2021, our outstanding deferral balance represented approximately 2.6% of our total available liquidity. In addition to lease deferral arrangements, we have from time to time agreed to restructure some of our lease agreements. As part of our lease restructuring agreements, we have typically modified our existing leases by extending the lease term and reducing our lease rates. In the aggregate, the impact of these restructurings have extended the weighted average lease term remaining of our fleet and have decreased our total revenues by $132.5 million for the year ended December 31, 2021.

In addition to lease accommodations, we have experienced in certain instances, and may experience, financial losses from the COVID-19 pandemic due to a number of other factors, including:

•weaker demand for used aircraft, resulting in delays in our ability to remarket aircraft or otherwise re-lease aircraft on a timely basis at favorable rates;
•defaults, bankruptcies or reorganizations of our lessees;
•defaults, bankruptcies or reorganizations of airlines adversely impacting aircraft values and lease rates generally or reducing demand for certain aircraft in our fleet, including widebody aircraft, both of which could lead to impairments;
•ongoing delays in delivery of aircraft in our orderbook from Boeing and Airbus, including due to supply chain delays of Boeing and Airbus suppliers;
•a decline in placements of aircraft in our orderbook for long-term leases;
•increased costs of borrowing, including if our credit ratings are downgraded; and
•delays and other adverse impacts on our plans to grow the size of our fleet.

Further, many national governments have provided, have introduced plans to provide, or have indicated that they may provide financial assistance to airlines. In some cases, governments have imposed conditions on airline recipients of assistance, and governments may also impose conditions on any future assistance, such as requiring airlines to remove less environmentally-friendly aircraft from their fleets or obtain concessions from their creditors, including aircraft lessors, which could adversely impact our business.

These factors may remain prevalent for a significant period of time. While we cannot currently reasonably estimate the extent to which the COVID-19 pandemic will impact our business, we expect our business, results of operations and financial condition will continue to be negatively impacted in the near term.

Risks relating to our capital requirements and debt financings

We have substantial indebtedness and require significant capital to refinance our outstanding indebtedness and to acquire aircraft; our inability to make our debt payments and obtain incremental capital may have a material adverse effect on our business.

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2021, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $17.0 billion and our interest payments were $508.6 million for the year ended December 31, 2021. We expect these amounts to grow as we acquire more aircraft. Our level of debt could have important consequences, including making it more difficult for us to satisfy our debt payment obligations and requiring a substantial portion of our cash flows to be dedicated to debt service payments; limiting our ability to obtain additional financing; increasing our vulnerability to negative economic and industry conditions; increasing our interest rate risk; and limiting our flexibility in planning for and reacting to changes in our industry.

Growing our fleet will require us to obtain substantial capital through additional financing, which may not be available to us on favorable terms or at all. As of December 31, 2021, and giving effect to our conversion of three Boeing 787 aircraft to 18 737 MAX aircraft in February 2022, we had 431 new aircraft on order with an estimated aggregate purchase price of approximately $27.7 billion. In addition to utilizing cash flow from operations to meet these commitments and to maintain an adequate level of unrestricted cash, we will need to raise additional funds by accessing committed debt facilities, securing additional financing from banks or through capital markets offerings. We also need to maintain access to the capital and credit markets and other sources of financing in order to repay or refinance our outstanding debt obligations.

Our access to financing sources depends upon a number of factors over which we have limited control, including general market conditions and interest rate fluctuations; periods of unexpected market disruption and volatility; the market's view of the quality of our assets, perception of our growth potential and assessment of our credit risk; the relative attractiveness of alternative investments; and the trading prices of our debt securities and preferred and common equity securities. Depending on market conditions at the time and our access to capital, we may also have to rely more heavily on additional equity issuances or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. Further, the issuance of additional shares of our outstanding preferred stock or any other preferred stock approved by our board of directors pursuant to our charter may result in such preferred stockholders having rights, preferences or privileges senior to existing Class A common stockholders, who would not have the ability to approve such issuance. These alternative measures may not be successful and may not permit us to make required repayments on our debt or meet our aircraft purchase commitments as they come due and other cash needs. The issuance of additional equity may be dilutive to existing shareholders or otherwise may be on terms not favorable to us or existing shareholders.

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

We finance our business through a combination of short-term and long-term debt financings, with most bearing interest at a fixed rate and some bearing interest at a floating rate that varies with changes in the applicable reference rate. As of December 31, 2021, we had $16.3 billion of fixed rate debt and $895.4 million of floating rate debt outstanding. Further, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate after the initial five years from issuance. Any increase in our cost of borrowing directly impacts our net income. If our composite interest rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2021, of approximately $9.0 million on an annualized basis. Our cost of borrowing is affected primarily by the market’s assessment of our credit risk and fluctuations in interest rates and general market conditions. Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in U.S. Treasury rates and the London Interbank Offered Rate (“LIBOR”), as applicable, changes in credit spreads, and the duration of the debt being issued. Increased interest rates prevailing in the market at the time of our incurrence of new debt will also increase our interest expense.

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

In addition, certain of our debt instruments and equity securities that accrue dividends at a floating rate include LIBOR as the benchmark or reference rate. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021, and that publication of certain tenors of U.S. dollar LIBOR (including overnight and one, three, six and 12 months) will permanently cease after June 30, 2023. As discussed in further detail in “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt—Impact of LIBOR Transition” of this Annual Report on Form 10-K, while all of the agreements governing our LIBOR linked debt and Series A Preferred Stock obligations that are set to mature after June 30, 2023, contain LIBOR transition fallback provisions, the lack of a standard market practice and inconsistency in fallback provisions in recent years is reflected across these agreements. For example, our unsecured revolving credit facility contains benchmark replacement language with respect to LIBOR largely based on the Alternative Reference Rate Committee’s (“ARRC”) recommendation of Term SOFR, and our Series A Preferred Stock contains LIBOR fallback provisions that will allow for the use of an alternative reference rate selected by the central bank, reserve bank, monetary authority or any similar institution that is consistent with market practice regarding a substitute for three-month LIBOR. For our Series A Preferred Stock, if we determine there is no such alternative reference rate, then we must select an independent financial advisor to determine a substitute rate for LIBOR, and if an independent financial advisor cannot determine an alternative reference rate, the dividend rate, business day convention and manner of calculating dividends applicable during the fixed-rate period of the Series A Preferred Stock will be in effect. The implementation of a substitute reference rate for the calculation of interest rates under our LIBOR linked debt obligations and our Series A Preferred Stock may cause us to incur expenses in effecting the transition and may result in disputes with our lenders or holders of Series A Preferred Stock over the appropriateness or comparability to LIBOR of the substitute reference rate selected. In addition, any substitute reference rates could result in interest and dividend payments that do not correlate over time with the payments that would have been made on our indebtedness or Series A Preferred Stock, as applicable, if LIBOR was available in its current form.

If any of these circumstances occur, our net income and/or our ability to compete in the marketplace may be adversely affected.

Negative changes in our credit ratings may limit our ability to obtain financing or increase our borrowing costs, which may adversely impact our net income and/or our ability to compete in the marketplace.

We are currently subject to periodic review by independent credit rating agencies S&P, Fitch and Kroll, each of which currently maintains an investment grade rating with respect to us, and we may become subject to periodic review by other independent credit rating agencies in the future. Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings and we cannot assure you that these credit ratings will remain in effect or that a rating will not be lowered, suspended or withdrawn. Maintaining our credit ratings depends in part on strong financial results and other factors, including the outlook of the rating agencies on our sector and on the market generally. Ratings are not a recommendation to buy, sell or hold any security, and each agency’s rating should be evaluated independently of any other agency’s rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could increase our borrowing costs and limit our access to the capital markets, which may adversely impact our net income and/or our ability to compete in the marketplace.

Certain of our debt agreements contain covenants that impose restrictions on us and our subsidiaries that may limit our flexibility to operate our business.

Some of the agreements governing our indebtedness contain financial and non-financial covenants. For instance, our unsecured revolving credit facility requires us to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. Complying with such covenants may at times necessitate that we forego other opportunities, including incurring additional indebtedness, declaring or paying certain dividends and distributions or entering into certain transactions, investments, acquisitions, loans, guarantees or advances. Moreover, our failure to comply with any of these covenants could constitute a default and could accelerate some, if not all, of the indebtedness outstanding under such agreements and could create cross-defaults under other debt agreements, which would have a negative effect on our business and our ability to continue as a going concern. In addition, for our secured debt, if we are unable to repay such indebtedness when due and payable, the lenders under our secured debt could proceed against, among other things, the aircraft or other assets securing such indebtedness. As the result of the existence of these financial and non-financial covenants and our need to comply with them, the flexibility we have to operate our business may be limited.

Operational risks relating to our business

We may be unable to generate sufficient returns on our aircraft investments which may have an adverse impact on our net income.

Our business model and results are driven by our ability to acquire strategically attractive commercial passenger aircraft, profitably lease and re-lease them, and finally sell such aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations, and meet our other corporate and contractual obligations. We rely on our ability to negotiate and enter into leases with favorable lease terms and to evaluate the ability of lessees to perform their obligations to us prior to receiving the delivery of our orderbook aircraft from the manufacturers. When our leases expire or our aircraft are returned prior to the date contemplated in the lease, we bear the risk of re-leasing or selling the aircraft. Because our leases are predominantly operating leases, only a portion of an aircraft’s value is recovered by the revenues generated from the lease and we may not be able to realize the aircraft’s residual value after lease expiration. Our ability to profitably purchase, lease, re-lease, sell or otherwise dispose of our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time of purchase, lease and disposition. In addition to factors linked to the aviation industry in general, other factors that may affect our ability to generate adequate returns from our aircraft include the maintenance and operating history of the airframe and engines, the number of operators using the particular type of aircraft, and aircraft age. If we are unable to generate sufficient returns on our aircraft due to any of the above factors within or outside of our control, it may have an adverse impact on our net income.

Failure to close our aircraft acquisition commitments would negatively affect our ability to further grow our fleet and net income.

As of December 31, 2021, and giving effect to our conversion of three Boeing 787 aircraft to 18 737 MAX aircraft in February 2022, we had entered into binding purchase commitments to acquire a total of 431 new aircraft for delivery through 2028. If we are unable to complete the purchase of such aircraft, we would face several risks, including forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments; not realizing any of the benefits of completing the acquisitions; damage to our reputation and relationship with aircraft manufacturers; and defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees. If we determine that the capital required to satisfy these commitments is not available on terms we deem attractive, we may eliminate or reduce any then-existing dividend program to preserve capital to apply to such commitments. These risks, whether financial or reputational, would negatively affect our ability to further grow our fleet and net income.

The failure of an aircraft or engine manufacturer to meet its delivery obligations to us may negatively impact our ability to grow our fleet and our earnings.

The supply of commercial aircraft is dominated by a limited number of airframe and engine manufacturers. As a result, we depend on these manufacturers to remain financially stable, produce products and related components which meet airlines' demands and regulatory requirements, and fulfill any contractual obligations they have to us, which is in turn dependent on a number of factors over which we have little or no control. Those factors include the availability of raw materials and manufactured components, changes in highly exacting performance requirements and product specifications, economic conditions, changes in the regulatory environment and labor relations and negotiations between manufacturers and their respective workforces, most of which have been and continue to be adversely affected by the COVID-19 pandemic. If manufacturers fail to meet their contractual obligations to us, we may experience:

•missed or late aircraft deliveries and potential inability to meet our contractual delivery obligations owed to our lessees, resulting in potential lost or delayed revenues, and strained customer relationships;
•an inability to acquire aircraft and engines resulting in lower growth or contraction of our aircraft fleet;
•reduced demand for a particular manufacturer's product, which may lead to reduced market lease rates and lower aircraft residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet; and
•technical or other difficulties with aircraft or engines after delivery that subject aircraft to operating restrictions or groundings, resulting in a decline in residual value and lease rates of such aircraft and impair our ability to lease or dispose of such aircraft on favorable terms or at all.

There have been well-publicized delivery delays by airframe and engine manufacturers.

We have experienced and expect to continue to experience significant delivery delays of Boeing 787 aircraft due to manufacturing related issues, which have completely halted deliveries of this aircraft. At this time, Boeing is unable to forecast when deliveries will resume. We have also experienced delivery delays for Boeing’s 737 MAX stemming from the worldwide grounding in March 2019. A majority of the world’s aviation authorities have re-certified the 737 MAX aircraft during the last two years, with a majority of these re-certifications taking place in 2021. Since re-certification began, we have been able to take delivery of 20 737 MAX aircraft. This is significantly below our original purchase order for 60 737 MAX aircraft during this time period. However, with a majority of the re-certification work completed, we expect production rates and aircraft deliveries to normalize for the 737 MAX during the next few years. Our leases and purchase agreements with Boeing and Airbus typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. If there are delivery delays greater than one year for aircraft that we have made future lease commitments, some or all of our affected lessees could elect to cancel their lease with respect to such delayed aircraft. Any such cancellation could strain our relationship with such lessee going forward and would negatively affect our business. We believe that the majority of our 787 aircraft deliveries in our orderbook will be delayed more than 12 months, which would give us, our airline customers and Boeing the right to cancel these aircraft commitments.

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

Our fleet, as well as the aircraft that we have on order, have exposure to a decline in customer demand or obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types, including: the introduction of superior aircraft or technology, such as new airframes or engines with higher fuel efficiency; the entrance of new manufacturers which could offer aircraft that are more attractive to our target lessees, including manufacturers of alternative technology aircraft; the advent of alternative transportation technologies which could make travel by air less desirable; government regulations, including those limiting noise and emissions and the age of aircraft operating in a jurisdiction; the costs of operating an aircraft, including maintenance which increases with aircraft age; and compliance with airworthiness directives. Obsolescence of certain aircraft may also trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

The demand for our aircraft is also affected by other factors outside of our control, including: air passenger demand; air cargo demand; air travel restrictions; airline financial health; changes in fuel costs, interest rates, foreign currency, inflation and general economic conditions; technical problems associated with a particular aircraft model; airport and air traffic control infrastructure constraints; and the availability and cost of financing.

As a result of various impacts of COVID-19, including travel limitations particularly on international travel, we have seen further reduced demand for certain widebody aircraft in our fleet.

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

From time to time, aircraft values and lease rates have experienced declines due to a variety of factors outside of our control that may impact the aviation industry generally or are more specific to certain aircraft in our fleet. For example, the effects of COVID-19 pandemic related travel restrictions, as well as, groundings and aircraft production delays, have each impacted, and may continue to impact lease rates or our ability to lease certain aircraft in our fleet or orderbook. Other factors include, but are not limited to: manufacturer production levels and technological innovation; the number of airlines operating the aircraft; our lessees’ failure to maintain our aircraft; the impact of decisions by the regulatory authority under which the aircraft is operated and any applicable airworthiness directives, service bulletins or other regulatory action that could prevent or limit utilization of the aircraft. As a result of these factors, our earnings and cash flows may be impacted by any decrease in the value of aircraft that we own or acquire or decrease in market rates for leases for these aircraft.

Aircraft have limited economic useful lives and depreciate over time and we may be required to record an impairment charge or sell aircraft for a price less than its depreciated book value which may impact our financial results.

We depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft’s residual value over its estimated useful life. Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable from their expected future undiscounted net cash flow. We develop the assumptions used in the recoverability assessment based on management's knowledge of, and historical experience in, the aircraft leasing market and aviation industry, as well as from information received from third-party industry sources. Factors considered in developing estimates for this assessment include changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. Any of our assumptions and estimates may prove to be inaccurate, which could adversely impact forecasted cash flow. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which may have a significant impact on our financial results. For a description of our impairment policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Flight equipment.”

If we were to record an impairment charge on aircraft, or if we were to dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it would reduce our total assets and shareholders' equity. Depending on the size of the impairment, a reduction in our shareholders' equity may negatively impact our ability to comply with covenants in certain of our agreements governing our indebtedness requiring us to maintain a minimum net worth and interest coverage ratio, and could result in an event of default under such agreements. For these reasons, our financial results may be impacted.

A large number of our aircraft are on lease to airlines in China and, therefore, we have concentrated exposure to political, legal and economic risks associated with China and any adverse event involving China may have an adverse effect on our financial condition.

Through our lessees and the countries in which they operate, we are exposed to the specific economic and political conditions and associated risks of those jurisdictions. Approximately 12.8% of our aircraft, based on net book value, are operated by lessees based in China, giving us increased exposure to economic and political conditions in China, as well as changes in government relations between China and the U.S., including trade disputes and trade barriers. We also have an office in Hong Kong and structure certain leases through our Hong Kong entity. Risks related to concentrated exposure can include economic recessions, financial, public health and political emergencies, burdensome local regulations, trade disputes, and increased risks of requisition of our aircraft. An adverse political or economic event in China, or deterioration of government relations between the U.S. and China, could affect the ability of our lessees in China to meet their obligations to us, or expose us to various legal or political risks associated, which could have an adverse effect on our financial condition.

We are dependent on the ability of our lessees to perform their payment and other obligations to us under our leases and their failure to do so may materially and adversely affect our financial results and cash flows.

We generate substantially all of our revenue from leases of aircraft to commercial airlines and our financial performance is driven by the ability of our lessees to perform their payment and other obligations to us under our leases. The airline industry is also cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand; changes in fuel costs, interest rates, foreign currency, inflation, labor difficulties, including pilot shortages, wage negotiations or other labor actions; increases in other operating costs, such as increased insurance costs, general economic conditions and governmental regulation and associated fees affecting the air transportation business. In addition, geopolitical events such as changes in national policy or imposition of sanctions, including new sanctions, trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics, pandemics and natural disasters; availability of financing, including availability of governmental support; airline financial health may also have an impact. Finally, our lessees may also be affected by aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event specifically excluded from insurance policies such as dirty bombs, biohazardous materials and electromagnetic pulsing.

For example, we have a small number of lessees in Ukraine and Russia that could be impacted by the conflict between Russia and Ukraine, including as a result of the imposition of new sanctions against Russia, which could impact their ability to make their lease payments. As of December 31, 2021, we had less than 5% of our fleet by net book value on lease to customers in these countries.

These factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

If a lessee delays, reduces, or fails to make lease payments when due, or has advised us that it will do so in the future, we may grant a lease payment deferral or restructure or terminate the lease. For instance, a majority of our lessees have requested lease deferrals or other accommodations during the COVID-19 pandemic and we may agree to additional deferrals, restructurings and terminations in the ordinary course of our business in the future. If we are unable to agree on a lease payment deferral or lease restructuring and we may elect to terminate the lease under this circumstance, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft promptly and at favorable rates, if at all. While deferrals generally shift the timing of payments to a later period, restructurings and terminations generally permanently reduce our lease revenue. If we perform a significant number of restructurings and terminations, the associated reduction in lease revenue could materially and adversely affect our financial results and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings, may result in loss revenues and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Some of our lessees have defaulted on their lease obligations or filed for bankruptcy or otherwise sought protection from creditors (collectively referred to as “bankruptcy”). A small number of our lessees are subject to bankruptcy proceedings as a result of the COVID-19 pandemic as of February 17, 2021 and, depending on the length of the COVID-19 pandemic, lessee bankruptcies may increase in the near term. In addition, based on historical rates of airline defaults and bankruptcies, we expect that we will experience additional lessee defaults and bankruptcies in the ordinary course of our business.

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

Lease competition is driven by lease rates, aircraft availability dates, lease terms, relationships, aircraft condition, specifications and configuration of the aircraft necessary to meet the customer’s needs. Competition in the used aircraft market is driven by price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any. Our inability to compete successfully with our competitors may impact our ability to execute our long-term strategy.

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

We own non-controlling interests in entities that invest in commercial aircraft and lease them to airlines around the world and/or facilitate the sale and continued management of aircraft assets to investors. Additionally, we may acquire interests in similar entities controlled or owned by third parties in order to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Such interests involve significant risks that may not be present with other methods of ownership, including that:

•we may not realize a satisfactory return on our investment;
•the investment may divert management’s attention from our core business;
•our investment partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;
•our investment partners might fail to fund their share of required capital contributions or fail to fulfill their other obligations; and
•our investment partners may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the applicable investment entity are being marketed for lease or sale at a time when we also have comparable aircraft available for lease or sale.

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

The aircraft leasing business has experienced periods of aircraft oversupply at various times in the past, including during the early stages of the COVID-19 pandemic, during and after the September 11, 2001 terrorist attacks and during and after the 2008 financial crisis. The oversupply of a specific type of aircraft is likely to depress the lease rates for, and the value of, that type of aircraft, including upon sale. Further, over recent years, the airline industry has committed to a significant number of aircraft deliveries through order placements with manufacturers, and in response, aircraft manufacturers have generally raised their production output. Increases in production levels could result in an oversupply of relatively new aircraft if growth in airline traffic does not meet airline industry expectations. Additionally, if overall lending capacity to purchasers of aircraft does not increase in line with the increased aircraft production levels, the cost of lending or ability to obtain debt to finance aircraft purchases could be negatively affected. Oversupply may produce sharp and prolonged decreases in market lease rates and residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet which would impact our earnings and cash flows.

Increased tariffs and other export restrictions may impact where we can place and deliver our aircraft and negatively impact our ability to execute on our long-term strategy.

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

We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and U.S. trading partners. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for aircraft from our orderbook, increase the cost of aircraft components, delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries. In turn, this may impact where we can place and deliver our aircraft which may negatively impact our ability to execute on our long-term strategy.

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

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2021, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. Our lessees may not be able to increase their revenues sufficiently to offset the impact of exchange rates on their lease payments and other expenses denominated in U.S. dollars. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Events outside of our control, such as the threat or realization of epidemic diseases in addition to COVID-19, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors, may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, and may ultimately impact our business.

Air travel has historically been disrupted, sometimes severely, by the occurrence of unexpected events outside of our and our lessees control. For example, passenger demand for air travel has been negatively impacted by COVID-19 and other epidemic diseases, such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, and Ebola. Future epidemic diseases and other diseases, or the fear of such events and governmental responses to such events, especially after the COVID-19 pandemic, could provoke responses that negatively affect passenger air travel. Air travel has also been disrupted in the past by natural disasters and other natural phenomena, such as extreme weather conditions, floods, earthquakes, and volcanic eruptions, and by terrorist attacks, war or armed hostilities between countries or non-state actors, or the fear of such events.

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

Environmental regulations, fees, taxes and reporting, and other concerns may negatively affect demand for our aircraft, reduce travel and ultimately impact the operating results of our customers.

The airline industry is subject to increasingly stringent environmental laws, regulations, fees, taxes and reporting concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other regulations affecting aircraft operations. Governmental regulations and reporting regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. These regulations could limit the economic life of aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant. Further, compliance with current or future regulations, fees, taxes and reporting imposed to address environmental concerns could cause our lessees to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us.

The airline industry has come under increased scrutiny by the press, the public and investors regarding the environmental impact of air travel. If such scrutiny results in reduced air travel, it may negatively affect demand for our aircraft, lessees’ ability to make lease payments and reduce the value we receive for our aircraft upon any disposition. In addition, increased focus on the environmental impact of air travel has led to the emergence of numerous sustainability initiatives, including the development of sustainable aviation fuel (SAF), and electric and hydrogen powered aircraft. While these sustainability initiatives are in the early stages of development, if alternative aircraft technology develops to the point of commercial viability and become widely accepted, we may not be able to adjust our orderbook in a timely manner and could be required to incur increased costs and significant capital investments to transition to such technology.

Environmental, social and governance (“ESG”) matters may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders, regulatory agencies and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, shareholders, lawmakers and listing exchanges. Certain states, including California where we maintain our principal executive offices, have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our restated certificate of incorporation or amended and restated bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act of 1934 or Securities Act of 1933, each as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. This exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or stockholders, which may discourage lawsuits against us and our directors, officers and other employees and stockholders. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

We may obtain financing or further increase our capital resources by issuing additional shares of Class A common stock, or more series of our preferred stock, or offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, or new convertible or preferred securities. Issuing additional shares of Class A common stock or other equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock. Upon liquidation, holders of our debt securities, our outstanding preferred stock, and any new series of preferred stock, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Our outstanding preferred stock have preferences with respect to liquidating distributions and dividend payments which limits our ability to pay dividends to our Class A common stockholders, subject to certain conditions. Any new series of preferred stock could have similar or different preferences. Our decision to issue securities in the future will depend on market conditions and we cannot predict the amount, timing or nature of such issuances, which could be dilutive to Class A stockholders and reduce the market price of our Class A common stock.

We may not be able to continue, or may elect to discontinue, paying dividends which may adversely affect our stock price.

Current dividends may not be indicative of future dividends, and our ability to continue to pay or increase dividends to our shareholders is subject to our board of director’s discretion and depends on: our ability to comply with covenants imposed by our financing agreements and our outstanding preferred stock, that limit our ability to pay dividends and make certain restricted payments; difficulties in raising additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term debt before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate favorable lease rates and other contractual terms; demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of aircraft investments, principal repayments and other capital needs; the value of our fleet; our results of operations and general business conditions; legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. In the future we may elect not to pay dividends, be unable to pay dividends or maintain or increase our current level of dividends, which may negatively affect our stock price.

Future sales of our Class A Common Stock by directors, executive officers or significant stockholders of Air Lease, or the perception these sales may occur, may cause our stock price to decline.

If our existing stockholders, in particular our directors, executive officers or other affiliates, sell substantial amounts of our Class A Common Stock in the public market, or are perceived by the public market as intending to sell, the trading price of our Class A Common Stock could decline. In addition, shares underlying any outstanding restricted stock units are reserved for issuance under the Air Lease Corporation 2014 Equity Incentive Plan and have been registered on Form S-8 under the Securities Act, and will become eligible for sale in the public markets upon vesting, subject to Rule 144 limitations applicable to affiliates or the registration of the resale with the SEC. Sale of these shares could impair our ability to raise capital through the sale of equity or equity related securities. In addition, a significant number of shares of our Class A Common Stock may be sold in the public market by any selling stockholders listed in a prospectus we may file with the Securities and Exchange Commission and such sales, or the perception they may occur, could adversely affect market prices for our Class A Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2021, we owned 382 aircraft in our owned aircraft portfolio, comprised of 278 narrowbody aircraft and 104 widebody aircraft, with a weighted average age of 4.4 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our owned aircraft portfolio as of December 31, 2021, updated through February 17, 2022:

Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A319-100	—	—	—	1	—	—	1
Airbus A320-200	9	3	6	10	1	1	30
Airbus A320-200neo	—	—	1	—	—	22	23
Airbus A321-200	2	7	1	4	9	3	26
Airbus A321-200neo	—	—	4	—	2	63	69
Airbus A330-200	1	3	3	4	—	2	13
Airbus A330-300	1	2	—	1	—	4	8
Airbus A330-900neo	—	1	—	—	—	8	9
Airbus A350-900	—	—	—	—	1	11	12
Airbus A350-1000	—	—	—	—	—	5	5
Boeing 737-700	—	2	2	—	—	—	4
Boeing 737-800	7	15	7	18	18	23	88
Boeing 737-8 MAX	—	—	1	6	—	21	28
Boeing 737-9 MAX	—	—	—	—	—	7	7
Boeing 777-200ER	—	—	—	1	—	—	1
Boeing 777-300ER	1	2	—	2	7	12	24
Boeing 787-9	—	—	—	—	1	25	26
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	—	1	—	—	—	1
Total	21	35	26	47	39	213	381

Commitments

As of December 31, 2021, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $27.7 billion for delivery as shown below. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for some aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of the delivery delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

	Estimated Delivery Years
Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A220-100/300	4	17	23	20	12	—	76
Airbus A320/321neo(1)	27	24	26	23	32	64	196
Airbus A330-900neo	8	6	4	—	—	—	18
Airbus A350-900/1000	3	3	3	—	—	—	9
Airbus A350F	—	—	—	—	2	5	7
Boeing 737-7/8/9 MAX(2)	33	31	35	2	—	—	101
Boeing 787-9/10(2)	10	3	6	5	—	—	24
Total(3)(4)	85	84	97	50	46	69	431

(1) Our Airbus A320/321neo aircraft orders include 28 long-range variants and 49 extra long-range variants.
(2) The table above reflects the conversion of three 787-9 aircraft to 18 737 MAX aircraft pursuant to a February 2022 agreement with Boeing
(3) The table above reflects future Airbus and Boeing aircraft delivery delays based on information currently available to us based on contractual documentation.
(4) Excluded from the table above are orders for 32 Boeing 737 MAX aircraft pursuant to a February 2022 memorandum of understanding signed with Boeing.

New Aircraft Placements

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2021, and gives effect to our conversion of three Boeing 787 aircraft to 18 737 MAX aircraft in February 2022, along with the lease placements of such aircraft as of February 17, 2022. We expect delivery delays for some aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of these delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2022	85	85	100.0%
2023	82	84	97.6%
2024	71	97	73.2%
2025	13	50	26.0%
2026	—	46	—%
Thereafter	—	69	—%
Total	251	431

Our lease commitments for all of the 85 aircraft to be delivered in 2022 are comprised of 84 binding leases and one non-binding letter of intent. Our lease commitments for 82 of the 84 aircraft to be delivered in 2023 are comprised of 70 binding leases and 12 non-binding letters of intent. Our lease commitments for 71 of the 97 aircraft to be delivered in 2024 are comprised of 66 binding leases and five non-binding letters of intent. Finally, our lease commitments for 13 of the 50 aircraft to be delivered in 2025 are comprised of 13 binding leases. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067, USA. We also lease offices in Hong Kong and Dallas, Texas and own our office in Dublin, Ireland. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for the Company’s stock. As of December 31, 2021, there were 113,987,154 shares of Class A common stock outstanding. As of February 15, 2022, shares of the Company’s Class A common stock outstanding were held by approximately 67 holders of record.

Dividends

The following table sets forth the dividends declared on the Company’s outstanding Class A common stock for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Dividends declared per share	$0.67	$0.61	$0.54

The Board of Directors approved quarterly cash dividends on the Company’s outstanding common stock in 2021 and expects to continue approving a comparable quarterly cash dividend on the Company’s outstanding common stock for the foreseeable future. However, the Company’s cash dividend policy can be changed at any time at the discretion of the Company’s Board of Directors. On February 15, 2022, the Company’s Board of Directors approved a quarterly cash dividend of $0.185 per share on the Company’s outstanding Class A common stock. The dividend will be paid on April 7, 2022 to holders of record of Class A common stock as of March 18, 2022.

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Russell 2000 Index, the Russell MidCap Index, a customized industry peer group and the Company’s 2021 custom benchmark group. The customized industry peer group consists of three companies: Aircastle Limited (NYSE: AYR), AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). As of March 27, 2020 and August 3, 2021, Aircastle Limited and FLY Leasing Limited have been removed from the Company’s peer group as they were acquired and no longer publicly traded. As a result, the Company’s customized industry peer group includes only one company as of August 3, 2021. Due to the lack of other publicly traded, stand-alone aircraft leasing companies which could be added, the Company will replace the customized industry peer group with the custom benchmarking group included in the Company’s annual proxy statement in future Performance Graphs. This custom benchmarking group reflects companies with similar characteristics to the Company’s business, including exposure to real assets, dependence on a highly skilled management team, credit exposure/underwriting expertise, and significant capital investments. The customized industry peer group and benchmarking group investments are weighted by market capitalization as of December 31, 2016, and adjusted monthly. The Company believes that the S&P Midcap 400 Index, as measured by market capitalization, is currently the most similar index benchmark to the Company; therefore, the Company is electing to remove less comparable indices, such as the Russell 2000 Index and Russell MidCap Index, from future Performance Graphs.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, in the custom industry peer group, the custom benchmarking group, the S&P Midcap 400 Index, Russell 2000 Index and Russell MidCap Index on December 31, 2016, and the relative performance of each is tracked through December 31, 2021. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2021
The foregoing Performance Graph does not constitute soliciting material and shall not be deemed filed, incorporated by reference into or a part of any other filing by the Company (including any future filings) under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report by reference therein.

Company Purchases of Stock

On May 5, 2021, our Board of Directors authorized us to repurchase up to $100.0 million of outstanding shares of our Class A common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program, which expired on December 31, 2021, could be made through open market purchases, privately negotiated transactions, tender offers, block purchases, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the 2021 Repurchase Program could also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not make any repurchases under the 2021 Repurchase Program during the three months ended December 31, 2021; however, we purchased a total of 153,949 shares for approximately $5.8 million under the 2021 Repurchase Program.

On February 15, 2022, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our Class A common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program, which expires on September 30, 2022, may be made through open market purchases, privately negotiated transactions, tender offers, block purchases, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the 2022 Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The 2022 Repurchase Program may be modified, discontinued or suspended at any time.

Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing the most modern, fuel-efficient new technology commercial jet aircraft directly from aircraft manufacturers, such as Boeing and Airbus, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to third-parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

2021 Overview

During the year ended December 31, 2021, we purchased and took delivery of 53 aircraft from our new order pipeline and sold three aircraft, ending the period with a total of 382 aircraft in our owned aircraft portfolio. The weighted average age of our fleet was 4.4 years and the weighted average lease term remaining was 7.2 years as of December 31, 2021. The net book value of our fleet grew by 12.4%, to $22.9 billion as of December 31, 2021 compared to $20.4 billion as of December 31, 2020. Our managed fleet increased to 92 aircraft as of December 31, 2021 as compared to 81 as of December 31, 2020. We have a globally diversified customer base comprised of 118 airlines in 60 countries as of December 31, 2021. As of February 17, 2022, all aircraft in our fleet, except for one aircraft, were subject to lease agreements or letters of intent and our lease utilization rate for 2021 was 99.8%.

On December 20, 2021, we increased our committed orderbook by entering into agreements with Airbus to purchase 116 aircraft, including 59 A321neos, 25 A220-300s, 20 A321XLRs, seven A350Fs and five A330-900s. Deliveries of the aircraft are scheduled to commence in 2023 and continue through 2028. This represented the largest individual order for new aircraft in our Company’s history.

Also, in February 2022, we agreed to purchase 50 737 MAX aircraft, which consisted of 32 incremental 737 MAX aircraft and 18 737 MAX aircraft resulting from the conversion of three 787 aircraft from our existing orderbook. Deliveries of the aircraft are scheduled to commence in 2024 and continue through 2026. The additional 32 737 MAX aircraft are pursuant to a memorandum of understanding and are subject to the negotiation of a definitive purchase agreement.

As of December 31, 2021, and giving effect to our conversion of three Boeing 787 aircraft to 18 737 MAX aircraft in February 2022, we had commitments to purchase 431 aircraft from Boeing and Airbus for delivery through 2028, with an estimated aggregate commitment of $27.7 billion.

We have placed approximately 99% of our committed orderbook on long-term leases for aircraft delivering through the end of 2023 and have placed 58% of our entire orderbook. We ended 2021 with $30.9 billion in committed minimum future rental payments, consisting of $14.8 billion in contracted minimum rental payments on the aircraft in our existing fleet and $16.1 billion in minimum future rental payments related to aircraft which will deliver between 2022 through 2025.

We typically finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, preferred stock issuances, and debt financings. In 2021, we issued $3.7 billion in aggregate principal amount of senior unsecured notes with maturities ranging from 2022 to 2028 with a weighted average interest rate of 1.27%. In addition, we ended 2021 with an aggregate borrowing capacity under our revolving credit facility of $6.8 billion and total liquidity of $7.9 billion. We had total debt outstanding of $17.2 billion, of which 94.8% was at a fixed rate and 99.2% of which was unsecured. As of December 31, 2021, our composite cost of funds raised through debt financings was 2.79%. In 2020 and 2021, we also issued preferred stock with a total aggregate stated value of $850.0 million. Our preferred stock pays dividends currently at a weighted average rate of 4.9%.

Our total revenues for the year ended December 31, 2021 increased by 3.6% to $2.1 billion as compared to 2020. The increase in total revenues was primarily driven by the continued growth in our fleet, an increase in our cash collections from our lessees as well as an increase in our aircraft sales, trading and other activity, partially offset by the impact of cash basis accounting and lease restructurings. The impact of cash basis accounting and lease restructurings for the year ended December 31, 2021 resulted in a decrease in revenue of $72.7 million and $132.5 million, respectively. During the year ended December 31, 2021, our net income available to common stockholders was $408.2 million compared to $500.9 million for the year ended December 31, 2020. Our diluted earnings per share for the full year 2021 was $3.57 compared to $4.39 for the full year 2020. Despite the growth of our fleet, our net income available to common stockholders and diluted earnings per share decreased due to the impact of lease restructurings and cash basis accounting.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. Our adjusted net income before income taxes for the year ended December 31, 2021 was $589.7 million or $5.15 per diluted share, compared to $692.0 million, or $6.07 per diluted share for the year ended December 31, 2020. The decrease in our adjusted net income before income taxes was due to the impact of lease restructurings and cash basis accounting. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” below for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income available to common stockholders.

Update on COVID-19 Pandemic Impact

Throughout 2021, passenger air travel gradually improved. The strong recovery in most domestic markets, together with robust global cargo demand, resulted in steady improvements in airline financial results throughout the year. While domestic travel improved significantly in the United States, Europe, China and Latin America, Inter-Asia traffic did not fare as well given more widespread travel restrictions. It is unclear how long and to what extent travel restrictions will remain in place. In the aggregate, the recovery of passenger traffic from pandemic-level lows has led to a firming market for aircraft values and lease rates. We also expect that the continued recovery of passenger traffic and production-related issues at Boeing and Airbus may contribute to a shortage of new technology aircraft in the years ahead, which could present a favorable environment for aircraft lessors.

During 2021, we continued to receive requests from our customers for accommodations, such as lease deferrals or other lease concessions; however, the number of such requests have continued to decline throughout the year, roughly tracking the recovery of air travel. Throughout the pandemic, on a case-by-case basis, we have agreed to accommodations with approximately 66% of our lessees. The majority of these accommodations have been in the form of partial lease deferrals which, in many cases, include lease extensions. As of December 31, 2021, we had $203.2 million in outstanding deferred rentals as compared to $144.3 million in the prior year, the increase is primarily related to Vietnam Airlines. The majority of our outstanding deferred rentals are scheduled to be repaid within the next two years. As of December 31, 2021, our outstanding deferral balance represented approximately 2.6% of our total available liquidity as of December 31, 2021. In addition to lease deferral arrangements, we have from time to time agreed to restructure some of our lease agreements. As part of our lease restructuring agreements, we have typically modified our existing leases by extending the lease term and reducing our lease rates. In the aggregate, the impact of these restructurings have extended the weighted average lease term remaining of our fleet and have decreased our total revenues by $23.8 million and $132.5 million for the quarter and year ended December 31, 2021, respectively.

At the beginning of the pandemic, our airline customers were under a tremendous amount of stress, which resulted in a decline in our collection rate. However, during 2021, our collection rate steadily increased in connection with the recovery of passenger air travel along with the improved financial health of our airline customers. Our collection rate for the three months and year ended December 31, 2021 was 99.3% and 91.4%, respectively. Our collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, including cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due during the period. Our collection rate is calculated after giving effect to lease deferral arrangements made as of December 31, 2021. As our collection rate is positively impacted by the recovery of past-due receivables, our collection rate increased due to cash payments received from Vietnam Airlines and other lessees accounted for on a cash basis.

During the three months ended December 31, 2021, we recorded $12.2 million in incremental revenue from our lessees on cash basis accounting. However, during the year ended December 31, 2021, we did not recognize a total of $72.7 million in rental revenue from lessees on a cash basis of accounting as collection was not reasonably assured. As of December 31, 2021, approximately 6.0% of our fleet by net book value was accounted for on a cash basis of accounting.

Our lease utilization rate for the three months and year ended December 31, 2021 was 99.8%. Lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft. Lease utilization rate reflects the amount of time our aircraft are subject to lease during a specific period. We believe that we were successful in keeping our aircraft nearly fully utilized during the pandemic due to the quality of our fleet and the strength of our lessee relationships.

We continue to believe that the airline industry will ultimately recover and aircraft travel will return to historical levels over the long term. See “Aircraft Industry and Sources of Revenues” below for further discussion of our industry expectations. Further, we believe we are well positioned to offer solutions for airlines because we offer the ability to lease younger, more fuel-efficient aircraft at a time when airlines are focused on reducing capital requirements, achieving environmental initiatives, and managing costs.

Our Fleet

We have continued to build one of the world’s youngest fleets, including some of the most fuel-efficient commercial jet aircraft. Our fleet, based on net book value, increased by 12.4%, to $22.9 billion as of December 31, 2021, compared to $20.4 billion as of December 31, 2020. During the year ended December 31, 2021, we took delivery of 53 aircraft from our new order pipeline and sold three aircraft, ending the year with a total of 382 aircraft in our owned aircraft portfolio. As of December 31, 2021, the weighted average fleet age and weighted average remaining lease term of our fleet as of were 4.4 years and 7.2 years, respectively. We also managed 92 aircraft as of December 31, 2021.

Portfolio metrics of our fleet as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Net book value of flight equipment subject to operating lease	$22.9 billion	$20.4	billion
Weighted average fleet age(1)	4.4 years	4.1 years
Weighted average remaining lease term(1)	7.2 years	6.9 years

Owned fleet	382	332
Managed fleet	92	81
Aircraft on order(2)(3)	431	361
Aircraft purchase options(4)	—	25
Total	905	799

Current fleet contracted rentals	$14.8 billion	$13.6	billion
Committed fleet rentals	$16.1 billion	$13.2	billion
Total committed rentals	$30.9 billion	$26.8	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) The table above reflects the conversion of three 787-9 aircraft to 18 737 MAX aircraft pursuant to a February 2022 agreement with Boeing.
(3) Excluded from the table above are orders for 32 Boeing 737 MAX aircraft pursuant to a February 2022 memorandum of understanding signed with Boeing.
(4) As of December 31, 2021, we did not have any options to acquire aircraft. As of December 31, 2020, we had options to acquire up to 25 Airbus A220 aircraft.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline's principal place of business as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,439,993	32.5%	$6,413,557	31.4%
Asia (excluding China)	5,952,981	26.0%	5,513,498	27.1%
China	2,934,224	12.8%	2,766,543	13.5%
The Middle East and Africa	2,447,919	10.7%	2,356,418	11.6%
U.S. and Canada	1,638,450	7.2%	1,298,974	6.4%
Central America, South America and Mexico	1,566,133	6.8%	1,074,792	5.3%
Pacific, Australia, and New Zealand	919,304	4.0%	956,568	4.7%
Total	$22,899,004	100.0%	$20,380,350	100.0%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	31	8.1%	31	9.4%
Airbus A320-200neo	23	6.0%	19	5.7%
Airbus A321-200	26	6.8%	28	8.4%
Airbus A321-200neo	69	18.1%	49	14.8%
Airbus A330-200	13	3.4%	13	3.9%
Airbus A330-300	8	2.1%	8	2.4%
Airbus A330-900neo	9	2.4%	8	2.4%
Airbus A350-900	12	3.1%	11	3.3%
Airbus A350-1000	5	1.3%	2	0.6%
Boeing 737-700	4	1.0%	4	1.2%
Boeing 737-800	88	23.0%	88	26.5%
Boeing 737-8 MAX	28	7.3%	15	4.5%
Boeing 737-9 MAX	7	1.8%	—	—%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	6.3%	24	7.2%
Boeing 787-9	26	6.8%	23	7.0%
Boeing 787-10	6	1.6%	6	1.8%
Embraer E190	1	0.3%	1	0.3%
Total	382	100.0%	332	100.0%

As of December 31, 2021, we had contractual commitments to purchase 431 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $27.7 billion, for delivery through 2028 as shown in the following table. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for some aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of the delivery delays.

	Estimated Delivery Years
Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A220-100/300	4	17	23	20	12	—	76
Airbus A320/321neo(1)	27	24	26	23	32	64	196
Airbus A330-900neo	8	6	4	—	—	—	18
Airbus A350-900/1000	3	3	3	—	—	—	9
Airbus A350F	—	—	—	—	2	5	7
Boeing 737-7/8/9 MAX(2)	33	31	35	2	—	—	101
Boeing 787-9/10(2)	10	3	6	5	—	—	24
Total(3)(4)	85	84	97	50	46	69	431

(1) Our Airbus A320/321neo aircraft orders include 28 long-range variants and 49 extra long-range variants.
(2) The table above reflects the conversion of three 787-9 aircraft to 18 737 MAX aircraft pursuant to a February 2022 agreement with Boeing
(3) The table above reflects future Airbus and Boeing aircraft delivery delays based on information currently available to us based on contractual documentation.
(4) Excluded from the table above are orders for 32 Boeing 737 MAX aircraft pursuant to a February 2022 memorandum of understanding signed with Boeing.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly delayed the planned purchases of our aircraft on order with the Boeing and Airbus. Currently, the most significant delivery delays that we are experiencing are with regards to our aircraft orders for Boeing aircraft.

Boeing has experienced significant aircraft delivery delays related to the 737 MAX aircraft stemming from the worldwide grounding of the 737 MAX beginning in March 2019. This has resulted in material delivery delays of 737 MAX aircraft from our orderbook. A majority of the world’s aviation authorities have re-certified the 737 MAX aircraft during the last two years, with the majority of these re-certifications taking place in 2021. Since re-certification began, we have been able to take delivery of 20 737 MAX aircraft. This is significantly below our original purchase order for 60 737 MAX aircraft during this time period. However, with a majority of the re-certification work completed, we expect production rates and aircraft deliveries to normalize for the 737 MAX during the next few years.

During 2020, Boeing began to experience manufacturing issues on its 787 aircraft. These issues have resulted in significant aircraft delivery delays. During the last two years we had originally contracted with Boeing for the delivery of 22 787 aircraft to deliver between 2020 and 2021, however due to these manufacturing related issues we only took delivery of five 787 aircraft during this period. Currently, Boeing has paused 787 deliveries and is currently unable to forecast when they will resume. Accordingly, it is difficult to forecast how many 787s we will ultimately take delivery of in 2022.

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

We believe that the majority of our 787 aircraft deliveries and a few of our 737 MAX aircraft in our orderbook will be delayed more than 12 months, which would give us, our airline customers and Boeing the right to cancel these aircraft commitments. We are working with Boeing and the respective airlines to find commercial solutions to prevent cancellation rights from being exercised and ultimately, to take delivery of these aircraft.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2021, and gives effect to our conversion of three Boeing 787 aircraft to 18 737 MAX aircraft in February 2022, along with the lease placements of such aircraft as of February 17, 2022. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of the delivery delays.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2022	85	85	100.0%
2023	82	84	97.6%
2024	71	97	73.2%
2025	13	50	26.0%
2026	—	46	—%
Thereafter	—	69	—%
Total	251	431

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of December 31, 2021, we had a globally diversified customer base of 118 airlines in 60 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development. Despite the disruption caused to the commercial airline industry by the COVID-19 pandemic since early 2020, global air travel continues to recover. The International Air Transport Association (“IATA”) reported that passenger traffic was up 80% in the month of December 2021 relative to the prior year, as many domestic markets and some international markets reopened with the rise in vaccination distribution over the course of the year. Global domestic passenger traffic in 2021 improved significantly relative to the prior year, and was 28% lower than 2019 as compared to 49% lower in 2020. Domestic markets have experienced faster recovery than international markets in 2021 given generally more relaxed travel restrictions. Total 2021 passenger traffic was 58% lower than 2019 as compared to 66% lower in 2020, primarily due to slower recovery in international passenger traffic. We believe vaccination progress and the advent of new therapeutic treatments as well as easing of travel restrictions will continue to reduce the impact of the COVID-19 pandemic on air passenger traffic and the commercial airline industry.

Although the industry is gradually recovering from the impacts of the COVID-19 pandemic, our airline customers may continue to experience financial difficulties in 2022 and potentially longer, which could result in additional requests for lease accommodations, requests to return aircraft early and lease defaults. We also continue to expect more airline reorganizations, liquidations, or other forms of bankruptcies, which may include our aircraft customers and result in the early return of aircraft or changes in our lease terms. A small number of our lessees were subject to various forms of insolvency proceedings.

As of December 31, 2021, approximately 72% of the net book value of our fleet are leased to flag carriers or airlines that have some form of governmental ownership; however, this does not guarantee our ability to collect contractual rent payments. We believe that having a large portion of the net book value of our fleet on lease with flag carriers or airlines with some form of governmental ownership, coupled with the overall quality of our aircraft and security deposits and maintenance reserves under our leases will help mitigate our customer default risk.

Impacts from the COVID-19 pandemic, including border restrictions and other travel limitations, initially reduced demand for certain aircraft in our fleet resulting in weakened lease rates, most particularly on widebody aircraft. However, in the second half of

2021, we experienced increased demand for our aircraft. The overall increased demand, coupled with rising interest rates and inflation, are providing catalysts for a rising lease rate environment and we are seeing this in the marketplace. Lease rates can be influenced by several factors including impacts of epidemic diseases, changes in the competitive landscape of the aircraft leasing industry, evolving international trade matters, and aircraft delivery delays and therefore, are difficult to project or forecast.

We and airlines around the world have continued to experience delivery delays from Boeing, as discussed above in “Our Fleet.” Aircraft manufacturer delays have impacted the growth of our company as well as the growth of our airline customers and airline profitability and we expect delivery delays to continue. As a result of continued manufacturing delays, our aircraft delivery schedule could continue to be subject to material changes and delivery delays could potentially extend well into 2022 and beyond.

Global economic conditions are also impacting the aircraft leasing industry. Fuel costs have increased significantly in 2022 compared to pandemic lows and interest rates are also expected to increase in 2022. Many manufacturers and airlines, including Boeing and some of our lessees, are also currently experiencing wage negotiations and/or pilot shortages, which are likely to increase their operating costs. While these events have not impacted our lessees’ ability to make lease payments to date, or Boeing’s ability to meet its contractual obligations to us, if our lessees and manufacturers are not able to effectively manage increased operating costs, it could impact our financial results and cash flows.

We believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. We expect the aviation industry to recover over time from the impact of COVID-19, and because of the COVID-19 pandemic, some aircraft lessors may ultimately consolidate or cease operations. In addition, as a result of the COVID-19 pandemic, some airlines have accelerated their plans to retire older, less fuel-efficient aircraft that have higher maintenance costs in the current environment. We anticipate that airlines will continue to accelerate the retirement of these types of aircraft, ultimately increasing demand for newer aircraft over time. We also anticipate that when airlines need to add new aircraft to their fleet, they will increasingly elect to lease aircraft instead of purchasing aircraft to reduce capital requirements and manage other operating expenses, and that we will benefit from that trend. We expect a number of these trends to continue for 2022 and beyond.

Liquidity and Capital Resources

Overview

We ended 2021 with available liquidity of $7.9 billion which is comprised of unrestricted cash of $1.1 billion and undrawn balances under our unsecured revolving credit facility of $6.8 billion. We finance the purchase of aircraft and our business operations using available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business on an unsecured basis with primarily fixed-rate debt from public bond offerings. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. We also issued preferred stock with a total aggregate stated value of $850.0 million. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, secured financings and preferred stock issuances serves as a key advantage in managing our liquidity. Aircraft delivery delays as a product of the COVID-19 pandemic and other manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next six to twelve months and potentially beyond. We continue to monitor COVID-19 and its impact on our overall liquidity position and outlook.

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

We ended 2021 with total debt outstanding of $17.2 billion as of December 31, 2021 compared to $16.7 billion in 2020. Our unsecured debt outstanding increased to $17.1 billion as of December 31, 2021 from $16.4 billion as of December 31, 2020. Our unsecured debt as a percentage of total debt increased to 99.2% as of December 31, 2021 from 98.2% as of December 31, 2020.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available borrowings under our unsecured revolving credit facility and general ability to access the capital markets for opportunistic public bond offerings to satisfy the operating requirements of our business through at least the next 12 months. Our material cash sources include:

•Unrestricted cash: We ended 2021 with $1.1 billion in unrestricted cash
•Lease cash flows: We ended 2021 with $30.9 billion in committed minimum future rental payments comprised of $14.8 billion in contracted minimum rental payments on the aircraft in our existing fleet and $16.1 billion in minimum future rental payments related to aircraft which will deliver between 2022 through 2025. These rental payments are a primary driver of our short and long-term operating-cash-flow. As of December 31, 2021, our minimum future rentals on non-cancellable operating leases for the year 2022 was $2.1 billion. For further detail on our minimum future rentals for 2023 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
•Unsecured revolving credit facility: Our $6.8 billion revolving credit facility is currently syndicated across 53 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The current final maturity for the facility is May 2025, although we expect to refinance this facility in advance of this date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy.
•Senior unsecured bonds: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured bonds, primarily through our Medium-Term Note Program at attractive cost of funds. In 2021, we issued $3.7 billion of Medium-Term Notes with a weighted average interest rate of 1.27% and we expect to have continued access to the investment grade bond market in the future.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. Although we have scaled back our aircraft sales activity in recent years, assuming aircraft deliveries continue to improve, we are targeting to sell approximately $750.0 million in aircraft for 2022.
•Other sources: In addition to the above, we generate liquidity through other sources of debt financing (including unsecured and secured bank term loans), issuances of preferred stock and cash received from security deposits and maintenance reserves.
Our material cash requirements are primarily for the purchase of aircraft and debt service payments, along with our general operating expenses. The amount of our cash requirements depends on a variety of factors, including, the ability of aircraft manufacturers to meet their contractual delivery obligations to us, the ability of our lessees to meet their contractual obligations with us, the timing of aircraft sales from our fleet, the timing and amount of our debt service obligations, potential acquisitions, and the general economic environment in which we operate.

Our material cash requirements as of December 31, 2021 are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Long-term debt obligations	$2,133,882	$2,490,951	$2,892,276	$2,313,889	$3,456,845	$3,916,176	$17,204,019
Interest payments on debt outstanding(1)	485,115	430,603	355,149	283,628	187,168	305,769	2,047,432
Purchase commitments(2) (3)	6,533,876	5,399,461	5,571,342	3,041,583	2,730,867	4,454,212	27,731,341
Total	$9,152,873	$8,321,015	$8,818,767	$5,639,100	$6,374,880	$8,676,157	$46,982,792

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2021.
(2) Purchase commitments reflect future Boeing and Airbus aircraft deliveries based on information currently available to us based on contractual documentation. Purchase commitments include only the costs of aircraft in our committed orderbook and do not include costs of aircraft that we have the right to purchase through memorandums of understanding or letters of intent.
(3) Due to the expected aircraft delivery delays, we expect approximately $1.3 billion of our purchase commitments will be subject to cancellation, at our option, by the time of delivery.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock. Based on our expected cash sources and requirements for 2022, we expect that we will continue to access the capital markets for public bond offerings in 2022 to meet our cash requirements for aircraft deliveries and debt service obligations.
While we have planned our aircraft investments for the remainder of 2022 and beyond based on currently expected delivery schedules, given the current industry circumstances, our aircraft delivery schedule could continue to be subject to material changes. In any case, our aircraft investments will be less than what we planned prior to the pandemic, which will slow our revenue growth, but will further improve our strong liquidity position.
The actual delivery dates of the aircraft in our commitments table and expected time for payment of such aircraft may differ from our estimates and could be further impacted by the pace at which Boeing and Airbus can deliver aircraft, among other factors. We expect to make approximately $3.5 billion to $4.5 billion in aircraft investments during 2022, which reflects a high degree of uncertainty around the Boeing 787 program as well as other potential production delays.
As of December 31, 2021, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Cash Flows

Our cash flows provided by operating activities increased by 26.3% or $286.7 million to $1.4 billion in 2021, as compared to $1.1 billion in 2020. Our cash flow provided by operating activities during the year ended December 31, 2021 was higher due to the growth of our fleet and an increase in our cash collections as compared to the year ended December 31, 2020. Our cash flow used in investing activities was $3.1 billion and $2.5 billion for the years ended December 31, 2021 and 2020, respectively, which resulted primarily from the purchase of aircraft. Our cash flow provided by financing activities was $1.1 billion for the year ended December 31, 2021, which resulted primarily from the issuance of senior unsecured notes and preferred stock which were used to acquire aircraft investments. Our cash flow provided by financing activities was $2.9 billion for the year ended December 31, 2020, which resulted primarily from the issuance of unsecured notes partially offset by the repayment of outstanding debt.

Debt

Our debt financing was comprised of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(U.S. dollars in thousands, except percentages)
Unsecured
Senior notes	$16,892,058	$15,583,544
Term financings	167,000	811,550
Total unsecured debt financing	17,059,058	16,395,094
Secured
Term financings	126,660	276,032
Export credit financing	18,301	24,955
Total secured debt financing	144,961	300,987

Total debt financing	17,204,019	16,696,081
Less: Debt discounts and issuance costs	(181,539)	(177,743)
Debt financing, net of discounts and issuance costs	$17,022,480	$16,518,338
Selected interest rates and ratios:
Composite interest rate(1)	2.79%	3.13%
Composite interest rate on fixed rate debt(1)	2.90%	3.26%
Percentage of total debt at fixed rate	94.80%	93.02%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

We believe that, as of December 31, 2021, we were in compliance in all material respects with the covenants in our debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2021, we had $16.9 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from less than one month to 8.92 years and bearing interest at fixed rates ranging from 0.70% to 4.625%, with two notes bearing interest at a floating rate of three-month LIBOR plus 0.35% and a floating rate of LIBOR plus 1.125%. As of December 31, 2020, we had $15.6 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.25% to 4.625%, with one note bearing interest at a floating rate of three-month LIBOR plus 0.67% and one note bearing interest at a floating rate of LIBOR plus 1.125%.

During the year ended December 31, 2021, we issued $3.7 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 0.70% Medium-Term Notes due 2024, (ii) $1.2 billion in aggregate principal amount of 1.875% Medium-Term Notes due 2026, (iii) $600.0 million in aggregate principal amount of Medium-Term Notes due 2022 bearing interest at a floating rate of three-month LIBOR plus 0.35%, (iv) $600.0 million in aggregate principal amount of 0.80% Medium-Term Notes due 2024, and (v) $500.0 million in aggregate principal amount of 2.10% Medium-Term Notes due 2028.

In January 2022, we issued $750.0 million in aggregate principal amount of Medium-Term Notes due 2027 bearing interest at a fixed rate of 2.20% and $750.0 million in aggregate principal amount of Medium-Term Notes due 2032 bearing interest at a fixed rate of 2.875%.

Public senior notes (including Medium-Term Note Program).

Of our $16.9 billion aggregate principal amount of senior unsecured notes outstanding as of December 31, 2021, approximately $16.8 billion of such notes have been registered with the SEC. All of our fixed rate public senior notes may be redeemed at our option in part or in full at any time and from time to time prior to maturity at the redemption prices specified in such public senior notes. Our public senior notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a “change of control repurchase event” (as defined in the applicable indenture or supplemental indenture) occurs.

Each of the indentures and the applicable supplemental indentures (collectively the “indentures”) governing these public senior notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

The covenants contained in all of the indentures governing our public senior notes are subject to certain exceptions and qualifications set forth in the applicable indenture. In addition, the indentures governing all of our public senior notes outstanding as of December 31, 2021 also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These events of default are subject to certain exceptions and qualifications set forth in the indentures.

On May 7, 2021, we renewed and refreshed our Medium-Term Note Program, under which we may issue, from time to time, up to $15.0 billion of debt securities designated as our Medium-Term Notes, Series A. All of our public senior notes issued since 2019 have consisted of Medium-Term Notes, Series A, issued under our Medium-Term Note Program. As of February 17, 2022, we had $10.6 billion remaining capacity under our Medium-Term Note Program.

Unsecured revolving credit facility

As of December 31, 2021 and December 31, 2020, we did not have any amounts outstanding under our unsecured revolving credit facility (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility accrue interest at either (a) LIBOR plus a margin of 1.05% per year or (b) an alternative base rate plus a margin of 0.05% per year, subject, in each case, to increases or decreases based on declines or improvements in the credit ratings for our debt. We are required to pay a facility fee of 0.20% per year (also subject to increases or decreases based on declines or improvements in the credit ratings for our debt) in respect of total commitments under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In 2021, we entered into an amendment and four new lender supplements to our Revolving Credit Facility, which extended the final maturity date to May 5, 2025 and increased the total size of the facility to approximately $6.8 billion, representing an increase of 13.3% from December 31, 2020. As of December 31, 2021, lenders held revolving commitments totaling approximately $6.1 billion that mature on May 5, 2025, commitments totaling $575.0 million that mature on May 5, 2023 and commitments totaling $105.0 million that mature on May 5, 2022.

The Revolving Credit Facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness, and our subsidiaries’ abilities to engage in certain mergers, consolidations, and asset sales. The Revolving Credit Facility also requires us to comply with certain financial maintenance covenants including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. In addition, the Revolving Credit Facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the Revolving Credit Facility and require immediate repayment of all outstanding borrowings.

Preferred equity

On March 5, 2019, we issued 10,000,000 shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with an aggregate liquidation preference of $250.0 million ($25 per share). See “Item 8. Financial Statements – Note 4, Shareholders’ Equity,” in this Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the Series A Preferred Stock dividend rate. We may redeem shares of the Series A Preferred Stock at our option, in whole or in part, from time to time, on or after March 15, 2024, for cash at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date, without accumulation of any undeclared dividends. We may also redeem shares of the Series A Preferred Stock at our option under certain other limited conditions. The Series A Preferred Stock ranks on a parity with the Series B and Series C Preferred Stock.

On March 2, 2021, we issued 300,000 shares of 4.65% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series B Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

We may redeem shares of the Series B Preferred Stock at our option, in whole or in part, from time to time, on any dividend payment date on or after June 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. We may also redeem shares of the Series B Preferred Stock at our option under certain other limited conditions. The Series B Preferred Stock ranks on a parity with the Series A Preferred Stock and the Series C Preferred Stock.

In October 2021, we issued 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series C Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.125% through December 15, 2026, and payable quarterly in arrears beginning on December 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 3.149% per reset period from December 15, 2026 and reset every five years and payable quarterly in arrears.

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

The following table summarizes the cash dividends per share that were paid during 2021 on our outstanding Series A, Series B and Series C Preferred Stock:

	Payment Dates
Title of each class	March 15, 2021	June 15, 2021	September 15, 2021	December 15, 2021
Series A Preferred Stock	$0.384375	$0.384375	$0.384375	$0.384375
Series B Preferred Stock	$—	$13.304167	$11.625	$11.625
Series C Preferred Stock	$—	$—	$—	$7.104167

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

Impact of LIBOR Transition

On March 5, 2021, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, publicly announced that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021, and that publication of certain tenors of U.S. dollar LIBOR (including overnight and one, three, six and 12 months) will permanently cease after June 30, 2023. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR.

As of December 31, 2021, we had approximately $0.9 billion of floating rate debt outstanding that used either one or three-month LIBOR as the applicable reference rate to calculate the interest on such debt, of which $80.5 million is set to mature after June 30, 2023. Additionally, our perpetual Series A Preferred Stock is set to accrue dividends at a floating rate determined by reference to three-month LIBOR, if available, beginning March 15, 2024. While all of our agreements governing LIBOR-linked debt obligations and Series A Preferred Stock obligations that are set to mature after June 30, 2023 contain LIBOR transition fallback provisions, the lack of a standard market practice and inconsistency in fallback provisions in recent years is reflected across the agreements governing our floating rate debt and Series A Preferred Stock. For example, our Revolving Credit Facility contains benchmark replacement language with respect to LIBOR largely based on ARRC’s recommendation of Term SOFR, and our Series A Preferred Stock contains LIBOR fallback provisions that will allow us to determine an alternative reference rate selected by the central bank, reserve bank, monetary authority or any similar institution that is consistent with market practice regarding a substitute for three-month LIBOR. For our Series A Preferred Stock, if we determine there is no such alternative reference rate, then we must select an independent financial advisor to determine a substitute rate for LIBOR, and if an independent financial advisor cannot determine an alternative reference rate, the dividend rate, business day convention and manner of calculating dividends applicable during the fixed-rate period of the Series A Preferred Stock will be in effect.

The implementation of a substitute reference rate for the calculation of interest rates under our LIBOR linked debt and Series A Preferred Stock obligations may cause us to incur expenses in effecting the transition and may result in disputes with our lenders or holders of Series A Preferred Stock over the appropriateness or comparability to LIBOR of the substitute reference rate selected. However, we do not expect the LIBOR transition impact will have a material effect on our financial results based on our anticipated LIBOR linked outstanding debt and Series A Preferred Stock at June 30, 2023.

If the rate used to calculate interest on our outstanding floating rate debt that currently uses LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt agreement when LIBOR is discontinued, we would expect to incur additional interest expense and preferred dividends of $9.0 million and $2.5 million, respectively on such indebtedness and our Series A Preferred Stock as of December 31, 2021 on an annualized basis.

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

Results of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$2,003,337	$1,946,620	$1,916,869
Aircraft sales, trading, and other	85,052	68,819	100,035
Total revenues	2,088,389	2,015,439	2,016,904
Expenses
Interest	462,396	431,733	397,320
Amortization of debt discounts and issuance costs	50,620	43,025	36,691
Interest expense	513,016	474,758	434,011
Depreciation of flight equipment	882,562	780,691	702,810
Selling, general, and administrative	125,279	95,684	123,653
Stock-based compensation	26,516	17,628	20,745
Total expenses	1,547,373	1,368,761	1,281,219
Income before taxes	541,016	646,678	735,685
Income tax expense	(104,384)	(130,414)	(148,564)
Net income	$436,632	$516,264	$587,121
Preferred stock dividends	(28,473)	(15,375)	(11,958)
Net income available to common stockholders	$408,159	$500,889	$575,163

Earnings per share of common stock
Basic	$3.58	$4.41	$5.14
Diluted	$3.57	$4.39	$5.09
Weighted-average shares of common stock outstanding
Basic	114,050,578	113,684,782	111,895,433
Diluted	114,446,093	114,014,021	113,086,323

Other financial data
Pre-tax profit margin	25.9%	32.1%	36.5%
Adjusted net income before income taxes(1)	$589,679	$691,956	$781,163
Adjusted pre-tax profit margin(1)	28.2%	34.3%	38.7%
Adjusted diluted earnings per share before income taxes(1)	$5.15	$6.07	$6.91
Pre-tax return on common equity	8.6%	11.3%	14.2%
Adjusted pre-tax return on common equity(1)	9.8%	12.4%	15.4%

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

The following table shows the calculation for adjusted pre-tax profit margin (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax profit margin (net income available to common stockholders to adjusted net income before income taxes):
Net income available to common stockholders	$408,159	$500,889	$575,163
Amortization of debt discounts and issuance costs	50,620	43,025	36,691
Stock-based compensation	26,516	17,628	20,745
Provision for income taxes	104,384	130,414	148,564
Adjusted net income before income taxes	$589,679	$691,956	$781,163

Denominator for adjusted pre-tax profit margin:
Total revenues	2,088,389	2,015,439	2,016,904
Adjusted pre-tax profit margin(a)	28.2%	34.3%	38.7%

(a) Adjusted pre-tax profit margin is adjusted net income before income taxes divided by total revenues

The following table shows the calculation of adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
		(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income available to common stockholders to adjusted net income before income taxes):
Net income available to common stockholders	$408,159	$500,889	$575,163
Amortization of debt discounts and issuance costs	50,620	43,025	36,691
Stock-based compensation	26,516	17,628	20,745
Provision for income taxes	104,384	130,414	148,564
Adjusted net income before income taxes	$589,679	$691,956	$781,163

Denominator for adjusted diluted earnings per share:
Weighted-average diluted shares of common stock outstanding	114,446,093	114,014,021	113,086,323
Adjusted diluted earnings per share before income taxes(b)	$5.15	$6.07	$6.91

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding

The following table shows the calculation of adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income available to common stockholders to adjusted net income before income taxes):
Net income available to common stockholders	$408,159	$500,889	$575,163
Amortization of debt discounts and issuance costs	50,620	43,025	36,691
Stock-based compensation	26,516	17,628	20,745
Provision for income taxes	104,384	130,414	148,564
Adjusted net income before income taxes	$589,679	$691,956	$781,163

Denominator for adjusted pre-tax return on common equity:
Common shareholders’ equity as of the beginning of the period	$5,822,341	$5,373,544	$4,806,900
Common shareholders’ equity as of the end of the period	6,158,568	5,822,341	5,373,544
Average common shareholders’ equity	$5,990,455	$5,597,943	$5,090,222

Adjusted pre-tax return on common equity(c)	9.8%	12.4%	15.4%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

2021 Compared to 2020

Rental revenue

During the year ended December 31, 2021, we recorded $2.0 billion in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $2.3 million, as compared to $1.95 billion, which included amortization expense related to initial direct costs, net of overhaul revenue of $31.9 million for the year ended December 31, 2020. Our owned fleet increased to 382 aircraft with a net book value of $22.9 billion as of December 31, 2021 from 332 aircraft with a net book value of $20.4 billion as of December 31, 2020. The increase in total revenues was primarily driven by the growth in our fleet and an increase in our cash collections. The impact of cash basis accounting and lease restructurings for the year ended December 31, 2021 resulted in a decrease in revenue of $72.7 million and $132.5 million, respectively.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $85.1 million for the year ended December 31, 2021 compared to $68.8 million for the year ended December 31, 2020. During the year ended December 31, 2021, we recorded approximately $24.0 million related to the sale of three aircraft. In addition, we recorded approximately $34.0 million in gains related to the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings. During the year ended December 31, 2020, we recorded approximately $31.1 million related to lease termination fees and the sale of eight aircraft and also recorded $14.0 million in other revenue related to the repurchase of $206.1 million in senior notes.

Interest expense

Interest expense totaled $513.0 million for the year ended December 31, 2021 compared to $474.8 million for the year ended December 31, 2020. The increase was primarily due to an increase in our aggregate debt balance driven by the growth of our fleet and the increase in our liquidity position, partially offset by a decrease in our composite interest rate. We ended the year with $7.9 billion in available liquidity. We expect that our interest expense will increase as our average debt balance outstanding continues to increase. We also expect that the rising interest rate environment could lead to an increase in our composite cost of funds, which would increase our interest expense.

Depreciation expense

We recorded $882.6 million in depreciation expense of flight equipment for the year ended December 31, 2021 compared to $780.7 million for the year ended December 31, 2020. The increase in depreciation expense for 2021 compared to 2020 was primarily attributable to the growth of our fleet during the last twelve months.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $125.3 million for the year ended December 31, 2021 compared to $95.7 million for the year ended December 31, 2020. Selling, general, and administrative expense as a percentage of total revenue increased to 6.0% for the year ended December 31, 2021 compared to 4.7% for the year ended December 31, 2020. The increase in selling, general and administrative expenses was primarily due to the increase in business activity and increased expenses related to transition of aircraft.

Taxes

For the years ended December 31, 2021 and December 31, 2020, we reported an effective tax rate of 19.3% and 20.2%, respectively. Changes in the tax rate were primarily driven by variances in permanent items.

Net income available to common stockholders

For the year ended December 31, 2021, we reported consolidated net income available to common stockholders of $408.2 million, or $3.57 per diluted share, compared to a consolidated net income available to common stockholders of $500.9 million, or $4.39 per diluted share, for the year ended December 31, 2020. Despite the growth of our fleet, our net income available to common stockholders and diluted earnings per share decreased due to the impact of lease restructurings and cash basis accounting.

Adjusted net income before income taxes

For the year ended December 31, 2021, we recorded adjusted net income before income taxes of $589.7 million, or $5.15 per diluted share, compared to an adjusted net income before income taxes of $692.0 million, or $6.07 per diluted share, for the year ended December 31, 2020. Our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes decreased for the year ended December 31, 2021 as compared to 2020, primarily due to the impact of lease restructurings and cash basis accounting.

2020 Compared to 2019

Rental revenue

As of December 31, 2020, we owned 332 aircraft, with a net book value of $20.4 billion, and recorded $1.95 billion in rental revenue for the year then ended, which included amortization expense related to initial direct costs, net of overhaul revenue of $31.9 million. In the prior year, as of December 31, 2019, we owned 292 aircraft with a net book value of $18.7 billion and recorded $1.92 billion in rental revenue for the year ended December 31, 2019, which included overhaul revenue, net of amortization of initial direct costs, of $11.1 million. The increase in rental revenue was primarily due to the increase in net book value of our fleet to $20.4 billion as of December 31, 2020 from $18.7 billion as of December 31, 2019, partially offset by approximately $49.4 million of rental revenue we were not able to recognize because collection was not reasonably assured for certain of our leases and the impact of lease restructurings entered into during the period, which decreased our total revenue by approximately $49.2 million for the year ending December 31, 2020.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $68.8 million for the year ended December 31, 2020, of which $31.1 million was related to the sale of eight aircraft and lease termination fees recognized during the year then ended. In addition, we recorded $14.0 million in other revenue related to the repurchase of $206.1 million in senior notes. Aircraft sales, trading and other revenue totaled $100.0 million for the year ended December 31, 2019, of which $67.8 million was related to the sale of 30 aircraft from our fleet and lease termination fees recognized during 2019. The decrease in our aircraft sales, trading, and other revenue for the year 2020 compared to 2019 is primarily due to fewer aircraft sales.

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

Critical Accounting Estimates
We believe the following critical accounting estimates can have a significant impact on our results of operations, financial position, and financial statement disclosures, and may require subjective and complex estimates and judgments.

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

Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, potential for alternative use of aircraft and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test and the aircraft’s carrying amount falls below estimated values from third-party industry sources, the aircraft will be recorded at fair value in accordance with our Fair Value Policy, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which could have a significant impact on our results of operations and financial condition.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. While our floating-rate debt balances have continued to decrease in recent years, we do have some exposure to changing interest rates as a result of our floating-rate debt. As of December 31, 2021 and 2020, we had $0.9 billion and $1.2 billion, respectively, in floating-rate debt. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate or be reset to a new fixed rate based on the then-applicable floating rate, after five years from initial issuance. If interest rates increase, we would be obligated to make higher interest payments to our lenders, and eventually, higher dividend payments to the holders of our preferred stock. As we incur fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite rate were to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness as of December 31, 2021 and December 31, 2020 of approximately $9.0 million and $11.7 million, respectively, on an annualized basis, which would put downward pressure on our operating margins. As noted above, we also have risk related to the impact of the transition from LIBOR. See section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt—Impact of LIBOR Transition.”

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.5% and 0.6% of our lease revenues were denominated in foreign currency as of December 31, 2021 and 2020, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

In December 2019, we issued C$400.0 million in aggregate principal amount of 2.625% notes due 2024. We effectively hedged our foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 2.535% U.S. dollar denominated rate. See Note 10 of “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional details on the fair value of the swap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying value of flight equipment subject to operating leases

As discussed in Note 1 to the consolidated financial statements, the Company’s assessment of the carrying value of flight equipment is performed on an aircraft by aircraft basis and is measured by comparing the carrying amount of the individual aircraft to the future undiscounted cash flows expected to be generated by that aircraft. The future undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual value for each aircraft. The Company develops assumptions used in the recoverability analysis based on the knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, potential for alternative use of aircraft and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The net book value of flight equipment subject to operating leases as of December 31, 2021 was $22.9 billion, which included 381 aircraft.

We identified the assessment of the carrying value of certain flight equipment subject to operating leases as a critical audit matter. Challenging and subjective auditor judgment was required in assessing the future undiscounted cash flows on certain aircraft. Specifically, key assumptions included future projected leases and residual values. Changes to these key assumptions could have an affect on the Company’s impairment analysis.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal controls related to the Company’s impairment assessment of flight equipment, including controls related to the development of cash flows for aircraft. We recalculated the future undiscounted cash flows for certain aircraft using a combination of executed third-party lease contracts, internal data, and other third-party data. We evaluated the Company’s cash flows from future projected leases by comparing the cash flows from future projected leases for a specific aircraft type to actual leases currently obtained for that aircraft type. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the residual value of these aircraft used by the Company by comparing to an independently determined value; (2) evaluating certain future lease rates used by the Company by comparing to available market data and industry knowledge.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Irvine, California
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Irvine, California
February 17, 2022

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$1,086,500	$1,734,155
Restricted cash	21,792	23,612
Flight equipment subject to operating leases	27,101,808	23,729,742
Less accumulated depreciation	(4,202,804)	(3,349,392)
	22,899,004	20,380,350
Deposits on flight equipment purchases	1,508,892	1,800,119
Other assets	1,452,534	1,276,939
Total assets	$26,968,722	$25,215,175
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$611,757	$492,473
Debt financing, net of discounts and issuance costs	17,022,480	16,518,338
Security deposits and maintenance reserves on flight equipment leases	1,173,831	1,072,704
Rentals received in advance	138,816	142,915
Deferred tax liability	1,013,270	916,404
Total liabilities	$19,960,154	$19,142,834
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) and 10,000,000 (aggregate liquidation preference of $250,000) shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	106	100
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 113,987,154 and 113,852,896 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,140	1,139
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,399,245	2,793,178
Retained earnings	3,609,885	3,277,599
Accumulated other comprehensive (loss)/income	(1,808)	325
Total shareholders’ equity	$7,008,568	$6,072,341
Total liabilities and shareholders’ equity	$26,968,722	$25,215,175

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$2,003,337	$1,946,620	$1,916,869
Aircraft sales, trading, and other	85,052	68,819	100,035
Total revenues	2,088,389	2,015,439	2,016,904
Expenses
Interest	462,396	431,733	397,320
Amortization of debt discounts and issuance costs	50,620	43,025	36,691
Interest expense	513,016	474,758	434,011
Depreciation of flight equipment	882,562	780,691	702,810
Selling, general, and administrative	125,279	95,684	123,653
Stock-based compensation	26,516	17,628	20,745
Total expenses	1,547,373	1,368,761	1,281,219
Income before taxes	541,016	646,678	735,685
Income tax expense	(104,384)	(130,414)	(148,564)
Net income	$436,632	$516,264	$587,121
Preferred stock dividends	(28,473)	(15,375)	(11,958)
Net income available to common stockholders	$408,159	$500,889	$575,163

Other Comprehensive Income/(Loss):
Foreign currency translation adjustment	(2,419)	(6,828)	(7,191)
Change in fair value of hedged transactions	(294)	8,992	5,441
Total tax benefit/(expense) on other comprehensive income/loss	580	(442)	353
Other comprehensive (loss)/income, net of tax	(2,133)	1,722	(1,397)
Total comprehensive income available for common stockholders	$406,026	$502,611	$573,766

Earnings per share of common stock:
Basic	$3.58	$4.41	$5.14
Diluted	$3.57	$4.39	$5.09
Weighted-average shares of common stock outstanding
Basic	114,050,578	113,684,782	111,895,433
Diluted	114,446,093	114,014,021	113,086,323

Dividends declared per share of common stock	$0.67	$0.61	$0.54
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2018	—	$—	110,949,850	$1,110	—	$—	$2,474,238	$2,331,552	$—	$4,806,900
Issuance of common stock upon exercise of options, vesting of restricted stock units and convertible debt conversion	—	—	2,511,873	25	—	—	44,860	—	—	44,885
Issuance of preferred stock	10,000,000	100	—	—	—	—	242,030	—	—	242,130
Stock-based compensation expense	—	—	—	—	—	—	20,745	—	—	20,745
Cash dividends (declared $0.54 per share)	—	—	—	—	—	—	—	(60,609)	—	(60,609)
Preferred dividends	—	—	—	—	—	—	—	(11,958)	—	(11,958)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,397)	(1,397)
Tax withholdings on stock based compensation	—	—	(111,456)	(1)	—	—	(4,272)	—	—	(4,273)
Net income	—	—	—	—	—	—		587,121	—	587,121
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	$—	$2,777,601	$2,846,106	$(1,397)	$5,623,544
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	700,737	7	—	—	6,564	—	—	6,571
Stock-based compensation expense	—	—	—	—	—	—	17,628	—	—	17,628
Cash dividends (declared $0.61 per share)	—	—	—	—	—	—	—	(69,396)	—	(69,396)
Preferred dividends	—	—	—	—	—	—	—	(15,375)	—	(15,375)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	1,722	1,722
Tax withholdings on stock based compensation	—	—	(198,108)	(2)	—	—	(8,615)	—	—	(8,617)
Net income	—	—	—	—	—	—	—	516,264	—	516,264
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	451,188	4	—	—	1,437	—	—	1,441
Issuance of preferred stock	600,000	6	—	—	—	—	591,336	—	—	591,342
Stock-based compensation expense	—	—	—	—	—	—	26,516	—	—	26,516
Common stock repurchased	—	—	(153,949)	(1)			(5,780)	—	—	(5,781)
Cash dividends (declared $0.67 per share)	—	—	—	—	—	—	—	(75,873)	—	(75,873)
Preferred dividends	—	—	—	—	—	—	—	(28,473)	—	(28,473)
Change in foreign currency translation adjustment and in fair value hedged transactions, net of tax	—	—	—	—	—	—	—	—	(2,133)	(2,133)
Tax withholdings on stock based compensation	—	—	(162,981)	(2)	—	—	(7,442)	—	—	(7,444)
Net income	—	—	—	—	—	—	—	436,632	—	436,632
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	7,008,568
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Operating Activities
Net income	$436,632	$516,264	$587,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	882,562	780,691	702,810
Stock-based compensation	26,516	17,628	20,745
Deferred taxes	97,446	166,467	92,049
Amortization of prepaid lease costs	46,547	43,224	32,849
Amortization of discounts and debt issuance costs	50,620	43,025	36,691
Gain on aircraft sales, trading and other activity	(46,109)	(34,654)	(89,417)
Changes in operating assets and liabilities:
Other assets	(176,391)	(415,347)	(153,879)
Accrued interest and other payables	63,112	(22,810)	139,337
Rentals received in advance	(4,099)	(4,302)	24,166
Net cash provided by operating activities	1,376,836	1,090,186	1,392,472
Investing Activities
Acquisition of flight equipment under operating lease	(2,506,175)	(1,631,551)	(3,663,605)
Payments for deposits on flight equipment purchases	(496,838)	(885,679)	(884,459)
Proceeds from aircraft sales, trading and other activity	137,887	151,132	995,345
Acquisition of aircraft furnishings, equipment and other assets	(229,654)	(160,993)	(291,258)
Net cash used in investing activities	(3,094,780)	(2,527,091)	(3,843,977)
Financing Activities
Issuance of common stock upon exercise of options and warrants	1,438	6,569	44,885
Issuance of preferred stock	591,340	—	242,130
Cash dividends paid on Class A common stock	(73,001)	(68,183)	(58,026)
Common shares repurchased	(5,780)	—	—
Preferred dividends paid	(28,473)	(15,375)	(11,958)
Tax withholdings on stock-based compensation	(7,441)	(8,618)	(4,272)
Net change in unsecured revolving facilities	—	(20,000)	(582,000)
Proceeds from debt financings	3,655,830	4,659,762	3,567,728
Payments in reduction of debt financings	(3,194,482)	(1,728,029)	(978,369)
Debt issuance costs	(10,245)	(8,102)	(11,280)
Security deposits and maintenance reserve receipts	174,521	114,596	310,220
Security deposits and maintenance reserve disbursements	(35,238)	(76,009)	(52,490)
Net cash provided by financing activities	1,068,469	2,856,611	2,466,568
Net (decrease)/increase in cash	(649,475)	1,419,706	15,063
Cash, cash equivalents and restricted cash at beginning of period	1,757,767	338,061	322,998
Cash, cash equivalents and restricted cash at end of period	$1,108,292	$1,757,767	$338,061
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $49,070, $53,163 and $59,358 at December 31, 2021, 2020 and 2019, respectively	$508,616	$449,662	$442,132
Cash paid for income taxes	$5,734	$29,733	$16,657
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest, deposits on flight equipment purchases and seller financing applied to acquisition of flight equipment and other assets applied to payments for deposits on flight equipment purchases	$1,009,554	$782,896	$1,399,136
Cash dividends declared, not yet paid	21,088	18,216	17,003
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing new commercial jet aircraft directly from the manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S.(“Airbus”). The Company leases these aircraft to airlines throughout the world to generate attractive returns on equity. As of December 31, 2021, and giving effect to the Company’s conversion of three Boeing 787 aircraft to 18 737 MAX aircraft in February 2022, the Company owned 382 aircraft and had 431 aircraft on order with the manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Income for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines, and other major life-limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves payment made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such Qualifying Event. The Company records the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee as Rental of flight equipment revenue. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of Security deposits and overhaul reserves on flight equipment leases in our Consolidated Balance Sheets.

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

Under Financial Accounting Standards Board Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” entities are required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Revenue is recognized when the performance obligation is satisfied and the control of the underlying goods or services related to the performance obligation is transferred to the customer. Our performance obligation associated with the sale of flight equipment is satisfied upon delivery of the flight equipment to a customer, which is the point in time where control of the underlying flight equipment has transferred to the buyer. At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of transaction price, is recorded as a gain or loss.

Net investment in finance or sales-type lease

A net investment in sales-type lease is recognized if a lease meets specific criteria under Accounting Standards Codification (“ASC”) 842 at its inception. Upon commencement of the lease, the book value of the leased asset is de-recognized and a net investment in sales-type lease is recognized within Other assets in our Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. We recognize the difference between the book value of the aircraft and the net investment in the lease in Aircraft sales, trading, and other in our Consolidated Statement of Income and Comprehensive Income. Interest income on our net investment in sales-type leases is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

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

The following table reconciles cash, cash equivalents and restricted cash reported in the Company’s Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,086,500	$1,734,155
Restricted cash	21,792	23,612
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$1,108,292	$1,757,767

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

Management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, potential for alternative use of aircraft and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test and the aircraft's carrying amount falls below estimated values from third-party industry sources, the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. Our Fair Value Policy is described below under “Fair Value Measurements”.

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

Maintenance right assets in MR Leases represent the right to receive an aircraft in an improved condition relative to the actual condition on the acquisition date. The aircraft is improved by the performance of a Qualifying Event paid for by the lessee who is reimbursed by the Company from the periodic maintenance payments that it receives. Maintenance right assets are recorded as a component of Flight equipment subject to operating leases on the Consolidated Balance Sheets.

When the Company has recorded maintenance right assets with respect to MR Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry and no Qualifying Event has been performed by the lessee since the acquisition date, the maintenance right asset is offset by the amount of the associated maintenance payment liability, and any excess is recorded as end of lease income; or (ii) the Company has reimbursed the lessee for the performance of a Qualifying Event, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent that it meets our capitalization policy.

As of December 31, 2021 and 2020, there were no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

For the year ended December 31, 2021, the Company did not purchase aircraft in the secondary market. For the year ended December 31, 2020, the Company purchased 15 aircraft in the secondary market, none of which were subject to existing leases. As of December 31, 2021 and 2020, the Company had maintenance right assets, net of accumulated amortization of $17.6 million and $17.8 million, respectively. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized. As of December 31, 2021, and December 31, 2020, the Company did not have any flight equipment classified as held for sale.

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

Aircraft under management

The Company manages aircraft across three management platforms: (i) its Thunderbolt platform, (ii) the Blackbird investment funds and (iii) on behalf of financial institutions as of December 31, 2021.

The Company manages aircraft on behalf of two investment funds, Blackbird Capital I, LLC (“Blackbird I”) and Blackbird Capital II, LLC (“Blackbird II”). The Company owns non-controlling interests in each fund representing 9.5% of the equity of each fund. These investments are accounted for using the equity method of accounting due to the Company’s level of influence and involvement. The investments are recorded at the amount invested net of the Company’s 9.5% share of net income or loss, less any distributions or return of capital received from the entities.

Also, the Company manages aircraft that it has sold through its Thunderbolt platform. The Company’s Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing to continue the management of these aircraft for a fee. In connection with the sale of aircraft portfolios through the Company’s Thunderbolt platform, the Company has non-controlling interests of approximately 5.0% in two entities. These investments are accounted for using the cost method of accounting and are recorded at the amount invested less any return of capital received from the respective entity.

Finally, the Company also manages aircraft for financial institutions for a fee. The Company does not have any equity interest in these financial institutions.

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

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2021 and 2020 is summarized below:

	December 31, 2021	December 31, 2020
	(in thousands)
Unsecured
Senior notes	$16,892,058	$15,583,544
Term financings	167,000	811,550
Total unsecured debt financing	17,059,058	16,395,094
Secured
Term financings	126,660	276,032
Export credit financing	18,301	24,955
Total secured debt financing	144,961	300,987

Total debt financing	17,204,019	16,696,081
Less: Debt discounts and issuance costs	(181,539)	(177,743)
Debt financing, net of discounts and issuance costs	$17,022,480	$16,518,338

At December 31, 2021, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

The Company’s secured obligations as of December 31, 2021 and 2020 are summarized below:

	December 31, 2021	December 31, 2020
	(in thousands, except for number of aircraft)
Nonrecourse	$—	$—
Recourse	144,961	300,987
Total	$144,961	$300,987
Number of aircraft pledged as collateral	3	12
Net book value of aircraft pledged as collateral	$222,211	$628,674

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2021, the Company had $16.9 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from less than one month to 8.92 years and bearing interest at fixed rates ranging from 0.70% to 4.625%, with two notes bearing interest at a floating rate of three-month LIBOR plus 0.35% and a floating rate of LIBOR plus 1.125%. As of December 31, 2020, the Company had $15.6 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 2.25% to 4.625%, with one note bearing interest at a floating rate of three-month LIBOR plus 0.67% and one note bearing interest at a floating rate of LIBOR plus 1.125%.

During the year ended December 31, 2021, the Company issued $3.7 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 0.70% Medium-Term Notes due 2024, (ii) $1.2 billion in aggregate principal amount of 1.875% Medium-Term Notes due 2026, (iii) $600.0 million in aggregate principal amount of Medium-Term Notes due 2022 bearing interest at a floating rate of three-month LIBOR plus 0.35%, (iv) $600.0 million in aggregate principal amount of 0.80% Medium-Term Notes due 2024, and (v) $500.0 million in aggregate principal amount of 2.10% Medium-Term Notes due 2028.

In January 2022, the Company issued $750.0 million in aggregate principal amount of Medium term notes due 2027 bearing interest at a fixed rate of 2.20% and $750.0 million in aggregate principal amount of Medium term notes due 2032 bearing interest at a fixed rate of 2.875%.

Unsecured revolving credit facility

As of December 31, 2021 and December 31, 2020, the Company did not have any amounts outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”).

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

In 2021, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2023 to May 5, 2025. In addition, the Company executed four new lender supplements to the Revolving Credit Facility. After giving effect to the amendment and the new lender supplements, the total revolving commitments increased to approximately $6.8 billion, representing an increase of 13.3% from December 31, 2020. As of December 31, 2021, lenders held revolving commitments totaling approximately $6.1 billion that mature on May 5, 2025, commitments totaling $575.0 million that mature on May 5, 2023 and commitments totaling $105.0 million that mature on May 5, 2022. The amended Revolving Credit Facility also added benchmark replacement language with respect to LIBOR largely based on Alternative Reference Rates Committee LIBOR fallback language and amended certain financial maintenance covenants, including removing the maximum consolidated leverage ratio covenant, increasing the required level for minimum consolidated shareholders’ equity and removing the mechanism for suspending the minimum interest coverage ratio if certain debt ratings are met.

Other debt financings

From time to time, we enter into other debt financings such as unsecured term financings and secured term financings, including export credit. As of December 31, 2021, the remaining maturities of all other debt financings ranged from less than three months to approximately 7.8 years. The outstanding balance on other debt financings was $312.0 million and $1.1 billion as of December 31, 2021 and 2020, respectively.

Maturities

Maturities of debt outstanding as of December 31, 2021 are as follows:

(in thousands)
Years ending December 31,
2022	$2,133,882
2023	2,490,951
2024	2,892,276
2025	2,313,889
2026	3,456,845
Thereafter	3,916,176
Total	$17,204,019

Note 3. Interest Expense
The following table shows the components of interest for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Interest on borrowings	$511,466	$484,896	$456,678
Less capitalized interest	(49,070)	(53,163)	(59,358)
Interest	462,396	431,733	397,320
Amortization of discounts and deferred debt issue costs	50,620	43,025	36,691
Interest expense	$513,016	$474,758	$434,011

Note 4. Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value at December 31, 2021 and December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company had 113,987,154 and 113,852,896 Class A common shares issued and outstanding, respectively. The Company was authorized to issue 10,000,000 shares of Class B common stock, $0.01 par value at December 31, 2021 and December 31, 2020. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of December 31, 2021 or December 31, 2020.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at December 31, 2021 and December 31, 2020. As of December 31, 2021 the Company had 10,000,000 shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share). As of December 31, 2020, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding with an aggregate liquidation preference of $250.0 million.

On March 5, 2019, the Company issued 10,000,000 shares of Series A Preferred Stock. The Company will pay dividends on the
Series A Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

The Company may redeem shares of the Series A Preferred Stock at its option, in whole or in part, from time to time, on any dividend payment date on or after March 15, 2024, for cash at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date, without accumulation of any undeclared dividends. The Company may also redeem shares of the Series A Preferred Stock at the Company’s option under certain other limited conditions. The Series A Preferred Stock ranks on a parity with the Series B Preferred Stock and the Series C Preferred Stock.

On March 2, 2021, the Company issued 300,000 shares of Series B Preferred Stock, $0.01 par value. The Company will pay dividends on the Series B Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

The Company may redeem shares of the Series B Preferred Stock at its option, in whole or in part, from time to time, on any dividend payment date on or after June 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Company may also redeem shares of the Series B Preferred Stock at the Company’s option under certain other limited conditions. The Series B Preferred Stock ranks on a parity with the Series A and Series C Preferred Stock.

In October 2021, the Company issued 300,000 shares of Series C Preferred Stock. The Company will pay dividends on the Series C Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.125% through December 15, 2026, and payable quarterly in arrears beginning on December 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 3.149% per reset period from December 15, 2026 and reset every five years and payable quarterly in arrears.

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

The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2021 (in thousands, except for share and per share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2021	Carrying Value as of December 31, 2021	Issue Date	Dividend Rate in Effect at December 31, 2021	Dividend rate reset date	Dividend rate after reset date
		(in thousands)
Fixed-to-floating-rate:
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Fixed-rate reset:
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Fixed-rate reset:
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total Preferred Stock	10,600,000	$850,000

During the year ended December 31, 2021, the Company repurchased 153,949 shares of its Class A common stock under its previously announced stock repurchase program at an average purchase price of $37.55 per share.

Note 5. Rental Income
At December 31, 2021, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s fleet, which have been delivered as of December 31, 2021, are as follows:

(in thousands)
Years ending December 31,
2022	$2,122,770
2023	1,996,285
2024	1,868,045
2025	1,707,558
2026	1,512,894
Thereafter	5,554,732
Total	$14,762,284
The Company recorded $44.2 million, $11.3 million, and $43.9 million in overhaul revenue based on its lessees’ usage of the aircraft for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of the Company’s owned aircraft portfolio, excluding one aircraft currently off lease:

Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A319-100	—	—	—	1	—	—	1
Airbus A320-200	9	3	6	10	1	1	30
Airbus A320-200neo	—	—	1	—	—	22	23
Airbus A321-200	2	7	1	4	9	3	26
Airbus A321-200neo	—	—	4	—	2	63	69
Airbus A330-200	1	3	3	4	—	2	13
Airbus A330-300	1	2	—	1	—	4	8
Airbus A330-900neo	—	1	—	—	—	8	9
Airbus A350-900	—	—	—	—	1	11	12
Airbus A350-1000	—	—	—	—	—	5	5
Boeing 737-700	—	2	2	—	—	—	4
Boeing 737-800	7	15	7	18	18	23	88
Boeing 737-8 MAX	—	—	1	6	—	21	28
Boeing 737-9 MAX	—	—	—	—	—	7	7
Boeing 777-200ER	—	—	—	1	—	—	1
Boeing 777-300ER	1	2	—	2	7	12	24
Boeing 787-9	—	—	—	—	1	25	26
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	—	1	—	—	—	1
Total	21	35	26	47	39	213	381

Note 6. Concentration of Risk

Geographical and credit risks

As of December 31, 2021, all of the Company’s Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 118 customers whose principal places of business are located in 60 countries as of December 31, 2021 compared to 112 lessees in 60 countries as of December 31, 2020.

Over 95% of the Company’s aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of the Company’s flight equipment subject to operating leases based on net book value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,439,993	32.5%	$6,413,557	31.4%
Asia (excluding China)	5,952,981	26.0%	5,513,498	27.1%
China	2,934,224	12.8%	2,766,543	13.5%
The Middle East and Africa	2,447,919	10.7%	2,356,418	11.6%
U.S. and Canada	1,638,450	7.2%	1,298,974	6.4%
Central America, South America and Mexico	1,566,133	6.8%	1,074,792	5.3%
Pacific, Australia, and New Zealand	919,304	4.0%	956,568	4.7%
Total	$22,899,004	100.0%	$20,380,350	100.0%

At December 31, 2021 and 2020, we owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2021		December 31, 2020
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	50	42.5%	48	42.9%
Asia (excluding China)	22	18.6%	20	17.8%
The Middle East and Africa	14	11.9%	14	12.5%
U.S. and Canada	13	11.0%	11	9.8%
China	9	7.6%	9	8.0%
Central America, South America and Mexico	7	5.9%	7	6.3%
Pacific, Australia, and New Zealand	3	2.5%	3	2.7%
Total	118	100.0%	112	100.0%

(1) A customer is an airline with its own operating certificate.

The following table sets forth the dollar amount and percentage of the Company’s Rental of flight equipment revenues from our flight equipment subject to operating leases attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Europe	$564,479	28.2%	$525,543	27.0%	$531,778	27.7%
Asia (excluding China)	558,020	27.9%	573,722	29.5%	484,017	25.3%
China	352,375	17.6%	341,121	17.5%	357,278	18.6%
The Middle East and Africa	210,977	10.5%	220,017	11.3%	226,932	11.8%
U.S. and Canada	130,717	6.5%	106,694	5.5%	98,627	5.1%
Central America, South America and Mexico	104,315	5.2%	88,113	4.5%	124,850	6.6%
Pacific, Australia, and New Zealand	82,454	4.1%	91,410	4.7%	93,387	4.9%
Total	$2,003,337	100.0%	$1,946,620	100.0%	$1,916,869	100.0%

For the years ended December 31, 2021, 2020, and 2019, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business. In 2021, 2020, and 2019, no individual airline represented at least 10% of our rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 7. Income Tax
The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$—	$(38,520)	$38,520
State	184	(107)	1,025
Foreign	6,754	2,574	2,937
Deferred:
Federal	94,050	163,002	91,243
State	3,396	3,465	14,839
Foreign	—	—	—
Income tax expense	$104,384	$130,414	$148,564

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Income taxes at statutory federal rate	$113,613	21.0%	$135,802	21.0%	$154,494	21.0%
Foreign tax credit	(15,651)	(2.9)	(9,464)	(1.5)	(18,231)	(2.5)
State income taxes, net of federal income tax effect and other	2,828	0.5	2,653	0.4	12,532	1.7
Other	3,594	0.7	1,423	0.2	(231)	—
Income tax expense	$104,384	19.3%	$130,414	20.1%	$148,564	20.2%

As of December 31, 2021 and 2020, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred tax assets
Net operating losses	$127,591	$24,206
Foreign tax credit	78,286	60,160
Rents received in advance	26,702	28,007
Other	19,743	5,383
Equity compensation	4,462	3,386
Accrued bonus	4,349	1,126
Total deferred tax assets	261,133	122,268

Deferred tax liabilities
Aircraft depreciation	$(1,219,061)	$(995,023)
Straight-line rents	(55,342)	(43,649)
Total deferred tax liabilities	$(1,274,403)	$(1,038,672)

Net deferred tax assets/(liabilities)	$(1,013,270)	$(916,404)

The Company has NOL for federal and state income tax purposes of $600.5 million and $24.0 million as of December 31, 2021, respectively, which are available to offset future taxable income in future periods. The Company has foreign tax credits for federal income tax purposes of $78.3 million as of December 31, 2021 which are available to offset future taxable income in future periods. The Company's loss and tax credit carryforwards expire in the following periods:

	NOL Carryforwards	Tax Credit Carryforwards
	(in thousands)
2022-2026	$—	$11,935
Thereafter	624,538	66,404
Total carryforwards	$624,538	$78,339

The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2021 and 2020 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether forecasted income, together with reversals of existing deferred tax liabilities, and tax planning strategies will be sufficient to recover the deferred tax assets and tax credits in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2021 and 2020, the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2017 tax year and forward.

Note 8. Commitments and Contingencies
Aircraft Acquisition
During the year ended December 31, 2021, the Company increased its committed orderbook by entering into agreements with Airbus to purchase 116 aircraft, including 59 A321neos, 25 A220-300s, 20 A321XLRs, seven A350F and five 330-900s.
As of December 31, 2021, the Company had commitments to acquire a total of 431 new aircraft for delivery through 2028. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for some aircraft deliveries in its orderbook. The Company remains in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of the delivery delays.

	Estimated Delivery Years
Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A220-100/300	4	17	23	20	12	—	76
Airbus A320/321neo(1)	27	24	26	23	32	64	196
Airbus A330-900neo	8	6	4	—	—	—	18
Airbus A350-900/1000	3	3	3	—	—	—	9
Airbus A350F	—	—	—	—	2	5	7
Boeing 737-7/8/9 MAX(2)	33	31	35	2	—	—	101
Boeing 787-9/10(2)	10	3	6	5	—	—	24
Total(3)(4)	85	84	97	50	46	69	431

(1) The Company's Airbus A320/321neo aircraft orders include 28 long-range variants and 49 extra long-range variants.
(2) The table above reflects the conversion for three 787-9 aircraft to 18 737 MAX aircraft pursuant to a February 2022 agreement with Boeing.
(3) The table above reflects Airbus and Boeing aircraft delivery delays based on information currently available to us based on contractual documentation.
(4) Excluded from the table above are orders for 32 Boeing 737 MAX aircraft pursuant to a February 2022 memorandum of understanding signed with Boeing.

Pursuant to our purchase agreements with Boeing and Airbus, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly delayed the planned purchases of our aircraft on order with Boeing and Airbus. Currently, the most significant delivery delays that we are experiencing are with regards to our aircraft orders for Boeing aircraft.

Boeing has experienced significant aircraft delivery delays related to the 737 MAX aircraft stemming from the worldwide grounding of the 737 MAX beginning in March 2019, which resulted in material delivery delays of 737 MAX aircraft from our orderbook. However, a majority of the world’s aviation authorities have re-certified the 737 MAX aircraft during the last two years, with a majority of these re-certifications taking place in 2021.

During 2020, Boeing began to experience manufacturing issues on its 787 aircraft, which also resulted in significant aircraft delivery delays. Currently, Boeing has paused 787 deliveries and currently is unable to forecast when they will resume.

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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $27.7 billion as of December 31, 2021 are as follows:

(in thousands)
Years ending December 31,
2022	$6,533,876
2023	5,399,461
2024	5,571,342
2025	3,041,583
2026	2,730,867
Thereafter	4,454,212
Total	$27,731,341

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of $1.5 billion and $1.8 billion as of December 31, 2021 and 2020, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by its lessees and manufacturers.

Note 9. Net Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B Non-Voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of December 31, 2021, we did not have any Class B Non-Voting common stock outstanding.

Diluted net earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2021, 2020, and 2019, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,083,174, 1,032,305, and 945,565 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2021, 2020, and 2019, respectively.

The following table sets forth the reconciliation of basic and diluted net earnings per share:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands, except share and per share amounts)
Basic earnings per share:
Numerator
Net income	$436,632	$516,264	$587,121
Preferred stock dividends	(28,473)	(15,375)	(11,958)
Net income available to common stockholders	$408,159	$500,889	$575,163
Denominator
Weighted-average common shares outstanding	114,050,578	113,684,782	111,895,433
Basic earnings per share	$3.58	$4.41	$5.14
Diluted earnings per share:
Numerator
Net income	$436,632	$516,264	$587,121
Preferred stock dividends	(28,473)	(15,375)	(11,958)
Net income available to common stockholders	$408,159	$500,889	$575,163
Denominator
Number of shares used in basic computation	114,050,578	113,684,782	111,895,433
Weighted-average effect of dilutive securities	395,515	329,239	1,190,890
Number of shares used in per share computation	114,446,093	114,014,021	113,086,323
Diluted earnings per share	$3.57	$4.39	$5.09

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian-dollar Medium-Term Notes, which were issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of December 31, 2021 and 2020, the estimated fair value of the foreign currency exchange derivative asset was $14.1 million and $14.4 million, respectively.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2021 was $17.6 billion compared to a book value of $17.2 billion. The estimated fair value of debt financing as of December 31, 2020 was $17.6 billion compared to a book value of $16.7 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2021, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2021 and 2020 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 11. Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2021, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,495,097. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period. The Company has two types of book value RSUs; those that vest ratably over a three-year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met. For the book value RSUs that vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period. At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management's assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2021, the Company had 1,571,415 unvested RSUs outstanding of which 376,517 are TSR RSUs. Stock Options are generally granted for a term of 10 years and generally vest over a three-year period.

The Company recorded $26.5 million, $17.6 million, and $20.7 million of stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019, respectively.

Restricted Stock Units

Compensation cost for stock awards is measured at the grant date based on fair value and recognized over the vesting period. The fair value of book value and time based RSUs is determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of RSUs that vest based on the attainment of TSR goals is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the year ended December 31, 2021, the Company granted 597,728 RSUs of which 116,599 are TSR RSUs. The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested at December 31, 2020	1,466,060	$42.03
Granted	597,728	$47.64
Vested	(423,402)	$41.91
Forfeited/canceled	(68,971)	$49.21
Unvested at December 31, 2021	1,571,415	$43.88
Expected to vest after December 31, 2021	1,547,915	$44.45

At December 31, 2021, the outstanding RSUs are expected to vest as follows: 2022—503,906; 2023—468,024; and 2024—575,985.

As of December 31, 2021 there was $28.8 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted average remaining period of 1.79 years.

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

A summary of stock option activity in accordance with the Company’s stock option plan for the year ended December 31, 2021 follows:

	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2018	2,620,295	$20.40	1.49	25,697
Granted	—	—	—	—
Exercised	(2,256,142)	$20.00	—	46,358
Forfeited/canceled	—	—	—	—
Balance at December 31, 2019	364,153	$22.90	0.75	8,965
Granted	—	—	—	—
Exercised	(314,153)	$21.96	—	3,972
Forfeited/canceled	—	—	—	—
Balance at December 31, 2020	50,000	$28.80	0.32	781
Granted	—	—	—	—
Exercised	(50,000)	$28.80	—	993
Forfeited/canceled	—	—	—	—
Balance at December 31, 2021	—	$—	0.00	—

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of our Class A common stock as of the respective date.

As of December 31, 2021, there were no unrecognized compensation costs related to outstanding employee stock options. For the years ended December 31, 2021, 2020, and 2019, there was no stock-based compensation expense related to Stock Options.

Note 12. Aircraft Under Management

As of December 31, 2021, the Company managed 92 aircraft across three aircraft management platforms. The Company managed 51 aircraft through its Thunderbolt platform, 36 aircraft through the Blackbird investment funds and five on behalf of financial institutions.

The Company managed 36 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of December 31, 2021, the Company's non-controlling interests in each fund was 9.5% and is accounted for under the equity method of accounting. The Company's investment in these funds aggregated $73.2 million and

$52.6 million as of December 31, 2021 and 2020, respectively, and is included in Other assets on the Consolidated Balance Sheets. The Company continues to source aircraft investment opportunities for Blackbird II. As of December 31, 2021, Blackbird II has remaining equity capital commitments to acquire up to approximately $363.1 million in aircraft assets, for which the Company has committed to fund up to $10.3 million related to these potential investments.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of December 31, 2021, the Company managed 51 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $9.3 million as of each December 31, 2021 and 2020, and is included in Other assets on the Consolidated Balance Sheets.

Note 13. Net Investment in Sales-type Lease

During the year ended December 31, 2021, the Company entered into an agreement to lease ten A320 aircraft to an airline with terms that meet the criteria of being classified as a sales-type lease. As of December 31, 2021, one A320-200 aircraft was delivered with a remaining lease term of 10.2 years.

Net investment in sales-type lease was included in Other assets in our Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type lease consisted of the following:

December 31, 2021
Future minimum lease payments to be received	$24,805
Estimated residual values of leased flight equipment	9,169
Less: Unearned income	(5,545)
Investment in Sales-type Lease	$28,429

As of December 31, 2021, future minimum lease payments to be received on sales-type lease were as follows:

(in thousands)
Years ending December 31,
2022	$2,255
2023	2,460
2024	2,460
2025	2,460
2026	2,460
Thereafter	12,710
Total	$24,805

Note 14. Update on COVID-19 Pandemic Impact

Throughout 2021, passenger air travel gradually improved. The strong recovery in most domestic markets, together with robust global cargo demand, resulted in steady improvements in airline financial results throughout the year. While domestic travel improved significantly in the United States, Europe, China and Latin America, Inter-Asia traffic did not fare as well given more widespread travel restrictions. It is unclear how long and to what extent travel restrictions will remain in place. In the aggregate, the recovery of passenger traffic from pandemic-level lows has led to a firming market for aircraft values and lease rates. We also expect that the continued recovery of passenger traffic and production-related issues at Boeing and Airbus may contribute to a shortage of new technology aircraft in the years ahead, which could present a favorable environment for aircraft lessors.

Throughout the pandemic, on a case-by-case basis, the Company has agreed to accommodations with approximately 66% of its lessees. The majority of these accommodations have been in the form of partial lease deferrals which, in many cases, include lease extensions. As of December 31, 2021, we had $203.2 million in outstanding deferred rentals as compared to $144.3 million in the prior year, the increase is primarily related to Vietnam Airlines. The majority of our outstanding deferred rentals are scheduled to be repaid within the next two years. In addition to lease deferral arrangements, the Company has from time to time agreed to restructure some of its lease agreements. As part of its lease restructuring agreements, the Company has typically modified its existing leases by extending the lease term and reducing its lease rates. In the aggregate, the impact of these restructurings have extended the weighted average lease term remaining of the Company’s fleet and have decreased its total revenues by $132.5 million for the year ended December 31, 2021.

While lease deferrals may delay the Company's receipt of cash, the Company generally recognizes lease revenue during the period even if a deferral is provided to the lessee, unless it determines collection is not reasonably assured. The Company monitors all lessees with past due lease payments and discusses relevant operational and financial issues facing those lessees in order to determine an appropriate course of action. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis. For a lessee whose revenue the Company recognizes on a cash basis, the Company will not recognize revenue from the lessee if the lease receivables from such lessee exceed the lease security package held by the Company. During the year ended December 31, 2021, the Company was not able to recognize $72.7 million in rental revenue from lessees on a cash basis of accounting because collection was not reasonably assured.

Note 15. Subsequent Events

On February 15, 2022, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series A, Series B and Series C preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.185	March 18, 2022	April 7, 2022
Series A Preferred Stock	$0.384375	February 28, 2022	March 15, 2022
Series B Preferred Stock	$11.625	February 28, 2022	March 15, 2022
Series C Preferred Stock	$10.3125	February 28, 2022	March 15, 2022

In addition, the Company’s board of directors approved a new share repurchase program, which authorized repurchase of up to $150.0 million of the Company’s Class A common stock through September 30, 2022.

In February 2022, the Company agreed to purchase 50 additional 737 MAX aircraft, which consisted of 32 incremental 737 MAX aircraft and 18 737 MAX aircraft resulting from the conversion of three 787 aircraft from our existing orderbook. Deliveries of these aircraft are scheduled to commence in 2024 and continue through 2026. The additional 32 incremental 737 MAX aircraft are pursuant to a memorandum of understanding and are subject to the negotiation of definitive purchase agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and principal executive officer and our Chief Financial Officer and principal financial officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Information about our Executive Officers”, the other information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2022, and is incorporated herein by reference.
Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at http://www.airleasecorp.com under the “Investors” tab.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K below, will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	4,495,097
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,495,097

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

3.    Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018
3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019	8-A	001-35121	3.2	March 4, 2019
3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021
3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021
4.2	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.3	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.4	Form of Stock Certificate representing the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	8-A	001-35121	4.2	March 4, 2019
4.5	Form of Stock Certificate representing the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	8-K	001-35121	4.1	March 2, 2021
4.6	Form of Stock Certificate representing the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-35121	4.1	October 13, 2021
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012
4.8	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.9	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023)	8-K	001-35121	4.2	August 15, 2016
4.10	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.2	March 8, 2017
4.11	Thirteenth Supplemental Indenture, dated as of June 12, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 2.625% Senior Notes due 2022	8-K	001-35121	4.2	June 12, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.12	Fourteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 2.750% Senior Notes due 2023	8-K	001-35121	4.2	November 20, 2017
4.13	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.3	November 20, 2017
4.14	Seventeenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.250% Senior Notes due 2025	8-K	001-35121	4.3	January 16, 2018
4.15	Eighteenth Supplemental Indenture, dated as of June 18, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.875% Senior Notes due 2023	8-K	001-35121	4.2	June 18, 2018
4.16	Nineteenth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.5% Senior Notes due 2022	8-K	001-35121	4.2	September 17, 2018
4.17	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028	8-K	001-35121	4.3	September 17, 2018
4.18	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”)	S-3/A	333-224828	4.4	November 20, 2018
4.19	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
4.20	Form of 2018 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018
4.21	Form of 2018 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018
4.22	Form of 2021 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 7, 2021
4.23	Form of 2021 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 7, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
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
10.1	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-Q	001-35121	10.5	May 8, 2014
10.2	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.1	June 2, 2015
10.3	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015
10.4	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.7	February 25, 2016
10.5	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.8	February 25, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.7	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.2	June 1, 2016
10.8	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.10	February 23, 2017
10.9	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 23, 2017
10.10	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 23, 2017
10.11	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	May 4, 2017
10.12	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.4	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 4, 2017
10.14	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.8	November 9, 2017
10.15	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 3, 2018
10.16	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 22, 2018
10.17	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 22, 2018
10.18	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.10	May 10, 2018
10.19	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	November 8, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20	New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent Agent	10-K	001-35121	10.22	February 21, 2019
10.21	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.23	February 21, 2019
10.22	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.24	February 21, 2019
10.23	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 9, 2019
10.24	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 9, 2019
10.25	Commitment Increase Supplement, dated July 31, 2019, to the Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	August 8, 2019
10.26	New Lender Supplement, dated January 23, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.28	February 14, 2020

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	New Lender Supplement, dated March 5, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.1	May 7, 2020
10.28	New Lender Supplement, dated February 2, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.31	February 22, 2021
10.29	Sixth Amendment and Extension Agreement, dated April 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2021
10.30	New Lender Supplement, dated September 10, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	November 4, 2021
10.31
New Lender Supplement, dated November 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith
10.32
New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33
New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith
10.34	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 7, 2013
10.35	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.36	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.37	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.38	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016
10.39†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.40†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017
10.41†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.42†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017
10.43†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 8, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.44†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 8, 2018
10.45†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 9, 2019
10.46†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 9, 2019
10.47†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03659, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.43	February 14, 2020
10.48†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03659, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	May 7, 2020
10.49†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement")	10‑Q	001‑35121	10.2	May 9, 2013
10.50†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.51†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.52†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 5, 2015
10.53†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.15	August 4, 2016
10.54†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.16	August 4, 2016
10.55†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.56†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2017
10.57†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.37	February 22, 2018
10.58†	Amendment No. 9 to A350XWB Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 9, 2018
10.59†	Amendment No. 10 to A350XWB Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.47	February 21, 2019
10.60†	Amendment No. 11 to the Airbus A350XWB Family Purchase Agreement, dated May 15, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 8, 2019
10.61†	Amendment No. 12 to A350XWB Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.56	February 14, 2020
10.62†	Amendment No. 13 to A350XWB Family Purchase Agreement, dated February 21, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 7, 2020
10.63†	Amendment No. 14 to the A350XWB Family Purchase Agreement, dated June 30, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 6, 2020
10.64†	Amendment No. 15 to the A350XWB Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2020
10.65†	Amendment No. 16 to the A350XWB Family Purchase Agreement, dated October 29, 2021, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.66†	Amendment No. 17 to the A350XWB Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.67†	Amendment and Restatement Agreement of Letter Agreement No. 1 to Amendment No. 10 to the Airbus A350 Family Purchase Agreement, dated April 26, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 8, 2019
10.68†	Amendment and Restatement Agreement of Letter Agreement No. 2 to Amendment No. 10 to the A330-900neo PA, dated July 7, 2021, for Model A330-900 Aircraft.	10-Q	001-35121	10.2	November 4, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.69†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 7, 2013
10.70†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.12	May 4, 2017
10.71†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 7, 2013
10.72†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.73†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.13	May 4, 2017
10.74†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.75†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.76†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.77†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.14	May 4, 2017
10.78†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.15	May 4, 2017
10.79†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.80†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 3, 2017
10.81†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	August 3, 2017
10.82†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	August 3, 2017
10.83†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 9, 2017
10.84†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.5	November 9, 2017
10.85†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 8, 2018
10.86†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 10, 2018
10.87†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 8, 2018
10.88†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.67	February 21, 2019
10.89†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.68	February 21, 2019
10.90†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 9, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.91†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 9, 2019
10.92†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	August 9, 2019
10.93†	Supplemental Agreement No. 24 to Purchase Agreement No. PA-03791, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.82	February 14, 2020
10.94†	Supplemental Agreement No. 25 to Purchase Agreement No. PA-03791, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	May 7, 2020
10.95†	Supplemental Agreement No. 26 to Purchase Agreement No. PA-03791, dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.91	February 22, 2021
10.96†	Supplemental Agreement No. 27 to Purchase Agreement No. PA-03791, dated April 6, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 5, 2021
10.97†	Supplemental Agreement No. 28 to Purchase Agreement No. PA-03791, dated July 22, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 4, 2021
10.98†	Supplemental Agreement No. 29 to Purchase Agreement No. PA-03791, dated November 19, 2021, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.99†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.92	February 22, 2021
10.100†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.93	February 22, 2021
10.101†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”)	10-Q	001-35121	10.2	August 9, 2012
10.102†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.103†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.104†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.105†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.106†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.107†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.108†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.109†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.110†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.111†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.112†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.113†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.114†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.115†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.116†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.117†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.118†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.119†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017
10.120†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.121†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017
10.122†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.123†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.124†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.92	February 21, 2019
10.125†	Amendment No. 24 to A320 NEO Family Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.107	February 14, 2020
10.126†	Amendment No. 25 to A320 NEO Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.108	February 14, 2020
10.127†	Amendment No. 26 to A320 NEO Family Purchase Agreement, dated April 7, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 6, 2020
10.128†	Amendment No. 27 to A320 NEO Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 9, 2020
10.129†	Amendment No. 28 to A320 NEO Family Purchase Agreement, dated December 22, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.122	February 22, 2021
10.130†	Amendment No. 29 to A320 NEO Family Purchase Agreement, dated December 24, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.123	February 22, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.131†	Amendment No. 30 to A320 NEO Family Purchase Agreement, dated April 28, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 5, 2021
10.132†	Amendment No. 31 to A320 NEO Family Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 5, 2021
10.133†	Amendment No. 32 to A320 NEO Family Purchase Agreement, dated July 31, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 4, 2021
10.134†	Amendment No. 33 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.135†	Amendment No. 34 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.136†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.137†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.138†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017
10.139†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018
10.140†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018
10.141†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.98	February 21, 2019
10.142†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 9, 2019
10.143†	Amendment No. 7 to A330-900 NEO Purchase Agreement, dated August 8, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 7, 2019
10.144†	Amendment No. 8 to A330-900 NEO Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.117	February 14, 2020

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.145†	Amendment No. 9 to A330-900 NEO Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.118	February 14, 2020
10.146†	Amendment No. 10 to the A330-900 NEO Purchase Agreement, dated June 14, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 6, 2020
10.147†	Amendment No. 11 to the A330-900 NEO Purchase Agreement, dated August 31, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2020
10.148†	Amendment No. 12 to the A330-900 NEO Purchase Agreement, dated October 2, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.136	February 22, 2021
10.149†	Amendment No. 13 to the A330-900 NEO Purchase Agreement, dated December 24, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.137	February 22, 2021
10.150†	Amendment No. 14 to the A330-900 NEO Purchase Agreement, dated December 13, 2021, between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.151†	Amendment No. 15 to the A330-900 NEO Purchase Agreement, dated December 20, 2021, between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.152†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.99	February 21, 2019
10.153†	Amendment No. 1 to Agreement, dated October 30, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.120	February 14, 2020
10.154†	Amendment No. 2 to Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.121	February 14, 2020
10.155†	Amendment No. 3 to Agreement, dated August 31, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.2	November 9, 2020
10.156†	Amendment No. 4 to Agreement, dated December 22, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.142	February 22, 2021
10.157†	Amendment No. 5 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.158†	Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.122	February 14, 2020
10.159†	Amendment No. 1 to Agreement, dated June 14, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	August 6, 2020
10.160†	Amendment No. 2 to Agreement, dated October 2, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.145	February 22, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.161†	Amendment No. 3 to Agreement, dated April 6, 2021, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.6	August 5, 2021
10.162†	Amendment No. 4 to Agreement, dated July 7, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 4, 2021
10.163†	Amendment No. 5 to the Agreement, dated July 31, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 4, 2021
10.164†	Agreement, dated December 20, 2019, among Airbus S.A.S. and Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.123	February 14, 2020
10.165†	Amendment No. 1 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.166†	A220 Purchase Agreement, dated December 20, 2019, by and between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.124	February 14, 2020
10.167†	Amendment No. 1 to the A220 Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus Canada Limited Partnership	10-Q	001-35121	10.5	November 9, 2020
10.168†	Amendment No. 2 to the A220 Purchase Agreement, dated April 6, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	August 5, 2021
10.169†	Amendment No. 3 to the A220 Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.3	August 5, 2021
10.170†	Amendment No. 4 to the A220 Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith
10.171†	2021 Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.172§	Employment Agreement between Air Lease Corporation Hong Kong Limited and Jie Chen, effective June 6, 2019	8-K	001-35121	10.1	June 7, 2019
10.173§	Letter Agreement between Air Lease Corporation and Jie Chen, dated June 5, 2019	8-K	001-35121	10.2	June 7, 2019
10.174§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019	8-K	001-35121	10.3	June 7, 2019
10.175§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013)	10-Q	001-35121	10.3	May 9, 2013

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.176§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1/A	333-171734	10.5	February 22, 2011
10.177§	Air Lease Corporation Annual Cash Bonus Plan	8-K	001-35121	10.1	November 14, 2018
10.178§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.179§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.180§	Form of Grant Notice and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.4	August 9, 2018
10.181§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.3	August 9, 2018
10.182§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.3	May 10, 2018
10.183§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.1	May 10, 2018
10.184§	Bonus in a Form of a Grant Notice (Time-Based Vesting) and a Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2019	10-K	001-35121	10.118	February 21, 2019
10.185§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.2	May 10, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.186§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.4	May 4, 2017
10.187§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy	10-Q	001-35121	10.2	August 4, 2016
10.188§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger	10-Q	001-35121	10.3	August 4, 2016
10.189§	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017	10-Q	001-35121	10.1	May 4, 2017
10.190§	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.191§	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020	10-Q	001-35121	10.5	May 7, 2020
10.192§	Air Lease Corporation Non-Employee Director Compensation (as amended May 8, 2019)	10-K	001-35121	10.148	February 14, 2020
10.193†	Amendment No. 6 to the Purchase Agreement COM0188-10, dated May 2, 2011 by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer - Empresa Brasileira de Aeronáutica S.A.)	10-K	001-35121	10.170	February 22, 2021
10.194†	Amendment No. 7 to the Purchase Agreement COM0188-10, dated June 15, 2011, by and between Air Lease Corporation and Embraer S.A. (f/k/a Embraer — Empresa Brasileira de Aeronáutica S.A.)	10-K	001-35121	10.170	February 22, 2021
21.1	List of Significant Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.1	Certification of the Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2022.

AIR LEASE CORPORATION

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Executive Chairman of the Board of Directors	February 17, 2022
Steven F. Udvar-Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 17, 2022
John L. Plueger

/s/ Matthew J. Hart	Director	February 17, 2022
Matthew J. Hart

/s/ Yvette Hollingsworth Clark	Director	February 17, 2022
Yvette Hollingsworth Clark

/s/ Cheryl Gordon Krongard	Director	February 17, 2022
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 17, 2022
Marshall O. Larsen

/s/ Susan R. McCaw	Director	February 17, 2022
Susan R. McCaw

/s/ Robert A. Milton	Director	February 17, 2022
Robert A. Milton

/s/ Ian M. Saines	Director	February 17, 2022
Ian M. Saines