Form 10-Q
period 2022-03-31
AIR LEASE CORP
filed 2022-05-05
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At May 4, 2022, there were 110,858,351 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended March 31, 2022

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, including the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, our access to the capital markets, the impact of lease deferrals and other accommodations, aircraft delivery delays and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

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
•    the extent to which the Russian invasion of Ukraine and the impact of sanctions imposed by the United States, European Union, United Kingdom and other countries affect our business, including our efforts to pursue insurance claims to recover losses related to aircraft that remain in Russia;
•    the extent to which the COVID-19 pandemic impacts our business;
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
•    other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•    any additional factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, “Part II — Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and other SEC filings, including future SEC filings.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$1,490,765	$1,086,500
Restricted cash	21,291	21,792
Flight equipment subject to operating leases	26,552,246	27,101,808
Less accumulated depreciation	(4,267,934)	(4,202,804)
	22,284,312	22,899,004
Deposits on flight equipment purchases	1,626,874	1,508,892
Other assets	1,451,607	1,452,534
Total assets	$26,874,849	$26,968,722
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$544,280	$611,757
Debt financing, net of discounts and issuance costs	17,824,725	17,022,480
Security deposits and maintenance reserves on flight equipment leases	1,120,234	1,173,831
Rentals received in advance	135,642	138,816
Deferred tax liability	880,383	1,013,270
Total liabilities	$20,505,264	$19,960,154
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$106	$106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,317,259 and 113,987,154 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,113	1,140
Class B non-voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,259,105	3,399,245
Retained earnings	3,109,331	3,609,885
Accumulated other comprehensive loss	(70)	(1,808)
Total shareholders’ equity	$6,369,585	$7,008,568
Total liabilities and shareholders’ equity	$26,874,849	$26,968,722

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenues
Rental of flight equipment	$566,554	$468,095
Aircraft sales, trading and other	30,107	6,732
Total revenues	596,661	474,827

Expenses
Interest	117,277	117,986
Amortization of debt discounts and issuance costs	13,198	12,025
Interest expense	130,475	130,011
Depreciation of flight equipment	235,308	208,965
Write-off of Russian fleet	802,352	—
Selling, general and administrative	32,762	26,914
Stock-based compensation	(2,523)	5,408
Total expenses	1,198,374	371,298
(Loss)/income before taxes	(601,713)	103,529
Income tax benefit/(expense)	132,720	(19,437)
Net (loss)/income	$(468,993)	$84,092
Preferred stock dividends	(10,425)	(3,844)
Net (loss)/income attributable to common stockholders	$(479,418)	$80,248

Other comprehensive income/(loss):
Foreign currency translation adjustment	(3,019)	(3,807)
Change in fair value of hedged transactions	5,230	2,221
Total tax (expense)/benefit on other comprehensive income/loss	(473)	339
Other comprehensive income/(loss), net of tax	1,738	(1,247)
Total comprehensive (loss)/income attributable for common stockholders	$(477,680)	$79,001

(Loss)/Earnings per share of common stock:
Basic	$(4.21)	$0.70
Diluted	$(4.21)	$0.70
Weighted-average shares outstanding
Basic	113,894,867	113,958,403
Diluted	113,894,867	114,237,109

Dividends declared per share of common stock	$0.185	$0.16

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings		Total
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	$7,008,568
Issuance of common stock upon vesting of restricted stock units	—	—	477,656	5	—	—	(3)	—	—	2
Common stock repurchased	—	—	(2,959,458)	(30)	—	—	(129,519)	—	—	(129,549)
Stock-based compensation	—	—	—	—	—	—	(2,523)	—	—	(2,523)
Cash dividends (declared $0.185 per share of Class A common stock)	—	—	—	—	—	—	—	(21,136)	—	(21,136)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	1,738	1,738
Tax withholdings on stock based compensation	—	—	(188,093)	(2)	—	—	(8,095)	—	—	(8,097)
Net loss	—	—	—	—	—	—	—	(468,993)	—	(468,993)
Balance at March 31, 2022	10,600,000	$106	111,317,259	$1,113	—	$—	$3,259,105	$3,109,331	$(70)	$6,369,585

	Preferred Stock		Class A Common Stock		Class B Non-Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings		Total
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341
Issuance of preferred stock	300,000	3	—	—	—	—	295,446	—	—	295,449
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	425,232	4	—	—	1,437	—	—	1,441
Stock-based compensation	—	—	—	—	—	—	5,408	—	—	5,408
Cash dividends (declared $0.16 per share of Class A common stock)	—	—	—	—	—	—	—	(18,259)	—	(18,259)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,247)	(1,247)
Tax withholdings on stock based compensation	—	—	(157,266)	(2)	—	—	(7,167)	—	—	(7,169)
Net income	—	—	—	—	—	—	—	84,092	—	84,092
Balance at March 31, 2021	10,300,000	$103	114,120,862	$1,141	—	$—	$3,088,302	$3,339,588	$(922)	$6,428,212

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Operating Activities
Net (loss)/income	$(468,993)	$84,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	235,308	208,965
Write-off of Russian fleet	802,352	—
Stock-based compensation	(2,523)	5,408
Deferred taxes	(133,360)	18,577
Amortization of debt discounts and issuance costs	13,198	12,025
Amortization of prepaid lease costs	13,193	10,790
Gain on aircraft sales, trading and other activity	(66,791)	(99)
Changes in operating assets and liabilities:
Other assets	(74,560)	(35,323)
Accrued interest and other payables	(64,068)	(59,914)
Rentals received in advance	938	(10,231)
Net cash provided by operating activities	254,694	234,290
Investing Activities
Acquisition of flight equipment under operating lease	(395,402)	(404,379)
Payments for deposits on flight equipment purchases	(172,943)	(103,382)
Proceeds from aircraft sales, trading and other activity	750	—
Acquisition of aircraft furnishings, equipment and other assets	(52,974)	(41,923)
Net cash used in investing activities	(620,569)	(549,684)
Financing Activities
Issuance of common stock upon exercise of options	—	1,441
Cash dividends paid on Class A common stock	(21,088)	(18,216)
Common shares repurchased	(97,644)	—
Net proceeds from preferred stock issuance	—	295,449
Cash dividends paid on preferred stock	(10,425)	(3,844)
Tax withholdings on stock-based compensation	(8,095)	(7,169)
Proceeds from debt financings	1,497,615	791,645
Payments in reduction of debt financings	(708,847)	(1,157,577)
Debt issuance costs	(2,740)	(1,335)
Security deposits and maintenance reserve receipts	125,727	21,278
Security deposits and maintenance reserve disbursements	(4,864)	(11,852)
Net cash provided / (used) by financing activities	769,639	(90,180)
Net increase / (decrease) in cash	403,764	(405,574)
Cash, cash equivalents and restricted cash at beginning of period	1,108,292	1,757,767
Cash, cash equivalents and restricted cash at end of period	$1,512,056	$1,352,193
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $9,365 and $13,543 at March 31, 2022 and 2021, respectively	$179,026	$177,685
Cash paid for income taxes	$3,446	$1,101
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$85,791	$176,618
Cash dividends declared on Class A common stock, not yet paid	$21,136	$18,259

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of March 31, 2022, the Company owned 370 aircraft, managed 87 aircraft and had 451 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2022, and for all periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the classifications in 2022.

Note 3.    Debt Financing

The Company’s consolidated debt as of March 31, 2022 and December 31, 2021 is summarized below:

	March 31, 2022	December 31, 2021
	(in thousands)
Unsecured
Senior notes	$17,695,077	$16,892,058
Term financings	195,275	167,000
Total unsecured debt financing	17,890,352	17,059,058
Secured
Term financings	123,452	126,660
Export credit financing	16,637	18,301
Total secured debt financing	140,089	144,961

Total debt financing	18,030,441	17,204,019
Less: Debt discounts and issuance costs	(205,716)	(181,539)
Debt financing, net of discounts and issuance costs	$17,824,725	$17,022,480

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior unsecured notes (including Medium-Term Note Program)

As of March 31, 2022, the Company had $17.7 billion in senior unsecured notes outstanding. As of December 31, 2021, the Company had $16.9 billion in senior unsecured notes outstanding.

During the three months ended March 31, 2022, the Company issued $1.5 billion in aggregate principal amount of senior unsecured notes comprised of (i) $750.0 million in aggregate principal amount of 2.20% Medium-Term Notes due 2027, and (ii) $750.0 million in aggregate principal amount of 2.875% Medium-Term Notes due 2032.

Unsecured revolving credit facility

As of March 31, 2022 and December 31, 2021, the Company did not have any amounts outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

As of March 31, 2022, borrowings under the Revolving Credit Facility accrued interest at LIBOR plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to increases or decreases based on declines or improvements in the credit ratings for the Company’s debt.

In April 2022, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2025 to May 5, 2026 and, after giving effect to $65.0 million in commitments that matured on May 5, 2022, increased the total revolving commitments to approximately $7.0 billion as of May 5, 2022. As of May 5, 2022, lenders held revolving commitments totaling approximately $6.5 billion that mature on May 5, 2026, commitments totaling $132.5 million that mature on May 5, 2025 and commitments totaling $400.0 million that mature on May 5, 2023. The amended Revolving Credit Facility also replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As a result of the amendment, borrowings under the amended Revolving Credit Facility accrue interest at the Adjusted Term SOFR (as defined in the Revolving Credit Facility), plus a margin of 1.05% per year subject to increases or decreases based on declines or improvements in the credit ratings for the Company’s debt.

Other debt financings

From time to time, the Company enters into other debt financings such as unsecured term financings and secured term financings, including export credit. As of March 31, 2022, the outstanding balance on other debt financings was $335.4 million and the Company had pledged three aircraft as collateral with a net book value of $219.7 million. As of December 31, 2021, the outstanding balance on other debt financings was $312.0 million and the Company had pledged three aircraft as collateral with a net book value of $222.2 million.

Maturities

Maturities of debt outstanding as of March 31, 2022 are as follows:

(in thousands)
Years ending December 31,
2022	$1,376,451
2023	2,538,951
2024	2,894,628
2025	2,327,389
2026	3,472,845
Thereafter	5,420,177
Total	$18,030,441

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the three months ended March 31, 2022:

(in thousands)
Net book value as of December 31, 2021	$22,899,004
Additions	490,888
Depreciation	(235,308)
Transfers to net investments in sales-type leases	(79,255)
Write-off of Russian fleet	(791,017)
Net book value as of March 31, 2022	$22,284,312

Accumulated depreciation as of March 31, 2022	$(4,267,934)

Write-off of Russian fleet

In response to the sanctions against certain industry sectors and parties in Russia, in March 2022, the Company terminated all of its leasing activities in Russia, including 24 aircraft in its owned fleet. As of May 5, 2022, 21 aircraft in the Company’s owned fleet remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the termination of leasing activities and our repeated demands for the return of our assets. While the Company maintains title to the aircraft, the Company has determined that it is unlikely it will regain possession of the aircraft that have not been returned and that remain in Russia. As such, during the three months ended March 31, 2022, the Company recognized a loss from asset write-offs of its interests in owned aircraft that remain in Russia, totaling approximately $791.0 million. The 21 aircraft that remain in Russia have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft. Collection, timing and amounts of any insurance recoveries is uncertain.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.    Commitments and Contingencies

Aircraft Acquisition

During the quarter ended March 31, 2022, the Company increased its committed orderbook by entering into agreements with Boeing to purchase 50 aircraft, which includes the conversion of three 787-9 aircraft to 18 737 MAX aircraft. In addition, the Company canceled five aircraft in its orderbook that were slated for delivery in Russia. As of March 31, 2022, the Company had commitments to purchase 451 aircraft from Boeing and Airbus for delivery through 2028, with an estimated aggregate commitment of $28.8 billion.

The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for some aircraft deliveries in its orderbook. The Company remains in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of the delivery delays.

	Estimated Delivery Years
Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A220-100/300	4	17	23	20	12	—	76
Airbus A320/321neo(1)	24	24	26	23	32	64	193
Airbus A330-900neo	7	6	4	—	—	—	17
Airbus A350-900/1000	3	3	3	—	—	—	9
Airbus A350F	—	—	—	—	2	5	7
Boeing 737-8/9 MAX	25	31	35	18	16	—	125
Boeing 787-9/10	3	7	8	6	—	—	24
Total(2)	66	88	99	67	62	69	451

(1) The Company’s Airbus A320/321neo aircraft orders include 27 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Pursuant to our purchase agreements with Boeing and Airbus, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly delayed the planned purchases of our aircraft on order with Boeing and Airbus. The Company is currently experiencing delivery delays with both Boeing and Airbus aircraft. However, the most significant delivery delays are with the Company’s aircraft orders for Boeing 787 aircraft.

During 2020, Boeing began to experience manufacturing issues on its 787 aircraft, which resulted in significant aircraft delivery delays. Boeing has halted 787 deliveries and has not indicated when they will resume. Accordingly, we have not taken delivery of any 787s since the halting of the deliveries, and the timing of deliveries of the aircraft for the remainder of this year and potentially beyond remains uncertain.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $28.8 billion at March 31, 2022, are as follows:

(in thousands)
Years ending December 31,
2022	$4,446,438
2023	6,049,551
2024	6,400,067
2025	4,006,352
2026	3,491,754
Thereafter	4,450,903
Total	$28,845,065

The Company has made non-refundable deposits on the aircraft for which the Company has commitments to purchase of $1.6 billion and $1.5 billion as of March 31, 2022 and December 31, 2021, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits. Further, the Company would be exposed to breach of contract claims by its lessees and manufacturers.

Note 6.    Rental Income

At March 31, 2022, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of March 31, 2022 are as follows:

(in thousands)
Years ending December 31,
2022 (excluding the three months ended March 31, 2022)	$1,547,862
2023	1,952,007
2024	1,826,854
2025	1,678,155
2026	1,485,049
Thereafter	5,605,989
Total	$14,095,916

Note 7. (Loss)/Earnings Per Share

Basic (loss)/earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of March 31, 2022, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. Since the Company was in a loss position for the three months ended March 31, 2022, diluted net loss per share is the same as basic net loss per share for the period as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the three months ended March 31, 2022, the Company excluded 249,781 potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. For the three months ended March 31, 2021, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,046,967 and 1,085,311

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2022 and 2021, respectively.

The following table sets forth the reconciliation of basic and diluted (loss)/earnings per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share)
Basic (loss)/earnings per share:
Numerator
Net (loss)/income	$(468,993)	$84,092
Preferred stock dividends	(10,425)	(3,844)
Net (loss)/income attributable to common stockholders	$(479,418)	$80,248
Denominator
Weighted-average common shares outstanding	113,894,867	113,958,403
Basic (loss)/earnings per share	$(4.21)	$0.70
Diluted (loss)/earnings per share:
Numerator
Net (loss)/income	$(468,993)	$84,092
Preferred stock dividends	(10,425)	(3,844)
Net (loss)/income attributable to common stockholders	$(479,418)	$80,248
Denominator
Number of shares used in basic computation	113,894,867	113,958,403
Weighted-average effect of dilutive securities	—	278,706
Number of shares used in per share computation	113,894,867	114,237,109
Diluted (loss)/earnings per share	$(4.21)	$0.70

Note 8.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes which were issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of March 31, 2022 and December 31, 2021, the estimated fair value of the foreign currency exchange derivative asset was $19.4 million and $14.1 million, respectively.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2022 was $17.5 billion compared to a book value of $18.0 billion. The estimated fair value of debt financing as of December 31, 2021 was $17.6 billion compared to a book value of $17.2 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at March 31, 2022, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2022 and December 31, 2021 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.    Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had 111,317,259 and 113,987,154 Class A common shares issued and outstanding, respectively. The Company was authorized to issue 10,000,000 shares of Class B common stock, $0.01 par value at March 31, 2022 and December 31, 2021. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of March 31, 2022 or December 31, 2021.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2022 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2022	Carrying Value as of March 31, 2022	Issue Date	Dividend Rate in Effect at March 31, 2022	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total Preferred Stock	10,600,000	$850,000

During the three months ended March 31, 2022, the Company repurchased 2,959,458 shares of its Class A common stock under its stock repurchase program at an average purchase price of $43.77 per share.

In April 2022, the Company repurchased an additional 461,416 shares of its Class A common stock under the Company’s stock repurchase plan at an average purchase price of $44.33 per share. Such repurchases completed the repurchase of the entire $150.0 million of outstanding shares authorized under the Company’s stock repurchase plan. The plan terminated in April 2022 upon completion of such repurchase.

Note 10.     Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2022, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,199,596. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

As of March 31, 2022, the Company had no outstanding Stock Options and no unrecognized compensation costs related to outstanding Stock Options. For the three months ended March 31, 2022 and 2021, there were no stock-based compensation expenses related to Stock Options. For the three months ended March 31, 2022, the Company recorded a net reversal of previously recognized stock based compensation of $2.5 million. The Company recorded $5.4 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2021. The decrease in stock-based compensation relates to reductions in the underlying vesting estimates of certain book value RSUs as the performance criteria is no longer being considered probable of being achieved.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units

Compensation cost for RSUs is measured at the grant date based on fair value and recognized over the vesting period. The fair value of book value and time based RSUs is determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the three months ended March 31, 2022, the Company granted 629,903 RSUs of which 137,729 are TSR RSUs and 220,437 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the three months ended March 31, 2022:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	1,571,415	$43.88
Granted	629,903	$48.06
Vested	(471,867)	$42.23
Forfeited/canceled	(146,306)	$40.03
Unvested at March 31, 2022	1,583,145	$46.11
Expected to vest after March 31, 2022	1,399,784	$46.74

As of March 31, 2022, there was $47.5 million of unrecognized compensation cost related to unvested stock-based payments granted to employees. Total unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.34 years.

Note 11. Aircraft Under Management

As of March 31, 2022, the Company managed 87 aircraft across three aircraft management platforms. The Company managed 48 aircraft through its Thunderbolt platform, 34 aircraft through the Blackbird investment funds and five on behalf of financial institutions.

The Company managed 34 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of March 31, 2022, the Company's non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $62.4 million and $73.2 million as of March 31, 2022 and December 31, 2021, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of March 31, 2022, the Company managed 48 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million and $9.3 million as of March 31, 2022 and December 31, 2021, respectively and is included in Other assets on the Consolidated Balance Sheets.

In response to the sanctions against certain industry sectors and parties in Russia, in March 2022 the Company terminated all of its leasing activities in Russia, including eight aircraft from its managed fleet. As of May 5, 2022, six aircraft in the Company’s managed fleet remain in Russia. While the Company maintains title to the aircraft, the Company has determined that it is unlikely it will regain possession of the aircraft that have not been returned and that remain in Russia. As a result, during the three months ended March 31, 2022, the Company recognized asset write-offs of $11.4 million related to its investments in the managed platforms that own such aircraft.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Net Investment in Sales-type Leases

As of March 31, 2022, the Company had four A320-200 aircraft on lease to an airline with terms that meet the criteria of being classified as a sales-type lease.

Net investment in sales-type leases was included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

March 31, 2022
Future minimum lease payments to be received	$98,810
Estimated residual values of leased flight equipment	36,675
Less: Unearned income	(22,782)
Net Investment in Sales-type Leases	$112,703

As of March 31, 2022, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2022 (excluding the three months ended March 31, 2022)	$6,970
2023	9,840
2024	9,840
2025	9,840
2026	9,840
Thereafter	52,480
Total	$98,810

Note 13. Subsequent Events

On May 4, 2022, the Company’s board of directors approved quarterly dividends for the Company’s Class A common stock and Series A, B and C Preferred Stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.185	June 7, 2022	July 8, 2022
Series A Preferred Stock	$0.384375	May 31, 2022	June 15, 2022
Series B Preferred Stock	$11.625	May 31, 2022	June 15, 2022
Series C Preferred Stock	$10.3125	May 31, 2022	June 15, 2022

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

First Quarter Overview

As of March 31, 2022, the net book value of our fleet was $22.3 billion, compared to $22.9 billion as of December 31, 2021. During the three months ended March 31, 2022, we purchased and took delivery of eight aircraft from our new order pipeline, one aircraft from the secondary market and wrote-off the net book value of 21 aircraft that remain in Russia, ending the period with a total of 370 aircraft in our owned aircraft portfolio. The weighted average age of our fleet was 4.5 years and the weighted average lease term remaining was 7.0 years as of March 31, 2022. Our managed fleet was 87 aircraft as of March 31, 2022 as compared to a managed fleet of 92 aircraft as of December 31, 2021. We have a globally diversified customer base comprised of 114 airlines in 60 countries as of March 31, 2022. As of May 5, 2022, all aircraft in our fleet, except for three aircraft, were subject to lease agreements or letters of intent.

During the quarter ended March 31, 2022, we increased our committed orderbook by entering into agreements with Boeing to purchase 50 aircraft, which includes the conversion of three 787-9 aircraft to 18 737 MAX aircraft. In addition, we canceled five aircraft in our orderbook that were slated for delivery in Russia. As of March 31, 2022, we had commitments to purchase 451 aircraft from Boeing and Airbus for delivery through 2028, with an estimated aggregate commitment of $28.8 billion.

We have placed approximately 97% of our committed orderbook on long-term leases for aircraft delivering through the end of 2023 and have placed 52% of our entire orderbook. We ended the first quarter of 2022 with $29.5 billion in committed minimum future rental payments, consisting of $14.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.4 billion in minimum future rental payments related to aircraft which will deliver between 2022 through 2026.

We typically finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, preferred stock issuances, and debt financings. During the three months ended March 31, 2022, we issued $750.0 million in aggregate principal amount of 2.20% Medium-Term Notes due 2027, and $750.0 million in aggregate principal amount of 2.875% Medium-Term Notes due 2032. In addition, we ended the first quarter of 2022 with an aggregate borrowing capacity under our revolving credit facility of $6.8 billion and total liquidity of $8.3 billion. As of March 31, 2022, we had total debt outstanding of $18.0 billion, of which 95.1% was at a fixed rate and 99.2% was unsecured. As of March 31, 2022, our composite cost of funds raised through debt financings was 2.77%.

Our total revenues for the quarter ended March 31, 2022 increased by 25.7% to $596.7 million, compared to the quarter ended March 31, 2021. The increase in total revenues was primarily driven by the continued growth in our fleet, significantly lower cash basis and lease restructuring losses and the recognition of approximately $59.6 million in security deposits and maintenance reserve income resulting from the termination of our leasing activities in Russia as required by government sanctions.

During the first quarter of 2022, the industry continued to recover from the impact of COVID-19. As of March 31, 2022, we had $190.4 million in outstanding deferred rentals due to the impact of the COVID-19 pandemic as compared to $203.2 million as of December 31, 2021. Our collection rate and our lease utilization rate for the three months ended March 31, 2022 were 96.9% and

99.5%, respectively. Our collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, including cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due during the period and is calculated after giving effect to lease deferral arrangements made as of March 31, 2022. The calculation of our collection rate includes cash received and due from lease rentals and maintenance reserves for the 21 aircraft previously included in our owned fleet that remain in Russia through the date we terminated leasing activities. Lease utilization rate is calculated based on the number of days each aircraft, including the 21 aircraft previously included in our owned fleet that remain in Russia as of March 31, 2022, was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft.

During the three months ended March 31, 2022, we recorded a net loss attributable to shareholders of $479.4 million, or $4.21 per diluted share, as compared to net income attributable to shareholders of $80.2 million, or $0.70 per diluted share, in the prior period. Despite the continued growth of our fleet, our net income attributable to shareholders decreased due to the write-off of our interests in our owned and managed fleet that remain in Russia, totaling approximately $802.4 million for the quarter ended March 31, 2022.

After excluding the effects of the write-off and certain other adjustments described below, we recorded adjusted net income before income taxes for the three months ended March 31, 2022 of $200.9 million or $1.76 per diluted share. This increased by approximately 71.6% over the prior period results of $117.1 million or $1.03 per diluted share for the three months ended March 31, 2021. This was due to the continued growth of our fleet and the increase in revenues as discussed above. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” below for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

Impact of Russia-Ukraine Conflict

In connection with the ongoing conflict between Russia and Ukraine, the United States, European Union, United Kingdom and others have imposed, and may continue to impose, economic sanctions and export controls against certain industry sectors and parties in Russia. These sanctions include closures of airspace for aircraft operated by Russian controlled entities, bans on the leasing or sale of aircraft to Russian controlled entities, bans on the export and re-export of aircraft and aircraft components to Russian controlled entities or for use in Russia, and corresponding prohibitions on providing technical assistance, brokering services, insurance and reinsurance, as well as financing or financial assistance.

In response to the sanctions, in March 2022 we terminated all of our leasing activities in Russia, consisting of 24 aircraft in our owned fleet, eight aircraft in our managed fleet and the leasing activity relating to 29 aircraft that have not yet delivered from our orderbook, for which many have been subsequently placed. We also canceled five aircraft in our orderbook that were slated for delivery in Russia. Prior to the Russia-Ukraine conflict, we did not have any aircraft on lease in Belarus and had one aircraft on lease in Ukraine, which is currently located outside of Ukraine. During the quarter, we recognized approximately $59.6 million in security deposits and maintenance reserve income resulting from the termination of our leasing activities in Russia. As of May 5, 2022, 21 aircraft previously included in our owned fleet and six aircraft previously included in our managed fleet were not returned and remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the termination of leasing activities and our repeated demands for the return of our assets. The 21 aircraft previously included in our owned fleet represented 3.4% of our fleet by net book value as of March 31, 2022 and provided approximately $18.0 million per quarter in rental revenue. In addition, our future revenues and cash flows have been impacted by the termination of our leasing activities of the aircraft in Russia, which we have reflected in the table presented in Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

While we maintain title to the aircraft, we determined that it is unlikely we will regain possession of the aircraft that have not been returned and that remain in Russia. As a result, we recorded a write-off of our interests in our owned and managed aircraft that remain in Russia, totaling approximately $802.4 million for the quarter ended March 31, 2022. The 21 aircraft that remain in Russia have been removed from our owned fleet count as of March 31, 2022. Our lessees are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs, including insurance. We are vigorously pursuing insurance claims to recover losses relating to our aircraft that remain in Russia. Collection, timing and amounts of any insurance recoveries is currently uncertain.

For more information regarding the risks we face relating to the Russia-Ukraine conflict, see “Part II — Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q.

Our Fleet

References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet or aircraft classified as net investments in sales-type leases unless the context indicates otherwise. Portfolio metrics of our fleet as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
Net book value of flight equipment subject to operating lease	$22.3	billion	$22.9	billion
Weighted-average fleet age(1)	4.5 years		4.4 years
Weighted-average remaining lease term(1)	7.0 years		7.2 years

Owned fleet	370		382
Managed fleet	87		92
Aircraft on order	451		431
Total	908		905

Current fleet contracted rentals	$14.1	billion	$14.8	billion
Committed fleet rentals	$15.4	billion	$16.1	billion
Total committed rentals	$29.5	billion	$30.9	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$6,746,925	30.2%	$7,439,993	32.5%
Asia (excluding China)	6,109,545	27.4%	5,952,981	26.0%
China	2,902,867	13.0%	2,934,224	12.8%
The Middle East and Africa	2,422,660	10.9%	2,447,919	10.7%
U.S. and Canada	1,596,215	7.2%	1,638,450	7.2%
Central America, South America, and Mexico	1,596,112	7.2%	1,566,133	6.8%
Pacific, Australia, and New Zealand	909,988	4.1%	919,304	4.0%
Total	$22,284,312	100.0%	$22,899,004	100.0%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	28	7.5%	31	8.1%
Airbus A320-200neo	24	6.5%	23	6.0%
Airbus A321-200	24	6.5%	26	6.8%
Airbus A321-200neo	64	17.3%	69	18.1%
Airbus A330-200	13	3.4%	13	3.4%
Airbus A330-300	5	1.4%	8	2.1%
Airbus A330-900neo	10	2.7%	9	2.4%
Airbus A350-900	12	3.2%	12	3.1%
Airbus A350-1000	5	1.4%	5	1.3%
Boeing 737-700	4	1.1%	4	1.0%
Boeing 737-800	84	22.7%	88	23.0%
Boeing 737-8 MAX	30	8.1%	28	7.3%
Boeing 737-9 MAX	8	2.2%	7	1.8%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	6.5%	24	6.3%
Boeing 787-9	26	7.0%	26	6.8%
Boeing 787-10	6	1.6%	6	1.6%
Embraer E190	1	0.3%	1	0.3%
Total	370	100.0%	382	100.0%

As of March 31, 2022, we had contractual commitments to acquire a total of 451 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $28.8 billion, for delivery through 2028 as follows:

	Estimated Delivery Years
Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A220-100/300	4	17	23	20	12	—	76
Airbus A320/321neo(1)	24	24	26	23	32	64	193
Airbus A330-900neo	7	6	4	—	—	—	17
Airbus A350-900/1000	3	3	3	—	—	—	9
Airbus A350F	—	—	—	—	2	5	7
Boeing 737-8/9 MAX	25	31	35	18	16	—	125
Boeing 787-9/10	3	7	8	6	—	—	24
Total(2)	66	88	99	67	62	69	451

(1) Our Airbus A320/321neo aircraft orders include 27 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly delayed the planned purchases of our aircraft on order with Boeing and Airbus. We are currently experiencing delivery delays with both Boeing and Airbus aircraft. However, the most significant delivery delays are with our aircraft orders for Boeing 787 aircraft.

During 2020, Boeing began to experience manufacturing issues on its 787 aircraft, which resulted in significant aircraft delivery delays. Boeing has halted 787 deliveries and has not indicated when they will resume. Accordingly, we have not taken delivery of any 787s since the halting of the deliveries, and the timing of deliveries of the aircraft for the remainder of this year and potentially beyond remains uncertain.

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

We believe that the majority of our 787 aircraft deliveries in our orderbook will be delayed more than 12 months, which would give us, our airline customers and Boeing the right to cancel these aircraft commitments. We are working with Boeing and the respective airlines to find commercial solutions to prevent cancellation rights from being exercised and ultimately, to take delivery of these aircraft. However, as noted above, during the quarter ended March 31, 2022, we elected to cancel five aircraft in our orderbook that were slated for delivery in Russia.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of March 31, 2022, along with the lease placements of such aircraft as of May 5, 2022. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of the delivery delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2022	65	66	98.5%
2023	85	88	96.6%
2024	59	99	59.6%
2025	25	67	37.3%
2026	2	62	3.2%
Thereafter	—	69	—%
Total	236	451

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of March 31, 2022, we had a globally diversified customer base of 114 airlines in 60 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development. Despite the disruption caused to the commercial airline industry by the COVID-19 pandemic since early 2020, global air travel continues to recover and has accelerated in a number of markets. The International Air Transport Association (“IATA”) reported that passenger traffic was up 76% in the month of March 2022 relative to the same month in the prior year, as domestic traffic continued to improve in most markets and the international traffic recovery accelerated in markets where travel restrictions were relaxed. Domestic markets have experienced faster recovery than international markets given generally more relaxed travel restrictions. Global domestic passenger traffic in March 2022 improved 12% relative to the prior year, and was 23% lower than the same month in 2019. International traffic in March of 2022 rose 285% relative to the prior year, though it remains 52% lower than the same month in 2019. We believe COVID-19 vaccination progress, therapeutic treatments and the easing of travel restrictions will continue to support the recovery of air passenger traffic and the commercial airline industry.

As of March 31, 2022, approximately 74% of the net book value of our fleet are leased to flag carriers or airlines that have some form of governmental ownership; however, this does not guarantee our ability to collect contractual rent payments. We believe that having a large portion of the net book value of our fleet on lease with flag carriers or airlines with some form of governmental ownership, coupled with the overall quality of our aircraft and security deposits and maintenance reserves under our leases will help mitigate our customer default risk.

Impacts from the COVID-19 pandemic, including border restrictions and other travel limitations, initially reduced demand for certain aircraft in our fleet resulting in weakened lease rates, most particularly on widebody aircraft. However, starting in the second half of 2021, we experienced increased demand for our aircraft. The overall increased demand, coupled with rising interest rates and inflation, are providing catalysts for a rising lease rate environment and we continue to see this in marketplace. Lease rates can be influenced by several factors including impacts of epidemic diseases, changes in the competitive landscape of the aircraft leasing industry, evolving international trade matters, geopolitical events, and aircraft delivery delays and therefore, are difficult to project or forecast.

As a result of continued manufacturing delays as discussed above in “Our Fleet,” our aircraft delivery schedule could continue to be subject to material changes and delivery delays could extend beyond 2022.

Global economic conditions are also impacting the aircraft leasing industry. Fuel costs have increased significantly in 2022 compared to pandemic lows and interest rates are also increasing. Our airline customers are also currently experiencing wage negotiations and/or pilot shortages, which may increase their operating costs. Also, as noted above, the Russia-Ukraine conflict has impacted global macroeconomic conditions. While these events have not impacted our lessees’ ability to make lease payments to date, if our lessees are not able to effectively manage increased operating costs, it could impact our financial results and cash flows.

We believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. We expect the aviation industry to continue to recover from the impact of COVID-19. As a result of the COVID-19 pandemic, some airlines have accelerated their plans to retire older, less fuel-efficient aircraft that have higher operating and maintenance costs in the current environment. We anticipate that airlines will continue to accelerate the retirement of these types of aircraft, particularly if fuel prices remain elevated, ultimately increasing demand for newer aircraft over time. We also anticipate that when airlines need to add new aircraft to their fleet, they will increasingly elect to lease aircraft instead of purchasing aircraft to reduce capital requirements and manage other operating expenses, and that we will benefit from that trend. We expect a number of these trends to continue in 2022 and beyond.

Liquidity and Capital Resources

Overview

We ended the first quarter of 2022 with available liquidity of $8.3 billion which is comprised of unrestricted cash of $1.5 billion and undrawn balances under our unsecured revolving credit facility of $6.8 billion. We finance the purchase of aircraft and our business operations using available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business on an unsecured basis with primarily fixed-rate debt from public bond offerings. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. We have also issued preferred stock with a total aggregate stated value of $850.0 million. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, secured financings and preferred stock issuances serves as a key advantage in managing our liquidity. Aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next six to twelve months and potentially beyond.

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

We ended the first quarter of 2022 with total debt outstanding of $18.0 billion compared to $17.2 billion as of December 31, 2021. Our unsecured debt outstanding increased to $17.9 billion as of March 31, 2022 from $17.1 billion as of December 31, 2021. Our unsecured debt as a percentage of total debt was 99.2% as of March 31, 2022 and December 31, 2021, respectively.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available borrowings under our unsecured revolving credit facility and general ability to access the capital markets for opportunistic public bond offerings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the first quarter of 2022 with $1.5 billion in unrestricted cash.
•Lease cash flows: We ended the first quarter of 2022 with $29.5 billion in committed minimum future rental payments comprised of $14.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.4 billion in minimum future rental payments related to aircraft which will deliver between 2022 through 2026. These rental payments are a primary driver of our short and long-term operating-cash-flow. As of March 31, 2022, our minimum future rentals on non-cancellable operating leases for the remainder of 2022 was $1.5 billion. For further detail on our minimum future rentals for the remainder of 2022 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of May 5, 2022, our $7.0 billion revolving credit facility is syndicated across 52 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2026, although we expect to refinance this facility in advance of this date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy.
•Senior unsecured bonds: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured bonds, primarily through our Medium-Term Note Program at attractive cost of funds. In 2022, we have issued $1.5 billion of Medium-Term Notes with a weighted average interest rate of 2.54% and we expect to have continued access to the investment grade bond market in the future.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. Although we have scaled back our aircraft sales activity in recent years, assuming aircraft deliveries continue to improve, we are targeting to sell approximately $750.0 million in aircraft for 2022. We did not sell any aircraft in the first quarter of 2022.
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

Our material cash requirements as of March 31, 2022, are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt obligations	$1,376,451	$2,538,951	$2,894,628	$2,327,389	$3,472,845	$5,420,177	$18,030,441
Interest payments on debt outstanding(1)	330,037	469,760	394,183	322,512	225,599	432,631	2,174,722
Purchase commitments(2)(3)	4,446,438	6,049,551	6,400,067	4,006,352	3,491,754	4,450,903	28,845,065
Total	$6,152,926	$9,058,262	$9,688,878	$6,656,253	$7,190,198	$10,303,711	$49,050,228

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2022.
(2) Purchase commitments reflect future Boeing and Airbus aircraft deliveries based on information currently available to us based on contractual documentation. Purchase commitments include only the costs of aircraft in our committed orderbook and do not include costs of aircraft that we have the right to purchase through memorandums of understanding or letters of intent.
(3) Due to the expected aircraft delivery delays, we expect approximately $1.1 billion of our purchase commitments will be subject to cancellation, at our option, by the time of delivery.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock. Based on our expected cash sources and requirements for the remainder of 2022, we expect that we will continue to access the capital markets for public bond offerings in 2022 to meet our cash requirements for aircraft deliveries and debt service obligations.

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
The actual delivery dates of the aircraft in our commitments table and expected time for payment of such aircraft may differ from our estimates and could be further impacted by the pace at which Boeing and Airbus can deliver aircraft, among other factors. We expect to make approximately $3.5 billion to $4.5 billion in aircraft investments in 2022, which reflects a high degree of uncertainty around the Boeing 787 program as well as other potential production delays.
As of March 31, 2022, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report.

Cash Flows

Our cash flows provided by operating activities increased by 8.7% or $20.4 million, to $254.7 million for the three months ended March 31, 2022 as compared to $234.3 million for the three months ended March 31, 2021. Our cash flow provided by operating activities during the three months ended March 31, 2022 increased due to the continued growth of our fleet and an increase in our cash collections as compared to the three months ended March 31, 2021. Our cash flow used in investing activities was $620.6 million for the three months ended March 31, 2022 and $549.7 million for the three months ended March 31, 2021, which resulted primarily from the purchase of aircraft. Our cash flow provided by financing activities was $769.6 million for the three months ended March 31, 2022, which resulted primarily from the issuance of senior unsecured notes, which were used in part to acquire aircraft investments. Our cash flow used in financing activities was $90.2 million for the three months ended March 31, 2021, which resulted primarily from the repayment of outstanding debt partially offset by the issuance of unsecured notes and the issuance of our Series B preferred stock in connection with acquiring aircraft investments.

Debt

Our debt financing was comprised of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	( in thousands, except percentages)
Unsecured
Senior notes	$17,695,077	$16,892,058
Term financings	195,275	167,000
Total unsecured debt financing	17,890,352	17,059,058
Secured
Term financings	123,452	126,660
Export credit financing	16,637	18,301
Total secured debt financing	140,089	144,961

Total debt financing	18,030,441	17,204,019
Less: Debt discounts and issuance costs	(205,716)	(181,539)
Debt financing, net of discounts and issuance costs	$17,824,725	$17,022,480
Selected interest rates and ratios:
Composite interest rate(1)	2.77%	2.79%
Composite interest rate on fixed-rate debt(1)	2.85%	2.90%
Percentage of total debt at a fixed-rate	95.1%	94.8%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of March 31, 2022, we had $17.7 billion in senior unsecured notes outstanding. As of December 31, 2021, we had $16.9 billion in senior unsecured notes outstanding.

During the three months ended March 31, 2022, we issued approximately $1.5 billion in aggregate principal amount of senior unsecured notes comprised of (i) $750.0 million in aggregate principal amount of 2.20% Medium-Term Notes due 2027, and (ii) $750.0 million in aggregate principal amount of 2.875% Medium-Term Notes due 2032.

For more information regarding our senior unsecured notes outstanding, see Note 2 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Unsecured revolving credit facility

As of March 31, 2022 and December 31, 2021, we did not have any amounts outstanding under our unsecured revolving credit facility (the “Revolving Credit Facility”).

As of March 31, 2022, borrowings under the Revolving Credit Facility accrued interest at LIBOR plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to increases or decreases based on declines or improvements in the credit ratings for the Company’s debt. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2022, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2025 to May 5, 2026 and, after giving effect to $65.0 million in commitments that matured on May 5, 2022, increased the total revolving commitments to approximately $7.0 billion as of May 5, 2022. As of May 5, 2022, lenders held revolving commitments totaling approximately $6.5 billion that mature on May 5, 2026, commitments totaling $132.5 million that mature on May 5, 2025 and commitments totaling $400.0 million that mature on May 5, 2023. The amended Revolving Credit Facility also replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As a result of the amendment, borrowings under the amended Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) , plus a margin of 1.05% per year subject to increases or decreases based on declines or improvements in the credit ratings for the Company’s debt.

The Revolving Credit Facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness in an aggregate amount over $100.0 million, and our subsidiaries’ abilities to engage in certain mergers, consolidations, and asset sales. The Revolving Credit Facility also requires us to comply with certain financial maintenance covenants including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. In addition, the Revolving Credit Facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the Revolving Credit Facility and require immediate repayment of all outstanding borrowings.

Other Debt Financings

From time to time, we enter into other debt financings such as unsecured term financings and secured term financings, including export credit. As of March 31, 2022, the outstanding balance on other debt financings was $335.4 million and we had pledged three aircraft as collateral with a net book value of $219.7 million. As of December 31, 2021, the outstanding balance on other debt financings was $312.0 million and we had pledged three aircraft as collateral with a net book value of $222.2 million.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of March 31, 2022 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2022	Carrying Value as of March 31, 2022	Issue Date	Dividend Rate in Effect at March 31, 2022	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total Preferred Stock	10,600,000	$850,000

For more information regarding our preferred stock issued and outstanding, see Note 4 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes the cash dividends that we paid during the three months ended March 31, 2022 on our outstanding Series A, Series B and Series C Preferred Stock:

Payment Date
Title of each class	March 15, 2022
(in thousands)
Series A Preferred Stock	$3,844
Series B Preferred Stock	$3,487
Series C Preferred Stock	$3,094

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

As of March 31, 2022, we had approximately $0.9 billion of floating rate debt outstanding that used either one or three-month LIBOR as the applicable reference rate to calculate the interest on such debt, of which $80.5 million is set to mature after June 30, 2023. Additionally, our perpetual Series A Preferred Stock is set to accrue dividends at a floating rate determined by reference to three-month LIBOR, if available, beginning March 15, 2024. While all of our agreements governing LIBOR-linked debt obligations and Series A Preferred Stock obligations that are set to mature after June 30, 2023 contain LIBOR transition fallback provisions, the lack of a standard market practice and inconsistency in fallback provisions in recent years is reflected across the agreements governing our floating rate debt and Series A Preferred Stock. For our Series A Preferred Stock, if we determine there is no such alternative reference rate, then we must select an independent financial advisor to determine a substitute rate for LIBOR, and if an independent financial advisor cannot determine an alternative reference rate, the dividend rate, business day convention and manner of calculating dividends applicable during the fixed-rate period of the Series A Preferred Stock will be in effect.

In April 2022, we amended and extended our Revolving Credit Facility through an amendment that, among other things, replaced LIBOR with Term SOFR as the benchmark interest rate. After that amendment, borrowings under the amended Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility), plus a margin of 1.05% per year subject to increases or decreases based on declines or improvements in the credit ratings for our debt.

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

If the rate used to calculate interest on our outstanding floating rate debt that as of March 31, 2022, used LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable debt agreement when LIBOR is discontinued, we would expect to incur additional interest expense and preferred dividends of $8.9 million and $2.5 million, respectively on such indebtedness and our Series A Preferred Stock as of March 31, 2022 on an annualized basis.

Credit Ratings

In March 2022, Kroll Bond Ratings reaffirmed our issuer and long term debt ratings and upgraded our outlook from negative to stable. In April 2022, Standard and Poor’s reaffirmed our issuer and long term debt ratings and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 25, 2022
Standard and Poor's	BBB	BBB	Stable	April 21, 2022
Fitch Ratings	BBB	BBB	Stable	July 1, 2021

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenues
Rental of flight equipment	$566,554	$468,095
Aircraft sales, trading and other	30,107	6,732
Total revenues	596,661	474,827
Expenses
Interest	117,277	117,986
Amortization of debt discounts and issuance costs	13,198	12,025
Interest expense	130,475	130,011
Depreciation of flight equipment	235,308	208,965
Write-off of Russian fleet	802,352	—
Selling, general and administrative	32,762	26,914
Stock-based compensation	(2,523)	5,408
Total expenses	1,198,374	371,298
(Loss)/income before taxes	(601,713)	103,529
Income tax benefit/(expense)	132,720	(19,437)
Net (loss)/income	$(468,993)	$84,092
Preferred stock dividends	(10,425)	(3,844)
Net (loss)/income attributable to common stockholders	$(479,418)	$80,248

(Loss)/earnings per share of common stock
Basic	$(4.21)	$0.70
Diluted	$(4.21)	$0.70

Other financial data
Pre-tax margin	(100.8)%	21.8%
Pre-tax return on common equity (trailing twelve months)	(3.5)%	9.9%
Adjusted net income before income taxes(1)	$200,889	$117,118
Adjusted diluted earnings per share before income taxes(1)	$1.76	$1.03
Adjusted pre-tax margin(1)	33.7%	24.7%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	11.8%	11.0%
__________________________________________
(1)Adjusted net income before income taxes (defined as net income available to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, such as write-offs of our Russian fleet, that are not expected to continue in the future and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income available to common stockholders, pre-tax margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity to assess our consolidated financial and operating performance. Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items from our operating results. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity do not reflect our cash expenditures or changes in our cash requirements for our working capital needs. In addition, our calculation of adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity may differ from the adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity, or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following table shows the calculation for adjusted pre-tax margin (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(479,418)	$80,248
Amortization of debt discounts and issuance costs	13,198	12,025
Write-off of Russian fleet	802,352	—
Stock-based compensation	(2,523)	5,408
Provision for income taxes	(132,720)	19,437
Adjusted net income before income taxes	$200,889	$117,118

Denominator for adjusted pre-tax margin:
Total revenues	$596,661	$474,827
Adjusted pre-tax margin(a)	33.7%	24.7%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the calculation of adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(479,418)	$80,248
Amortization of debt discounts and issuance costs	13,198	12,025
Write-off of Russian fleet	802,352	—
Stock-based compensation	(2,523)	5,408
Provision for income taxes	(132,720)	19,437
Adjusted net income before income taxes	$200,889	$117,118

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	113,894,867	114,237,109
Potentially dilutive securities, whose effect would have been anti-dilutive	249,781	—
Adjusted weighted-average diluted common shares outstanding	114,144,648	114,237,109
Adjusted diluted earnings per share before income taxes(b)	$1.76	$1.03

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding

The following table shows the calculation of adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months March 31,
	2022	2021
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(151,507)	$447,830
Amortization of debt discounts and issuance costs	51,793	44,522
Write-off of Russian fleet	802,352	—
Stock-based compensation	18,585	18,607
Provision for income taxes	(47,773)	115,330
Adjusted net income before income taxes	$673,450	$626,289

Denominator for adjusted pre-tax return on common equity:
Common shareholders’ equity as of beginning of the period	$5,878,212	$5,486,369
Common shareholders’ equity as of end of the period	$5,519,585	$5,878,212
Average common shareholders’ equity	$5,698,899	$5,682,291

Adjusted pre-tax return on common equity(c)	11.8%	11.0%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended March 31, 2022, compared to the three months ended March 31, 2021

Rental revenue

During the three months ended March 31, 2022, we recorded $566.6 million in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $39.7 million, as compared to $468.1 million, which included amortization expense related to initial direct costs, net of overhaul revenue of $2.4 million for the three months ended March 31, 2021. Our owned fleet increased to 370 aircraft with a net book value of $22.3 billion as of March 31, 2022 from 342 aircraft with a net book value of $20.8 billion as of March 31, 2021. The increase in total revenues was primarily driven by the growth in our fleet, significantly lower cash basis and lease restructuring losses, and the recognition of approximately $41.7 million in end of lease revenue resulting from the termination of our leasing activities in Russia. Finally, during the three months ended March 31, 2022, our cash basis and lease restructuring losses were $10.6 million in the aggregate, as compared to $85.7 million in the aggregate for the three months ended March 31, 2021.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $30.1 million for the three months ended March 31, 2022 compared to $6.7 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, we recorded $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia. In addition, we recorded $4.4 million in gains from three sales-type lease transactions during the first quarter of 2022. For the three months ended March 31, 2021, we did not have any forfeiture of security deposit income.

Interest expense

Interest expense totaled $130.5 million for the three months ended March 31, 2022 compared to $130.0 million for the three months ended March 31, 2021. Our interest expense remained flat despite the increase in our average debt balance, which was offset by a decline in our composite cost of funds. As we expect to enter into a rising interest rate environment, accordingly, we expect our interest expense will increase as our average debt balance outstanding and our composite cost of funds increases in the future.

Depreciation expense

We recorded $235.3 million in depreciation expense of flight equipment for the three months ended March 31, 2022 compared to $209.0 million for the three months ended March 31, 2021. The increase in depreciation expense for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily attributable to the growth of our fleet during the last twelve months. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Write-off of Russian fleet

As further described above under “Impact of Russia-Ukraine Conflict”, in response to the sanctions against certain industry sectors and parties in Russia, in March 2022 we terminated all of our leasing activities in Russia, including 24 aircraft in our owned fleet and eight aircraft in our managed fleet. As of May 5, 2022, 21 aircraft in our owned fleet and six aircraft in our managed fleet remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the termination of leasing activities and our repeated demands for the return of our assets. While we maintain title to the 21 aircraft, we determined that it is unlikely we will regain possession of the aircraft that have not been returned and that remain in Russia. As such, during the three months ended March 31, 2022, we recorded a write-off of our interests in our owned and managed fleet that remain in Russia, totaling approximately $802.4 million. We are vigorously pursuing insurance claims to recover losses related to these aircraft. Collection, timing and amounts of any insurance recoveries is currently uncertain; however, once we determine that collectability is probable, we will record insurance recoveries at that time. We did not record any asset write-offs during the three months ended March 31, 2021.

Stock-based compensation

We recorded a net reversal of stock-based compensation expense of $2.5 million for the three months ended March 31, 2022 compared to stock-based compensation expense of $5.4 million for the three months ended March 31, 2021. The decrease in stock-based compensation relates to reductions in the underlying vesting estimates of certain book value RSUs as the performance criteria is no longer being considered probable of being achieved.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $32.8 million for the three months ended March 31, 2022 compared to $26.9 million for the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily due to the increase in business activity and increased expenses related to transition of aircraft. Selling, general and administrative expense as a percentage of total revenue decreased to 5.5% for the three months ended March 31, 2022 compared to 5.7% for the three months ended March 31, 2021.

Taxes

For the three months ended March 31, 2022 and March 31, 2021, we reported an effective tax rate exclusive of any discrete items of 19.3% and 18.8%, respectively. Due primarily to discrete items related to the write-off of our Russian fleet, we reported an overall effective tax rate of 22.1% for the three months ended March 31, 2022.

Net (loss)/income attributable to common stockholders

For the three months ended March 31, 2022, we reported consolidated net loss attributable to common stockholders of $479.4 million, or loss of $4.21 per diluted share, compared to a consolidated net income attributable to common stockholders of $80.2 million, or $0.70 per diluted share, for the three months ended March 31, 2021. Despite the growth of our fleet, our net income attributable to common stockholders and diluted earnings per share decreased due to the impact of the write-off of our Russian fleet.

Adjusted net income before income taxes

For the three months ended March 31, 2022, we recorded adjusted net income before income taxes of $200.9 million, or $1.76 per diluted share, compared to an adjusted net income before income taxes of $117.1 million, or $1.03 per diluted share, for the three months ended March 31, 2021. Our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes increased for the three months ended March 31, 2022 as compared to 2021, primarily due to the continued growth of our fleet and the increase in revenues as discussed above.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2021. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases, whereas we have used floating-rate debt to finance a significant portion of our aircraft acquisitions. While our floating-rate debt balances have continued to decrease in recent years, we do have some exposure to changing interest rates as a result of our floating-rate debt. As of March 31, 2022 and December 31, 2021, we had $892.9 million and $895.4 million in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate or be reset to a new fixed rate based on the then-applicable floating rate, after five years from initial issuance. If interest rates increase, we would be obligated to make higher interest payments to our lenders, and eventually, higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate was to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $8.9 million and $9.0 million as of March 31, 2022 and December 31, 2021, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.5% of our lease revenues were denominated in foreign currency as of March 31, 2022 and December 31, 2021, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than stated below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Russian invasion of Ukraine and the impact of sanctions imposed by the United States, European Union, United Kingdom and others has adversely affected our business and financial condition, results and cash flows through our termination of our leasing activities in Russia and our inability to repossess and therefore re-lease aircraft and may continue to have an impact on our business, including through increased fuel costs that may impact our lessee’s financial condition.

In connection with the ongoing conflict between Russia and Ukraine, the United States, European Union, United Kingdom and others have imposed, and may continue to impose, economic sanctions and export controls against certain industry sectors and parties in Russia. These sanctions include closures of airspace for aircraft operated by Russian airlines, bans on the leasing or sale of aircraft to Russian controlled entities, bans on the export and re-export of aircraft and aircraft components to Russian controlled entities or for use in Russia, and corresponding prohibitions on providing technical assistance, brokering services, insurance and reinsurance, as well as financing or financial assistance.

In response to the sanctions, in March 2022 we terminated all of our leasing activities in Russia, consisting of 24 aircraft in our owned fleet, eight aircraft in our managed fleet and the leasing activity relating to 29 aircraft that have not yet delivered from our orderbook for which many have been subsequently placed. We also canceled five aircraft in our orderbook that were slated for delivery in Russia. As of May 5, 2022, 21 aircraft previously included in our owned fleet and six aircraft previously included in our managed fleet were not returned and remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the termination of leasing activities and our repeated demands for the return of our assets. The 21 aircraft previously included in our owned fleet represented 3.4% of our fleet by net book value as of March 31, 2022. In addition, our future revenues and cash flows have been impacted by the termination of our leasing activities of the aircraft in Russia, which we have reflected in the table presented in Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Our future revenues and cash flows may also be negatively impacted to the extent we cannot successfully re-lease the aircraft in our orderbook that were slated for placement with Russian airlines prior to their anticipated delivery dates on similar terms. It is also possible that overall lease rates could be temporarily reduced as a result of increased aircraft supply as lessors attempt to re-lease aircraft previously scheduled for delivery to Russia.

While we maintain title to the aircraft, we determined that it is unlikely we will regain possession of the aircraft that have not been returned and that remain in Russia. As a result, we recorded a write-off of our interests in our owned and managed aircraft that remain in Russia, totaling approximately $802.4 million for the quarter ended March 31, 2022. Our lessees are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs, including insurance. We are vigorously pursuing insurance claims to recover losses relating to our aircraft that remain in Russia. Collection, timing and amounts of any insurance recoveries is currently uncertain.

Prior to the Russia-Ukraine conflict, we did not have any aircraft on lease in Belarus and had one aircraft on lease in Ukraine, which is currently located outside of Ukraine. The Russia-Ukraine conflict has also impacted global macroeconomic conditions, including causing increases in fuel prices which may continue. Similarly, the Russia-Ukraine conflict has additionally created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate as a result of the conflict, it may make any debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. We cannot predict any future impacts that may occur as a result of the Russia-Ukraine conflict, including further sanctions, embargoes, regional instability, geopolitical shifts, the inability to obtain insurance coverage consistent with historical policies, or changes in fuel costs, interest rates, foreign currency, inflation, or other operating costs, such as increased insurance costs, manufacturing costs and raw materials costs. These factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 15, 2022, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our Class A common stock (the “2022 Repurchase Program”). Repurchases under the 2022 Repurchase Program, which expired in April 2022 upon the repurchase of shares up to the authorized amount, could be made through open market purchases, privately negotiated transactions, tender offers, block purchases, structured or derivative transactions such as puts, calls, options, forwards, collars, accelerated share repurchase transactions (with or without collars), other equity contracts, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the 2022 Repurchase Program could also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The 2022 Repurchase Program could be modified, discontinued or suspended at any time.

The following table provides information about our purchases of our Class A common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1-31, 2022	—	$—	—	$150,000
February 1-28, 2022	27,618	44.71	27,618	$148,765
March 1-31, 2022	2,931,840	43.76	2,931,840	$20,454
Total January 1, 2022 - March 31, 2022	2,959,458	$43.77	2,959,458

In April 2022, we repurchased an additional 461,416 shares of our Class A common stock under the 2022 Repurchase Program at an average price of $44.33 per share. Such repurchases completed the repurchase of the entire $150.0 million of outstanding shares authorized under the 2022 Repurchase Program. The 2022 Repurchase Program terminated in April 2022 upon completion of such repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021
4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021

10.1†	Amendment No. 2 to Agreement, dated January 11, 2022, between Airbus S.A.S. and Air Lease Corporation				Filed herewith

10.2†	Amendment No. 5 to the A220 Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

10.3†	Amendment No. 6 to Agreement, dated January 31, 2022, between Airbus S.A.S. and Air Lease Corporation				Filed herewith

10.4†	Amendment No. 6 to the Agreement, dated March 25, 2022, between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.5†	Amendment No. 18 to the A350XWB Family Purchase Agreement, dated January 11, 2022, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.6†	Amendment No. 35 to A320 NEO Family Purchase Agreement, dated February 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.7†	Amendment No. 36 to A320 NEO Family Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.8†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03659, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company				Filed herewith

10.9†	Supplemental Agreement No. 30 to Purchase Agreement No. PA-03791, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company				Filed herewith

10.10	Supplemental Agreement No. 31 to Purchase Agreement No. PA-03791, dated March 31, 2022, by and between Air Lease Corporation and The Boeing Company				Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Seventh Amendment and Extension Agreement, dated April 26, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 27, 2022

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101
†	The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type of information that the Company both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 5, 2022	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

May 5, 2022	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)