Form 10-Q
period 2022-06-30
AIR LEASE CORP
filed 2022-08-04
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At August 3, 2022, there were 110,892,097 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended June 30, 2022

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
•    the failure of an aircraft or engine manufacturer to meet its delivery obligations to us, including or as a result of technical or other difficulties with aircraft before or after delivery;
•    the extent to which the Russian invasion of Ukraine and the impact of sanctions imposed by the United States, European Union, United Kingdom and others affect our business, including our efforts to pursue insurance claims to recover losses related to aircraft that remain in Russia, the exclusion of Russia, Ukraine and Belarus from the insurance policies that we separately purchase for our owned fleet, and the ability of our lessees to comply with their obligations to maintain insurance policies that cover their operations;
•    the extent to which the COVID-19 pandemic impacts our business;
•    obsolescence of, or changes in overall demand for, our aircraft;
•    changes in the value of, and lease rates for, our aircraft, including as a result of aircraft oversupply, manufacturer production levels, our lessees’ failure to maintain our aircraft, rising inflation, appreciation of the U.S. Dollar, and other factors outside of our control;
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
•    other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•    any additional factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and other SEC filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$1,012,779	$1,086,500
Restricted cash	21,069	21,792
Flight equipment subject to operating leases	27,969,301	27,101,808
Less accumulated depreciation	(4,501,559)	(4,202,804)
	23,467,742	22,899,004
Deposits on flight equipment purchases	1,618,687	1,508,892
Other assets	1,526,180	1,452,534
Total assets	$27,646,457	$26,968,722
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$628,526	$611,757
Debt financing, net of discounts and issuance costs	18,336,075	17,022,480
Security deposits and maintenance reserves on flight equipment leases	1,186,442	1,173,831
Rentals received in advance	147,127	138,816
Deferred tax liability	908,653	1,013,270
Total liabilities	$21,206,823	$19,960,154
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$106	$106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 110,892,097 and 113,987,154 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,109	1,140
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,244,282	3,399,245
Retained earnings	3,194,672	3,609,885
Accumulated other comprehensive loss	(535)	(1,808)
Total shareholders’ equity	$6,439,634	$7,008,568
Total liabilities and shareholders’ equity	$27,646,457	$26,968,722

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Revenues
Rental of flight equipment	$545,271	$452,044	$1,111,825	$920,139
Aircraft sales, trading and other	12,425	39,833	42,533	46,565
Total revenues	557,696	491,877	1,154,358	966,704

Expenses
Interest	118,997	113,598	236,274	231,584
Amortization of debt discounts and issuance costs	13,413	12,513	26,610	24,538
Interest expense	132,410	126,111	262,884	256,122
Depreciation of flight equipment	235,284	217,817	470,591	426,782
Write-off of Russian fleet	—	—	802,352	—
Selling, general and administrative	38,512	26,687	71,277	53,601
Stock-based compensation expense	6,558	6,700	4,035	12,108
Total expenses	412,764	377,315	1,611,139	748,613
Income/(loss) before taxes	144,932	114,562	(456,781)	218,091
Income tax (expense)/benefit	(28,655)	(21,140)	104,065	(40,577)
Net income/(loss)	$116,277	$93,422	$(352,716)	$177,514
Preferred stock dividends	(10,425)	(7,835)	(20,850)	(11,679)
Net income/(loss) attributable to common stockholders	$105,852	$85,587	$(373,566)	$165,835

Other comprehensive (loss)/income:
Foreign currency translation adjustment	$9,349	$(4,265)	$6,330	$(8,072)
Change in fair value of hedged transactions	(9,941)	3,976	(4,712)	6,197
Total tax (expense)/benefit on other comprehensive income/loss	127	62	(346)	401
Other comprehensive (loss)/income, net of tax	(465)	(227)	1,272	(1,474)
Total comprehensive income/(loss) attributable for common stockholders	$105,387	$85,360	$(372,294)	$164,361

Earnings/(loss) per share of common stock:
Basic	$0.95	$0.75	$(3.32)	$1.45
Diluted	$0.95	$0.75	$(3.32)	$1.45
Weighted-average shares outstanding
Basic	110,868,040	114,133,135	112,373,092	114,046,252
Diluted	111,043,836	114,377,965	112,373,092	114,373,576

Dividends declared	$0.185	$0.16	$0.37	$0.32

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	$7,008,568
Issuance of common stock upon vesting of restricted stock units	—	—	477,656	5	—	—	(3)	—	—	2
Common stock repurchased	—	—	(2,959,458)	(30)	—	—	(129,519)	—	—	(129,549)
Stock-based compensation expense	—	—	—	—	—	—	(2,523)	—	—	(2,523)
Cash dividends (declared $0.185 per share of Class A common stock)	—	—	—	—	—	—	—	(21,136)	—	(21,136)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	1,738	1,738
Tax withholdings on stock-based compensation	—	—	(188,093)	(2)	—	—	(8,095)	—	—	(8,097)
Net loss	—	—	—	—	—	—	—	(468,993)	—	(468,993)
Balance at March 31, 2022	10,600,000	$106	111,317,259	$1,113	—	$—	$3,259,105	$3,109,331	$(70)	$6,369,585
Issuance of common stock upon vesting of restricted stock units	—	—	59,603	—	—	—	—	—	—	—
Common stock repurchased	—	—	(461,416)	(4)	—	—	(20,450)	—	—	(20,454)
Stock-based compensation expense	—	—	—	—	—	—	6,558	—	—	6,558
Cash dividends (declared $0.185 per share of Class A common stock)	—	—	—	—	—	—	—	(20,511)	—	(20,511)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(465)	(465)
Tax withholdings on stock-based compensation	—	—	(23,349)	—	—	—	(931)	—	—	(931)
Net income	—	—	—	—	—	—	—	116,277	—	116,277
Balance at June 30, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,244,282	$3,194,672	$(535)	$6,439,634

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341
Issuance of preferred stock	300,000	3	—	—	—	—	295,446	—	—	295,449
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	425,232	4	—	—	1,437	—	—	1,441
Stock-based compensation expense	—	—	—	—	—	—	5,408	—	—	5,408
Cash dividends (declared $0.16 per share of Class A common stock)	—	—	—	—	—	—	—	(18,259)	—	(18,259)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,247)	(1,247)
Tax withholdings on stock-based compensation	—	—	(157,266)	(2)	—	—	(7,167)	—	—	(7,169)
Net income	—	—	—	—	—	—	—	84,092	—	84,092
Balance at March 31, 2021	10,300,000	$103	114,120,862	$1,141	—	$—	$3,088,302	$3,339,588	$(922)	$6,428,212
Issuance of preferred stock	—	—	—	—	—	—	(19)	—	—	(19)
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	25,956	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,700	—	—	6,700
Cash dividends (declared $0.16 per share of Class A common stock)	—	—	—	—	—	—	—	(18,263)	—	(18,263)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(7,835)	—	(7,835)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(227)	(227)
Tax withholdings on stock-based compensation	—	—	(5,715)	—	—	—	(275)	—	—	(275)
Net income	—	—	—	—	—	—	—	93,422	—	93,422
Balance at June 30, 2021	10,300,000	$103	114,141,103	$1,141	—	$—	$3,094,708	$3,406,912	$(1,149)	$6,501,715
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Operating Activities
Net (loss)/income	$(352,716)	$177,514
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation of flight equipment	470,591	426,782
Write-off of Russian fleet	802,352	—
Stock-based compensation expense	4,035	12,108
Deferred taxes	(104,963)	38,985
Amortization of discounts and debt issuance costs	26,610	24,538
Amortization of prepaid lease costs	23,355	22,267
Gain on aircraft sales, trading and other activity	(71,753)	(1,245)
Changes in operating assets and liabilities:
Other assets	(147,685)	(96,234)
Accrued interest and other payables	26,590	4,751
Rentals received in advance	12,423	(6,801)
Net cash provided by operating activities	688,839	602,665
Investing Activities
Acquisition of flight equipment under operating lease	(1,569,310)	(1,098,174)
Payments for deposits on flight equipment purchases	(345,643)	(202,938)
Proceeds from aircraft sales, trading and other activity	1,166	2,042
Acquisition of aircraft furnishings, equipment and other assets	(106,655)	(102,303)
Net cash used in investing activities	(2,020,442)	(1,401,373)
Financing Activities
Issuance of common stock upon exercise of options	—	1,439
Cash dividends paid on Class A common stock	(42,223)	(36,475)
Common shares repurchased	(150,000)	—
Net proceeds from preferred stock issuance	—	295,428
Cash dividends paid on preferred stock	(20,850)	(11,679)
Tax withholdings on stock-based compensation	(9,027)	(7,442)
Net change in unsecured revolving facilities	520,000	—
Proceeds from debt financings	1,497,615	2,574,089
Payments in reduction of debt financings	(718,687)	(2,576,841)
Debt issuance costs	(5,613)	(7,937)
Security deposits and maintenance reserve receipts	198,763	67,289
Security deposits and maintenance reserve disbursements	(12,819)	(24,170)
Net cash provided by financing activities	1,257,159	273,701
Net decrease in cash	(74,444)	(525,007)
Cash, cash equivalents and restricted cash at beginning of period	1,108,292	1,757,767
Cash, cash equivalents and restricted cash at end of period	$1,033,848	$1,232,760
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $19,127 and $26,116 at June 30, 2022 and 2021, respectively	$254,349	$262,949
Cash paid for income taxes	$3,557	$2,491
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$343,794	$449,486
Cash dividends declared, not yet paid	$20,511	$18,263

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of June 30, 2022, the Company owned 392 aircraft, managed 89 aircraft and had 430 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2022, and for all periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the classifications in 2022.

Note 3.    Debt Financing

The Company’s consolidated debt as of June 30, 2022 and December 31, 2021 is summarized below:

	June 30, 2022	December 31, 2021
	(in thousands)
Unsecured
Senior notes	$17,685,728	$16,892,058
Term financings	190,325	167,000
Revolving credit facility	520,000	—
Total unsecured debt financing	18,396,053	17,059,058
Secured
Term financings	120,226	126,660
Export credit financing	14,973	18,301
Total secured debt financing	135,199	144,961

Total debt financing	18,531,252	17,204,019
Less: Debt discounts and issuance costs	(195,177)	(181,539)
Debt financing, net of discounts and issuance costs	$18,336,075	$17,022,480

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior unsecured notes (including Medium-Term Note Program)

As of June 30, 2022, the Company had $17.7 billion in senior unsecured notes outstanding. As of December 31, 2021, the Company had $16.9 billion in senior unsecured notes outstanding.

During the six months ended June 30, 2022, the Company issued $1.5 billion in aggregate principal amount of senior unsecured notes comprised of (i) $750.0 million in aggregate principal amount of 2.20% Medium-Term Notes due 2027, and (ii) $750.0 million in aggregate principal amount of 2.875% Medium-Term Notes due 2032.

Unsecured revolving credit facility

As of June 30, 2022, the Company had $520.0 million outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2021, the Company did not have any amounts outstanding under its Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2022, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2025 to May 5, 2026, increased the total revolving commitments to approximately $7.0 billion as of May 5, 2022 and replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As of June 30, 2022, borrowings under the Revolving Credit Facility accrued interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to increases or decreases based on declines or improvements in the credit ratings for the Company’s debt.

In June 2022, the Company increased the aggregate facility capacity by an additional $122.5 million and also extended the maturity of $125.0 million in commitments to May 5, 2026. As of August 4, 2022, the Company had total revolving commitments of approximately $7.1 billion. Lenders held revolving commitments totaling approximately $6.7 billion that mature on May 5, 2026, commitments totaling $32.5 million that mature on May 5, 2025 and commitments totaling $375.0 million that mature on May 5, 2023.

Other debt financings

From time to time, the Company enters into other debt financings such as unsecured term financings and secured term financings, including export credit. As of June 30, 2022, the outstanding balance on other debt financings was $325.5 million and the Company had pledged three aircraft as collateral with a net book value of $217.1 million. As of December 31, 2021, the outstanding balance on other debt financings was $312.0 million and the Company had pledged three aircraft as collateral with a net book value of $222.2 million.

Maturities

Maturities of debt outstanding as of June 30, 2022 are as follows:

(in thousands)
Years ending December 31,
2022	$1,291,611
2023	2,566,329
2024	2,885,280
2025	2,404,761
2026	3,963,094
Thereafter	5,420,177
Total	$18,531,252

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the six months ended June 30, 2022:

(in thousands)
Net book value as of December 31, 2021	$22,899,004
Additions	1,936,337
Depreciation	(470,591)
Transfers to net investments in sales-type leases	(105,991)
Write-off of Russian fleet	(791,017)
Net book value as of June 30, 2022	$23,467,742

Accumulated depreciation as of June 30, 2022	$(4,501,559)

Write-off of Russian fleet

In response to the sanctions against certain industry sectors and parties in Russia, in March 2022, the Company terminated all of its leasing activities in Russia, including 24 aircraft in its owned fleet. As of August 4, 2022, 21 aircraft previously included in the Company’s owned fleet remain in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s repeated demands for the return of its assets. While the Company maintains title to the aircraft, the Company has determined that it is unlikely it will regain possession of the aircraft that have not been returned and that remain in Russia. As such, during the three months ended March 31, 2022, the Company recognized a loss from asset write-offs of its interests in owned aircraft that remain in Russia, totaling approximately $791.0 million. The Company did not have any losses from asset write-offs for the three months ended June 30, 2022. The 21 aircraft that remain in Russia were removed from the Company’s owned fleet count as of March 31, 2022. In June 2022, the Company submitted insurance claims to its insurers to recover its losses relating to these aircraft and is vigorously pursuing all available insurance claims. Collection, timing and amounts of any insurance recoveries is uncertain at this time.

Note 5.    Commitments and Contingencies

Aircraft Acquisition

As of June 30, 2022, the Company had commitments to purchase 430 aircraft from Boeing and Airbus for delivery through 2028, with an estimated aggregate commitment of $27.6 billion.

The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for some aircraft in its orderbook. The Company remains in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of these delays.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Estimated Delivery Years
Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A220-100/300	4	16	24	20	12	—	76
Airbus A320/321neo(1)	17	23	23	24	35	64	186
Airbus A330-900neo	6	6	4	—	—	—	16
Airbus A350-900/1000	1	3	3	—	—	—	7
Airbus A350F	—	—	—	—	2	5	7
Boeing 737-8/9 MAX	14	31	34	19	16	—	114
Boeing 787-9/10	3	7	8	6	—	—	24
Total(2)	45	86	96	69	65	69	430

(1) The Company’s Airbus A320/321neo aircraft orders include 26 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Pursuant to the Company’s purchase agreements with Boeing and Airbus, the Company agrees to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with Boeing and Airbus. The Company is currently experiencing delivery delays with both Boeing and Airbus aircraft. However, the most significant delivery delays pertain to the Company’s aircraft orders for Boeing 787 aircraft.

During 2020, Boeing began to experience manufacturing issues on its 787 aircraft, which resulted in significant aircraft delivery delays. Boeing halted 787 deliveries in May 2021 and has not indicated when they will resume. The Company has not received any 787s since the halting of the deliveries by Boeing. It is the Company’s understanding that, in July 2022, the FAA approved Boeing’s plan to inspect and repair 787 aircraft, which will allow deliveries to resume. However, the pace and the timing of deliveries of the aircraft for the remainder of this year and potentially beyond still remains uncertain.

The aircraft purchase commitments discussed above could also be impacted by cancellations. The Company’s purchase agreements with Boeing and Airbus generally provide each of the Company and the manufacturers with cancellation rights for delivery delays starting at one year after the original contractual delivery date, regardless of cause. In addition, the Company’s lease agreements generally provide each of the Company and the lessee with cancellation rights related to certain aircraft delivery delays that typically parallel the cancellation rights in the Company’s purchase agreements.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $27.6 billion as of June 30, 2022, are as follows:

Years ending December 31,
2022	$3,082,573
2023	6,057,223
2024	6,223,538
2025	4,186,938
2026	3,641,767
Thereafter	4,433,109
Total	$27,625,148

The Company has made non-refundable deposits on flight equipment purchases of $1.6 billion and $1.5 billion as of June 30, 2022 and December 31, 2021, respectively. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.    Rental Income

As of June 30, 2022, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of June 30, 2022 are as follows:

Years ending December 31,
2022 (excluding the six months ended June 30, 2022)	$1,089,192
2023	2,093,379
2024	1,970,231
2025	1,823,512
2026	1,630,714
Thereafter	6,359,325
Total	$14,966,353

Note 7. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of June 30, 2022, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. Since the Company was in a loss position for the six months ended June 30, 2022, diluted net loss per share is the same as basic net loss per share for the period as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the six months ended June 30, 2022, the Company excluded 301,279 potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. For the three months ended June 30, 2022, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. For the three and six months ended June 30, 2021, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 978,036 and 1,085,311 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2022 and 2021, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the reconciliation of basic and diluted earnings/(loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands, except share and per share)
Basic earnings/(loss) per share:
Numerator
Net income/(loss)	$116,277	$93,422	$(352,716)	$177,514
Preferred stock dividends	(10,425)	(7,835)	(20,850)	(11,679)
Net income/(loss) attributable to common stockholders	$105,852	$85,587	$(373,566)	$165,835
Denominator
Weighted-average shares outstanding	110,868,040	114,133,135	112,373,092	114,046,252
Basic earnings/(loss) per share	$0.95	$0.75	$(3.32)	$1.45
Diluted earnings/(loss) per share:
Numerator
Net income/(loss)	$116,277	$93,422	$(352,716)	$177,514
Preferred stock dividends	(10,425)	(7,835)	(20,850)	(11,679)
Net income/(loss) attributable to common stockholders	$105,852	$85,587	$(373,566)	$165,835
Denominator
Number of shares used in basic computation	110,868,040	114,133,135	112,373,092	114,046,252
Weighted-average effect of dilutive securities	175,796	244,830	—	327,324
Number of shares used in per share computation	111,043,836	114,377,965	112,373,092	114,373,576
Diluted earnings/(loss) per share	$0.95	$0.75	$(3.32)	$1.45

Note 8.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes which were issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of June 30, 2022 and December 31, 2021, the estimated fair value of the foreign currency exchange derivative asset was $9.4 million and $14.1 million, respectively.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2022 was $17.2 billion compared to a book value of $18.5 billion. The estimated fair value of debt financing as of December 31, 2021 was $17.6 billion compared to a book value of $17.2 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at June 30, 2022, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2022 and December 31, 2021 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.    Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had 110,892,097 and 113,987,154 Class A common shares issued and outstanding, respectively. The Company was authorized to issue 10,000,000 shares of Class B common stock, $0.01 par value at June 30, 2022 and December 31, 2021. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of June 30, 2022 or December 31, 2021.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2022 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2022	Carrying Value as of June 30, 2022	Issue Date	Dividend Rate in Effect at June 30, 2022	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total Preferred Stock	10,600,000	$850,000

During the six months ended June 30, 2022, the Company repurchased 3,420,874 shares of its Class A common stock under its previously announced stock repurchase program at an average purchase price of $43.85 per share, of which 461,416 shares of its Class A common stock were repurchased during the three months ended June 30, 2022 at an average purchase price of $44.33 per share. Such repurchases completed the repurchase of the entire $150.0 million of outstanding shares authorized under the Company’s stock repurchase program. The Company completed the share repurchase program in April 2022.

Note 10.     Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2022, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,216,707. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

As of June 30, 2022, the Company had no outstanding Stock Options and no unrecognized compensation costs related to outstanding Stock Options. For the three and six months ended June 30, 2022 and 2021, there were no stock-based compensation expenses related to Stock Options.

The Company recorded $6.6 million and $6.7 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2022 and 2021, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded $4.0 million and $12.1 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2022 and 2021, respectively. The decrease in stock-based compensation relates to reductions in the underlying vesting estimates of certain book value RSUs as the performance criteria are no longer considered probable of being achieved.

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

During the six months ended June 30, 2022, the Company granted 652,016 RSUs of which 110,237 are TSR RSUs and 220,437 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the six months ended June 30, 2022:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	1,571,415	$43.88
Granted	652,016	$47.24
Vested	(542,060)	$42.50
Forfeited/canceled	(162,177)	$40.51
Unvested at June 30, 2022	1,519,194	$45.88
Expected to vest after June 30, 2022	1,317,556	$46.52

As of June 30, 2022, there was $40.3 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 2.10 years.

Note 11. Aircraft Under Management

As of June 30, 2022, the Company managed 89 aircraft across three aircraft management platforms. The Company managed 48 aircraft through its Thunderbolt platform, 35 aircraft through the Blackbird investment funds and six on behalf of other financial institutions.

The Company managed 35 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of June 30, 2022, the Company's non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $64.2 million and $73.2 million as of June 30, 2022 and December 31, 2021, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of June 30, 2022, the Company managed 48 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million and $9.3 million as of June 30, 2022 and December 31, 2021, respectively and is included in Other assets on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In response to the sanctions against certain industry sectors and parties in Russia, in March 2022 the Company terminated all of its leasing activities in Russia. Eight leases for aircraft in the Company’s managed fleet were also terminated. As of August 4, 2022, six aircraft previously included in the Company’s managed fleet remain in Russia. While the applicable managed platform maintains title to the aircraft, the Company has determined that it is unlikely they will regain possession of the aircraft that have not been returned and that remain in Russia. As a result, during the three months ended March 31, 2022, the Company recognized asset write-offs of $11.4 million related to its investments in the managed platforms that own such aircraft. During the three months ended June 30, 2022, the Company did not recognize any asset write-offs related to its investments in the managed platforms. The six aircraft that remain in Russia were removed from the Company’s managed fleet count as of March 31, 2022.

Note 12. Net Investment in Sales-type Leases

As of June 30, 2022, the Company had five A320-200 aircraft on lease to an airline with terms that meet the criteria of being classified as a sales-type lease.

Net investment in sales-type leases was included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

June 30, 2022
Future minimum lease payments to be received	$121,360
Estimated residual values of leased flight equipment	45,844
Less: Unearned income	(26,113)
Net Investment in Sales-type Leases	$141,091

As of June 30, 2022, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2022 (excluding the six months ended June 30, 2022)	$6,150
2023	12,300
2024	12,300
2025	12,300
2026	12,300
Thereafter	66,010
Total	$121,360

Note 13. Flight Equipment Held for Sale

As of June 30, 2022, the Company had six aircraft, with a carrying value of $220.9 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets. The Company expects the sale of all six aircraft to be completed in 2022. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2021, the Company did not have any flight equipment classified as held for sale.

Note 14. Subsequent Events

On August 3, 2022, the Company’s board of directors approved quarterly dividends for the Company’s Class A common stock and Series A, B and C Preferred Stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.185	September 12, 2022	October 7, 2022
Series A Preferred Stock	$0.384375	August 31, 2022	September 15, 2022
Series B Preferred Stock	$11.625	August 31, 2022	September 15, 2022
Series C Preferred Stock	$10.3125	August 31, 2022	September 15, 2022

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

Second Quarter Overview

As of June 30, 2022, the net book value of our fleet was $23.5 billion, compared to $22.9 billion as of December 31, 2021. During the three months ended June 30, 2022, we purchased and took delivery of 21 aircraft from our new order pipeline and one new incremental aircraft, ending the period with a total of 392 aircraft in our owned aircraft portfolio. The weighted average age of our fleet was 4.4 years and the weighted average lease term remaining was 7.1 years as of June 30, 2022. Our managed fleet was 89 aircraft as of June 30, 2022 as compared to a managed fleet of 92 aircraft as of December 31, 2021. We have a globally diversified customer base comprised of 116 airlines in 62 countries as of June 30, 2022. As of August 4, 2022, all aircraft in our fleet, except for one aircraft, were subject to lease agreements or letters of intent.

As of June 30, 2022, we had commitments to purchase 430 aircraft from Boeing and Airbus for delivery through 2028, with an estimated aggregate commitment of $27.6 billion. We have placed approximately 99% of our committed orderbook on long-term leases for aircraft delivering through the end of 2023 and have placed 58% of our entire orderbook. We ended the second quarter of 2022 with $31.3 billion in committed minimum future rental payments, consisting of $15.0 billion in contracted minimum rental payments on the aircraft in our existing fleet and $16.3 billion in minimum future rental payments related to aircraft which will deliver between 2022 through 2027.

We typically finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, preferred stock issuances, and debt financings. We ended the second quarter of 2022 with an aggregate borrowing capacity under our revolving credit facility of $6.6 billion and total liquidity of $7.6 billion. As of June 30, 2022, we had total debt outstanding of $18.5 billion, of which 92.4% was at a fixed rate and 99.3% was unsecured. As of June 30, 2022, our composite cost of funds raised through debt financings was 2.81%.

Our total revenues for the quarter ended June 30, 2022 increased by 13.4% to $557.7 million, compared to the quarter ended June 30, 2021. The increase in total revenues was primarily driven by the continued growth in our fleet and the recognition of cash basis revenue of $8.7 million as compared to $41.6 million of cash basis losses in three months ended June 30, 2021. This increase was partially offset by the loss of rental revenue from the termination of our leasing activities in Russia during the first quarter of 2022 and lower aircraft sales, trading and other revenue. Lower aircraft sales, trading and other revenue was driven by $34.0 million in revenue recognized in the prior year related to the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings.

During the second quarter of 2022, the industry continued to recover from the impact of COVID-19. As of June 30, 2022, we had $182.1 million in outstanding deferred rentals due to the impact of the COVID-19 pandemic as compared to $203.2 million as of December 31, 2021. Our collection rate for the three and six months ended June 30, 2022 were 94.7% and 96.0%, respectively. Our collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, including cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due during the period and is calculated after giving effect to lease deferral arrangements made as of June 30, 2022. Our lease utilization rate for the three and six months ended June 30, 2022 were 99.6% and 99.7%, respectively. Lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft.

During the three months ended June 30, 2022, we recorded net income attributable to shareholders of $105.9 million, or $0.95 per diluted share, as compared to net income attributable to shareholders of $85.6 million, or $0.75 per diluted share, in the prior period. The increase in our net income attributable to shareholders is primarily due to the continued growth of our fleet and the increase in revenues as discussed above.

We recorded adjusted net income before income taxes for the three months ended June 30, 2022 of $154.5 million or $1.39 per diluted share. This increased by approximately 22.7% over the prior period results of $125.9 million or $1.10 per diluted share for the three months ended June 30, 2021. This was due to the continued growth of our fleet and the increase in revenues as discussed above. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” below for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

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

In response to the sanctions, in March 2022 we terminated all of our leasing activities in Russia, consisting of 24 aircraft in our owned fleet, eight aircraft in our managed fleet and the leasing activity relating to 29 aircraft that have not yet delivered from our orderbook, for which the majority have been subsequently placed. In the first quarter of 2022, we also canceled five aircraft in our orderbook that were slated for delivery in Russia. As of August 4, 2022, 21 aircraft previously included in our owned fleet and six aircraft previously included in our managed fleet still remain in Russia. The operators of these aircraft have continued to fly most of these aircraft notwithstanding the termination of leasing activities and repeated demands for the return of the assets. The 21 aircraft previously included in our owned fleet provided approximately $18.0 million per quarter in rental revenue. Our future revenues and cash flows have been impacted by the termination of our leasing activities of the aircraft in Russia.

While we or the applicable managed platform maintain title to the aircraft, we determined that it is unlikely we or they will regain possession of the aircraft that have not been returned and that remain in Russia. As a result, we recorded a write-off of our interests in our owned and managed aircraft that remain in Russia, totaling approximately $802.4 million for the three months ended March 31, 2022. The 21 aircraft that remain in Russia were removed from our owned fleet as of March 31, 2022. In June 2022, we submitted insurance claims to our insurers to recover our losses relating to these aircraft and are vigorously pursuing all available insurance claims. In addition, we intend to pursue all available legal claims related to our aircraft that remain in Russia, but the timing and amount of any recoveries under any insurance or legal claims are uncertain at this time. During the second quarter of 2022, we renewed our insurance policies which resulted in an annualized premium increase of approximately $16.0 million. These policies apply worldwide with exclusions for Russia, Ukraine and Belarus. Our leases require our lessees to carry comprehensive liability insurance and aircraft all-risk insurance. As a result, lessees operating in Russia, Ukraine or Belarus are required to have insurance covering those regions or they are not permitted under the terms of their lease to operate in such countries.

For more information regarding the risks we face relating to the Russia-Ukraine conflict, see “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Our Fleet

References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet or aircraft classified as net investments in sales-type leases unless the context indicates otherwise. Portfolio metrics of our fleet as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
Net book value of flight equipment subject to operating lease	$23.5	billion	$22.9	billion
Weighted-average fleet age(1)	4.4 years		4.4 years
Weighted-average remaining lease term(1)	7.1 years		7.2 years

Owned fleet	392		382
Managed fleet	89		92
Aircraft on order	430		431
Total	911		905

Current fleet contracted rentals	$15.0	billion	$14.8	billion
Committed fleet rentals	$16.3	billion	$16.1	billion
Total committed rentals	$31.3	billion	$30.9	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,339,480	31.3%	$7,439,993	32.5%
Asia (excluding China)	6,609,314	28.2%	5,952,981	26.0%
China	2,871,509	12.2%	2,934,224	12.8%
The Middle East and Africa	2,359,738	10.1%	2,447,919	10.7%
Central America, South America, and Mexico	1,724,076	7.3%	1,566,133	6.8%
U.S. and Canada	1,662,953	7.1%	1,638,450	7.2%
Pacific, Australia, and New Zealand	900,672	3.8%	919,304	4.0%
Total	$23,467,742	100.0%	$22,899,004	100.0%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A319-100	1	0.3%	1	0.3%
Airbus A320-200	28	7.1%	31	8.1%
Airbus A320-200neo	26	6.6%	23	6.0%
Airbus A321-200	24	6.1%	26	6.8%
Airbus A321-200neo	70	17.9%	69	18.1%
Airbus A330-200	13	3.3%	13	3.4%
Airbus A330-300	5	1.3%	8	2.1%
Airbus A330-900neo	11	2.8%	9	2.4%
Airbus A350-900	13	3.3%	12	3.1%
Airbus A350-1000	6	1.5%	5	1.3%
Boeing 737-700	4	1.0%	4	1.0%
Boeing 737-800	84	21.4%	88	23.0%
Boeing 737-8 MAX	39	9.9%	28	7.3%
Boeing 737-9 MAX	10	2.7%	7	1.8%
Boeing 777-200ER	1	0.3%	1	0.3%
Boeing 777-300ER	24	6.1%	24	6.3%
Boeing 787-9	26	6.6%	26	6.8%
Boeing 787-10	6	1.5%	6	1.6%
Embraer E190	1	0.3%	1	0.3%
Total (1)	392	100.0%	382	100.0%

(1) As of June 30, 2022, we had six aircraft classified as flight equipment held for sale. As of December 31, 2021, we did not have any flight equipment classified as held for sale.

As of June 30, 2022, we had contractual commitments to acquire a total of 430 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $27.6 billion, for delivery through 2028 as follows:

	Estimated Delivery Years
Aircraft Type	2022	2023	2024	2025	2026	Thereafter	Total
Airbus A220-100/300	4	16	24	20	12	—	76
Airbus A320/321neo(1)	17	23	23	24	35	64	186
Airbus A330-900neo	6	6	4	—	—	—	16
Airbus A350-900/1000	1	3	3	—	—	—	7
Airbus A350F	—	—	—	—	2	5	7
Boeing 737-8/9 MAX	14	31	34	19	16	—	114
Boeing 787-9/10	3	7	8	6	—	—	24
Total(2)	45	86	96	69	65	69	430

(1) The Company’s Airbus A320/321neo aircraft orders include 26 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with Boeing and Airbus. We are currently experiencing delivery delays with both Boeing and Airbus aircraft. However, the most significant delivery delays pertain to our aircraft orders for Boeing 787 aircraft.

During 2020, Boeing began to experience manufacturing issues on its 787 aircraft, which resulted in significant aircraft delivery delays. Boeing halted 787 deliveries in May 2021 and has not indicated when they will resume. We have not received any 787s since the halting of the deliveries by Boeing. It is our understanding that, in July 2022, the FAA approved Boeing’s plan to inspect and repair 787 aircraft, which will allow deliveries to resume. However, the pace and the timing of deliveries of the aircraft for the remainder of this year and potentially beyond still remains uncertain.

Our purchase agreements with Boeing and Airbus generally provide each of us and the manufacturers with cancellation rights for delivery delays starting at one year after the original contractual delivery date, regardless of cause. In addition, our lease agreements generally provide each of us and the lessees with cancellation rights related to certain aircraft delivery delays that typically parallel the cancellation rights in our purchase agreements.

We believe that the majority of our 787 aircraft deliveries in our orderbook will be delayed, which could give us, our airline customers and Boeing the right to cancel these aircraft commitments.

As a result of continued manufacturing delays as discussed above, our aircraft delivery schedule could continue to be subject to material changes and delivery delays could extend beyond 2022.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of June 30, 2022, along with the lease placements of such aircraft as of August 4, 2022. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2022	45	45	100.0%
2023	85	86	98.8%
2024	58	96	60.4%
2025	35	69	50.7%
2026	16	65	24.6%
Thereafter	9	69	13.0%
Total	248	430

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of June 30, 2022, we had a globally diversified customer base of 116 airlines in 62 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development. Despite the disruption caused to the commercial airline industry by the COVID-19 pandemic since early 2020, global air travel continues to recover and has accelerated in most markets. The International Air Transport Association (“IATA”) reported that passenger traffic was up 76% in the month of June 2022 relative to the same month in the prior year, benefiting from a significant acceleration in international traffic and strong continued expansion of domestic traffic in most markets. International traffic in June of 2022 rose 230% relative to the prior year, though it remains 35% lower than the same month in 2019. Global domestic passenger traffic in June 2022 rose 5% relative to the prior year, with all major markets rising except China domestic given residual impact of COVID-related travel constraints, and was 19% lower than the same month in 2019. According to IATA, several international routes are now exceeding 2019 traffic levels or are expected to exceed those levels near-term, several other domestic markets are quickly approaching 2019 levels. China domestic traffic is also recently showing signs of stabilization. We believe COVID-19 vaccination progress, therapeutic treatments and the easing of travel restrictions will continue to support the recovery of air passenger traffic and the commercial airline industry.

Currently, we are experiencing increased demand for our aircraft as global air traffic recovers from the pandemic. We believe supply chain challenges will further exacerbate what was already shaping up to be a shortage of commercial aircraft. The increased demand for our aircraft, when combined with rising interest rates and inflation, is providing a catalyst for rising lease rates. Lease rates can be influenced by several factors including impacts of changes in the competitive landscape of the aircraft leasing industry, supply chain disruptions, evolving international trade matters, epidemic diseases and geopolitical events and therefore, are difficult to project or forecast.

Our airline customers are facing higher operating costs as a result of rising fuel costs, interest rates and inflation, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although the magnitude of underlying pre-pandemic demand returning and still-to-return to the market is offering a strong counterbalance to these increased costs. Many of these customers are also exposed to currency risk related to the appreciation of the U.S. dollar because they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us. If our airline customers are not able to effectively manage their operating costs and currency risk, it could impact our financial results and cash flows.

We continue to expect more airline reorganizations, liquidations, or other forms of bankruptcies, which may include some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. As of the date of this filing, we had eight aircraft across three airlines which were subject to various forms of insolvency proceedings.

We believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. We expect the aviation industry to continue to recover from the impact of COVID-19.

Liquidity and Capital Resources

Overview

We ended the second quarter of 2022 with available liquidity of $7.6 billion which is comprised of unrestricted cash of $1.0 billion and undrawn balances under our unsecured revolving credit facility of $6.6 billion. We finance the purchase of aircraft and our business operations using available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business on an unsecured basis with primarily fixed-rate debt from public bond offerings. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. We have also issued preferred stock with a total aggregate stated value of $850.0 million. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, secured financings and preferred stock issuances serves as a key advantage in managing our liquidity. Aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next six to twelve months and potentially beyond.

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

We ended the second quarter of 2022 with total debt outstanding of $18.5 billion compared to $17.2 billion as of December 31, 2021. Our unsecured debt outstanding increased to $18.4 billion as of June 30, 2022 from $17.1 billion as of December 31, 2021. Our unsecured debt as a percentage of total debt was 99.3% and 99.2% as of June 30, 2022 and December 31, 2021, respectively.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available borrowings under our unsecured revolving credit facility and general ability to access the capital markets for opportunistic public bond offerings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the second quarter of 2022 with $1.0 billion in unrestricted cash.
•Lease cash flows: We ended the second quarter of 2022 with $31.3 billion in committed minimum future rental payments comprised of $15.0 billion in contracted minimum rental payments on the aircraft in our existing fleet and $16.3 billion in minimum future rental payments related to aircraft which will deliver between 2022 through 2027. These rental payments are a primary driver of our short and long-term operating-cash-flow. As of June 30, 2022, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.2 billion. For further detail on our minimum future rentals for the remainder of 2022 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of August 4, 2022, our $7.1 billion revolving credit facility is syndicated across 53 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2026. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect to us or the general economy.
•Senior unsecured bonds: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured bonds, primarily through our Medium-Term Note Program at attractive cost of funds. In 2022, we have issued $1.5 billion of Medium-Term Notes with a weighted average interest rate of 2.54% and we expect to have continued access to the investment grade bond market in the future, although we anticipate interest rates for issuances in the near term will increase from those available in recent years.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We are targeting to sell up to $750.0 million in aircraft for 2022, subject to any further significant delivery delays we might experience during the second half of this year.
•Other sources: In addition to the above, we generate liquidity through other sources of debt financing (including unsecured and secured bank term loans), issuances of preferred stock and cash received from security deposits and maintenance reserves from our lease agreements.
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

While we have experienced a low interest rate environment for many years, substantial improvement in the labor markets, higher inflation and geopolitical events have led to an increase in borrowing rates. We expect short-term interest rates to continue to rise. A higher interest rate environment may adversely affect our businesses through increased borrowing costs, although this impact may be offset in whole or in part if increased interest rates lead to an increase in leasing activity by our airline customers.

Our material cash requirements as of June 30, 2022, are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt obligations	$1,291,611	$2,566,329	$2,885,280	$2,404,761	$3,963,094	$5,420,177	$18,531,252
Interest payments on debt outstanding(1)	265,327	488,339	412,246	339,308	235,360	432,636	2,173,216
Purchase commitments(2)	3,082,573	6,057,223	6,223,538	4,186,938	3,641,767	4,433,109	27,625,148
Total	$4,639,511	$9,111,891	$9,521,064	$6,931,007	$7,840,221	$10,285,922	$48,329,616

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2022.
(2) Purchase commitments reflect future Boeing and Airbus aircraft deliveries based on information currently available to us based on contractual documentation.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock. Based on our expected cash sources and requirements for the remainder of 2022, we believe that we have sufficient liquidity to meet our cash requirements for aircraft deliveries and debt service obligations. We expect that we will continue to access the capital markets for public bond offerings over the next 12 months.

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
As of June 30, 2022, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the costs of certain financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and other SEC filings.

Cash Flows

Our cash flows provided by operating activities increased by 14.3% or $86.2 million, to $688.8 million for the six months ended June 30, 2022 as compared to $602.7 million for the six months ended June 30, 2021. Our cash flow provided by operating activities during the six months ended June 30, 2022 increased due to the continued growth of our fleet and an increase in our cash collections as compared to the six months ended June 30, 2021. Our cash flow used in investing activities was $2.0 billion for the six months ended June 30, 2022 and $1.4 billion for the six months ended June 30, 2021, which resulted primarily from the purchase of aircraft. Our cash flow provided by financing activities was $1.3 billion for the six months ended June 30, 2022 as compared to $273.7 million for the six months ended June 30, 2021. The increase is primarily due to the issuance of debt, net of debt repayments, related in part to the acquisition of aircraft investments.

Debt

Our debt financing at June 30, 2022 and December 31, 2021 is summarized below:

	June 30, 2022	December 31, 2021
	( in thousands, except percentages)
Unsecured
Senior notes	$17,685,728	$16,892,058
Term financings	190,325	167,000
Revolving credit facility	520,000	—
Total unsecured debt financing	18,396,053	17,059,058
Secured
Term financings	120,226	126,660
Export credit financing	14,973	18,301
Total secured debt financing	135,199	144,961

Total debt financing	18,531,252	17,204,019
Less: Debt discounts and issuance costs	(195,177)	(181,539)
Debt financing, net of discounts and issuance costs	$18,336,075	$17,022,480
Selected interest rates and ratios:
Composite interest rate(1)	2.81%	2.79%
Composite interest rate on fixed-rate debt(1)	2.85%	2.90%
Percentage of total debt at a fixed-rate	92.4%	94.8%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured notes (including Medium-Term Note Program)

As of June 30, 2022, we had $17.7 billion in senior unsecured notes outstanding. As of December 31, 2021, we had $16.9 billion in senior unsecured notes outstanding.

During the six months ended June 30, 2022, we issued $1.5 billion in aggregate principal amount of senior unsecured notes comprised of (i) $750.0 million in aggregate principal amount of 2.20% Medium-Term Notes due 2027, and (ii) $750.0 million in aggregate principal amount of 2.875% Medium-Term Notes due 2032.

For more information regarding our senior unsecured notes outstanding, see Note 2 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Unsecured revolving credit facility

As of June 30, 2022, we had $520.0 million outstanding under our unsecured revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2021, we did not have any amounts outstanding under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2022, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2025 to May 5, 2026, increased the total revolving commitments to approximately $7.0 billion as of May 5, 2022 and replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As of June 30, 2022, borrowings under the Revolving Credit Facility accrued interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility), plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to increases or decreases based on declines or improvements in the credit ratings for our debt.

In June 2022, we increased the aggregate facility capacity by an additional $122.5 million and also extended the maturity of $125.0 million in commitments to May 5, 2026. As of August 4, 2022, we had total revolving commitments of approximately $7.1 billion. Lenders held revolving commitments totaling approximately $6.7 billion that mature on May 5, 2026, commitments totaling $32.5 million that mature on May 5, 2025 and commitments totaling $375.0 million that mature on May 5, 2023.

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

Other debt financings

From time to time, we enter into other debt financings such as unsecured term financings and secured term financings, including export credit. As of June 30, 2022, the outstanding balance on other debt financings was $325.5 million and we had pledged three aircraft as collateral with a net book value of $217.1 million. As of December 31, 2021, the outstanding balance on other debt financings was $312.0 million and we had pledged three aircraft as collateral with a net book value of $222.2 million.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of June 30, 2022 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2022	Carrying Value as of June 30, 2022	Issue Date	Dividend Rate in Effect at June 30, 2022	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total Preferred Stock	10,600,000	$850,000

For more information regarding our preferred stock issued and outstanding, see Note 4 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes the cash dividends that we paid during the six months ended June 30, 2022 on our outstanding Series A, Series B and Series C Preferred Stock:

Title of each class	March 15, 2022	June 15, 2022
	(in thousands)
Series A Preferred Stock	$3,844	$3,844
Series B Preferred Stock	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094

Off‑balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements which are consolidated.

We have non-controlling interests in two investment funds in which we own 9.5% of the equity of each fund. We account for our interest in these funds under the equity method of accounting due to our level of influence and involvement in the funds. Also, we manage aircraft that we have sold through our Thunderbolt platform. In connection with the sale of certain aircraft portfolios through our Thunderbolt platform, we hold non-controlling interests of approximately 5.0% in two entities. These investments are accounted for under the cost method of accounting.

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

As of June 30, 2022, we had approximately $0.8 billion of floating rate debt outstanding that used either one or three-month LIBOR as the applicable reference rate to calculate the interest on such debt, of which $155.5 million is set to mature after June 30, 2023. Additionally, our perpetual Series A Preferred Stock is set to accrue dividends at a floating rate determined by reference to three-month LIBOR, if available, beginning March 15, 2024. While all of our agreements governing LIBOR-linked debt obligations and Series A Preferred Stock obligations that are set to mature after June 30, 2023 contain LIBOR transition fallback provisions, the lack of a standard market practice and inconsistency in fallback provisions in recent years is reflected across the agreements governing our floating rate debt and Series A Preferred Stock. For our Series A Preferred Stock, if we determine there is no such alternative reference rate as of March 15, 2024, then we must select an independent financial advisor to determine a substitute rate for LIBOR, and if an independent financial advisor cannot determine an alternative reference rate, the dividend rate, business day convention and manner of calculating dividends applicable during the fixed-rate period of the Series A Preferred Stock will be in effect.

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

If the rate used to calculate interest on our outstanding floating rate debt that as of June 30, 2022, used LIBOR and our Series A Preferred Stock were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of an alternative reference rate determined under the fallback provisions in the applicable financial instrument when LIBOR is discontinued, we would expect to incur additional interest expense and preferred dividends of $8.4 million and $2.5 million, respectively on such indebtedness and our Series A Preferred Stock as of June 30, 2022 on an annualized basis.

Credit Ratings

In June 2022, Fitch Ratings reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 25, 2022
Standard and Poor's	BBB	BBB	Stable	April 21, 2022
Fitch Ratings	BBB	BBB	Stable	June 28, 2022

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

Results of Operations

The following table presents our historical operating results for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Revenues
Rental of flight equipment	$545,271	$452,044	$1,111,825	$920,139
Aircraft sales, trading and other	12,425	39,833	42,533	46,565
Total revenues	557,696	491,877	1,154,358	966,704

Expenses
Interest	118,997	113,598	236,274	231,584
Amortization of debt discounts and issuance costs	13,413	12,513	26,610	24,538
Interest expense	132,410	126,111	262,884	256,122
Depreciation of flight equipment	235,284	217,817	470,591	426,782
Write-off of Russian fleet	—	—	802,352	—
Selling, general and administrative	38,512	26,687	71,277	53,601
Stock-based compensation expense	6,558	6,700	4,035	12,108
Total expenses	412,764	377,315	1,611,139	748,613
Income/(loss) before taxes	144,932	114,562	(456,781)	218,091
Income tax (expense)/benefit	(28,655)	(21,140)	104,065	(40,577)
Net income/(loss)	$116,277	$93,422	$(352,716)	$177,514
Preferred stock dividends	(10,425)	(7,835)	(20,850)	(11,679)
Net income/(loss) attributable to common stockholders	$105,852	$85,587	$(373,566)	$165,835

Earnings/(Loss) per share of common stock:
Basic	$0.95	$0.75	$(3.32)	$1.45
Diluted	$0.95	$0.75	$(3.32)	$1.45

Other financial data
Pre-tax margin	26.0%	23.3%	(39.6)%	22.6%
Pre-tax return on common equity (trailing twelve months)	(3.0)%	8.5%	(3.0)%	8.5%
Adjusted net income before income taxes(1)	$154,478	$125,940	$355,366	$243,058
Adjusted diluted earnings per share before income taxes(1)	$1.39	$1.10	$3.15	$2.13
Adjusted pre-tax margin(1)	27.7%	25.6%	30.8%	25.1%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	12.2%	9.6%	12.2%	9.6%
__________________________________________
(1)Adjusted net income before income taxes (defined as net income/(loss) attributable to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, such as write-offs of our Russian fleet, that are not expected to continue in the future and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income/(loss) attributable to common stockholders, pre-tax margin, earnings/(loss) per share, diluted earnings/(loss) per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of the numerator for adjusted pre-tax profit margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$105,852	$85,587	$(373,566)	$165,835
Amortization of debt discounts and issuance costs	13,413	12,513	26,610	24,538
Write-off of Russian fleet	—	—	802,352	—
Stock-based compensation expense	6,558	6,700	4,035	12,108
Income tax expense/(benefit)	28,655	21,140	(104,065)	40,577
Adjusted net income before income taxes	$154,478	$125,940	$355,366	$243,058

Denominator for adjusted pre-tax margin:
Total revenues	$557,696	$491,877	$1,154,358	$966,704
Adjusted pre-tax margin(a)	27.7%	25.6%	30.8%	25.1%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$105,852	$85,587	$(373,566)	$165,835
Amortization of debt discounts and issuance costs	13,413	12,513	26,610	24,538
Write-off of Russian fleet	—	—	802,352	—
Stock-based compensation expense	6,558	6,700	4,035	12,108
Income tax expense/(benefit)	28,655	21,140	(104,065)	40,577
Adjusted net income before income taxes	$154,478	$125,940	$355,366	$243,058

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,043,836	114,377,965	112,373,092	114,373,576
Potentially dilutive securities, whose effect would have been anti-dilutive	—	—	301,279	—
Adjusted weighted-average diluted common shares outstanding	111,043,836	114,377,965	112,674,371	114,373,576
Adjusted diluted earnings per share before income taxes(b)	$1.39	$1.10	$3.15	$2.13

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by adjusted weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months June 30,
	2022	2021
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(131,242)	$389,636
Amortization of debt discounts and issuance costs	52,693	46,802
Write-off of Russian fleet	802,352	—
Stock-based compensation expense	18,443	21,415
Income tax (benefit)/expense	(40,258)	100,165
Adjusted net income before income taxes	$701,988	$558,018

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$5,951,715	$5,619,801
Common shareholders' equity as of end of the period	$5,589,634	$5,951,715
Average common shareholders' equity	$5,770,675	$5,785,758

Adjusted pre-tax return on common equity(c)	12.2%	9.6%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended June 30, 2022, compared to the three months ended June 30, 2021

Rental revenue

During the three months ended June 30, 2022, we recorded $545.3 million in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $2.4 million, as compared to $452.0 million, which included amortization expense related to initial direct costs, net of overhaul revenue of $9.9 million for the three months ended June 30, 2021. Our owned fleet increased to 392 aircraft with a net book value of $23.5 billion as of June 30, 2022 from 354 aircraft with a net book value of $21.5 billion as of June 30, 2021. The increase in rental revenues was primarily driven by the growth in our fleet and the recognition of cash basis revenue of $8.7 million as compared to $41.6 million of cash basis losses in the three months ended June 30, 2021. This increase was partially offset by the loss of revenues from the termination of our leasing activities in Russia during the first quarter of 2022.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $12.4 million for the three months ended June 30, 2022 compared to $39.8 million for the three months ended June 30, 2021. The decrease in our aircraft sales, trading and other revenue is primarily attributable to $34.0 million in revenue recognized from the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings during the quarter ended June 30, 2021. We did not sell any aircraft during the three months ended June 30, 2022 and June 30, 2021.

Interest expense

Interest expense totaled $132.4 million for the three months ended June 30, 2022 compared to $126.1 million for the three months ended June 30, 2021. Our interest expense increased due to an increase in our average debt balance, which was offset by a decline in our composite cost of funds as compared to the prior year. Due to the rising interest rate environment, we expect our interest expense will increase as our average debt balance outstanding and our composite cost of funds each increase in the future.

Depreciation expense

We recorded $235.3 million in depreciation expense of flight equipment for the three months ended June 30, 2022 compared to $217.8 million for the three months ended June 30, 2021. The increase in depreciation expense for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily attributable to the growth of our fleet during the last twelve months. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $38.5 million for the three months ended June 30, 2022 compared to $26.7 million for the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to the increase in business activity, increased expenses related to insurance premiums and the transition of aircraft. During the three months ended June 30, 2022, we renewed our insurance which resulted in an annualized increase in our insurance premiums of approximately $16.0 million that we anticipate will increase our selling, general and administrative expenses in future periods. We expect an increase in operating costs due to higher inflation, increased insurance premiums, and certain geopolitical events, such as the Russia-Ukraine conflict. Selling, general and administrative expenses as a percentage of total revenue increased to 6.9% for the three months ended June 30, 2022 compared to 5.4% for the three months ended June 30, 2021.

Taxes

Our effective tax rate for the quarter increased to 19.8% from 18.5% in the prior year. The effective tax rate increased due to changes in permanent items.

Net income attributable to common stockholders

For the three months ended June 30, 2022, we reported consolidated net income attributable to common stockholders of $105.9 million, or $0.95 per diluted share, compared to a consolidated net income attributable to common stockholders of $85.6 million, or $0.75 per diluted share, for the three months ended June 30, 2021. Our net income attributable to common stockholders and diluted earnings per share increased due to the continued growth of our fleet, partially offset by the loss of revenues from the termination of our leasing activities in Russia and the $34.0 million recognized from the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings during the quarter ended June 30, 2021.

Adjusted net income before income taxes

For the three months ended June 30, 2022, we recorded adjusted net income before income taxes of $154.5 million, or $1.39 per adjusted diluted share, compared to an adjusted net income before income taxes of $125.9 million, or $1.10 per adjusted diluted share, for the three months ended June 30, 2021. Our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes increased for the three months ended June 30, 2022 as compared to 2021, primarily due to the continued growth of our fleet and the increase in revenues as discussed above.

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

Six months ended June 30, 2022, compared to the six months ended June 30, 2021

Rental revenue

During the six months ended June 30, 2022, we recorded $1.1 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $42.1 million, as compared to $920.1 million, which included amortization expense related to initial direct costs, net of overhaul revenue of $12.3 million for the six months ended June 30, 2021. Our owned fleet increased to 392 aircraft with a net book value of $23.5 billion as of June 30, 2022 from 354 aircraft with a net book value of $21.5 billion as of June 30, 2021. The increase in rental revenues was primarily driven by the growth in our fleet and the recognition of cash basis revenue of $5.6 million as compared to $90.3 million of cash basis losses in the six months ended June 30, 2021. This increase was partially offset by the loss of revenues from the termination of our leasing activities in Russia during the first quarter of 2022.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $42.5 million for the six months ended June 30, 2022 compared to $46.6 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, we had approximately $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia and $7.2 million in gains from four sales-type lease transactions in the current year period. Despite the revenue items discussed above, Aircraft sales, trading and other revenue decreased due to $34.0 million in revenue recognized from the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings during the six months ended June 30, 2021. We did not sell any aircraft during the six months ended June 30, 2022 and June 30, 2021.

Interest expense

Interest expense totaled $262.9 million for the six months ended June 30, 2022 compared to $256.1 million for the six months ended June 30, 2021. Our interest expense increased due to the increase in our average debt balance, which was offset by a decline in our composite cost of funds as compared to the prior year. Due to the rising interest rate environment, we expect our interest expense will increase as our average debt balance outstanding and our composite cost of funds each increase in the future.

Depreciation expense

We recorded $470.6 million in depreciation expense of flight equipment for the six months ended June 30, 2022 compared to $426.8 million for the six months ended June 30, 2021. The increase in depreciation expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable to the growth of our fleet during the last twelve months. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Write-off of Russian fleet

As further described above under “Impact of Russia-Ukraine Conflict”, in response to the sanctions against certain industry sectors and parties in Russia, in March 2022 we terminated all of our leasing activities in Russia, including 24 aircraft in our owned fleet and eight aircraft in our managed fleet. As of August 4, 2022, 21 aircraft in our owned fleet and six aircraft in our managed fleet remain in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and our repeated demands for the return of the assets. While we or the applicable managed platform maintain title to the 21 aircraft, we determined that it is unlikely we or they will regain possession of the aircraft that have not been returned and that remain in Russia. As such, during the six months ended June 30, 2022, we recorded a write-off of our interests in our owned and managed fleet that remain in Russia, totaling approximately $802.4 million. We did not have any losses from asset write-offs for the three months ended June 30, 2022. In June 2022, we submitted insurance claims to our insurers to recover our losses relating to these aircraft and are vigorously pursuing all available insurance claims.

Stock-based compensation

We recorded stock-based compensation expense of $4.0 million for the six months ended June 30, 2022 compared to stock-based compensation expense of $12.1 million for the six months ended June 30, 2021. The decrease in stock-based compensation relates to reductions in the underlying vesting estimates of certain book value RSUs as the performance criteria are no longer considered probable of being achieved.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $71.3 million for the six months ended June 30, 2022 compared to $53.6 million for the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to the increase in business activity, increased expenses related to insurance premiums and the transition of aircraft. During the six months ended June 30, 2022, we renewed our insurance which resulted in an annualized increase in our insurance premiums of approximately $16.0 million that we anticipate will increase our selling, general and administrative expenses in future periods. We expect an increase in operating costs due to higher inflation, increased insurance premiums, and certain geopolitical events, such as the Russia-Ukraine conflict. Selling, general and administrative expenses as a percentage of total revenue increased to 6.2% for the six months ended June 30, 2022 compared to 5.5% for the six months ended June 30, 2021.

Taxes

For the six months ended June 30, 2022 and June 30, 2021, we reported an effective tax rate exclusive of any discrete items of 19.8% and 18.6%, respectively. Due to discrete items related to the write-off of our Russian fleet, we reported an overall effective tax rate of 22.8% for the six months ended June 30, 2022.

Net income/(loss) attributable to common stockholders

For the six months ended June 30, 2022, we reported a net loss attributable to common stockholders of $373.6 million, or loss of $3.32 per diluted share, compared to a net income attributable to common stockholders of $165.8 million, or $1.45 per diluted share, for the six months ended June 30, 2021. Despite the growth of our fleet, our net income attributable to common stockholders and diluted earnings per share decreased due to the impact of the write-off of our Russian fleet.

Adjusted net income before income taxes

For the six months ended June 30, 2022, we recorded adjusted net income before income taxes of $355.4 million, or $3.15 per adjusted diluted share, compared to an adjusted net income before income taxes of $243.1 million, or $2.13 per adjusted diluted share, for the six ended June 30, 2021. Our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes increased for the six months ended June 30, 2022 as compared to 2021, primarily due to the continued growth of our fleet and the increase in revenues as discussed above.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2021. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the six months ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Our lease rental stream is generally fixed over the life of our leases. While our floating-rate debt balances have decreased in recent years, we do have some exposure to changing interest rates as a result of our floating-rate debt. As of June 30, 2022 and December 31, 2021, we had $1.4 billion and $895.4 million in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate or be reset to a new fixed rate based on the then-applicable floating rate, after five years from initial issuance. If interest rates increase, as they have been throughout 2022, we would be obligated to make higher interest payments to our lenders, and eventually, higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If our composite interest rate was to increase by 1.0%, we would expect to incur additional interest expense on our existing indebtedness of approximately $14.1 million and $9.0 million as of June 30, 2022 and December 31, 2021, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.5% of our lease revenues were denominated in foreign currency as of June 30, 2022 and December 31, 2021, respectively. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 and under “Part II—Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

The following table provides information about our purchases of our Class A common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1-30, 2022	461,416	$44.33	461,416	$—
May 1-31, 2022	—	—	—	$—
June 1-30, 2022	—	—	—	$—
Total April 1, 2022 - June 30, 2022	461,416	$44.33	461,416

The 2022 Repurchase Program terminated in April 2022 upon completion of the entire $150.0 million of outstanding shares authorized under the 2022 Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Seventh Amendment and Extension Agreement, dated April 26, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 27, 2022

10.2
Lender Extension Supplement, dated June 3, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
Filed herewith

10.3
New Lender Supplement, dated June 27, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
Filed herewith

10.4†	Amendment No. 37 to A320 NEO Family Purchase Agreement, dated June 16, 2022, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.5	Severance and Release Agreement, dated April 21, 2022, by and between Air Lease Corporation and Jie Chen.				Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
†	The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type of information that the Company both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

August 4, 2022	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 4, 2022	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)