Form 10-K
period 2022-12-31
AIR LEASE CORP
filed 2023-02-16
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of registrant’s voting stock held by non-affiliates was approximately $3.5 billion on June 30, 2022, based upon the last reported sales price on the New York Stock Exchange. As of February 15, 2023, there were 110,912,629 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrant’s 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2022 fiscal year, are incorporated by reference into Part III of this Report.

Form 10-K
For the Fiscal Year Ended December 31, 2022
INDEX

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, the impact of lease deferrals and other accommodations, aircraft delivery delays, the impact of inflation, rising interest rates and other macroeconomic conditions, and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general commercial aviation industry, economic, and business conditions, which will, among other things, affect demand for aircraft, availability, and creditworthiness of current and prospective lessees; lease rates; availability and cost of financing and operating expenses; governmental actions and initiatives; and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We currently have relationships with over 200 airlines across 70 countries. We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including markets such as Asia, Europe, the Middle East and Africa, U.S. and Canada, Central America, South America and Mexico, and the Pacific, Australia and New Zealand. As air travel continues to recover from the impact of the COVID-19 pandemic, we expect demand for our modern fuel-efficient aircraft will continue to increase. In markets such as the United States and Western Europe, our strategy is to focus on the replacement market as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. In less saturated markets, including parts of Asia, in addition to the replacement market, we serve customers expanding their fleets.

Many of these markets are experiencing increased demand for passenger airline travel and have lower market saturation than more mature markets such as the United States and Western Europe. We expect that these markets will also present significant replacement opportunities in upcoming years as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. An important focus of our strategy is meeting the needs of this replacement market. Airlines in some of these markets have fewer financing alternatives, enabling us to command higher lease rates compared to those in more mature markets.

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

During the year ended December 31, 2022, we purchased 60 new aircraft from Boeing and Airbus, purchased one aircraft from the secondary market, sold six aircraft and wrote-off our interests in 21 aircraft in our owned fleet that were detained in Russia. However, in October 2022, we recovered one of these aircraft. See “Impact of Russia-Ukraine conflict” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further discussion. We ended the year with a total of 417 aircraft in our owned fleet. The net book value of our fleet grew by 7.2% to $24.5 billion as of December 31, 2022 compared to $22.9 billion as of December 31, 2021. The weighted average age of our fleet was 4.5 years and the weighted average lease term remaining was 7.1 years as of December 31, 2022. Our managed fleet was comprised of 85 aircraft as of December 31, 2022 as compared to 92 aircraft as of December 31, 2021. We have a globally diversified customer base comprised of 117 airlines in 62 countries as of December 31, 2022. We continue to have a strong lease utilization rate of 99.6% for the year ended December 31, 2022.

As of December 31, 2022, we had commitments to purchase 398 aircraft from Boeing and Airbus for delivery through 2029, with an estimated aggregate commitment of $25.5 billion. We have placed approximately 90% of our committed orderbook on long-term leases for aircraft delivering through the end of 2024 and have placed 60% of our entire orderbook. We ended 2022 with $31.4 billion in committed minimum future rental payments, consisting of $15.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.8 billion in minimum future rental payments related to aircraft which will deliver between 2023 through 2028.

We typically finance the purchase of aircraft and our business with available cash balances, internally generated funds from our aircraft leasing and sales activities, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. In 2022, we issued approximately $2.2 billion in aggregate principal amount of senior unsecured notes with maturities ranging from 2027 to 2032 with a weighted average interest rate of 3.59%. We ended 2022 with total debt outstanding of $18.8 billion, of which 91.3% was at a fixed rate and 99.3% of which was unsecured. As of December 31, 2022, our composite cost of funds raised through debt financings was 3.07%.

Our total revenues for the year ended December 31, 2022 increased by 11.0% to $2.3 billion as compared to 2021. The increase in total revenues was primarily driven by the continued growth in our fleet and significantly lower COVID-19 related lease restructuring and cash basis losses.

During the year ended December 31, 2022, we recorded net loss attributable to shareholders of $138.7 million, or net loss of $1.24 per diluted share, as compared to net income attributable to shareholders of $408.2 million, or $3.57 per diluted share, for the year ended December 31, 2021. Despite the growth of our fleet, the decrease was due to the net impact of the write-off of our Russian fleet, which totaled approximately $771.5 million for the year ended December 31, 2022. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our financial results for the year ended December 31, 2022.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items, such as the net impact of the write-off of our Russian fleet. Adjusted net income before income taxes for the year ended December 31, 2022 increased 11.9% to $659.9 million compared to $589.7 million for the year ended December 31, 2021. Adjusted net income before income taxes per diluted share increased 14.4% to $5.89 per adjusted diluted share for the year ended December 31, 2022 compared to $5.15 per adjusted diluted share for the year ended December 31, 2021. Our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes increased for the year ended December 31, 2022 as compared to 2021, primarily due to the continued growth of our fleet and the increase in revenues.

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

Industry Outlook

Performance of the commercial airline industry is linked to global economic health and development. Passenger traffic has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the middle class and the ease and affordability of air travel and we expect this trend to continue. Global air travel continues to recover following the impact of the COVID-19 pandemic. The International Air Transport Association (“IATA”) reported that passenger traffic was up 64% during 2022 relative to the prior year, due to a significant acceleration in international traffic and strong continued expansion of domestic traffic in most markets. International traffic in 2022 rose 153% relative to the prior year, benefiting from further relaxation of international travel restrictions in a number of countries. Global domestic traffic rose 11% during 2022 as compared to the prior year, with most major markets experiencing double-digit percentage increases except for China, which was constrained by temporary domestic travel restrictions. According to IATA, several international routes are now exceeding 2019 traffic levels or are expected to exceed those levels near term and several domestic markets are quickly approaching 2019 levels. In January 2023, international travel restrictions in China were lifted, which should further bolster global international traffic volumes this year and beyond. Additionally, IATA has previously reported that it expects global passenger departures to return to 2019 levels by 2024.

Fundamental drivers of our business have demonstrated significant durability through numerous cycles and downturns. These drivers include: the growth of passenger traffic over time; the increased role of lessors to finance a greater share of the world’s fleet; and the need and desire for airlines to replace aging aircraft. Elevated fuel costs and other expenses inherent in operating older aircraft, along with environmental sustainability initiatives are also driving increased demand for new aircraft.

Operations to Date

Current Fleet

The net book value of our fleet increased by 7.2% to $24.5 billion as of December 31, 2022 compared to $22.9 billion as of December 31, 2021. As of December 31, 2022, we owned 417 aircraft in our aircraft portfolio, comprised of 306 narrowbody aircraft and 111 widebody aircraft. As of December 31, 2022, the weighted average fleet age and weighted average remaining lease term of our fleet was 4.5 years and 7.1 years, respectively. We had a managed fleet of 85 aircraft as of December 31, 2022 compared to 92 as of December 31, 2021. References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Asia (excluding China)	$625,355	28.2%	$558,020	27.9%	$573,722	29.5%
Europe	611,091	27.6%	564,479	28.2%	525,543	27.0%
China	359,976	16.3%	352,375	17.6%	341,121	17.5%
The Middle East and Africa	251,243	11.3%	210,977	10.5%	220,017	11.3%
U.S. and Canada	143,266	6.5%	130,717	6.5%	106,694	5.5%
Central America, South America and Mexico	141,638	6.4%	104,315	5.2%	88,113	4.5%
Pacific, Australia, and New Zealand	81,939	3.7%	82,454	4.1%	91,410	4.7%
Total	$2,214,508	100.0%	$2,003,337	100.0%	$1,946,620	100.0%

The following table sets forth the regional concentration based on each airline's principal place of business of our flight equipment subject to operating lease based on net book value as of December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,985,317	32.5%	$7,439,993	32.5%
Asia (excluding China)	7,144,188	29.1%	5,952,981	26.0%
China	2,792,022	11.4%	2,934,224	12.8%
The Middle East and Africa	2,253,342	9.3%	2,447,919	10.7%
Central America, South America, and Mexico	1,924,216	7.8%	1,566,133	6.8%
U.S. and Canada	1,557,260	6.3%	1,638,450	7.2%
Pacific, Australia, and New Zealand	882,040	3.6%	919,304	4.0%
Total	$24,538,385	100.0%	$22,899,004	100.0%

At December 31, 2022 and 2021, we owned and managed leased aircraft to customers in the following regions based on each airline’s principal place of business:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	49	41.9%	50	42.5%
Asia (excluding China)	23	19.7%	22	18.6%
The Middle East and Africa	14	12.0%	14	11.9%
U.S. and Canada	13	11.1%	13	11.0%
China	8	6.8%	9	7.6%
Central America, South America and Mexico	7	6.0%	7	5.9%
Pacific, Australia, and New Zealand	3	2.5%	3	2.5%
Total	117	100.0%	118	100.0%

(1) A customer is an airline with its own operating certificate.

For the years ended December 31, 2022, 2021, and 2020, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business; however, no individual airline contributed more than 10% to our rental revenue. Our customer base is highly diversified, with our average customer representing approximately 1.0% of our fleet net book value as of December 31, 2022. We also have a global customer base with the average country representing approximately 1.8% of our fleet net book value as of December 31, 2022.

Aircraft Acquisition Strategy

We seek to acquire the most highly in demand and widely distributed, modern technology, fuel efficient and lowest emissions narrowbody and widebody commercial jet aircraft. Our strategy is to order new aircraft directly from the manufacturers. When placing new aircraft orders with the manufacturers, we strategically target the replacement of aging aircraft with modern technology aircraft. Additionally, we look to supplement our order pipeline with opportunistic purchases of aircraft in the secondary market and participate in sale-leaseback transactions with airlines. In addition to our focus on commercial aircraft, we have expanded our focus to include the cargo market based on customer demand.

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

Aircraft Leasing Strategy

The airline industry is complex and constantly evolving due to changes in the competitive landscape and passenger traffic patterns. Fleet flexibility is key to the airlines’ ability to effectively operate and compete in their respective markets. Operating leases offer airlines significant fleet flexibility by allowing them to adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital intensive assets which have an expected useful life of 25 years. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies. We may also, from time to time, work with our airline customers to assist them in obtaining financing for aircraft.

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

During the life of the lease, situations may emerge that place our customers under significant financial pressure, such as the circumstances resulting from the COVID-19 pandemic, which may lead us to repossess our aircraft or restructure our leases with our airline customers. When we repossess an aircraft leased in a foreign country, we generally expect to export the aircraft from the lessee’s jurisdiction. In some situations, the lessees may not fully cooperate in returning the aircraft. In those cases, we will take appropriate legal action, a process that could ultimately delay the return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanics’ liens, airport charges, navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

Remarketing

Our lease agreements are generally structured to require lessees to notify us six to 12 months in advance of the lease’s expiration if a lessee desires to renew or extend the lease. Requiring lessees to provide us with such advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to remarket or sell the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. As discussed above, our leases contain detailed provisions regarding the required condition of the aircraft and its components upon return at the end of the lease term.

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

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third-party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2022, we had a managed fleet of 85 aircraft.

Financing Strategy

We finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales and trading activity and an array of financing products. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt from public bond offerings. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for aircraft deliveries.

Insurance

We require our lessees to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance, aircraft all-risk hull insurance, and war-risk insurance covering risks such as hijacking, terrorism but excluding coverage for weapons of mass destruction and nuclear events), confiscation, expropriation, seizure, and nationalization. We generally require a certificate of insurance from the lessee’s insurance broker prior to delivery of an aircraft. Generally, all certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

Insurance premiums are to be paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage, in each case, should be suitable for the lessee’s area of operations and based on available insurance coverages. We generally require that the certificates of insurance contain, among other provisions, a provision prohibiting cancellation or material change without at least 30 days’ advance written notice to the insurance broker (who would be obligated to give us prompt notice), except in the case of hull war and liability war insurance policies, which customarily only provide seven days’ advance written notice for cancellation and may be subject to shorter notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and we require that all insurance carriers be required to waive rights of subrogation against us.

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

Aircraft hull policies generally contain standard clauses covering aircraft and engines. The lessee is required to pay all deductibles. Furthermore, the hull war policies generally contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts.

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

We cannot assure you that our lessees will be adequately insured against all risks in all territories in which they operate, that lessees will at all times comply with their obligations to maintain insurance, that any particular claim will be paid, or that lessees will be able to obtain adequate insurance coverage at commercially reasonable rates in the future.

In addition to the insurance coverage obtained by our lessees, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet and maintain other insurance covering the specific needs of our business operations. While we believe our insurance is adequate both as to coverages and amounts based on industry standards in the current market, we cannot assure you that we are adequately insured against all risks and in all territories in which our aircraft operate. For example, following the Russia-Ukraine conflict, Russia, Ukraine and Belarus are now generally excluded from coverage in our contingent liability, contingent hull and contingent hull war insurance consistent with insurance market terms available at the time these policies were last renewed.

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

Environmental Strategy and GHG Emissions

Climate Change

The airline industry is focused on addressing its environmental impact in response to increasingly stringent environmental laws and regulations concerning air emissions and other impacts to the environment. Our fleet of modern fuel-efficient aircraft continues to expand, with each new aircraft delivered from our orderbook providing an approximately 20% to 25% reduction in fuel consumption and emissions relative to the prior generations they replace. Approximately 80% of commercial passenger aircraft in service worldwide are prior generation aircraft and we believe this will result in our airline customers accelerating their transition to the most modern technology, fuel-efficient commercial aircraft we own and have on order.

With 398 of the most modern aircraft available currently on order through 2029, we are committed to purchasing the most fuel-efficient commercial aircraft available and leasing them to our customers worldwide, primarily targeting airline customers looking to replace older aircraft or airlines looking to add routes.

Below is a summary of the GHG emissions factors used and the GHG emissions by type for the fiscal year ended December 31, 2021. Scope 1 and Scope 2 GHG emissions information has been prepared in accordance with the World Resources Institute (WRI)/World Business Council for Sustainable Development (WBCSD) Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard and WRI/WBCSD GHG Protocol Scope 2 Guidance, collectively referred to herein as the GHG Protocol (the “GHG Protocol”).

GHG Emissions Factors

Emissions Scope	Emissions Source	Emissions Factor Employed
Scope 1 (Direct)	Natural Gas Diesel Backup Generators Aviation Fuel	• Natural gas: US EPA's Emission Factors for Greenhouse Gas Inventories, dated April 2022, were applied. For all natural gas emission sources at international locations, the UK Government GHG Conversion Factors for Company Reporting, dated January 2022, were applied.
• Diesel for backup generators: CGHGP Emission Factors from Cross Sector Tools, dated May 2017, were applied.
• Aviation fuel: Aviation fuel emission factors within the UK Government GHG Conversion Factors for Company Reporting dated January 2022 were applied.
Scope 2 (Indirect - Location-Based)	Electricity Chilled Water	The appropriate eGRID region was identified from the US EPA's Emission Factors for Greenhouse Inventories, dated April 2022, (if a U.S. facility) or a publicly available regional factor (if international facility). The most recently published electricity emission factor from the Sustainable Energy Authority of Ireland was applied to Dublin and the Carbon Footprint Country specific Electricity Grid Greenhouse Gas Emission Factors, dated March 2022, was applied to Hong Kong.

GHG Emissions by Type

	Carbon Dioxide	Methane	Nitrous Oxide	Total
Scope 1 Direct	4,394	3	42	4,439
Scope 2 Indirect - Location-Based	220	—	1	221

All GHG emissions figures are in metric tonnes of carbon dioxide equivalents (CO2e). In accordance with the GHG Protocol, we have included in our reporting carbon dioxide (CO2), methane (CH4), and nitrous oxide (N2O). Hydrofluorocarbons (HFCs), perfluorocarbons (PFCs), sulphur hexafluoride (SF6), and nitrogen trifluoride (NF3) emissions have been omitted as they are not material sources of greenhouse gases for us. The emissions figures provided above are based on the reporting tools and information reasonably available to us during the fiscal year ended December 31, 2021. There may be variations in methodology used by other companies in reporting emissions data, and consequently it is not always practical to directly compare emissions from different companies. In addition, future emissions results may vary as the methodology and performance measures applied by the aviation industry and by us continue to evolve.

Human Capital Resources

Culture and Values

We strive to conduct our business with integrity and in an honest and responsible manner and to build and maintain long-term, mutually beneficial relationships with our customers, suppliers, shareholders, employees and other stakeholders. We are also committed to fostering, cultivating and preserving a culture of diversity, equity, and inclusion. We believe that a diverse and inclusive culture helps maintain our position as a preeminent aircraft leasing company. As of December 31, 2022, more than 30% of our employees are multicultural and over 50% are female. Our values and priorities are further specified in our code of conduct and our ethics-related compliance policies, procedures, trainings, and programs. Ethical and inclusive behavior is strongly promoted by the management team and these values are reflected in our long-term strategy and our way of doing business.

Employees, Compensation and Benefits

Pay equity is central to our mission to attract and retain the best talent. Our compensation philosophy and reward structure are designed to compensate employees equitably and free of any bias. We demonstrate our commitment to pay equity by regularly reviewing our compensation practices for all our employees. Further, the health and wellness of our employees is a priority, and we offer employee benefits including a competitive compensation philosophy with comprehensive benchmarking analysis. Other benefits for which our employees in the United States, and to the extent practicable outside of the United States, are eligible for include but are not limited to: cash bonus programs, our long-term incentive plan, employee-funded 401(k) programs with company matching, education reimbursement, company-paid medical, dental and vision insurance, company-paid life insurance, reimbursement accounts and remote healthcare services among other health and wellness offerings. As of December 31, 2022, we had 151 full-time employees. None of our employees are represented by a union or collective bargaining agreements.

Access to Our Information

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make our public SEC filings available, at no cost, through our website at http://www.airleasecorp.com as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. We will also provide these reports in electronic or paper format free of charge upon written request made to Investor Relations at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067. Our SEC filings are also available free of charge on the SEC’s website at http://www.sec.gov.

Corporate Information
Our website is http://www.airleasecorp.com. We may post information that is important to investors on our website. Information included or referred to on, or otherwise accessible through, our website is not intended to form a part of or be incorporated by reference into this report.
Information about our Executive Officers
Set forth below is certain information concerning each of our executive officers as of February 16, 2023, including his/her age and current position with the Company. All of our executive officers have been employed by us during the past five years.

Name	Age	Company Position
Steven F. Udvar-Házy	76	Executive Chairman of the Board of Directors
John L. Plueger	68	Chief Executive Officer, President and Director
Carol H. Forsyte	60	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Gregory B. Willis	44	Executive Vice President and Chief Financial Officer
Alex A. Khatibi	62	Executive Vice President
Kishore Korde	49	Executive Vice President, Marketing
Grant A. Levy	60	Executive Vice President, Marketing and Commercial Affairs
John D. Poerschke	61	Executive Vice President of Aircraft Procurement and Specifications

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

Risks relating to our capital requirements and debt financings

Our substantial indebtedness will require significant capital to refinance our outstanding indebtedness and to acquire aircraft; our inability to make our debt payments and obtain incremental capital may have a material adverse effect on our business.

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2022, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $18.6 billion and our interest payments were approximately $533.9 million for the year ended December 31, 2022. We expect these amounts to grow as we acquire more aircraft. Our level of debt could have important consequences, including making it more difficult for us to satisfy our debt payment obligations and requiring a substantial portion of our cash flows to be dedicated to debt service payments; limiting our ability to obtain additional financing; increasing our vulnerability to negative economic and industry conditions; increasing our interest rate risk; and limiting our flexibility in planning for and reacting to changes in our industry.

Growing our fleet will require us to obtain substantial capital through additional financing, which may not be available to us on favorable terms or at all. As of December 31, 2022, we had 398 new aircraft on order with an estimated aggregate purchase price of approximately $25.5 billion. In addition to utilizing cash flow from operations to meet these commitments and to maintain an adequate level of unrestricted cash, we will need to raise additional funds by accessing committed debt facilities, securing additional financing from banks or through capital markets offerings. We also need to maintain access to the capital and credit markets and other sources of financing in order to repay or refinance our outstanding debt obligations.

Our access to financing sources depends upon a number of factors over which we have limited control, including general market conditions and interest rate fluctuations; periods of unexpected market disruption and volatility; the market's view of the quality of our assets, perception of our growth potential and assessment of our credit risk; the relative attractiveness of alternative investments; and the trading prices of our debt securities and preferred and common equity securities. Depending on market conditions at the time and our access to capital, we may also have to rely more heavily on additional equity issuances or on less efficient forms of debt financing that may require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes. Further, the issuance of additional shares of our outstanding preferred stock or any other preferred stock approved by our board of directors pursuant to our charter may result in such preferred stockholders having rights, preferences or privileges senior to existing Class A common stockholders, who would not have the ability to approve such issuance. These alternative measures may not be successful and may not permit us to make required repayments on our debt or meet our aircraft purchase commitments as they come due and other cash needs. The issuance of additional equity may be dilutive to existing shareholders or otherwise may be on terms not favorable to us or existing shareholders.

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

Cost of borrowing or interest rate increases may adversely affect our net income and our ability to compete in the marketplace.

We finance our business through a combination of short-term and long-term debt financings, with most bearing interest at a fixed rate and some bearing interest at a floating rate that varies with changes in the applicable reference rate. As of December 31,

2022, we had $17.2 billion of fixed rate debt and $1.6 billion of floating rate debt outstanding. Further, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate after the initial five years from issuance. Any increase in our cost of borrowing directly impacts our net income. Throughout the fiscal year ended December 31, 2022, market interest rates increased substantially, with the federal funds rate increasing from approximately 0.25% in the beginning of 2022 to approximately 4.25% at the end of 2022 and such increases may continue in the future. If the composite interest rate on our outstanding floating rate debt were to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness as of December 31, 2022, of approximately $16.3 million. Our cost of borrowing is affected primarily by the market’s assessment of our credit risk and fluctuations in interest rates and general market conditions. Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in U.S. Treasury rates and the Secured Overnight Financing Rate (“SOFR”), as applicable, changes in credit spreads, and the duration of the debt being issued. Increased interest rates prevailing in the market at the time of our incurrence of new debt will also increase our interest expense.

Moreover, if interest rates continue to rise sharply, we will not be able to immediately offset the negative impact on our net income by increasing lease rates, even if the market were able to bear the increased lease rates. Our leases are generally for multiple years with fixed lease rates over the life of the lease and, therefore, lags will exist because our lease rates with respect to a particular aircraft cannot generally be increased until the expiration of the lease. Higher interest expense and the need to offset higher borrowing costs by increasing lease rates may ultimately impact our ability to compete with other aircraft leasing companies in the marketplace, especially if those companies have lower cost of funding.

Decreases in interest rates may also adversely affect our business. Since our fixed rate leases are based, in part, on prevailing interest rates at the time we enter into the lease, if interest rates decrease, new fixed rate leases we enter into may be at lower lease rates and our lease revenue will be adversely affected.

In addition, certain of our debt instruments and equity securities that accrue dividends at a floating rate include the London Interbank Offered Rate (“LIBOR”) as the benchmark or reference rate. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that publication of certain tenors of U.S. dollar LIBOR (including overnight and one, three, six and 12 months) will permanently cease after June 30, 2023. While all of the agreements governing our LIBOR linked debt and Series A Preferred Stock obligations that are set to mature after June 30, 2023, contain LIBOR transition fallback provisions, the lack of a standard market practice and inconsistency in fallback provisions in recent years is reflected across these agreements. For example, our Series A Preferred Stock contains LIBOR fallback provisions that will allow for the use of an alternative reference rate selected by the central bank, reserve bank, monetary authority or any similar institution that is consistent with market practice regarding a substitute for three-month LIBOR. If we determine there is no such alternative reference rate, then we must select an independent financial advisor to determine a substitute rate for LIBOR, and if an independent financial advisor cannot determine an alternative reference rate, the dividend rate, business day convention and manner of calculating dividends applicable during the fixed-rate period of the Series A Preferred Stock will be in effect. The implementation of a substitute reference rate for the calculation of interest rates under our LIBOR linked debt obligations and our Series A Preferred Stock may cause us to incur expenses in effecting the transition and may result in disputes with our lenders or holders of Series A Preferred Stock over the appropriateness or comparability to LIBOR of the substitute reference rate selected. In addition, any substitute reference rates could result in interest and dividend payments that do not correlate over time with the payments that would have been made on our indebtedness or Series A Preferred Stock, as applicable, if LIBOR was available in its current form.

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

As of December 31, 2022, we had entered into binding purchase commitments to acquire a total of 398 new aircraft for delivery through 2029. If we are unable to complete the purchase of such aircraft, we would face several risks, including forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments; not realizing any of the benefits of completing the acquisitions; damage to our reputation and relationship with aircraft manufacturers; and defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees. If we determine that the capital required to satisfy these commitments is not available on terms we deem attractive, we may eliminate or reduce any then-existing dividend program to preserve capital to apply to such commitments. These risks, whether financial or reputational, would negatively affect our ability to further grow our fleet and net income.

Failure to complete our planned aircraft sales could affect our net income and may lead us to use alternative sources of liquidity.

Proceeds from the sale of aircraft in our owned portfolio help to supplement our liquidity position and contribute to our net income. We currently expect to sell approximately $1.0 billion to $2.0 billion in aircraft in 2023. If we are unable to complete the sales of such aircraft on the timeline anticipated, or at all, it could impact our net income and may lead us to use alternative sources of liquidity to fund our operations such as additional capital markets issuances or borrowings under our revolving credit facility or other debt facilities.

The failure of an aircraft or engine manufacturer to meet its delivery obligations to us may negatively impact our ability to grow our fleet and our earnings.

The supply of commercial aircraft is dominated by a limited number of airframe and engine manufacturers. As a result, we depend on these manufacturers’ ability to remain financially stable, produce products and related components which meet airlines’ demands and regulatory requirements, and fulfill any contractual obligations they have to us, which is in turn dependent on a number of factors over which we have little or no control. Those factors include the availability of raw materials and manufactured components, changes in highly exacting performance requirements and product specifications, economic conditions, changes in the regulatory environment and labor relations and negotiations between manufacturers and their respective workforces. If manufacturers fail to meet their contractual obligations to us, we may experience:

•missed or late aircraft deliveries and potential inability to meet our contractual delivery obligations owed to our lessees, resulting in potential lost or delayed revenues, and strained customer relationships;
•an inability to acquire aircraft and engines resulting in lower growth or contraction of our aircraft fleet;
•reduced demand for a particular manufacturer’s product, which may lead to reduced market lease rates and lower aircraft residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet; and
•technical or other difficulties with aircraft or engines after delivery that subject aircraft to operating restrictions or groundings, resulting in a decline in residual value and lease rates of such aircraft and impair our ability to lease or dispose of such aircraft on favorable terms or at all.

There have been well-publicized delivery delays by airframe and engine manufacturers.

For example, we have experienced delivery delays of Boeing and Airbus aircraft due to manufacturing related issues. Although Boeing and Airbus have expressed their desire to increase production rates on several aircraft types, they have yet to meaningfully increase production. At their current production pace, we do not currently see this improving the delivery delay situation through at least 2023. Our leases and purchase agreements with Boeing and Airbus typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. If there are delivery delays greater than one year for aircraft that we have made future lease commitments, some or all of our affected lessees could elect to cancel their lease with respect to such delayed aircraft. Any such cancellation could strain our relationship with such lessee going forward and would negatively affect our business.

Should the severity of the delivery delays from the manufacturers continue or worsen, or should new delays arise, such delays may negatively impact our ability to grow our fleet and our earnings.

If our aircraft become obsolete or experience a decline in customer demand, our ability to lease and sell those aircraft and our results of operations may be negatively impacted and may result in impairment charges.

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

As demand for particular aircraft declines, lease rates for that type of aircraft are likely to correspondingly decline, the residual values of that type of aircraft could be negatively impacted, and we may be unable to lease or sell such aircraft on favorable terms, if at all. In addition, the risks associated with a decline in demand for a particular aircraft model or type increase if we acquire a high concentration of such aircraft.

If demand declines for a model or type of aircraft of which we own or of which we have a relatively high concentration, or should the aircraft model or type become obsolete, our ability to lease or sell those aircraft and our results of operations may be negatively impacted and may result in impairment charges.

The value and lease rates for aircraft that we own or acquire could decline resulting in an impact to our earnings and cash flows.

From time to time, aircraft values and lease rates have experienced declines due to a variety of factors outside of our control. These factors may impact the aviation industry as a whole or may be more specific to certain types of aircraft in our fleet. For example, the effects of COVID-19 pandemic related travel restrictions, as well as, groundings and aircraft production delays, have each impacted, and may continue to impact lease rates or our ability to lease certain aircraft in our fleet or orderbook. Other factors include, but are not limited to: manufacturer production levels and technological innovation; the number of airlines operating the aircraft; our lessees’ failure to maintain our aircraft; the impact of decisions by the regulatory authority under which the aircraft is operated and any applicable airworthiness directives, service bulletins or other regulatory action that could prevent or limit utilization of the aircraft. As a result of these factors, our earnings and cash flows may be impacted by any decrease in the value of aircraft that we own or acquire or decrease in market rates for leases for these aircraft.

Aircraft have limited economic useful lives and depreciate over time and we may be required to record an impairment charge or sell aircraft for a price less than its depreciated book value which may impact our financial results.

We depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft’s residual value over its estimated useful life. Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable from their expected future undiscounted net cash flow. We develop the assumptions used in the recoverability assessment based on management's knowledge of, and historical experience in, the aircraft leasing market and aviation industry, as well as from information received from third-party industry sources. Factors considered in developing estimates for this assessment include changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. Any of our assumptions and estimates may prove to be inaccurate, which could adversely impact forecasted cash flow. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which may have a significant impact on our financial results. The occurrence of unexpected events or changing conditions may also result in impairment charges. For a description of our impairment policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Flight equipment.”

If we were to record an impairment charge on aircraft, or if we were to dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it would reduce our total assets and shareholders’ equity. For example, during the year ended December 31, 2022, we recognized a net loss from asset write-offs of our interest in owned and managed aircraft detained in Russia as a result of the Russia-Ukraine conflict totaling approximately $771.5 million. Depending on the size of the impairment, a reduction in our shareholders’ equity may negatively impact our ability to comply with covenants in certain of our agreements governing our indebtedness requiring us to maintain a minimum net worth and interest coverage ratio, and could result in an event of default under such agreements. For these reasons, our financial results may be impacted.

The Russian-Ukraine conflict and the impact of related sanctions may continue to impact our business.

We terminated our leasing activities and wrote-off our interests in owned and managed aircraft detained in Russia during 2022 due to the Russian-Ukraine conflict and related sanctions, which may continue to impact our business, the business of our airline customers and global macroeconomic conditions. Some of our customers are impacted by closures of Russian and Ukrainian airspace, increases in fuel and energy prices, and disruptions of the global supply chain. Airspace closures have resulted in certain of our airline customers re-routing flights to avoid such airspace which has resulted in increased flight times and fuel costs. Any of these factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments which, in turn, could impact our financial results.

A large number of our aircraft are on lease to airlines in China and, therefore, we have concentrated exposure to political, legal and economic risks associated with China and any adverse event involving China may have an adverse effect on our financial condition.

Through our lessees and the countries in which they operate, we are exposed to the specific economic and political conditions and associated risks of those jurisdictions. Approximately 11.4% of our aircraft, based on net book value as of December 31, 2022, are operated by lessees based in China, giving us increased exposure to economic and political conditions in China, as well as changes in government relations between China and the U.S., including trade disputes and trade barriers. We also have an office in Hong Kong and structure certain leases through our Hong Kong subsidiary. Risks related to concentrated exposure can include economic recessions, financial, public health and political emergencies, burdensome local regulations, trade disputes, and in extreme cases, increased risks of requisition of our aircraft and risks of wide-ranging sanctions prohibiting us from leasing flight equipment in certain jurisdictions. An adverse political or economic event in or related to China, or deterioration of government relations between the U.S. and China, could affect the ability of our lessees in China to meet their obligations to us, or expose us to various associated legal or political risks, which could have an adverse effect on our financial condition.

We are dependent on the ability of our lessees to perform their payment and other obligations to us under our leases and their failure to do so may materially and adversely affect our financial results and cash flows.

We generate substantially all of our revenue from leases of aircraft to commercial airlines and our financial performance is driven by the ability of our lessees to perform their payment and other obligations to us under our leases. The airline industry is cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand; changes in fuel costs, interest rates, foreign currency, inflation, labor difficulties, including pilot shortages, wage negotiations or other labor actions; increases in other operating costs, such as increased insurance costs, general economic conditions and governmental regulation and associated fees affecting the air transportation business. In recent years, the airline industry has been substantially impacted by the COVID-19 pandemic. In addition, geopolitical events such as changes in national policy or the imposition of sanctions, including new sanctions, trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics, pandemics and natural disasters; availability of financing, including availability of governmental support; airline financial health may also have an impact. Finally, our lessees may also be affected by aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event specifically excluded from insurance policies such as dirty bombs, biohazardous materials and electromagnetic pulsing.

These factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

A majority of our lessees received lease deferrals or other accommodations during the COVID-19 pandemic and we may agree to deferrals, restructurings and terminations in the ordinary course of our business in the future. If a lessee delays, reduces, or fails to make lease payments when due and if we are unable to agree on a lease payment deferral or lease restructuring and we elect to terminate the lease, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft promptly and at favorable rates, if at all. While deferrals generally shift the timing of payments to a later period, restructurings and terminations generally permanently reduce our lease revenue. If we perform a significant number of restructurings and terminations, the associated reduction in lease revenue could materially and adversely affect our financial results and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings, may result in lost revenues and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Some of our lessees have defaulted on their lease obligations or filed for bankruptcy or otherwise sought protection from creditors (collectively referred to as “bankruptcy”). One of our lessees is subject to bankruptcy proceedings as of February 15, 2023 and lessee bankruptcies may increase in the future. Based on historical rates of airline defaults and bankruptcies, we expect that we will experience additional lessee defaults and bankruptcies in the ordinary course of our business.

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

When a lessee fails to fulfill their obligations under the lease or enters into bankruptcy proceedings, the lessee may not make lease payments or may return aircraft to us before the lease expires. When a lessee files for bankruptcy with the intent of reorganizing its business, we may agree to adjust our lease terms, including reducing lease payments by a significant amount. Certain jurisdictions give rights to the trustee in a bankruptcy to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. If one or more airline bankruptcies result in a larger number of aircraft being available for purchase or lease over a short period of time, aircraft values and aircraft lease rates may be depressed, and additional grounded aircraft and lower market values could adversely affect our ability to sell our aircraft or lease or remarket our aircraft at favorable rates or at all.

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

As a result of the time and process involved with lessee defaults, reorganizations, bankruptcies or similar proceedings as described above, which can vary by airline and jurisdiction among other factors, we may experience lost revenues and additional costs.

We may experience increased competition from other aircraft lessors which may impact our ability to execute our long-term strategy.

The aircraft leasing industry is highly competitive. Some of our competitors have greater resources, lower capital costs or provide financial or maintenance services, or other inducements to potential lessees or buyers that we cannot, which could make them able to compete more effectively in certain markets we operate in. In addition, some competitors may have higher risk tolerances, lower investment return expectations or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sale prices than we can. Our primary competitors are other aircraft leasing companies. The barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants with private equity, hedge fund, or other funding sources appear from time to time.

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

Our lessees may fail to adequately insure our aircraft or fulfill their indemnity obligations, or we may not be able to adequately insure our aircraft, which may result in increased costs and liabilities.

When an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for losses on other legal theories or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. As a result, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet. While we believe our insurance is adequate both as to coverages and amounts based on industry standards in the current market, we cannot assure you that we are adequately insured against all risks and in all territories in which our aircraft operate. For example, following the Russia-Ukraine conflict, Russia, Ukraine and Belarus are now generally excluded from coverage in our contingent liability, contingent hull and contingent hull war insurance consistent with insurance market terms available at the time these policies were last renewed.

We also separately require our lessees to obtain specified levels of insurance customary in the aviation industry and indemnify us for, and insure against, liabilities arising out of the lessee’s use and operation of the aircraft. Lessees are also required to maintain public liability, property damage and all risk hull and war risk insurance on the aircraft at agreed upon levels. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, could necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft. Moreover, even if our lessees retain specified levels of insurance, and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft, we cannot assure you that we will not have any liability.

In addition, there are certain risks or liabilities that we or our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events, and increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. Similarly, following the Russia-Ukraine conflict, aviation insurers have, in some cases, reduced the scope of insurance coverage provided by policies and increased insurance premiums. Accordingly, our or our lessees’ insurance coverage could be insufficient to cover all claims that could be asserted against us arising from the operation of our aircraft. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us if we are sued and are required to make payments to claimants. Moreover, our lessees’ insurance coverage is dependent on the financial condition of insurance companies, which might not be able to pay claims.

Our or our lessees’ failure to adequately insure our aircraft, or our lessees’ failure to fulfill their indemnity obligations to us, could reduce insurance proceeds otherwise payable to us in certain cases, may result in increased costs and liabilities for our business.

We may experience the death, incapacity or departure of one of our key officers which may negatively impact our business.

We believe that our senior management’s reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. Our future success will depend, to a significant extent, upon the continued service of our senior management team, particularly: Mr. Udvar-Házy, our founder, and Executive Chairman of the Board; Mr. Plueger, our Chief Executive Officer and President; and our other senior officers, each of whose services are critical to the success of our business strategies. We do not have employment agreements with Mr. Udvar-Házy or Mr. Plueger for their services at Air Lease Corporation, although one of our Irish subsidiaries has limited duration employment agreements under which Mr. Udvar-Házy or Mr. Plueger may terminate their employment at any time. If we were to lose the services of any of the members of our senior management team, it may negatively impact our business.

A cyberattack could lead to a material disruption of our information technology (“IT”) systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

We depend on our and our third-party provider’s IT systems to conduct our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, ransomware attacks, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), fire and natural disasters. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Damage or interruption to such IT systems may require significant investment to fix or replace, and we may suffer operational interruptions. Potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance of existing systems could also disrupt or reduce operational efficiency. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home and while traveling.

Parts of our business depend on the secure operation of our and our third-party providers’ IT systems to manage, process, store, and transmit aircraft leasing information. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack could adversely impact our daily operations and lead to the loss of sensitive information, including our proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, reputational harm, interruptions in our operations, additional costs and liabilities. Applicable data privacy and security obligations may also require us to notify relevant stakeholders of cyberattacks. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may be unable to prevent all types of cyberattacks. We take steps to detect and remediate vulnerabilities in our IT systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a cyberattack has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. A cyberattack leading to a significant disruption of our IT systems or of those of our third-party providers may negatively affect our ability to conduct our business effectively and may result in lost revenues and additional costs.

Conflicts of interest between us and clients utilizing our fleet management services could arise which may result in legal challenges or reputational harm.

Conflicts of interest may arise between us and customers from our managed business who hire us to perform fleet management services such as leasing, remarketing, lease management and sales services. These conflicts may arise because services we provide for these clients are also services which we provide for our own fleet, including placement of aircraft with lessees. Our current fleet management services agreements provide that we will use our reasonable commercial efforts in providing services. Nevertheless, despite these contractual waivers, competing with our fleet management clients in practice may result in strained relationships with them. Any conflicts of interest that arise between us and the clients which utilize our fleet management services may result in legal challenges or reputational harm to our business.

We may encounter disputes, deadlock or other conflicts of interest with investment partners of entities in which we have minority interests and for which we serve as manager of the aircraft owned by the entities which may result in legal challenges, reputational harm or loss of fee income.

We own non-controlling interests in entities that invest in aircraft and lease them to airlines or facilitate the sale and continued management of aircraft assets. Additionally, we may also acquire interests in similar entities controlled by third parties in order to take advantage of favorable financing opportunities or tax benefits, to share capital and/or operating risk, and/or to earn fleet management fees. Such interests involve significant risks that may not be present with other methods of ownership, including that:

•we may not realize a satisfactory return on our investment;
•the investment may divert management’s attention from our core business;
•our investment partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;
•our investment partners may fail to fund their share of required capital contributions or fulfill their other obligations; and
•our investment partners may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the applicable investment entity are being marketed for lease or sale at a time when we also have comparable aircraft available for lease or sale.

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

Macroeconomic and global risks relating to our business

Events outside of our control, including the threat or realization of epidemic diseases such as the COVID-19 pandemic, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors, may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, and may ultimately impact our business.

Air travel has historically been disrupted, sometimes severely, by the occurrence of unexpected events outside of our and our lessees control. As noted above, the Russian invasion of Ukraine and the impact of sanctions imposed by the United States, the European Union, United Kingdom and others has adversely affected our business and financial condition. For the year ended December 31, 2022, we recorded a net write-off of our interests in our owned and managed aircraft that are detained in Russia totaling approximately $771.5 million. The COVID-19 pandemic has recently impacted air travel and our results of operations. According to IATA, December 2022 global domestic and international passenger traffic was 20% and 25%, respectively, lower compared to December 2019 passenger volume. As of December 31, 2022, we had $148.1 million in outstanding deferred rentals. In addition to lease deferral arrangements, we have from time to time agreed to restructure some of our lease agreements. As part of our lease restructuring agreements, we have typically modified our existing leases by extending the lease term and reducing our lease rates. We have also experienced and may still experience other impacts from COVID-19, including weaker demand for used aircraft, defaults, bankruptcies or reorganizations of our lessees, delays in delivery of aircraft, declines in placements of aircraft in our orderbook, and increased costs of borrowing. While we cannot currently reasonably estimate the extent to which these events will continue to impact our business, we expect our business, results of operations and financial condition will continue to be negatively impacted in the near term.

In addition to the recent COVID-19 pandemic, passenger demand for air travel has also been negatively impacted in the past by other epidemic diseases, such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, and Ebola. Future epidemic diseases and other diseases, or the fear of such events could provoke responses that negatively affect passenger air travel. Air travel has also been disrupted in the past by terrorist attacks, war or armed hostilities between countries or non-state actors, including the fear of such events, and the occurrence of natural disasters and other natural phenomena, such as extreme weather conditions, floods, earthquakes, and volcanic eruptions, which may become more frequent or severe as a result of climate change.

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

The aircraft leasing business has experienced periods of aircraft oversupply at various times in the past, including during the COVID-19 pandemic, as a result of the 2008 financial crisis and during the period following the September 11, 2001 terrorist attacks. The oversupply of a specific type of aircraft is likely to depress the lease rates for, and the value of, that type of aircraft, including upon sale. Further, over recent years, the airline industry has committed to a significant number of aircraft deliveries through order placements with manufacturers, and in response, aircraft manufacturers have generally raised their production output. Increases in production levels could result in an oversupply of relatively new aircraft if growth in airline traffic does not meet airline industry expectations. Additionally, if overall lending capacity to purchasers of aircraft does not increase in line with the increased aircraft production levels, the cost of lending or ability to obtain debt to finance aircraft purchases could be negatively affected. Oversupply may produce sharp and prolonged decreases in market lease rates and residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet which would impact our earnings and cash flows.

Export restrictions and tariffs may impact where we can place and deliver our aircraft and negatively impact our ability to execute on our long-term strategy.

Existing export restrictions impact where we can place and deliver our aircraft. New export restrictions, including those implemented quickly or as a result of geopolitical events, may impact where we can place and deliver our aircraft or the ability of our lessees to operate our aircraft in certain jurisdictions, which may negatively impact our earnings and cash flows. For example, in early 2022, in connection with the ongoing conflict between Russia and Ukraine, the United States, European Union, United Kingdom and others imposed economic sanctions and export controls against certain industry sectors and parties in Russia. These sanctions include closures of airspace for aircraft operated by Russian airlines, bans on the leasing or sale of aircraft to Russian controlled entities, bans on the export and re-export of aircraft and aircraft components to Russian controlled entities or for use in Russia, and corresponding prohibitions on providing technical assistance, brokering services, insurance and reinsurance, as well as financing or financial assistance. In response to such actions, in March 2022 we terminated all of our leasing activities in Russia.

Tariffs can also impact our ability to place and deliver aircraft. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of the aircraft. As a result, increased tariffs will result in a higher cost for imported aircraft that our lessees may not be willing to assume and which could adversely impact demand for aircraft, creating an oversupply of aircraft and potentially placing downward pressure on lease rates and aircraft market values.

For example, in October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. In March 2020, the tariffs on aircraft were raised to 15%. In November 2020, the E.U. announced a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. In June 2021, the U.S. and the E.U. agreed to temporarily suspend all retaliatory tariffs related to new aircraft imports for five years.

We cannot predict what further actions may ultimately be taken with respect to export controls, tariffs or trade relations between the U.S. and other countries. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for aircraft from our orderbook, increase the cost of aircraft components, delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries. In turn, this may impact where we can place and deliver our aircraft which may negatively impact our ability to execute on our long-term strategy.

We are subject to the economic and political risks associated with doing business around the world, including in emerging markets, which may expose our business to heightened risks and negatively impact our earnings and cash flows.

The emerging market countries in which we operate could face economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of unexpected taxes or other charges by government authorities. This can result in economic and political instability which could negatively affect the ability of our lessees to meet their lease obligations leading to higher default rates, which could cause us to record asset write-offs. For example, during the year ended December 31, 2022, we recognized a net loss from asset-write-offs of our interests in owned and managed aircraft detained in Russia as a result of the Russia-Ukraine conflict totaling approximately $771.5 million. We also may experience challenges in leasing or re-leasing aircraft in markets experiencing economic instability. In addition, legal systems in all markets in which we operate may have different liability standards, which could make it more difficult for us to enforce our legal rights in such countries, while legal systems in emerging market countries may also be less developed and less predictable. Doing business in countries around the world, including in emerging markets, has and may continue to expose our business to heightened risks and negatively impact our earnings and cash flows.

Changes in fuel costs could negatively affect our lessees and by extension the demand for our aircraft which may impact our ability to execute on our long-term strategy.

Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental events, and currency exchange rates. The cost of fuel represents a major expense to airlines that is not within their control, and significant increases in fuel costs or hedges that inaccurately assess the direction of fuel costs can adversely affect their operating results. Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets increased fuel costs. In addition, they may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. Airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices if such airlines are required as a result to post cash collateral under hedge agreements. Therefore, if fuel prices materially increase or show significant volatility, our lessees are likely to incur higher costs or generate lower revenues, which may affect their ability to meet their obligations to us. A sustained period of lower fuel costs may also adversely affect regional economies that depend on oil revenue, including those in which certain of our lessees operate. Should changes in fuel costs negatively affect our lessees or demand for our aircraft, our ability to execute our long-term strategy may be impacted.

The appreciation of the U.S. dollar could negatively impact our lessees’ ability to honor the terms of their leases, which are generally denominated in U.S. dollars, and may result in lost revenues and reduced net income.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2022, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly as evidenced by the significant appreciation of the U.S. dollar in 2022. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Regulatory, tax and legal risks relating to our business

Income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, as our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various states or foreign jurisdictions. Such landings may result in us being subject to various foreign, state and local taxes in such states or foreign jurisdictions. Further, any changes in tax laws in any of the jurisdictions that subject us to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate. To the extent such changes are within the United States, we may be disproportionately impacted as compared to our competitor aircraft lessors. For example, certain provisions of the Tax Cuts and Jobs Act that phased into effect in 2022 may limit our ability to deduct interest expense from taxable income in future financial statements. Further, in August 2022, United States Congress passed the Inflation Reduction Act of 2022. The key tax provisions applicable to us are a 15% corporate minimum tax on adjusted book income and a 1% excise tax on stock repurchases effective January 1, 2023. We currently do not expect these changes to have a material impact on our financial position; however, we will continue to evaluate the impact as further information becomes available.

Environmental regulations, fees, taxes and reporting, and other concerns may negatively affect demand for our aircraft, reduce travel and ultimately impact the operating results of our customers.

The airline industry is subject to increasingly stringent and evolving federal, state and local environmental laws, regulations, fees, taxes and reporting of air emissions, water surface and subsurface discharges, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other regulations affecting aircraft operations. Governmental regulations and reporting regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. These regulations, as well as the potential for new and more stringent regulations, could limit the economic life of aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant. Further, compliance with current or future regulations, fees, taxes and reporting imposed to address environmental concerns could cause our lessees to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us.

The airline industry has come under scrutiny by the press, public and investors regarding environmental impacts of air travel. If such scrutiny results in reduced air travel, it may negatively affect demand for our aircraft, lessees’ ability to make lease payments and reduce the value we receive for our aircraft upon sale. In addition, increased focus on the environmental impact of air travel has led to the emergence of numerous sustainability initiatives, including the development of sustainable aviation fuel, and electric and hydrogen powered aircraft. While these sustainability initiatives are in the early stages of development, if alternative aircraft technology develops to the point of commercial viability and become widely accepted, we may not be able to adjust our orderbook in a timely manner and could be required to incur increased costs and significant capital investments to transition to such technology.

Climate change may have a long-term impact on our business.

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, could disrupt our business and operations. Various countries, including the United States and the European Union, have announced sustainability initiatives to reduce carbon emissions, explore sustainable aviation fuels and establish sustainability measures and targets. Climate and environmental objectives may impact the types of aircraft we target for investment and the demand for certain aircraft and engine types, and could result in a significant increase in our costs and expenses and adversely affect future revenue, cash flows and financial performance. Failure to address climate change could result in greater exposure to economic and other risks and impact our ability to adhere to developing climate goals.

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

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), laws and regulations applicable to our operations in Ireland and Hong Kong and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), which may also apply to us. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject us to fines, penalties and other sanctions.

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

A lessee’s failure to obtain required licenses, consents and approvals could negatively affect our ability to remarket or sell aircraft.

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

Data privacy risks, including evolving laws, regulations, and other obligations and compliance efforts, may result in business interruption and increased costs and liabilities.

Laws, regulations and other obligations (including applicable guidance, industry standards, external and internal privacy and security policies and contractual requirements) relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal, disclosure, security and use) of personal data, and the interpretation and application of many existing privacy and data protection laws and regulations in the U.S., Europe (including the E.U.’s General Data Protection Regulation and the California Consumer Privacy Act, as amended (“CCPA”)) and elsewhere impose stringent obligations. For example, the CCPA, which applies to business representative and other types of personal data, provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, irrespective of the merits, could be time consuming, result in costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), litigation (including class action claims), penalties and fines, require us to change our business practices or cause business interruptions and may lead to administrative, civil, or criminal liability.

General risk factors relating to investment in our stock

Provisions in Delaware law and our restated certificate of incorporation and amended and restated bylaws may inhibit a takeover of us, which could entrench management or cause the price of our Class A common stock to decline.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders consider to be in their best interests, including the ability of our board of directors to issue new series of preferred stock, prohibitions on stockholders calling special meetings, and advance notice requirements for stockholder proposals and director nominations. Further, we have not opted out of Section 203 of the Delaware General Corporation Law, which prohibits a public Delaware corporation from engaging in certain business combinations with an “interested stockholder” (as defined in such section) for three years following the time that such stockholder became an interested stockholder without the prior consent of our board of directors. Section 203 of the Delaware General Corporation Law, and these charter and bylaws provisions, may make the removal of our management more difficult, impede a merger or other business combination or discourage a potential acquirer from making a tender offer for our Class A common stock, which could reduce the market price of our Class A common stock.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees or stockholders.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our restated certificate of incorporation or amended and restated bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act of 1934 or Securities Act of 1933, each as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. The exclusive forum provision in our amended and restated bylaws may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or stockholders, which may discourage lawsuits against us and our directors, officers and other employees and stockholders. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of

Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

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

Current dividends may not be indicative of future dividends, and our ability to continue to pay or increase dividends to our shareholders is subject to our board of director’s discretion and depends on: our ability to comply with covenants imposed by our financing agreements and our outstanding preferred stock, that limit our ability to pay dividends and make certain restricted payments; difficulties in raising additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term debt before it matures; our ability to negotiate favorable lease rates and other contractual terms; demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of aircraft investments, principal repayments and other capital needs; the value of our fleet; our results of operations and general business conditions; legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. In the future we may elect not to pay dividends, be unable to pay dividends or maintain or increase our current level of dividends, which may negatively affect our stock price.

Future sales of our Class A common stock by our directors, executive officers or significant stockholders, or the perception these sales may occur, may cause our stock price to decline.

If our directors, executive officers or other affiliates, sell substantial amounts of our Class A common stock in the public market, or are perceived as intending to sell, the price of our Class A common stock could decline. Shares of our Class A common stock underlying any outstanding restricted stock units are reserved for issuance under the Air Lease Corporation 2014 Equity Incentive Plan and have been registered on Form S-8 under the Securities Act, and will become eligible for sale in the public markets upon vesting, subject to Rule 144 limitations applicable to affiliates or the registration of the resale with the SEC. Sale of these shares could impair our ability to raise capital through the sale of equity or equity related securities. In addition, a significant number of shares of our Class A common stock may be sold in the public market by any selling stockholders listed in a prospectus we may file with the SEC and such sales, or the perception they may occur, could adversely affect prices for our Class A common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2022, we owned 417 aircraft in our owned aircraft portfolio, comprised of 306 narrowbody aircraft and 111 widebody aircraft, with a weighted average age of 4.5 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our owned fleet, excluding one aircraft that is currently not subject to a lease agreement, as of December 31, 2022, updated through February 16, 2023:

Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-300	—	—	—	—	—	4	4
Airbus A319-100	—	—	1	—	—	—	1
Airbus A320-200	1	5	8	1	2	11	28
Airbus A320-200neo	—	—	—	—	4	19	23
Airbus A321-200	4	—	1	9	2	7	23
Airbus A321-200neo	—	4	—	2	5	67	78
Airbus A330-200	3	3	1	—	—	6	13
Airbus A330-300	—	—	3	1	—	1	5
Airbus A330-900neo	1	—	—	—	—	15	16
Airbus A350-900	—	—	—	1	1	11	13
Airbus A350-1000	—	—	—	—	—	6	6
Boeing 737-700	—	2	—	—	2	—	4
Boeing 737-800	11	7	20	16	10	18	82
Boeing 737-8 MAX	—	1	12	—	1	32	46
Boeing 737-9 MAX	—	—	—	—	—	15	15
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	—	—	2	9	4	9	24
Boeing 787-9	—	—	—	1	2	24	27
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	1	—	—	—	—	1
Total	20	23	49	40	33	251	416

Commitments

As of December 31, 2022, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $25.5 billion for delivery as shown below. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for some aircraft in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of these delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

	Estimated Delivery Years
Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-100/300	14	26	20	12	—	—	72
Airbus A320/321neo(1)	28	22	18	35	35	40	178
Airbus A330-900neo	7	6	—	—	—	—	13
Airbus A350-900/1000	4	3	—	—	—	—	7
Airbus A350F	—	—	—	2	2	3	7
Boeing 737-7/8/9 MAX	30	37	19	16	—	—	102
Boeing 787-9/10	5	4	10	—	—	—	19
Total(2)	88	98	67	65	37	43	398

(1) Our Airbus A320/321neo aircraft orders include 22 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

New Aircraft Placements

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2022, along with the lease placements of such aircraft as of February 16, 2023. We expect delivery delays for all aircraft deliveries in our orderbook. Boeing and Airbus have expressed their desire to increase production rates on several aircraft types; however, they have yet to meaningfully increase production. At their current production pace, we do not currently see this improving the delivery delay situation through at least 2023. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of these delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2023	88	88	100.0%
2024	79	98	80.6%
2025	36	67	53.7%
2026	21	65	32.3%
2027	14	37	37.8%
Thereafter	1	43	2.3%
Total	239	398

Our lease commitments for all of the 88 aircraft to be delivered in 2023 are comprised of 86 binding leases and two non-binding letters of intent. Our lease commitments for 79 of the 98 aircraft to be delivered in 2024 are comprised of 67 binding leases and 12 non-binding letters of intent. Our lease commitments consist of binding leases for 36 of the 67 aircraft to be delivered in 2025, 21 of the 65 aircraft to be delivered in 2026, and 14 of the 37 aircraft to be delivered in 2027. We also have one aircraft to be delivered in 2028 that is subject to a non-binding letter of intent. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067, USA. We also lease offices in Hong Kong and Dallas, Texas and own our office in Dublin, Ireland. We believe our current facilities are adequate for our current needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers on our aviation insurance policies (collectively, the “Insurers”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California seeking recovery of actual damages (subject to proof at trial) and declaratory relief against the Insurers for breach of contract and breach of the covenant of good faith and fair dealing in connection with the Plaintiff’s previously submitted insurance claims. We do not believe this matter will have a material adverse effect on our results of operations, financial condition or cash flow, as we have already recorded a write-off of our entire interest in our owned and managed aircraft detained in Russia and any recovery in this lawsuit would be recorded as a gain in our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Russia-Ukraine Conflict” for more information on aircraft that remain detained in Russia.

In addition, from time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any enforcement proceedings or litigation related to regulatory compliance matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for the Company’s stock. As of December 31, 2022, there were 110,892,097 shares of Class A common stock outstanding. As of February 15, 2023, shares of the Company’s Class A common stock outstanding were held by approximately 62 holders of record.

Dividends

The following table sets forth the dividends declared on the Company’s outstanding Class A common stock for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Dividends declared per share	$0.755	$0.665	$0.61

The Board of Directors approved quarterly cash dividends on the Company’s outstanding common stock in 2022 and expects to continue approving a comparable quarterly cash dividend on the Company’s outstanding common stock for the foreseeable future. However, the Company’s cash dividend policy can be changed at any time at the discretion of the Company’s Board of Directors. On February 14, 2023, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per share on the Company’s outstanding Class A common stock. The dividend will be paid on April 12, 2023 to holders of record of Class A common stock as of March 16, 2023.

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Company’s 2021 custom benchmark group and the Company’s 2022 custom benchmark group. Due to the lack of other publicly traded, stand-alone aircraft leasing companies, the Company is utilizing the custom benchmarking group included in the Company’s annual proxy statements for its current and future performance graphs. This custom benchmarking group reflects companies with similar characteristics to the Company’s business, including exposure to real assets, dependence on a highly skilled management team, credit exposure/underwriting expertise, and significant capital investments. The Company’s 2022 custom benchmark group was updated to remove certain size outliers based on market capitalization and to maintain a balanced industry representation. The customized benchmarking group investments are weighted by market capitalization as of December 31, 2017, and adjusted monthly. The Company believes that the S&P Midcap 400 Index, as measured by market capitalization, is currently still the most similar index benchmark to the Company.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, the 2021 custom benchmarking group, the 2022 custom benchmarking group and the S&P Midcap 400 Index on December 31, 2017, and the relative performance of each is tracked through December 31, 2022. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2022

$200
$150
$100
$50
$0
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Air Lease Corporation
S&P MidCap 400 Index
New Peer Group
Old Peer Group

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

None

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

2022 Overview

During the year ended December 31, 2022, we purchased 60 new aircraft from Boeing and Airbus, purchased one aircraft from the secondary market, sold six aircraft and wrote-off our interests in 21 aircraft in our owned fleet that were detained in Russia. However, in October 2022, we recovered one of these aircraft. See “Impact of Russia-Ukraine Conflict” below for further discussion. We ended the period with a total of 417 aircraft in our owned fleet. The net book value of our fleet grew by 7.2% to $24.5 billion as of December 31, 2022 compared to $22.9 billion as of December 31, 2021. The weighted average age of our fleet was 4.5 years and the weighted average lease term remaining was 7.1 years as of December 31, 2022. Our managed fleet was comprised of 85 aircraft as of December 31, 2022 as compared to 92 aircraft as of December 31, 2021. We have a globally diversified customer base comprised of 117 airlines in 62 countries as of December 31, 2022. We continue to have a strong lease utilization rate of 99.6% for the year ended December 31, 2022.

As of December 31, 2022, we had commitments to purchase 398 aircraft from Boeing and Airbus for delivery through 2029, with an estimated aggregate commitment of $25.5 billion. We have placed approximately 90% of our committed orderbook on long-term leases for aircraft delivering through the end of 2024, have placed 60% of our entire orderbook. We ended the fourth quarter of 2022 with $31.4 billion in committed minimum future rental payments, consisting of $15.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.8 billion in minimum future rental payments related to aircraft which will deliver between 2023 through 2028.

We typically finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, preferred stock issuances, and debt financings. We ended the fourth quarter of 2022 with an aggregate borrowing capacity under our revolving credit facility of $6.1 billion and total liquidity of $6.9 billion. As of December 31, 2022, we had total debt outstanding of $18.8 billion, of which 91.3% was at a fixed rate and 99.3% of which was unsecured. As of December 31, 2022, our composite cost of funds raised through debt financings was 3.07%.

As we continue to emerge from the COVID-19 pandemic, our customers’ financial strength is continuing to improve, as demonstrated by the continued decline of our outstanding deferred balance and our strong collection rates. As of December 31, 2022, we had $148.1 million in outstanding deferred rentals due to the impact of the COVID-19 pandemic as compared to $203.2 million as of December 31, 2021. Our collection rate for the three months and year ended December 31, 2022 was 101% and 96%, respectively. Our collection rate is defined as the sum of cash collected from lease rentals and maintenance reserves, including cash recovered from outstanding receivables from previous periods, as a percentage of the total contracted receivables due during the period and is calculated after giving effect to lease deferral arrangements made as of December 31, 2022. Our lease utilization rate for the three months and year ended December 31, 2022 was 99.7% and 99.6%, respectively. Lease utilization rate is calculated based on the number of days each aircraft was subject to a lease or letter of intent during the period, weighted by the net book value of the aircraft.

Our total revenues for the year ended December 31, 2022 increased by 11.0% to $2.3 billion as compared to 2021. The increase in total revenues was primarily driven by the continued growth in our fleet and significantly lower COVID-19 related lease restructuring and cash basis losses.

During the year ended December 31, 2022, we recorded a net loss attributable to shareholders of $138.7 million, or net loss of $1.24 per diluted share, as compared to net income attributable to shareholders of $408.2 million, or $3.57 per diluted share, for the year ended December 31, 2021. Despite the growth of our fleet, the decrease was due to the net impact of the write-off of our Russian fleet, which totaled approximately $771.5 million for the year ended December 31, 2022.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items, such as the net impact of the write-off of our Russian fleet. Adjusted net income before income taxes increased 11.9% to $659.9 million for the year ended December 31, 2022 compared to $589.7 million for the year ended December 31, 2021. Adjusted net income before income taxes per adjusted diluted share for the year ended December 31, 2022 increased 14.4% to $5.89 per diluted share compared to $5.15 per adjusted diluted share for the year ended December 31, 2021. The increase for the year ended December 31, 2022 as compared to 2021, was primarily due to the continued growth of our fleet and the increase in revenues as discussed above.

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

In response to the sanctions, in March 2022 we terminated all of our leasing activities in Russia, consisting of 24 aircraft in our owned fleet, eight aircraft in our managed fleet and the leasing activity relating to 29 aircraft that had not yet delivered from our orderbook, all of which have been subsequently placed. In the first quarter of 2022, we also canceled five aircraft in our orderbook that were slated for delivery in Russia.

While we or the respective managed platform maintain title to the aircraft, we determined that it is unlikely we or they will regain possession of the aircraft that are detained in Russia. As a result, we recorded a write-off of our interests in our owned and managed aircraft that are detained in Russia, totaling approximately $802.4 million for the three months ended March 31, 2022. The 21 aircraft that remained in Russia were removed from our fleet as of March 31, 2022.

In June 2022, we submitted insurance claims to our insurers to recover our losses relating to aircraft detained in Russia. In December 2022, we filed suit in the Los Angeles County Superior Court of the State of California against our insurers in connection with our previously submitted insurance claims and will continue to vigorously pursue all available insurance claims. Collection, timing and amounts of any insurance recoveries and the outcome of the ongoing insurance litigation remain uncertain at this time.

In October 2022, one Boeing 737-8 MAX aircraft that was not operating and had been in storage in Russia since the 737 MAX grounding was returned to us. As a result, during the fourth quarter of 2022, we added the aircraft back to our owned fleet, recording it at fair value to Flight equipment subject to operating lease in our consolidated balance sheet with a corresponding offset to the write-off line item in our statement of operations of $30.9 million. We do not currently anticipate the return of any other aircraft that are detained in Russia.

As of February 16, 2023, 20 aircraft previously included in our owned fleet and six aircraft previously included in our managed fleet are still detained in Russia. The 20 aircraft that are detained in Russia and the one aircraft that was returned provided approximately $18.0 million per quarter in rental revenue. The operators of these aircraft have continued to fly most of these aircraft notwithstanding the termination of leasing activities and ongoing demands for the return of the assets.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 7.2%, to $24.5 billion as of December 31, 2022, compared to $22.9 billion as of December 31, 2021. During the year ended December 31, 2022, we purchased 60 new aircraft from Boeing and Airbus, purchased one aircraft from the secondary market, sold six aircraft and wrote-off our interests in 21 aircraft that remained in Russia as of March 2022. However, in October 2022, we recovered one of the aircraft. We ended the period with a total of 417 aircraft in our owned fleet. As of December 31, 2022, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.5 years and 7.1 years, respectively. We also managed 85 aircraft as of December 31, 2022.

References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet or aircraft classified as net investments in sales-type leases unless the context indicates otherwise. Portfolio metrics of our fleet as of December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
Net book value of flight equipment subject to operating lease	$24.5	billion	$22.9	billion
Weighted-average fleet age(1)	4.5 years		4.4 years
Weighted-average remaining lease term(1)	7.1 years		7.2 years

Owned fleet	417		382
Managed fleet	85		92
Aircraft on order	398		431
Total	900		905

Current fleet contracted rentals	$15.6	billion	$14.8	billion
Committed fleet rentals	$15.8	billion	$16.1	billion
Total committed rentals	$31.4	billion	$30.9	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline's principal place of business as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,985,317	32.5%	$7,439,993	32.5%
Asia (excluding China)	7,144,188	29.1%	5,952,981	26.0%
China	2,792,022	11.4%	2,934,224	12.8%
The Middle East and Africa	2,253,342	9.3%	2,447,919	10.7%
Central America, South America, and Mexico	1,924,216	7.8%	1,566,133	6.8%
U.S. and Canada	1,557,260	6.3%	1,638,450	7.2%
Pacific, Australia, and New Zealand	882,040	3.6%	919,304	4.0%
Total	$24,538,385	100.0%	$22,899,004	100.0%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-300	4	1.0%	—	—%
Airbus A319-100	1	0.2%	1	0.3%
Airbus A320-200	28	6.7%	31	8.1%
Airbus A320-200neo	23	5.5%	23	6.0%
Airbus A321-200	23	5.5%	26	6.8%
Airbus A321-200neo	78	18.7%	69	18.1%
Airbus A330-200	13	3.1%	13	3.4%
Airbus A330-300	5	1.2%	8	2.1%
Airbus A330-900neo	16	3.8%	9	2.4%
Airbus A350-900	13	3.1%	12	3.1%
Airbus A350-1000	6	1.4%	5	1.3%
Boeing 737-700	4	1.0%	4	1.0%
Boeing 737-800	82	19.7%	88	23.0%
Boeing 737-8 MAX	47	11.3%	28	7.3%
Boeing 737-9 MAX	15	3.7%	7	1.8%
Boeing 777-200ER	1	0.2%	1	0.3%
Boeing 777-300ER	24	5.8%	24	6.3%
Boeing 787-9	27	6.5%	26	6.8%
Boeing 787-10	6	1.4%	6	1.6%
Embraer E190	1	0.2%	1	0.3%
Total(1)	417	100.0%	382	100.0%

(1) As of December 31, 2022, we had four aircraft classified as flight equipment held for sale. As of December 31, 2021, we did not have any flight equipment classified as held for sale.

As of December 31, 2022, we had contractual commitments to purchase 398 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $25.5 billion, for delivery through 2029 as shown in the following table. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for all of the aircraft in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of these delays.

	Estimated Delivery Years
Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-100/300	14	26	20	12	—	—	72
Airbus A320/321neo(1)	28	22	18	35	35	40	178
Airbus A330-900neo	7	6	—	—	—	—	13
Airbus A350-900/1000	4	3	—	—	—	—	7
Airbus A350F	—	—	—	2	2	3	7
Boeing 737-7/8/9 MAX	30	37	19	16	—	—	102
Boeing 787-9/10	5	4	10	—	—	—	19
Total(2)	88	98	67	65	37	43	398

(1) The Company's Airbus A320/321neo aircraft orders include 22 long-range variants and 49 extra long-range variants.
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

As a result of continued manufacturing delays as discussed above, our aircraft delivery schedule could continue to be subject to material changes and delivery delays could extend beyond 2023.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2022, along with the lease placements of such aircraft as of February 16, 2023. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. Boeing and Airbus have expressed their desire to increase production rates on several aircraft types; however, they have yet to meaningfully increase production. At their current production pace, we do not currently see this improving the delivery delay situation through at least 2023. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of these delays.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2023	88	88	100.0%
2024	79	98	80.6%
2025	36	67	53.7%
2026	21	65	32.3%
2027	14	37	37.8%
Thereafter	1	43	2.3%
Total	239	398

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of December 31, 2022, we had a globally diversified customer base of 117 airlines in 62 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development. Passenger traffic has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the middle class and the ease and affordability of air travel and we expect this trend to continue. Global air travel continues to recover following the impact of the COVID-19 pandemic. The IATA reported that passenger traffic was up 64% during 2022 relative to the prior year, due to a significant acceleration in international traffic and strong continued expansion of domestic traffic in most markets. International traffic in 2022 rose 153% relative to the prior year, benefiting from further relaxation of international travel restrictions in a number of countries. Global domestic traffic rose 11% during 2022 as compared to the prior year, with most major markets experiencing double-digit percentage increases except for China, which was constrained by temporary domestic travel restrictions. According to IATA, several international routes are now exceeding 2019 traffic levels or are expected to exceed those levels near term and several domestic markets are quickly approaching 2019 levels. In January 2023, international travel restrictions in China were lifted, which should further bolster global international traffic volumes this year and beyond. Additionally, IATA has previously reported that it expects global passenger departures to return to 2019 levels by 2024.

As global air traffic recovers from the pandemic and continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel-efficient aircraft and many airlines will look to lessors for these new aircraft. In addition, both Boeing and Airbus have had ongoing delivery delays and engine manufacturer delays have impacted and may continue to impact the ability of Boeing and Airbus to meet their contractual delivery obligations to us. We expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future. The increased demand for our aircraft, combined with rising interest rates and inflation, has been serving to increase lease rates. While lease rate increases currently lag behind the increases seen in interest rates, we believe that over time lease rates will catch up with interest rate increases. Lease rates can be influenced by several factors including impacts of changes in the competitive landscape of the aircraft leasing industry, supply chain disruptions, evolving international trade matters, epidemic diseases and geopolitical events and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the tightening of credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Our airline customers are facing higher operating costs as a result of rising fuel costs, interest rates and inflation, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although the magnitude of underlying pre-pandemic demand returning to the market is offering a strong counterbalance to these increased costs. As of December 2022, IATA expects the airline industry to return to profitability in 2023. Many of these customers are also exposed to currency risk related to the appreciation of the U.S. dollar because they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us. If our airline customers are not able to effectively manage their operating costs and currency risk, it could impact our financial results and cash flows.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry may include some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. As of the date of this filing, we had five aircraft placed with one airline which was subject to insolvency proceedings.

We believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. We believe leasing will continue to be an attractive form of aircraft financing for airlines because less cash and financing is required for the airlines, lessors maintain key delivery positions, and it provides fleet flexibility while eliminating residual value risk for lessees.

Liquidity and Capital Resources

Overview

We ended 2022 with available liquidity of $6.9 billion which is comprised of unrestricted cash of $0.8 billion and undrawn balances under our unsecured revolving credit facility of $6.1 billion. We finance the purchase of aircraft and our business operations using available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt from public bond offerings. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. We have also issued preferred stock with a total aggregate stated value of $850.0 million. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, secured financings and preferred stock issuances serves as a key advantage in managing our liquidity. Aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next six to twelve months and potentially beyond.

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

We ended 2022 with total debt outstanding of $18.8 billion as of December 31, 2022, of which 91.3% was at a fixed rate and 99.3% was unsecured. As of December 31, 2022, our composite cost of funds raised through debt financings was 3.07%.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available borrowings under our unsecured revolving credit facility and general ability to access the capital markets for opportunistic public bond offerings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended 2022 with $766.4 million in unrestricted cash.
•Lease cash flows: We ended 2022 with $31.4 billion in committed minimum future rental payments comprised of $15.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.8 billion in minimum future rental payments related to aircraft which will deliver between 2023 through 2028. These rental payments are a primary driver of our short and long-term operating cash flow. As of December 31, 2022, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.2 billion. For further detail on our minimum future rentals for 2023 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
•Unsecured revolving credit facility: As of February 16, 2023, our $7.4 billion revolving credit facility is currently syndicated across 54 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2026. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of December 31, 2022, we had $1.0 billion outstanding under our unsecured revolving credit facility.

•Senior unsecured bonds: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured bonds, primarily through our Medium-Term Note Program at attractive cost of funds. In 2022, we issued $2.2 billion of Medium-Term Notes with a weighted average interest rate of 3.59% and we expect to have continued access to the investment grade bond market in the future, although we anticipate that interest rates for issuances in the near term will continue to increase compared to those available in recent years.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We expect to sell approximately $1.0 billion to $2.0 billion in aircraft for 2023 and have seen robust demand in the secondary market to support this aircraft sales program.
•Other sources: In addition to the above, we generate liquidity through other sources of debt financing (including unsecured and secured bank term loans, export credit and private placements), issuances of preferred stock and cash received from security deposits and maintenance reserves from our lease agreements.

We experienced a low interest rate environment for many years prior to 2022. However, interest rates began to increase in 2022 due to tightening monetary policies of the U.S. and other countries due to inflation concerns, and we expect interest rates to remain elevated in 2023. A higher interest rate environment may adversely affect our businesses through increased borrowing costs, although this impact may be offset in whole or in part by a corresponding increase in our lease rates on new leases and overall demand for aircraft from our airline customers. Historically there has been a lag between a rise in interest rates and a corresponding increase in lease rates which is currently the case, although we expect lease rates will catch up with interest rate increases over time. Currently, the increased demand for our aircraft, combined with rising interest rates and inflation, has been serving to increase lease rates and we expect lease rates to continue to increase in 2023.

As of December 31, 2022, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Our material cash requirements as of December 31, 2022 are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Long-term debt obligations	$2,623,262	$2,919,654	$2,377,168	$4,505,386	$2,737,328	$3,660,631	$18,823,429
Interest payments on debt outstanding(1)	544,002	463,879	388,985	299,621	214,423	282,474	2,193,384
Purchase commitments(2)	6,224,490	6,273,338	4,104,896	3,892,013	2,479,676	2,563,355	25,537,768
Total	$9,391,754	$9,656,871	$6,871,049	$8,697,020	$5,431,427	$6,506,460	$46,554,581

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2022.
(2) Purchase commitments reflect future Boeing and Airbus aircraft deliveries based on information currently available to us based on contractual documentation.

The actual delivery dates of the aircraft in our commitments table and expected time for payment of such aircraft may differ from our estimates and could be further impacted by the pace at which Boeing and Airbus can deliver aircraft, among other factors. As a result, the timing of our purchase commitments shown in the table above may not reflect when the aircraft investments are eventually made. For 2023, we expect to make between $4.0 billion and $5.0 billion in aircraft investments.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock.
Cash Flows

Our cash flow provided by operating activities increased by 0.4% or $5.3 million to $1.38 billion in 2022, as compared to $1.38 billion in 2021. Our cash flow provided by operating activities during the year ended December 31, 2022 increased primarily due to the continued growth of our fleet and an increase in our cash collections as compared to the year ended December 31, 2021. Our cash flow used in investing activities was $3.4 billion and $3.1 billion for the years ended December 31, 2022 and 2021, respectively, an increase which resulted primarily from the purchase of aircraft. Our cash flow provided by financing activities was $1.7 billion for the year ended December 31, 2022 compared to $1.1 billion for the year ended December 31, 2021. The increase is primarily due to the issuance of debt, net of debt repayments, related in part to the acquisition of aircraft investments.

Debt

Our debt financing was comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(U.S. dollars in thousands, except percentages)
Unsecured
Senior notes	$17,095,116	$16,892,058
Revolving credit facility	1,020,000	—
Term financings	582,950	167,000
Total unsecured debt financing	18,698,066	17,059,058
Secured
Term financings	113,717	126,660
Export credit financing	11,646	18,301
Total secured debt financing	125,363	144,961

Total debt financing	18,823,429	17,204,019
Less: Debt discounts and issuance costs	(182,366)	(181,539)
Debt financing, net of discounts and issuance costs	$18,641,063	$17,022,480
Selected interest rates and ratios:
Composite interest rate(1)	3.07%	2.79%
Composite interest rate on fixed rate debt(1)	2.98%	2.90%
Percentage of total debt at a fixed-rate	91.34%	94.80%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Public senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2022, we had $17.1 billion in aggregate principal amount of senior unsecured notes outstanding, all of which have been registered with the SEC and with remaining terms ranging from less than one month to 9.04 years and bearing interest at fixed rates ranging from 0.70% to 5.85%. As of December 31, 2021, we had $16.9 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 0.70% to 4.625%, with two notes bearing interest at a floating rate of three-month LIBOR plus 0.35% and a floating rate of LIBOR plus 1.125%.

During the year ended December 31, 2022, we issued $2.2 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 2.20% Medium-Term Notes due 2027, (ii) $750.0 million in aggregate principal amount of 2.875% Medium-Term Notes due 2032, and (iii) 700.0 million in aggregate principal amount of 5.85% Medium-Term Notes due 2027.

In January 2023, we issued $700.0 million in aggregate principal amount of Medium-Term Notes due 2028 bearing interest at a fixed rate of 5.30%.

All of our fixed rate senior unsecured notes may be redeemed at our option in part or in full at any time and from time to time prior to maturity at the redemption prices specified in such senior unsecured notes. Our senior unsecured notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a “change of control repurchase event” (as defined in the applicable indenture or supplemental indenture) occurs.

Each of the indentures and the applicable supplemental indentures (collectively the “indentures”) governing these senior unsecured notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

The covenants contained in all of the indentures governing our public senior unsecured notes are subject to certain exceptions and qualifications set forth in the applicable indenture. In addition, the indentures governing all of our public senior unsecured notes outstanding as of December 31, 2022 also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These events of default are subject to certain exceptions and qualifications set forth in the indentures.

On May 7, 2021, we renewed and refreshed our Medium-Term Note Program, under which we may issue, from time to time, up to $15.0 billion of debt securities designated as our Medium-Term Notes, Series A. All of our senior unsecured notes issued since 2019 have consisted of Medium-Term Notes, Series A, issued under our Medium-Term Note Program. As of February 16, 2023, we had $9.2 billion remaining capacity under our Medium-Term Note Program.

Unsecured revolving credit facility

As of December 31, 2022, we had $1.0 billion outstanding under our unsecured revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2021, we did not have any amounts outstanding under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2022, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2025 to May 5, 2026, increased the total revolving commitments to approximately $7.0 billion as of May 5, 2022 and replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As of December 31, 2022, borrowings under the Revolving Credit Facility accrued interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to increases or decreases based on declines or improvements in the credit ratings for our debt.

In June 2022, we increased the aggregate facility capacity by an additional $122.5 million and also extended the maturity of $125.0 million in commitments to May 5, 2026. As of December 31, 2022, we had total revolving commitments of approximately $7.1 billion. Lenders held revolving commitments totaling approximately $6.7 billion that mature on May 5, 2026, commitments totaling $32.5 million that mature on May 5, 2025 and commitments totaling $375.0 million that mature on May 5, 2023.

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

In January 2023, we entered into a new lender supplement which increased the aggregate facility capacity by $250.0 million to approximately $7.4 billion. The additional $250.0 million in commitments is set to mature on May 5, 2026.

Other debt financings

From time to time, we enter into other debt financings such as unsecured term financings and secured term financings, including export credit.

In 2022, we entered into three additional unsecured term facilities, aggregating $500.0 million with terms of five years and with one facility bearing interest at a fixed rate of 2.72% per annum and two facilities bearing interest at a floating rate of SOFR plus 1.40% to SOFR plus 1.45%.

As of December 31, 2022, the outstanding balance on all other debt financings was $708.3 million and we had pledged three aircraft as collateral with a net book value of $212.1 million. As of December 31, 2021, the outstanding balance on other debt financings was $312.0 million and we had pledged three aircraft as collateral with a net book value of $222.2 million.

Preferred equity

On March 5, 2019, we issued 10,000,000 shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, with an aggregate liquidation preference of $250.0 million ($25 per share). See “Item 8. Financial Statements – Note 5, Shareholders’ Equity,” in this Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the Series A Preferred Stock dividend rate. We may redeem shares of the Series A Preferred Stock at our option, in whole or in part, from time to time, on or after March 15, 2024, for cash at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date, without accumulation of any undeclared dividends. We may also redeem shares of the Series A Preferred Stock at our option under certain other limited conditions. The Series A Preferred Stock ranks on a parity with the Series B and Series C Preferred Stock.

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

The following table summarizes our preferred stock issued and outstanding as of December 31, 2022 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2022	Liquidation Preference as of December 31, 2022	Issue Date	Dividend Rate in Effect at December 31, 2022	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

The following table summarizes the quarterly cash dividends that we paid during the year ended December 31, 2022 on our outstanding Series A, Series B and Series C Preferred Stock (in thousands):

	Payment Dates
Title of each class	March 15, 2022	June 15, 2022	September 15, 2022	December 15, 2022
Series A Preferred Stock	$3,844	$3,844	$3,843	$3,844
Series B Preferred Stock	$3,487	$3,487	$3,488	$3,488
Series C Preferred Stock	$3,094	$3,094	$3,094	$3,093

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

As of December 31, 2022, we had approximately $85.6 million of floating rate debt outstanding that used either one or three-month LIBOR as the applicable reference rate to calculate the interest on such debt, of which $71.5 million is set to mature after June 30, 2023 and does not have an effective amendment in place transitioning from LIBOR. Additionally, our perpetual Series A Preferred Stock is set to accrue dividends at a floating rate determined by reference to three-month LIBOR, if available, beginning March 15, 2024. While all of our agreements governing LIBOR-linked debt obligations and Series A Preferred Stock obligations that are set to mature after June 30, 2023 contain LIBOR transition fallback provisions, the lack of a standard market practice and inconsistency in fallback provisions in recent years is reflected across the agreements governing our floating rate debt and Series A Preferred Stock. For our Series A Preferred Stock, if we determine there is no such alternative reference rate as of March 15, 2024, then we must select an independent financial advisor to determine a substitute rate for LIBOR, and if an independent financial advisor cannot determine an alternative reference rate, the dividend rate, business day convention and manner of calculating dividends applicable during the fixed-rate period of the Series A Preferred Stock will be in effect.

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

Credit Ratings

In December 2022, Fitch Ratings reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 25, 2022
Standard and Poor's	BBB	BBB	Stable	April 21, 2022
Fitch Ratings	BBB	BBB	Stable	December 19, 2022
While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$2,214,508	$2,003,337	$1,946,620
Aircraft sales, trading, and other	102,794	85,052	68,819
Total revenues	2,317,302	2,088,389	2,015,439
Expenses
Interest	492,924	462,396	431,733
Amortization of debt discounts and issuance costs	53,254	50,620	43,025
Interest expense	546,178	513,016	474,758
Depreciation of flight equipment	965,955	882,562	780,691
Write-off of Russian fleet, net of recoveries	771,476	—	—
Selling, general, and administrative	156,855	125,279	95,684
Stock-based compensation expense	15,603	26,516	17,628
Total expenses	2,456,067	1,547,373	1,368,761
(Loss)/income before taxes	(138,765)	541,016	646,678
Income tax expense	41,741	(104,384)	(130,414)
Net (loss)/income	$(97,024)	$436,632	$516,264
Preferred stock dividends	(41,700)	(28,473)	(15,375)
Net (loss)/income attributable to common stockholders	$(138,724)	$408,159	$500,889

Earnings per share of common stock
Basic	$(1.24)	$3.58	$4.41
Diluted	$(1.24)	$3.57	$4.39
Weighted-average shares of common stock outstanding
Basic	111,626,508	114,050,578	113,684,782
Diluted	111,626,508	114,446,093	114,014,021

Other financial data
Pre-tax margin	(6.0)%	25.9%	32.1%
Adjusted net income before income taxes(1)	$659,868	$589,679	$691,956
Adjusted pre-tax margin(1)	28.5%	28.2%	34.3%
Adjusted diluted earnings per share before income taxes(1)	$5.89	$5.15	$6.07
Pre-tax return on common equity	(3.0)%	8.6%	11.3%
Adjusted pre-tax return on common equity(1)	11.0%	9.8%	12.4%

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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(138,724)	$408,159	$500,889
Amortization of debt discounts and issuance costs	53,254	50,620	43,025
Write-off of Russian fleet, net of recoveries	771,476	—	—
Stock-based compensation expense	15,603	26,516	17,628
Income tax (benefit)/expense	(41,741)	104,384	130,414
Adjusted net income before income taxes	$659,868	$589,679	$691,956

Denominator for adjusted pre-tax margin:
Total revenues	2,317,302	2,088,389	2,015,439
Adjusted pre-tax margin(a)	28.5%	28.2%	34.3%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020

Reconciliation of the numerator for adjusted diluted earnings per share (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(138,724)	$408,159	$500,889
Amortization of debt discounts and issuance costs	53,254	50,620	43,025
Write-off of Russian fleet, net of recoveries	771,476	—	—
Stock-based compensation expense	15,603	26,516	17,628
Income tax (benefit)/expense	(41,741)	104,384	130,414
Adjusted net income before income taxes	$659,868	$589,679	$691,956

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,626,508	114,446,093	114,014,021
Potentially dilutive securities, whose effect would have been anti-dilutive	361,186	—	—
Adjusted weighted-average diluted common shares outstanding	111,987,694	114,446,093	114,014,021
Adjusted diluted earnings per share before income taxes(b)	$5.89	$5.15	$6.07

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by adjusted weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(138,724)	$408,159	$500,889
Amortization of debt discounts and issuance costs	53,254	50,620	43,025
Write-off of Russian fleet, net of recoveries	771,476	—	—
Stock-based compensation expense	15,603	26,516	17,628
Income tax (benefit)/expense	(41,741)	104,384	130,414
Adjusted net income before income taxes	$659,868	$589,679	$691,956

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$6,158,568	$5,822,341	$5,373,544
Common shareholders' equity as of end of the period	$5,796,363	$6,158,568	$5,822,341
Average common shareholders' equity	$5,977,466	$5,990,455	$5,597,943

Adjusted pre-tax return on common equity(c)	11.0%	9.8%	12.4%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

2022 Compared to 2021

Rental revenue

During the year ended December 31, 2022, we recorded $2.2 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $29.2 million, as compared to $2.0 billion in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $2.3 million, for the year ended December 31, 2021. Our flight equipment subject to operating leases increased to 407 aircraft with a net book value of $24.5 billion as of December 31, 2022 from 381 aircraft with a net book value of $22.9 billion as of December 31, 2021. The increase in rental revenue was primarily driven by the continued growth in our fleet and significantly lower COVID-19 related lease restructuring and cash basis losses, partially offset by the loss of revenue from the termination of our leasing activities in Russia.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $102.8 million for the year ended December 31, 2022 compared to $85.1 million for the year ended December 31, 2021. During the year ended December 31, 2022, we recorded $48.0 million in gains from the sale of six aircraft and nine sales-type lease transactions and $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia in the current year period. During the year ended December 31, 2021, we recorded a $34.0 million in revenue recognized from the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings, and $24.0 million from the sale of three aircraft and one sales-type lease transaction.

Interest expense

Interest expense totaled $546.2 million for the year ended December 31, 2022 compared to $513.0 million for the year ended December 31, 2021. Our interest expense increased due to an increase in our average debt balance and an increase in our composite cost of funds as compared to the prior year. Due to the rising interest rate environment, we expect our interest expense will continue to increase as our average debt balance outstanding and our composite cost of funds each increase in the future.

Depreciation expense

We recorded $966.0 million in depreciation expense of flight equipment for the year ended December 31, 2022 compared to $882.6 million for the year ended December 31, 2021. The increase in depreciation expense for 2022 compared to 2021 was primarily attributable to the growth of our fleet during the last twelve months. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Write-off of Russian fleet

As further described above under “Impact of Russia-Ukraine Conflict” in March 2022 we terminated all of our leasing activities in Russia. As of February 16, 2023, 20 aircraft in our owned fleet and six aircraft in our managed fleet remain in Russia. While we or the respective managed platform maintain title to the 26 aircraft, we determined that it is unlikely we or they will regain possession of the aircraft that have not been returned and that were detained in Russia. As such, during the three months ended March 31, 2022, we recorded a write-off of our interests in our owned and managed fleet that were detained in Russia, totaling approximately $802.4 million.

In October 2022, one Boeing 737-8 MAX aircraft that was detained in Russia was returned to us and, as a result, in the fourth quarter of 2022, we recorded the aircraft in our owned fleet at fair value to Flight equipment subject to operating lease on our consolidated balance sheet with a corresponding offset to the write-off line item in our statement of operations of $30.9 million. We do not currently anticipate the return of any other aircraft that are detained in Russia.

Stock-based compensation

We recorded stock-based compensation expense of $15.6 million for the year ended December 31, 2022 compared to stock-based compensation expense of $26.5 million for the year ended December 31, 2021. The decrease in stock-based compensation relates to reductions in the underlying vesting estimates of certain book value performance-based restricted stock units as the performance criteria are no longer considered probable of being achieved.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $156.9 million for the year ended December 31, 2022 compared to $125.3 million for the year ended December 31, 2021. The increase in selling, general and administrative expenses was primarily due to the increase in business activity, increased expenses related to insurance premiums and the transition of aircraft. During the year ended December 31, 2022, we renewed our aviation insurance policies which resulted in an annualized increase in our premiums of approximately $16.0 million. We expect an increase in selling, general, and administrative expenses due to higher inflation, increased aviation insurance premiums, and increased business activity. Selling, general and administrative expenses as a percentage of total revenue increased to 6.8% for the year ended December 31, 2022 compared to 6.0% for the year ended December 31, 2021.

Taxes

For the year ended December 31, 2022, we recorded an income tax benefit of $41.7 million, as compared to $104.4 million in income tax expense for the year ended December 31, 2021. The effective tax rate for 2022 was 30.1% as compared to an effective tax rate of 19.3% for 2021. Changes in the tax rate were primarily driven by the write-off of our interests in aircraft that are detained in Russia. Our effective tax rate would have been 19.5% if we excluded the impact of the write-off of our Russian fleet.

Net loss/income attributable to common stockholders

For the year ended December 31, 2022, we reported consolidated net loss attributable to common stockholders of $138.7 million, or net loss of $1.24 per diluted share, compared to a consolidated net income attributable to common stockholders of $408.2 million, or $3.57 per diluted share, for the year ended December 31, 2021. Despite the growth of our fleet, our net income attributable to common stockholders and diluted earnings per share decreased due to the impact of the write-off of our Russian fleet.

Adjusted net income before income taxes

For the year ended December 31, 2022, our adjusted net income before income taxes was $659.9 million, or $5.89 per adjusted diluted share, compared to an adjusted net income before income taxes of $589.7 million, or $5.15 per adjusted diluted share, for the year ended December 31, 2021. Our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes increased for the year ended December 31, 2022 as compared to 2021, primarily due to the continued growth of our fleet and the increase in revenues as discussed above.

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

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $85.1 million for the year ended December 31, 2021 compared to $68.8 million for the year ended December 31, 2020. During the year ended December 31, 2021, we recorded approximately $24.0 million related to the sale of three aircraft and one sales-type lease. In addition, we recorded approximately $34.0 million in gains related to the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings. During the year ended December 31, 2020, we recorded approximately $31.1 million related to lease termination fees and the sale of eight aircraft and also recorded $14.0 million in other revenue related to the repurchase of $206.1 million in senior notes.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. While our floating-rate debt balances have fluctuated in recent years, we have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our revolving credit facility. As of December 31, 2022 and 2021, we had $1.6 billion and $0.9 billion, in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate or be reset to a new fixed rate based on the then-applicable floating rate, after five years from initial issuance. If interest rates continue to increase, as they did throughout 2022, we would be obligated to make higher interest payments to our lenders, and eventually, higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $16.3 million and $9.0 million as of December 31, 2022 and December 31, 2021, respectively, which would put downward pressure on our operating margins. As noted above, we also have risk related to the impact of the transition from LIBOR. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt—Impact of LIBOR Transition.”

We also have interest rate risk on our forward lease placements. This is caused by us setting a fixed lease rate in advance of the delivery date of an aircraft. The delivery date is when a majority of the financing for an aircraft is arranged. To partially mitigate the risk of an increasing interest rate environment between the lease signing date and the delivery date of the aircraft, a majority of our forward lease contracts have manufacturer escalation protection and/or interest rate adjusters which would adjust the final lease rate upward or downward based on changes in the consumer price index or certain benchmark interest rates, respectively, at the time of delivery of the aircraft as compared to the lease signing date, subject to an outside limit on such adjustments.

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.2% and 0.5% of our lease revenues were denominated in foreign currency as of December 31, 2022 and 2021, respectively. Approximately 1.6% and 1.8% of our debt obligations were denominated in foreign currency as of December 31, 2022 and December 31, 2021, respectively; however, the exposure of such debt has been effectively hedged as described below. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2022, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event the U.S. dollar continues to appreciate, as it did in 2022.

In December 2019, we issued C$400.0 million in aggregate principal amount of 2.625% notes due 2024. We effectively hedged our foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 2.535% U.S. dollar denominated rate. See Note 11 of “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional details on the fair value of the swap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and other comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

The net book value of flight equipment subject to operating leases as of December 31, 2022 was $24.5 billion, which included 407 aircraft.

We identified the assessment of the carrying value of certain flight equipment subject to operating leases as a critical audit matter. Challenging and subjective auditor judgment was required in assessing the future undiscounted cash flows on certain aircraft. Specifically, key assumptions included future projected leases and residual values. Changes to these key assumptions could have an effect on the Company’s impairment analysis.

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
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and other comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Irvine, California
February 16, 2023

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$766,418	$1,086,500
Restricted cash	13,599	21,792
Flight equipment subject to operating leases	29,466,888	27,101,808
Less accumulated depreciation	(4,928,503)	(4,202,804)
	24,538,385	22,899,004
Deposits on flight equipment purchases	1,344,973	1,508,892
Other assets	1,733,330	1,452,534
Total assets	$28,396,705	$26,968,722
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$696,899	$611,757
Debt financing, net of discounts and issuance costs	18,641,063	17,022,480
Security deposits and maintenance reserves on flight equipment leases	1,293,929	1,173,831
Rentals received in advance	147,654	138,816
Deferred tax liability	970,797	1,013,270
Total liabilities	$21,750,342	$19,960,154
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	106	106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 110,892,097 and 113,987,154 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,109	1,140
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,255,973	3,399,245
Retained earnings	3,386,820	3,609,885
Accumulated other comprehensive income/(loss)	2,355	(1,808)
Total shareholders’ equity	$6,646,363	$7,008,568
Total liabilities and shareholders’ equity	$28,396,705	$26,968,722

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)/INCOME

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$2,214,508	$2,003,337	$1,946,620
Aircraft sales, trading, and other	102,794	85,052	68,819
Total revenues	2,317,302	2,088,389	2,015,439
Expenses
Interest	492,924	462,396	431,733
Amortization of debt discounts and issuance costs	53,254	50,620	43,025
Interest expense	546,178	513,016	474,758
Depreciation of flight equipment	965,955	882,562	780,691
Write-off of Russian fleet, net of recoveries	771,476	—	—
Selling, general, and administrative	156,855	125,279	95,684
Stock-based compensation expense	15,603	26,516	17,628
Total expenses	2,456,067	1,547,373	1,368,761
(Loss)/income before taxes	(138,765)	541,016	646,678
Income tax benefit/(expense)	41,741	(104,384)	(130,414)
Net (loss)/income	$(97,024)	$436,632	$516,264
Preferred stock dividends	(41,700)	(28,473)	(15,375)
Net (loss)/income attributable to common stockholders	$(138,724)	$408,159	$500,889

Other Comprehensive Income/(Loss):
Foreign currency translation adjustment	21,943	(2,419)	(6,828)
Change in fair value of hedged transactions	(16,647)	(294)	8,992
Total tax (expense)/benefit on other comprehensive income/loss	(1,133)	580	(442)
Other comprehensive income/(loss), net of tax	4,163	(2,133)	1,722
Total comprehensive (loss)/income attributable for common stockholders	$(134,561)	$406,026	$502,611

Earnings per share of common stock:
Basic	$(1.24)	$3.58	$4.41
Diluted	$(1.24)	$3.57	$4.39
Weighted-average shares of common stock outstanding
Basic	111,626,508	114,050,578	113,684,782
Diluted	111,626,508	114,446,093	114,014,021

Dividends declared per share of common stock	$0.755	$0.665	$0.61
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2019	10,000,000	$100	113,350,267	$1,134	—	$—	$2,777,601	$2,846,106	$(1,397)	$5,623,544
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	700,737	7	—	—	6,564	—	—	6,571
Stock-based compensation expense	—	—	—	—	—	—	17,628	—	—	17,628
Cash dividends (declared $0.61 per share)	—	—	—	—	—	—	—	(69,396)	—	(69,396)
Preferred dividends	—	—	—	—	—	—	—	(15,375)	—	(15,375)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	1,722	1,722
Tax withholdings on stock based compensation	—	—	(198,108)	(2)	—	—	(8,615)	—	—	(8,617)
Net income	—	—	—	—	—	—	—	516,264	—	516,264
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341
Issuance of common stock upon vesting of restricted stock units	—	—	451,188	4	—	—	1,437	—	—	1,441
Issuance of preferred stock	600,000	6					591,336	—	—	591,342
Stock-based compensation expense	—	—	—	—	—	—	26,516	—	—	26,516
Common stock repurchased	—	—	(153,949)	(1)			(5,780)	—	—	(5,781)
Cash dividends (declared $0.665 per share)	—	—	—	—	—	—	—	(75,873)	—	(75,873)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(28,473)	—	(28,473)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(2,133)	(2,133)
Tax withholdings on stock-based compensation	—	—	(162,981)	(2)	—	—	(7,442)	—	—	(7,444)
Net income	—	—	—	—	—	—	—	436,632	—	436,632
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	$7,008,568
Issuance of common stock upon vesting of restricted stock units	—	—	537,259	5	—	—	(3)	—	—	2
Common stock repurchased	—	—	(3,420,874)	(34)	—	—	(149,966)	—	—	(150,000)
Stock-based compensation expense	—	—	—	—			15,603	—	—	15,603
Cash dividends (declared $0.755 per share)	—	—	—	—	—	—	—	(84,341)	—	(84,341)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(41,700)	—	(41,700)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	4,163	4,163
Tax withholdings on stock based-compensation	—	—	(211,442)	(2)	—	—	(8,906)	—	—	(8,908)
Net loss	—	—	—	—	—	—	—	(97,024)	—	(97,024)
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Operating Activities
Net (loss)/income	$(97,024)	$436,632	$516,264
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation of flight equipment	965,955	882,562	780,691
Write-off of Russian fleet, net of recoveries	771,476	—	—
Stock-based compensation expense	15,603	26,516	17,628
Deferred taxes	(43,492)	97,446	166,467
Amortization of prepaid lease costs	47,849	46,547	43,224
Amortization of discounts and debt issuance costs	53,254	50,620	43,025
Gain on aircraft sales, trading and other activity	(113,103)	(46,109)	(34,654)
Changes in operating assets and liabilities:
Other assets	(232,613)	(176,391)	(415,347)
Accrued interest and other payables	255	63,112	(22,810)
Rentals received in advance	13,990	(4,099)	(4,302)
Net cash provided by operating activities	1,382,150	1,376,836	1,090,186
Investing Activities
Acquisition of flight equipment under operating lease	(2,904,723)	(2,506,175)	(1,631,551)
Payments for deposits on flight equipment purchases	(518,270)	(496,838)	(885,679)
Proceeds from aircraft sales, trading and other activity	235,424	137,887	151,132
Acquisition of aircraft furnishings, equipment and other assets	(216,635)	(229,654)	(160,993)
Net cash used in investing activities	(3,404,204)	(3,094,780)	(2,527,091)
Financing Activities
Issuance of common stock upon exercise of options	—	1,438	6,569
Net proceeds from preferred stock issuance	—	591,340	—
Cash dividends paid on Class A common stock	(83,253)	(73,001)	(68,183)
Common shares repurchased	(150,000)	(5,780)	—
Cash dividends paid on preferred stock	(41,700)	(28,473)	(15,375)
Tax withholdings on stock-based compensation	(8,903)	(7,441)	(8,618)
Net change in unsecured revolving facilities	1,020,000	—	(20,000)
Proceeds from debt financings	2,659,996	3,655,830	4,659,762
Payments in reduction of debt financings	(2,085,898)	(3,194,482)	(1,728,029)
Debt issuance costs	(6,827)	(10,245)	(8,102)
Security deposits and maintenance reserve receipts	417,224	174,521	114,596
Security deposits and maintenance reserve disbursements	(26,860)	(35,238)	(76,009)
Net cash provided by financing activities	1,693,779	1,068,469	2,856,611
Net decrease in cash	(328,275)	(649,475)	1,419,706
Cash, cash equivalents and restricted cash at beginning of period	1,108,292	1,757,767	338,061
Cash, cash equivalents and restricted cash at end of period	$780,017	$1,108,292	$1,757,767
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $39,655, $49,070 and $53,163 at December 31, 2022, 2021 and 2020, respectively	$533,897	$508,616	$449,662
Cash paid for income taxes	$6,362	$5,734	$29,733
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$914,501	$1,009,554	$782,896
Cash dividends declared on common stock, not yet paid	22,178	21,088	18,216
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of December 31, 2022, the Company owned 417 aircraft, managed 85 aircraft and had 398 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Operations for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines, and other major life-limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves payment made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such Qualifying Event. The Company records the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee as Rental of flight equipment revenue. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in our overhaul reserve liability, as a component of Security deposits and overhaul reserves on flight equipment leases in our Consolidated Balance Sheets.

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

Lessee-specific modifications are capitalized as initial direct costs and amortized over the term of the lease into rental revenue in our Consolidated Statements of Operations.

Our performance obligation associated with the sale of flight equipment is satisfied upon delivery of the flight equipment to a customer, which is the point in time where control of the underlying flight equipment has transferred to the buyer. Revenue is recognized when the performance obligation is satisfied and control of the aircraft related to the performance obligation is transferred to the purchaser. At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of transaction price, is recorded as a gain or loss.

Net investment in finance or sales-type lease

A net investment in sales-type lease is recognized if a lease meets specific criteria under Accounting Standards Codification (“ASC”) 842 at its inception. Upon commencement of the lease, the book value of the leased asset is de-recognized and a net investment in sales-type lease is recognized within Other assets in our Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. We recognize the difference between the book value of the aircraft and the net investment in the lease in Aircraft sales, trading, and other in our Consolidated Statement of Operations. Interest income on our net investment in sales-type leases is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

Initial direct costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating, and delivering aircraft to the Company's lessees. Amounts paid by us to lessees and/or other parties in connection with originating lease transactions are capitalized as lease incentives and are amortized over the lease term. Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such reserves. The amortization of lease incentives are recorded as a reduction of lease revenue in the Consolidated Statements of Operations.

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

The following table reconciles cash, cash equivalents and restricted cash reported in the Company’s Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$766,418	$1,086,500
Restricted cash	13,599	21,792
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$780,017	$1,108,292

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

Major aircraft improvements and modifications incurred during an off-lease period are capitalized and depreciated over the lesser of the remaining life of the flight equipment or the aircraft improvement. In addition, costs paid by us for scheduled maintenance and overhauls are capitalized and depreciated over a period to the next scheduled maintenance or overhaul event. Miscellaneous repairs are expensed when incurred.

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

When the Company has recorded maintenance right assets with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to the Company by the lessee, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent the improvement is substantiated and deemed to meet the Company’s capitalization policy; (ii) the lessee pays the Company cash compensation at lease expiry in excess of the value of the maintenance right asset, the maintenance right asset is relieved, and any excess is recognized as end of lease income; or (iii) the lessee pays the Company cash compensation at lease expiry that is less than the value of the maintenance right asset, the cash is applied to the maintenance right asset, and the balance of such asset is relieved and recorded as an aircraft improvement to the extent the improvement is substantiated and meets the Company’s capitalization policy. Any aircraft improvement will be depreciated over a period to the next scheduled maintenance event in accordance with the Company’s policy with respect to major maintenance and included in Depreciation of flight equipment on the Company’s Consolidated Statements of Operations.

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

As of December 31, 2022 and 2021, there were no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

For the year ended December 31, 2022, the Company purchased one aircraft in the secondary market, which was not subject to an existing lease. For the year ended December 31, 2021, the Company did not purchase aircraft in the secondary market. As of December 31, 2022 and 2021, the Company had maintenance right assets of $16.5 million. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized. As of December 31, 2022, the Company had four aircraft with a carrying value of $153.5 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets. As of December 31, 2021, the Company did not have any flight equipment classified as held for sale.

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

Aircraft under management

The Company manages aircraft across three management platforms: (i) its Thunderbolt platform, (ii) the Blackbird investment funds and (iii) on behalf of a financial institution as of December 31, 2022.

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

Finally, the Company also manages aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution.

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

Recently issued accounting pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-06 to defer the sunset date of Reference Rate Reform Topic 848 (“ASC 848”). The guidance extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022, to December 31, 2024. The Company doesn’t expect the application of this guidance to have a material impact on its consolidated financial statements and is still evaluating the election available to it under ASC 848.

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2022 and 2021 is summarized below:

	December 31, 2022	December 31, 2021
	(in thousands)
Unsecured
Senior notes	$17,095,116	$16,892,058
Revolving credit facility	1,020,000	—
Term financings	582,950	167,000
Total unsecured debt financing	18,698,066	17,059,058
Secured
Term financings	113,717	126,660
Export credit financing	11,646	18,301
Total secured debt financing	125,363	144,961

Total debt financing	18,823,429	17,204,019
Less: Debt discounts and issuance costs	(182,366)	(181,539)
Debt financing, net of discounts and issuance costs	$18,641,063	$17,022,480

At December 31, 2022, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

All of the Company’s secured obligations as of December 31, 2022 and 2021 are recourse in nature. As of December 31, 2022, and 2021, the Company had pledged three aircraft as collateral with a net book value of $212.1 million and $222.2 million, respectively.

Senior unsecured notes (including Medium-Term Note Program)

As of December 31, 2022, the Company had $17.1 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from less than one month to 9.04 years and bearing interest at fixed rates ranging from 0.70% to 5.850%. As of December 31, 2021, the Company had $16.9 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 0.70% to 4.625%, with two notes bearing interest at a floating rate of three-month LIBOR plus 0.35% and a floating rate of LIBOR plus 1.125%.

During the year ended December 31, 2022, the Company issued $2.2 billion in aggregate principal amount of Medium-Term Notes comprised of (i) $750.0 million in aggregate principal amount of 2.20% Medium-Term Notes due 2027, (ii) $750.0 million in aggregate principal amount of 2.875% Medium-Term Notes due 2032, and (iii) 700.0 million in aggregate principal amount of 5.850% Medium-Term Notes due 2027.

In January 2023, the Company issued $700.0 million in aggregate principal amount of Medium-Term Notes due 2028 bearing interest at a fixed rate of 5.30%.

Unsecured revolving credit facility

As of December 31, 2022, the Company had $1.0 billion outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2021, the Company did not have any amounts outstanding under its Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2022, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2025 to May 5, 2026, increased the total revolving commitments to approximately $7.0 billion as of May 5, 2022 and replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As of December 31, 2022, borrowings under the Revolving Credit Facility accrued interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to increases or decreases based on declines or improvements in the credit ratings for the Company’s debt.

In June 2022, the Company increased the aggregate facility capacity by an additional $122.5 million and also extended the maturity of $125.0 million in commitments to May 5, 2026. As of December 31, 2022, the Company had total revolving commitments of approximately $7.1 billion. Lenders held revolving commitments totaling approximately $6.7 billion that mature on May 5, 2026, commitments totaling $32.5 million that mature on May 5, 2025 and commitments totaling $375.0 million that mature on May 5, 2023.

In January 2023, the Company entered into a new lender supplement which increased the aggregate facility capacity by $250.0 million to approximately $7.4 billion. The additional $250.0 million in commitments is set to mature on May 5, 2026.

Other debt financings

From time to time, the Company enters into other debt financings such as unsecured term financings and secured term financings, including export credit.

In 2022, the Company entered into three additional unsecured term facilities, with commitments totaling $500.0 million with terms of five years and with one facility bearing interest at a fixed rate of 2.72% per annum and two facilities bearing interest at a floating rate of SOFR plus 1.40% to SOFR plus 1.45%.

As of December 31, 2022, the outstanding balance on other debt financings was $708.3 million and the Company had pledged three aircraft as collateral with a net book value of $212.1 million. As of December 31, 2021, the outstanding balance on other debt financings was $312.0 million and the Company had pledged three aircraft as collateral with a net book value of $222.2 million.

Maturities

Maturities of debt outstanding as of December 31, 2022 are as follows:

(in thousands)
Years ending December 31,
2023	$2,623,262
2024	2,919,654
2025	2,377,168
2026	4,505,386
2027	2,737,328
Thereafter	3,660,631
Total	$18,823,429

Note 3. Interest Expense
The following table shows the components of interest for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Interest on borrowings	$532,579	$511,466	$484,896
Less capitalized interest	(39,655)	(49,070)	(53,163)
Interest	492,924	462,396	431,733
Amortization of discounts and deferred debt issue costs	53,254	50,620	43,025
Interest expense	$546,178	$513,016	$474,758

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the year ended December 31, 2022:

(in thousands)
Net book value as of December 31, 2021	$22,899,004
Purchase of aircraft	3,827,407
Depreciation	(965,955)
Sale of aircraft and transfers to net investments in sales-type leases	(461,931)
Write-off of Russian fleet, net of recoveries	(760,140)
Net book value as of December 31, 2022	$24,538,385

Accumulated depreciation as of December 31, 2022	(4,928,503)

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

In June 2022, the Company submitted insurance claims to its insurers to recover its losses relating to aircraft detained in Russia. In December 2022, the Company filed suit in the Los Angeles County Superior Court of the State of California against its insurers in connection with its previously submitted insurance claims and will continue to vigorously pursue all available insurance claims. Collection, timing and amounts of any insurance recoveries and the outcome of the ongoing insurance litigation remain uncertain at this time.

In October 2022, one Boeing 737-8 MAX aircraft that was not operating and had been in storage in Russia since the 737 MAX grounding was returned to the Company. As a result, in the fourth quarter of 2022, the Company added the aircraft back to its owned fleet, recording the aircraft at fair value to Flight equipment subject to operating lease in the Company’s Consolidated Balance Sheet with a corresponding offset to the write-off line item in the Company’s Statement of Operations of $30.9 million. At this time, the Company does not anticipate the return of any other aircraft detained in Russia.

As of February 16, 2023, 20 aircraft previously included in the Company’s owned fleet are still detained in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s ongoing demands for the return of its assets.

Note 5. Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value at December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company had 110,892,097 and 113,987,154 Class A common shares issued and outstanding, respectively. The Company was authorized to issue 10,000,000 shares of Class B common stock, $0.01 par value at December 31, 2022 and December 31, 2021. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of December 31, 2022 or December 31, 2021.

During the year ended December 31, 2022, the Company repurchased 3,420,874 shares of its Class A common stock under its previously announced stock repurchase program at an average purchase price of $43.85 per share. Such repurchases completed the repurchase of the entire $150.0 million of outstanding shares authorized under the Company’s stock repurchase program. The Company completed the share repurchase program in April 2022.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

On March 5, 2019, the Company issued 10.0 million shares of Series A Preferred Stock. The Company will pay dividends on the Series A Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month LIBOR plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

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

On March 2, 2021, the Company issued 300,000 shares of Series B Preferred Stock. The Company will pay dividends on the Series B Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

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

The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2022 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2022	Liquidation Preference as of December 31, 2022	Issue Date	Dividend Rate in Effect at December 31, 2022	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000
Note 6. Rental Income
At December 31, 2022, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of December 31, 2022, are as follows:

(in thousands)
Years ending December 31,
2023	$2,246,625
2024	2,166,215
2025	2,016,061
2026	1,805,455
2027	1,580,714
Thereafter	5,783,490
Total	$15,598,560
The Company recorded $96.6 million, $44.2 million, and $11.3 million in overhaul revenue based on its lessees’ usage of the aircraft for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, the Company recorded $68.8 million of overhaul revenue as a result of the termination of its leasing activities in Russia.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of the Company’s owned aircraft, excluding one aircraft that is currently not subject to a lease agreement, as of December 31, 2022, updated through February 16, 2023:

Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-300	—	—	—	—	—	4	4
Airbus A319-100	—	—	1	—	—	—	1
Airbus A320-200	1	5	8	1	2	11	28
Airbus A320-200neo	—	—	—	—	4	19	23
Airbus A321-200	4	—	1	9	2	7	23
Airbus A321-200neo	—	4	—	2	5	67	78
Airbus A330-200	3	3	1	—	—	6	13
Airbus A330-300	—	—	3	1	—	1	5
Airbus A330-900neo	1	—	—	—	—	15	16
Airbus A350-900	—	—	—	1	1	11	13
Airbus A350-1000	—	—	—	—	—	6	6
Boeing 737-700	—	2	—	—	2	—	4
Boeing 737-800	11	7	20	16	10	18	82
Boeing 737-8 MAX	—	1	12	—	1	32	46
Boeing 737-9 MAX	—	—	—	—	—	15	15
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	—	—	2	9	4	9	24
Boeing 787-9	—	—	—	1	2	24	27
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	1	—	—	—	—	1
Total	20	23	49	40	33	251	416

Note 7. Concentration of Risk

Geographical and credit risks

As of December 31, 2022, all of the Company’s Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 117 customers whose principal places of business are located in 62 countries as of December 31, 2022 compared to 118 lessees in 60 countries as of December 31, 2021.

Over 95% of the Company’s aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of the Company’s flight equipment subject to operating leases based on net book value as of December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$7,985,317	32.5%	$7,439,993	32.5%
Asia (excluding China)	7,144,188	29.1%	5,952,981	26.0%
China	2,792,022	11.4%	2,934,224	12.8%
The Middle East and Africa	2,253,342	9.3%	2,447,919	10.7%
Central America, South America, and Mexico	1,924,216	7.8%	1,566,133	6.8%
U.S. and Canada	1,557,260	6.3%	1,638,450	7.2%
Pacific, Australia, and New Zealand	882,040	3.6%	919,304	4.0%
Total	$24,538,385	100.0%	$22,899,004	100.0%

At December 31, 2022 and 2021, the Company owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	49	41.9%	50	42.5%
Asia (excluding China)	23	19.7%	22	18.6%
The Middle East and Africa	14	12.0%	14	11.9%
U.S. and Canada	13	11.1%	13	11.0%
China	8	6.8%	9	7.6%
Central America, South America and Mexico	7	6.0%	7	5.9%
Pacific, Australia, and New Zealand	3	2.5%	3	2.5%
Total	117	100.0%	118	100.0%

(1) A customer is an airline with its own operating certificate.

The following table sets forth the dollar amount and percentage of the Company’s Rental of flight equipment revenues from its flight equipment subject to operating leases attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Asia (excluding China)	$625,355	28.2%	$558,020	27.9%	$573,722	29.5%
Europe	611,091	27.6%	564,479	28.2%	525,543	27.0%
China	359,976	16.3%	352,375	17.6%	341,121	17.5%
The Middle East and Africa	251,243	11.3%	210,977	10.5%	220,017	11.3%
U.S. and Canada	143,266	6.5%	130,717	6.5%	106,694	5.5%
Central America, South America and Mexico	141,638	6.4%	104,315	5.2%	88,113	4.5%
Pacific, Australia, and New Zealand	81,939	3.7%	82,454	4.1%	91,410	4.7%
Total	$2,214,508	100.0%	$2,003,337	100.0%	$1,946,620	100.0%

For the years ended December 31, 2022, 2021, and 2020, China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business; however, no individual airline contributed more than 10% to the Company’s rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 8. Income Tax
The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$—	$—	$(38,520)
State	113	184	(107)
Foreign	1,750	6,754	2,574
Deferred:
Federal	(43,414)	94,050	163,002
State	(190)	3,396	3,465
Foreign	—	—	—
Income tax expense	$(41,741)	$104,384	$130,414

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Income taxes at statutory federal rate	$(29,141)	21.0%	$113,613	21.0%	$135,802	21.0%
Effect of rates different than statutory	(10,728)	7.7	(8,067)	(1.5)	(5,329)	(0.8)
Foreign tax credit	(8,274)	6.0	(15,651)	(2.9)	(9,464)	(1.5)
Section 162(m) limitation	3,913	(2.8)	3,808	0.7	2,736	0.4
Foreign income taxes	1,750	(1.3)	6,754	1.3	2,575	0.4
State income taxes, net of federal income tax effect and other	(61)	0.1	2,828	0.5	2,653	0.4
Other	800	(0.6)	1,099	0.2	1,441	0.2
Income tax (benefit)/expense	$(41,741)	30.1%	$104,384	19.3%	$130,414	20.1%

As of December 31, 2022 and 2021, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred tax assets
Interest expense limitation	$102,125	$—
Net operating losses	82,821	127,591
Foreign tax credit	77,273	78,286
Rents received in advance	28,909	26,702
Other	10,638	19,743
Accrued bonus	3,965	4,349
Equity compensation	3,444	4,462
Total deferred tax assets	309,175	261,133

Deferred tax liabilities
Aircraft depreciation	$(1,222,772)	$(1,219,061)
Straight-line rents	(57,200)	(55,342)
Total deferred tax liabilities	$(1,279,972)	$(1,274,403)

Net deferred tax assets/(liabilities)	$(970,797)	$(1,013,270)

The Company has interest expense that was limited for federal income tax purposes of $102.1 million as of December 31, 2022, which are available indefinitely to offset taxable income in future periods. The Company has NOL for federal and state income tax purposes of $387.3 million and $22.8 million as of December 31, 2022, respectively, which are available to offset taxable income in future periods. The Company has foreign tax credits for federal income tax purposes of $77.3 million as of December 31, 2022 which are available to offset taxable income in future periods. The Company's loss and tax credit carryforwards expire in the following periods:

	NOL Carryforwards	Tax Credit Carryforwards
	(in thousands)
2023-2027	$—	$24,099
Thereafter	410,273	53,174
Total carryforwards	$410,273	$77,273

The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2022 and 2021 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether forecasted income, together with reversals of existing deferred tax liabilities, and tax planning strategies will be sufficient to recover the deferred tax assets and tax credits in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2022 and 2021, the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2018 tax year and forward. In the fourth quarter of 2022, the Company was notified by the Internal Revenue Service that tax years 2019 to 2020 were selected for examination.

Note 9. Commitments and Contingencies
Aircraft Acquisition
As of December 31, 2022, the Company had commitments to acquire a total of 398 new aircraft for delivery through 2029, with an estimated aggregate commitment of $25.5 billion.
The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for some aircraft in its orderbook. The Company remains in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of these delays.

	Estimated Delivery Years
Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-100/300	14	26	20	12	—	—	72
Airbus A320/321neo(1)	28	22	18	35	35	40	178
Airbus A330-900neo	7	6	—	—	—	—	13
Airbus A350-900/1000	4	3	—	—	—	—	7
Airbus A350F	—	—	—	2	2	3	7
Boeing 737-7/8/9 MAX	30	37	19	16	—	—	102
Boeing 787-9/10	5	4	10	—	—	—	19
Total(2)	88	98	67	65	37	43	398

(1) The Company's Airbus A320/321neo aircraft orders include 22 long-range variants and 49 extra long-range variants.
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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $25.5 billion as of December 31, 2022 are as follows:

(in thousands)
Years ending December 31,
2023	$6,224,490
2024	6,273,338
2025	4,104,896
2026	3,892,013
2027	2,479,676
Thereafter	2,563,355
Total	$25,537,768

The Company has made non-refundable deposits on flight equipment purchases of $1.3 billion and $1.5 billion as of December 31, 2022 and 2021, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 10. (Loss)/Earnings Per Share

Basic (loss)/earnings per share is computed by dividing net (loss)/income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of December 31, 2022, the Company did not have any Class B Non-Voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. Since the Company was in a loss position for the year ended December 31, 2022, diluted net loss per share is the same as basic net loss per share for the period as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the year ended December 31, 2022, the Company excluded 361,186 potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. For the year ended December 31, 2021 and 2020, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 976,509, 1,083,174, and 1,032,305 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2022, 2021, and 2020, respectively.

The following table sets forth the reconciliation of basic and diluted (loss)/earnings per share:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands, except share and per share amounts)
Basic (loss)/earnings per share:
Numerator
Net (loss)/income	$(97,024)	$436,632	$516,264
Preferred stock dividends	(41,700)	(28,473)	(15,375)
Net (loss)/income attributable to common stockholders	$(138,724)	$408,159	$500,889
Denominator
Weighted-average common shares outstanding	111,626,508	114,050,578	113,684,782
Basic (loss)/earnings per share	$(1.24)	$3.58	$4.41
Diluted earnings per share:
Numerator
Net (loss)/income	$(97,024)	$436,632	$516,264
Preferred stock dividends	(41,700)	(28,473)	(15,375)
Net (loss)/income attributable to common stockholders	$(138,724)	$408,159	$500,889
Denominator
Number of shares used in basic computation	111,626,508	114,050,578	113,684,782
Weighted-average effect of dilutive securities	—	395,515	329,239
Number of shares used in per share computation	111,626,508	114,446,093	114,014,021
Diluted (loss)/earnings per share	$(1.24)	$3.57	$4.39

Note 11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes which were issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of December 31, 2022, the estimated fair value of the foreign currency exchange derivative liability was $2.5 million. As of December 31, 2021, the estimated fair value of the foreign currency exchange derivative asset was $14.1 million.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2022 was $17.5 billion compared to a book value of $18.8 billion. The estimated fair value of debt financing as of December 31, 2021 was $17.6 billion compared to a book value of $17.2 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2022, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2022 and 2021 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 12. Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of December 31, 2022, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,221,026. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period. The Company has two types of book value RSUs; those that vest ratably over a three-year period if the performance condition has been met, and those that cliff-vest at the end of a three-year period if the performance condition has been met. For the book value RSUs that vest at the end of a three-year period, the number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the percentage change in the Company's book value per share at the end of the vesting period. At each reporting period, the Company reassesses the probability of the performance condition being achieved and a stock-based compensation expense is recognized based upon management's assessment. Book value RSUs for which the performance metric has not been met are forfeited. The TSR RSUs vest at the end of a three-year period. The number of TSR RSUs that will ultimately vest is based upon the percentile ranking of the Company’s TSR among a peer group. The number of shares that will ultimately vest will range from 0% to 200% of the RSUs initially granted depending on the extent to which the TSR metric is achieved. For disclosure purposes, we have assumed the TSR RSUs will ultimately vest at 100%. As of December 31, 2022, the Company had 1,514,875 unvested RSUs outstanding of which 340,134 are TSR RSUs and 636,375 are book value RSUs. Stock Options are generally granted for a term of 10 years and generally vest over a three-year period. As of December 31, 2022, the Company does not have any outstanding stock options. The Company has not granted any stock options since 2011.

The Company recorded $15.6 million, $26.5 million, and $17.6 million of stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020, respectively.

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

During the year ended December 31, 2022, the Company granted 652,016 RSUs of which 110,237 are TSR RSUs and 220,437 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the year ended December 31, 2022:

	Unvested Restricted Stock Units
	Number of Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested at December 31, 2021	1,571,415	$43.88
Granted	652,016	$47.24
Vested	(542,060)	$42.50
Forfeited/canceled	(166,496)	$40.48
Unvested at December 31, 2022	1,514,875	$45.90
Expected to vest after December 31, 2022	1,193,219	$46.98

At December 31, 2022, the outstanding RSUs are expected to vest as follows: 2023—230,470; 2024—533,179; and 2025—429,569.

As of December 31, 2022 there was $28.6 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.71 years.

Note 13. Aircraft Under Management

As of December 31, 2022, the Company managed 85 aircraft across three aircraft management platforms. The Company managed 46 aircraft through its Thunderbolt platform, 34 aircraft through the Blackbird investment funds and five on behalf of a financial institution.

The Company managed 34 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of December 31, 2022, the Company's non-controlling interests in each fund was 9.5% and is accounted for under the equity method of accounting. The Company's investment in these funds aggregated $64.7 million and $73.2 million as of December 31, 2022 and 2021, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of December 31, 2022, the Company managed 46 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million and $9.3 million as of December 31, 2022 and 2021, respectively and is included in Other assets on the Consolidated Balance Sheets.

In response to the sanctions against certain industry sectors and parties in Russia, in March 2022 the Company terminated all of its leasing activities in Russia. Eight leases for aircraft in the Company’s managed fleet were also terminated. As of February 15, 2023, six aircraft previously included in the Company’s managed fleet are detained in Russia. While the respective managed platform maintains title to the aircraft, the Company has determined that it is unlikely that the Company or they will regain possession of the aircraft detained in Russia. As a result, during the three months ended March 31, 2022, the Company recognized asset write-offs of $11.4 million related to its investments in the managed platforms that own such aircraft. The Company did not recognize any asset write-offs related to its investments in the managed platforms for the remainder of 2022. The six aircraft detained in Russia were removed from the Company’s managed fleet count as of March 31, 2022.

Note 14. Net Investment in Sales-type Lease

As of December 31, 2022, the Company had 10 A320-200 aircraft on lease to an airline with terms that meet the criteria of being classified as a sales-type lease.

Net investment in sales-type leases was included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

December 31, 2022
Future minimum lease payments to be received	$236,775
Estimated residual values of leased flight equipment	$91,688
Less: Unearned income	$(45,786)
Net Investment in Sales-type Lease	$282,677

As of December 31, 2022, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2023	24,600
2024	24,600
2025	24,600
2026	24,600
2027	24,600
Thereafter	113,775
Total	$236,775

Note 15. Flight Equipment Held for Sale

As of December 31, 2022, the Company had four aircraft, with a carrying value of $153.5 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets. During the year ended December 31, 2022, the Company completed the sale of six aircraft from its held for sale portfolio. The Company expects the sale of all four aircraft to be completed by the end of the first half of 2023. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2021, the Company did not have any flight equipment classified as held for sale.

Note 16. Subsequent Events

On February 14, 2023, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series A, Series B and Series C preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.20	March 16, 2023	April 12, 2023
Series A Preferred Stock	$0.384375	February 28, 2023	March 15, 2023
Series B Preferred Stock	$11.625	February 28, 2023	March 15, 2023
Series C Preferred Stock	$10.3125	February 28, 2023	March 15, 2023

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 14, 2023, the Board of Directors of the Company approved a dual employment assignment with each of Mr. Steven Udvar-Házy, Executive Chairman of the Board of Directors of the Company, and Mr. John Plueger, Chief Executive Officer and President of the Company (each an “Executive Officer” and collectively, the “Executive Officers”) to formalize their activities with the Company’s Irish leasing platform. Pursuant to their dual employment assignments, each of the Executive Officers will continue in their roles as employees of the Company but will also be employees of ALC Aircraft Limited, a wholly-owned Irish subsidiary of the Company (“ALC Ireland”), each with the title of Executive Officer of Marketing. In connection with the Executive Officers’ dual employment assignments with ALC Ireland, ALC Ireland entered into employment agreements, each dated as of February 14, 2023 and effective as of March 1, 2023, with each of Mr. Udvar-Házy, (the “Udvar-Házy Ireland Employment

Agreement”) and Mr. Plueger (the “Plueger Ireland Employment Agreement,” and together with the Udvar-Házy Ireland Employment Agreement, the “Ireland Employment Agreements”).

The Udvar-Házy Ireland Employment Agreement provides that ALC Ireland will pay Mr. Udvar-Házy a gross salary of €875,000 per annum (subject to tax and other deductions required by law or provided for under the Udvar-Házy Ireland Employment Agreement), which represents approximately 50% of Mr. Udvar-Házy’s total annual base salary of $1,800,000 from the Company for fiscal year 2023 (the “Udvar-Házy Annual Salary”), as approved by the Company’s Leadership Development and Compensation Committee on February 13, 2023. As a result of the dual employment assignment and pursuant to the Udvar-Házy Letter Agreement described below, the Company will be responsible for payment of the remaining 50% of the Udvar-Házy Annual Salary. Mr. Udvar-Házy is expected to devote 50% of his working time to his duties as Executive Officer of Marketing for ALC Ireland in accordance with the terms of the Udvar-Házy Ireland Employment Agreement. The Plueger Ireland Employment Agreement provides that ALC Ireland will pay Mr. Plueger a gross salary of €292,000 per annum (subject to tax and other deductions required by law or provided for under the Plueger Ireland Employment Agreement), which represents approximately 30% of Mr. Plueger’s total annual base salary of $1,000,000 from the Company for fiscal year 2023 (the “Plueger Annual Salary”), as approved by the Company’s Leadership Development and Compensation Committee on February 13, 2023. As a result of the dual employment assignment and pursuant to the Plueger Letter Agreement described below, the Company will be responsible for payment of the remaining 70% of the Plueger Annual Salary. Mr. Plueger is expected to devote 30% of his working time to his duties as Executive Officer of Marketing for ALC Ireland in accordance with the terms of the Plueger Ireland Employment Agreement.

The Ireland Employment Agreements are for a fixed term, beginning on March 1, 2023 and automatically ending on March 1, 2028. During the course of the fixed term, each Ireland Employment Agreement may be terminated by (i) either party upon providing written notice as set out in the Minimum Notice and Terms of Employment Act of 1973 (as may be amended from time to time) which currently is between one week for less than two weeks of service with ALC Ireland and eight weeks for 15 years or more of service, or (ii) ALC Ireland, in its sole discretion, without notice if it provides payment of one year’s salary to the Executive Officer under the applicable Ireland Employment Agreement. Additionally, under each Ireland Employment Agreement, ALC Ireland may terminate the applicable Executive Officer’s employment with immediate effect at any time without notice or payment in lieu of notice if the applicable Executive Officer (i) is found guilty of gross misconduct or (ii) in other circumstances which justify summary dismissal. If an Executive Officer’s employment by the Company is terminated, such Executive Officer’s employment by ALC Ireland under the applicable Ireland Employment Agreement shall immediately cease, subject to any applicable termination payments described above.

The Company has also entered into letter agreements, each effective as of February 14, 2023, with each of Mr. Udvar-Házy (the “Udvar-Házy Letter Agreement”) and Mr. Plueger (the “Plueger Letter Agreement” and together with the Udvar-Házy Letter Agreement, the “Letter Agreements”) which confirm the terms of the Executive Officers’ compensation and other benefits with the Company while they provide services concurrently to ALC Ireland, including that (i) the Company will pay the remainder of the Udvar-Házy Annual Salary and Plueger Annual Salary; (ii) the Executive Officers are eligible to participate in the Company’s annual performance-based incentive bonuses and long-term equity incentive awards; (iii) the Executive Officers are eligible for the Company’s other benefits and retirement program; and (iv) each Executive Officer is eligible to receive payments under his respective Severance Agreement with the Company, and such payments will be calculated based on the Executive Officer’s total compensation from the Company and ALC Ireland, subject to the conditions of the applicable Letter Agreement. The Letter Agreements also provide that the Company will (i) assist each Executive Officer in assessing tax obligations under Ireland and U.S. federal and state tax laws at the Company’s expense and (ii) provide tax equalization, including gross-ups, to help defray additional tax liabilities, if the Executive Officer’s employment by ALC Ireland results in the Executive Officer incurring increased personal tax liabilities. The Letter Agreements also specify that termination of an Executive Officer’s employment under the Ireland Employment Agreement does not automatically terminate such Executive Officer’s employment with the Company. The termination of an Executive Officer’s employment with the Company will however automatically terminate such Executive Officer’s employment with ALC Ireland pursuant to the applicable Ireland Employment Agreement.

The above summary description of the key terms of the Ireland Employment Agreements and Letter Agreements is qualified in its entirety by reference to the Udvar-Házy Ireland Employment Agreement, filed as Exhibit 10.212 hereto, the Plueger Ireland Employment Agreement, filed as Exhibit 10.213 hereto, the Udvar-Házy Letter Agreement, filed as Exhibit 10.214 hereto, and the Plueger Letter Agreement, filed as Exhibit 10.215 hereto, and each are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Information about our Executive Officers”, the other information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2023, and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K below, will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Company’s equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	4,221,026
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,221,026

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

3.    Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018
3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019	8-A	001-35121	3.2	March 4, 2019
3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021
4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021
4.2	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.3	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.4	Form of Stock Certificate representing the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	8-A	001-35121	4.2	March 4, 2019
4.5	Form of Stock Certificate representing the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	8-K	001-35121	4.1	March 2, 2021
4.6	Form of Stock Certificate representing the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-35121	4.1	October 13, 2021
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012
4.8	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.9	Tenth Supplemental Indenture, dated as of August 15, 2016, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 3.00% Senior Notes due 2023)	8-K	001-35121	4.2	August 15, 2016
4.10	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.2	March 8, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.11	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.3	November 20, 2017
4.12	Seventeenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.250% Senior Notes due 2025	8-K	001-35121	4.3	January 16, 2018
4.13	Eighteenth Supplemental Indenture, dated as of June 18, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.875% Senior Notes due 2023	8-K	001-35121	4.2	June 18, 2018
4.14	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028	8-K	001-35121	4.3	September 17, 2018
4.15	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”)	S-3/A	333-224828	4.4	November 20, 2018
4.16	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
4.17	Form of 2018 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018
4.18	Form of 2018 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018
4.19	Form of 2021 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 7, 2021
4.20	Form of 2021 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 7, 2021
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

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-Q	001-35121	10.5	May 8, 2014
10.2	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.1	June 2, 2015
10.3	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015
10.4	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.7	February 25, 2016
10.5	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.8	February 25, 2016
10.6	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.7	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.2	June 1, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.10	February 23, 2017
10.9	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 23, 2017
10.10	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 23, 2017
10.11	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	May 4, 2017
10.12	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.4	May 4, 2017
10.13	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 4, 2017
10.14	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.8	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 3, 2018
10.16	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 22, 2018
10.17	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 22, 2018
10.18	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.10	May 10, 2018
10.19	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	November 8, 2018
10.20	New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent Agent	10-K	001-35121	10.22	February 21, 2019
10.21	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.23	February 21, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.24	February 21, 2019
10.23	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 9, 2019
10.24	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 9, 2019
10.25	Commitment Increase Supplement, dated July 31, 2019, to the Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	August 8, 2019
10.26	New Lender Supplement, dated January 23, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.28	February 14, 2020
10.27	New Lender Supplement, dated March 5, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.1	May 7, 2020
10.28	New Lender Supplement, dated February 2, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.31	February 22, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.29	Sixth Amendment and Extension Agreement, dated April 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2021
10.30	New Lender Supplement, dated September 10, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	November 4, 2021
10.31	New Lender Supplement, dated November 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.31	February 17, 2022
10.32	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.32	February 17, 2022
10.33	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.33	February 17, 2022
10.34	Seventh Amendment and Extension Agreement, dated April 26, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.11	May 5, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.35	Lender Extension Supplement, dated June 3, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	August 4, 2022
10.36	New Lender Supplement, dated June 27, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	August 4, 2022
10.37
New Lender Supplement, dated January 3, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith
10.38†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 7, 2013
10.39†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.40†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.41†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.42†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016
10.43†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.44†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.45†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.46†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017
10.47†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 8, 2018
10.48†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 8, 2018
10.49†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 9, 2019
10.50†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 9, 2019
10.51†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03659, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.43	February 14, 2020
10.52†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03659, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	May 7, 2020
10.53†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03659, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 5, 2022
10.54†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement")	10‑Q	001‑35121	10.2	May 9, 2013
10.55†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.56†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.57†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 5, 2015
10.58†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.15	August 4, 2016
10.59†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.16	August 4, 2016
10.60†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017
10.61†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2017
10.62†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.37	February 22, 2018
10.63†	Amendment No. 9 to A350XWB Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 9, 2018
10.64†	Amendment No. 10 to A350XWB Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.47	February 21, 2019
10.65†	Amendment No. 11 to the Airbus A350XWB Family Purchase Agreement, dated May 15, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 8, 2019
10.66†	Amendment No. 12 to A350XWB Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.56	February 14, 2020
10.67†	Amendment No. 13 to A350XWB Family Purchase Agreement, dated February 21, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 7, 2020
10.68†	Amendment No. 14 to the A350XWB Family Purchase Agreement, dated June 30, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 6, 2020
10.69†	Amendment No. 15 to the A350XWB Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2020

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.70†	Amendment No. 16 to the A350XWB Family Purchase Agreement, dated October 29, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.65	February 17, 2022
10.71†	Amendment No. 17 to the A350XWB Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.66	February 17, 2022
10.72†	Amendment No. 18 to the A350XWB Family Purchase Agreement, dated January 11, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	May 5, 2022
10.72†	Amendment and Restatement Agreement of Letter Agreement No. 1 to Amendment No. 10 to the Airbus A350 Family Purchase Agreement, dated April 26, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 8, 2019
10.73†	Amendment and Restatement Agreement of Letter Agreement No. 2 to Amendment No. 10 to the A330-900neo PA, dated July 7, 2021, for Model A330-900 Aircraft.	10-Q	001-35121	10.2	November 4, 2021
10.74†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 7, 2013
10.75†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.12	May 4, 2017
10.76†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 7, 2013
10.77†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.78†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.13	May 4, 2017
10.79†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.80†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.81†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.82†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.14	May 4, 2017
10.83†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.15	May 4, 2017
10.84†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 3, 2017
10.85†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 3, 2017
10.86†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	August 3, 2017
10.87†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	August 3, 2017
10.88†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 9, 2017
10.89†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.5	November 9, 2017
10.90†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 8, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.91†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 10, 2018
10.92†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 8, 2018
10.93†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.67	February 21, 2019
10.94†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.68	February 21, 2019
10.95†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 9, 2019
10.96†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 9, 2019
10.97†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	August 9, 2019
10.98†	Supplemental Agreement No. 24 to Purchase Agreement No. PA-03791, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.82	February 14, 2020
10.99†	Supplemental Agreement No. 25 to Purchase Agreement No. PA-03791, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	May 7, 2020
10.100†	Supplemental Agreement No. 26 to Purchase Agreement No. PA-03791, dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.91	February 22, 2021
10.101†	Supplemental Agreement No. 27 to Purchase Agreement No. PA-03791, dated April 6, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 5, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.102†	Supplemental Agreement No. 28 to Purchase Agreement No. PA-03791, dated July 22, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 4, 2021
10.103†	Supplemental Agreement No. 29 to Purchase Agreement No. PA-03791, dated November 19, 2021, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.98	February 17, 2022
10.104†	Supplemental Agreement No. 30 to Purchase Agreement No. PA-03791, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	May 5, 2022
10.105†	Supplemental Agreement No. 31 to Purchase Agreement No. PA-03791, dated March 31, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	May 5, 2022
10.106†	Supplemental Agreement No. 32 to Purchase Agreement No. PA-03791, dated October 18, 2022, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.107†	Supplemental Agreement No. 33 to Purchase Agreement No. PA-03791, dated December 5, 2022, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.108†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.92	February 22, 2021
10.109†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.93	February 22, 2021
10.110†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”)	10-Q	001-35121	10.2	August 9, 2012
10.111†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.112†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.113†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.114†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.115†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.116†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.117†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.118†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.119†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.120†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.121†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.122†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.123†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.124†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.125†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.126†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.127†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.128†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.129†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.130†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017
10.131†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.132†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.133†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.92	February 21, 2019
10.134†	Amendment No. 24 to A320 NEO Family Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.107	February 14, 2020
10.135†	Amendment No. 25 to A320 NEO Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.108	February 14, 2020
10.136†	Amendment No. 26 to A320 NEO Family Purchase Agreement, dated April 7, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 6, 2020
10.137†	Amendment No. 27 to A320 NEO Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 9, 2020
10.138†	Amendment No. 28 to A320 NEO Family Purchase Agreement, dated December 22, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.122	February 22, 2021
10.139†	Amendment No. 29 to A320 NEO Family Purchase Agreement, dated December 24, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.123	February 22, 2021
10.140†	Amendment No. 30 to A320 NEO Family Purchase Agreement, dated April 28, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 5, 2021
10.141†	Amendment No. 31 to A320 NEO Family Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 5, 2021
10.142†	Amendment No. 32 to A320 NEO Family Purchase Agreement, dated July 31, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 4, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.143†	Amendment No. 33 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.134	February 17, 2022
10.144†	Amendment No. 34 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.135	February 17, 2022
10.145†	Amendment No. 35 to A320 NEO Family Purchase Agreement, dated February 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 5, 2022
10.146†	Amendment No. 36 to A320 NEO Family Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	May 5, 2022
10.147†	Amendment No. 37 to A320 NEO Family Purchase Agreement, dated June 16, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 4, 2022
10.148†	Amendment No. 38 to A320 NEO Family Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.149†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.150†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.151†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017
10.152†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018
10.153†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018
10.154†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.98	February 21, 2019
10.155†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 9, 2019
10.156†	Amendment No. 7 to A330-900 NEO Purchase Agreement, dated August 8, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 7, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.157†	Amendment No. 8 to A330-900 NEO Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.117	February 14, 2020
10.158†	Amendment No. 9 to A330-900 NEO Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.118	February 14, 2020
10.159†	Amendment No. 10 to the A330-900 NEO Purchase Agreement, dated June 14, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 6, 2020
10.160†	Amendment No. 11 to the A330-900 NEO Purchase Agreement, dated August 31, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2020
10.161†	Amendment No. 12 to the A330-900 NEO Purchase Agreement, dated October 2, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.136	February 22, 2021
10.162†	Amendment No. 13 to the A330-900 NEO Purchase Agreement, dated December 24, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.137	February 22, 2021
10.163†	Amendment No. 14 to the A330-900 NEO Purchase Agreement, dated December 13, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.150	February 17, 2022
10.164†	Amendment No. 15 to the A330-900 NEO Purchase Agreement, dated December 20, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.151	February 17, 2022
10.165†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.99	February 21, 2019
10.166†	Amendment No. 1 to Agreement, dated October 30, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.120	February 14, 2020
10.167†	Amendment No. 2 to Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.121	February 14, 2020
10.168†	Amendment No. 3 to Agreement, dated August 31, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.2	November 9, 2020
10.169†	Amendment No. 4 to Agreement, dated December 22, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.142	February 22, 2021
10.170†	Amendment No. 5 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.157	February 17, 2022
10.171†	Amendment No. 6 to Agreement, dated January 31, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	May 5, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.172†	Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.122	February 14, 2020
10.173†	Amendment No. 1 to Agreement, dated June 14, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	August 6, 2020
10.174†	Amendment No. 2 to Agreement, dated October 2, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.145	February 22, 2021
10.175†	Amendment No. 3 to Agreement, dated April 6, 2021, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.6	August 5, 2021
10.176†	Amendment No. 4 to Agreement, dated July 7, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 4, 2021
10.177†	Amendment No. 5 to the Agreement, dated July 31, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 4, 2021
10.178†	Amendment No. 6 to the Agreement, dated March 25, 2022, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 5, 2022
10.179†	Agreement, dated December 20, 2019, among Airbus S.A.S. and Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.123	February 14, 2020
10.180†	Amendment No. 1 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.165	February 17, 2022
10.181†	Amendment No. 2 to Agreement, dated January 11, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.1	May 5, 2022
10.182†	A220 Purchase Agreement, dated December 20, 2019, by and between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.124	February 14, 2020
10.183†	Amendment No. 1 to the A220 Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus Canada Limited Partnership	10-Q	001-35121	10.5	November 9, 2020
10.184†	Amendment No. 2 to the A220 Purchase Agreement, dated April 6, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	August 5, 2021
10.185†	Amendment No. 3 to the A220 Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.3	August 5, 2021
10.186†	Amendment No. 4 to the A220 Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-K	001-35121	10.170	February 17, 2022
10.187†	Amendment No. 5 to the A220 Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	May 5, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.188†	Amendment No. 6 to the A220 Purchase Agreement, dated July 15, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.1	November 3, 2022
10.189†	Amendment No. 7 to the A220 Purchase Agreement, dated August 31, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	November 3, 2022
10.190†	Amendment No. 8 to the A220 Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith
10.191†	2021 Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.171	February 17, 2022
10.192§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019	8-K	001-35121	10.3	June 7, 2019
10.193§	Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan (effective as of June 4, 2010 and amended as of February 15, 2011 and as further amended as of February 26, 2013)	10-Q	001-35121	10.3	May 9, 2013
10.194§	Form of Stock Option Award Agreement under the Amended and Restated Air Lease Corporation 2010 Equity Incentive Plan	S-1/A	333-171734	10.5	February 22, 2011
10.195§	Air Lease Corporation Annual Cash Bonus Plan	8-K	001-35121	10.1	November 14, 2018
10.196§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.197§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.198§	Form of Grant Notice and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.4	August 9, 2018
10.199§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.3	August 9, 2018
10.200§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.3	May 10, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.201§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.1	May 10, 2018
10.202§	Bonus in a Form of a Grant Notice (Time-Based Vesting) and a Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2019	10-K	001-35121	10.118	February 21, 2019
10.203§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.2	May 10, 2018
10.204§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.4	May 4, 2017
10.205§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy	10-Q	001-35121	10.2	August 4, 2016
10.206§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger	10-Q	001-35121	10.3	August 4, 2016
10.207§	Air Lease Corporation Executive Severance Plan, adopted February 21, 2017, as amended on May 3, 2017	10-Q	001-35121	10.1	May 4, 2017
10.208§	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.209§	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020	10-Q	001-35121	10.5	May 7, 2020
10.210§	Air Lease Corporation Non-Employee Director Compensation (as amended May 8, 2019)	10-K	001-35121	10.148	February 14, 2020
10.211§	Severance and Release Agreement, dated April 21, 2022, by and between Air Lease Corporation and Jie Chen.	10-Q	001-35121	10.5	August 4, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.212§	Employment Agreement between ALC Aircraft Limited and Steven F. Udvar-Házy, dated February 14, 2023.				Filed herewith
10.213§	Employment Agreement between ALC Aircraft Limited and John L. Plueger, dated February 14, 2023.				Filed herewith
10.214§	Letter Agreement between Air Lease Corporation and Steven F. Udvar-Házy, dated February 14, 2023.				Filed herewith
10.215§	Letter Agreement between Air Lease Corporation and John L. Plueger, dated February 14, 2023.				Filed herewith
21.1	List of Significant Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2023.

AIR LEASE CORPORATION

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Executive Chairman of the Board of Directors	February 16, 2023
Steven F. Udvar-Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 16, 2023
John L. Plueger

/s/ Matthew J. Hart	Director	February 16, 2023
Matthew J. Hart

/s/ Yvette Hollingsworth Clark	Director	February 16, 2023
Yvette Hollingsworth Clark

/s/ Cheryl Gordon Krongard	Director	February 16, 2023
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 16, 2023
Marshall O. Larsen

/s/ Susan R. McCaw	Director	February 16, 2023
Susan R. McCaw

/s/ Robert A. Milton	Director	February 16, 2023
Robert A. Milton

/s/ Ian M. Saines	Director	February 16, 2023
Ian M. Saines