Form 10-Q
period 2023-03-31
AIR LEASE CORP
filed 2023-05-01
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At April 28, 2023, there were 111,015,418 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended March 31, 2023

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, the impact of lease deferrals and other accommodations, aircraft delivery delays, the impact of inflation, rising interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

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
•our ability to pursue insurance claims to recover losses related to aircraft detained in Russia;
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
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•any additional factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other SEC filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$690,408	$766,418
Restricted cash	11,129	13,599
Flight equipment subject to operating leases	30,924,948	29,466,888
Less accumulated depreciation	(5,175,430)	(4,928,503)
	25,749,518	24,538,385
Deposits on flight equipment purchases	1,220,332	1,344,973
Other assets	1,691,754	1,733,330
Total assets	$29,363,141	$28,396,705
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$681,096	$696,899
Debt financing, net of discounts and issuance costs	19,447,601	18,641,063
Security deposits and maintenance reserves on flight equipment leases	1,336,891	1,293,929
Rentals received in advance	153,588	147,654
Deferred tax liability	999,379	970,797
Total liabilities	$22,618,555	$21,750,342
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$106	$106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,015,418 and 110,892,097 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,110	1,109
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,258,639	3,255,973
Retained earnings	3,482,912	3,386,820
Accumulated other comprehensive income	1,819	2,355
Total shareholders’ equity	$6,744,586	$6,646,363
Total liabilities and shareholders’ equity	$29,363,141	$28,396,705

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Revenues
Rental of flight equipment	$617,773	$566,554
Aircraft sales, trading and other	18,369	30,107
Total revenues	636,142	596,661

Expenses
Interest	151,613	117,277
Amortization of debt discounts and issuance costs	13,073	13,198
Interest expense	164,686	130,475
Depreciation of flight equipment	259,680	235,308
Write-off of Russian fleet	—	802,352
Selling, general and administrative	47,614	32,762
Stock-based compensation expense	5,896	(2,523)
Total expenses	477,876	1,198,374
Income/(loss) before taxes	158,266	(601,713)
Income tax (expense)/benefit	(29,546)	132,720
Net income/(loss)	$128,720	$(468,993)
Preferred stock dividends	(10,425)	(10,425)
Net income/(loss) attributable to common stockholders	$118,295	$(479,418)

Other comprehensive income/(loss):
Foreign currency translation adjustment	$(830)	$(3,019)
Change in fair value of hedged transactions	148	5,230
Total tax benefit/(expense) on other comprehensive income/loss	146	(473)
Other comprehensive income/(loss), net of tax	(536)	1,738
Total comprehensive income/(loss) attributable for common stockholders	$117,759	$(477,680)

Earnings/(loss) per share of common stock:
Basic	$1.07	$(4.21)
Diluted	$1.06	$(4.21)
Weighted-average shares of common stock outstanding
Basic	110,943,552	113,894,867
Diluted	111,199,996	113,894,867

Dividends declared per share of common stock	$0.200	$0.185

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	198,437	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	5,896	—	—	5,896
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,203)	—	(22,203)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(536)	(536)
Tax withholdings on stock based-compensation	—	—	(75,116)	—	—	—	(3,230)	—	—	(3,230)
Net income	—	—	—	—	—	—	—	128,720	—	128,720
Balance at March 31, 2023	10,600,000	$106	111,015,418	$1,110	—	$—	$3,258,639	$3,482,912	$1,819	$6,744,586

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	$7,008,568
Issuance of common stock upon vesting of restricted stock units	—	—	477,656	5	—	—	(3)	—	—	2
Common stock repurchased	—	—	(2,959,458)	(30)	—	—	(129,519)	—	—	(129,549)
Stock-based compensation expense	—	—	—	—	—	—	(2,523)	—	—	(2,523)
Cash dividends (declared $0.185 per share of Class A common stock)	—	—	—	—	—	—	—	(21,136)	—	(21,136)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	1,738	1,738
Tax withholdings on stock-based compensation	—	—	(188,093)	(2)	—	—	(8,095)	—	—	(8,097)
Net loss	—	—	—	—	—	—	—	(468,993)	—	(468,993)
Balance at March 31, 2022	10,600,000	$106	111,317,259	$1,113	—	$—	$3,259,105	$3,109,331	$(70)	$6,369,585

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Operating Activities
Net income/(loss)	$128,720	$(468,993)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of flight equipment	259,680	235,308
Write-off of Russian fleet	—	802,352
Stock-based compensation expense	5,896	(2,523)
Deferred taxes	28,726	(133,360)
Amortization of discounts and debt issuance costs	13,073	13,198
Amortization of prepaid lease costs	18,323	13,193
Gain on aircraft sales, trading and other activity	(41,650)	(66,791)
Changes in operating assets and liabilities:
Other assets	(26,907)	(74,560)
Accrued interest and other payables	(45,493)	(64,068)
Rentals received in advance	8,122	938
Net cash provided by operating activities	348,490	254,694
Investing Activities
Acquisition of flight equipment under operating lease	(1,236,828)	(395,402)
Payments for deposits on flight equipment purchases	(4,000)	(172,943)
Proceeds from aircraft sales, trading and other activity	21,391	750
Acquisition of aircraft furnishings, equipment and other assets	(53,939)	(52,974)
Net cash used in investing activities	(1,273,376)	(620,569)
Financing Activities
Cash dividends paid on Class A common stock	(22,178)	(21,088)
Common shares repurchased	—	(97,644)
Cash dividends paid on preferred stock	(10,425)	(10,425)
Tax withholdings on stock-based compensation	(3,229)	(8,095)
Net change in unsecured revolving facilities	653,000	—
Proceeds from debt financings	1,352,766	1,497,615
Payments in reduction of debt financings	(1,209,971)	(708,847)
Debt issuance costs	(3,159)	(2,740)
Security deposits and maintenance reserve receipts	93,377	125,727
Security deposits and maintenance reserve disbursements	(3,775)	(4,864)
Net cash provided by financing activities	846,406	769,639
Net decrease in cash	(78,480)	403,764
Cash, cash equivalents and restricted cash at beginning of period	780,017	1,108,292
Cash, cash equivalents and restricted cash at end of period	$701,537	$1,512,056
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $10,658 and $9,365 at March 31, 2023 and 2022, respectively	$197,935	$179,026
Cash paid for income taxes	$3,571	$3,446
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment	$227,738	$85,791
Cash dividends declared on common stock, not yet paid	$22,203	$21,136

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of March 31, 2023, the Company owned 437 aircraft, managed 86 aircraft and had 376 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2023, and for all periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 3.    Debt Financing

The Company’s consolidated debt as of March 31, 2023 and December 31, 2022 is summarized below:

	March 31, 2023	December 31, 2022
	(in thousands)
Unsecured
Senior unsecured securities	$17,195,946	$17,095,116
Revolving credit facilities	1,673,000	1,020,000
Term financings	652,925	582,950
Total unsecured debt financing	19,521,871	18,698,066
Secured
Term financings	110,434	113,717
Export credit financing	9,982	11,646
Total secured debt financing	120,416	125,363

Total debt financing	19,642,287	18,823,429
Less: Debt discounts and issuance costs	(194,686)	(182,366)
Debt financing, net of discounts and issuance costs	$19,447,601	$18,641,063

At March 31, 2023, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All of the Company’s secured obligations as of March 31, 2023 and December 31, 2022 are recourse in nature.

Senior unsecured securities (including Medium-Term Note Program)

As of March 31, 2023, the Company had $17.2 billion in senior unsecured securities outstanding. As of December 31, 2022, the Company had $17.1 billion in senior unsecured securities outstanding.

Public unsecured bonds. During the three months ended March 31, 2023, the Company issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028.

Private placement securities. During the three months ended March 31, 2023, the Company, through a trust, issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. If the Company fails to meet its obligations under the Sukuk financing, the sole rights of each of the holders of the trust certificates will be against the Company to perform its obligations under the arrangements to which it is a party.

Syndicated unsecured revolving credit facility

As of March 31, 2023 and December 31, 2022, the Company had $1.7 billion and $1.0 billion, respectively, outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

During the first quarter of 2023, the Company entered into a new lender supplement and a commitment increase supplement, which increased the aggregate capacity of the Company’s Revolving Credit Facility by $325.0 million.

In April 2023, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2026 to May 5, 2027 and amended the total revolving commitments thereunder to approximately $7.2 billion as of May 5, 2023. As of May 1, 2023, lenders held revolving commitments totaling approximately $6.8 billion that mature on May 5, 2027, commitments totaling $320.0 million that mature on May 5, 2026, commitments totaling $32.5 million that mature on May 5, 2025 and commitments totaling $375.0 million that mature on May 5, 2023. The amended Revolving Credit Facility also decreased the SOFR credit spread adjustment applicable to the borrowings for all interest periods. Borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

Other debt financings

From time to time, the Company enters into other debt financings such as unsecured revolving credit facilities, unsecured term financings and secured term financings, including export credit. As of March 31, 2023, the outstanding balance on other debt financings was $773.3 million and the Company had pledged three aircraft as collateral with a net book value of $209.6 million. As of December 31, 2022, the outstanding balance on other debt financings was $708.3 million and the Company had pledged three aircraft as collateral with a net book value of $212.1 million.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities

Maturities of debt outstanding as of March 31, 2023 are as follows:

(in thousands)
Years ending December 31,
2023	$1,398,216
2024	2,978,506
2025	2,386,926
2026	5,137,146
2027	2,780,862
Thereafter	4,960,631
Total	$19,642,287

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the three months ended March 31, 2023:

(in thousands)
Net book value as of December 31, 2022	$24,538,385
Purchase of aircraft	1,493,650
Depreciation	(259,680)
Sale of aircraft	(22,837)
Net book value as of March 31, 2023	$25,749,518

Accumulated depreciation as of March 31, 2023	$(5,175,430)

Write-off of Russian fleet update

In response to the sanctions against certain industry sectors and parties in Russia, in March 2022, the Company terminated all of its leasing activities in Russia, including eight aircraft from its managed fleet. While the Company or the respective managed platform maintains title to the aircraft, the Company determined that it is unlikely it or they will regain possession of the aircraft detained in Russia. As such, during the three months ended March 31, 2022, the Company recognized a loss from asset write-offs of its interests in owned aircraft detained in Russia, totaling approximately $791.0 million.

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

As of May 1, 2023, 20 aircraft previously included in the Company’s owned fleet are still detained in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s ongoing demands for the return of its assets.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.    Commitments and Contingencies

Aircraft Acquisition

As of March 31, 2023, the Company had commitments to purchase 376 aircraft from Boeing and Airbus for delivery through 2029, with an estimated aggregate commitment of $24.2 billion.

The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for a majority of the aircraft in its orderbook. The Company remains in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of these delays.

	Estimated Delivery Years
Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-100/300	14	23	23	12	—	—	72
Airbus A320/321neo(1)	21	20	21	35	35	40	172
Airbus A330-900neo	5	6	—	—	—	—	11
Airbus A350-900/1000	3	3	—	—	—	—	6
Airbus A350F	—	—	—	2	2	3	7
Boeing 737-8/9 MAX	17	26	30	16	—	—	89
Boeing 787-9/10	5	4	10	—	—	—	19
Total(2)	65	82	84	65	37	43	376

(1) The Company’s Airbus A320/321neo aircraft orders include 18 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Pursuant to the Company’s purchase agreements with Boeing and Airbus, the Company agrees to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with both Boeing and Airbus.

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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $24.2 billion as of March 31, 2023, are as follows:

Years ending December 31,
2023	$4,889,889
2024	5,357,669
2025	5,081,295
2026	3,869,866
2027	2,478,928
Thereafter	2,563,357
Total	$24,241,004

The Company has made non-refundable deposits on flight equipment purchases of $1.2 billion and $1.3 billion as of March 31, 2023 and December 31, 2022, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.    Rental Income

As of March 31, 2023, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of March 31, 2023 are as follows:

Years ending December 31,
2023 (excluding the three months ended March 31, 2023)	$1,778,328
2024	2,306,856
2025	2,145,346
2026	1,918,424
2027	1,696,357
Thereafter	6,501,756
Total	$16,347,067

Note 7. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of March 31, 2023, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three months ended March 31, 2023, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. For the three months ended March 31, 2022, the Company excluded 249,781 potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. Since the Company was in a loss position for the three months ended March 31, 2022, diluted net loss per share is the same as basic net loss per share for the period as the inclusion of all potential common shares outstanding would have been anti-dilutive. The Company excluded 969,698 and 1,046,967 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2023 and 2022, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the reconciliation of basic and diluted earnings/(loss) per share:

	Three Months Ended March 31,

	2023	2022
	(in thousands, except share and per share)
Basic earnings/(loss) per share:
Numerator
Net income/(loss)	$128,720	$(468,993)
Preferred stock dividends	(10,425)	(10,425)
Net income/(loss) attributable to common stockholders	$118,295	$(479,418)
Denominator
Weighted-average shares outstanding	110,943,552	113,894,867
Basic earnings/(loss) per share	$1.07	$(4.21)
Diluted earnings/(loss) per share:
Numerator
Net income/(loss)	$128,720	$(468,993)
Preferred stock dividends	(10,425)	(10,425)
Net income/(loss) attributable to common stockholders	$118,295	$(479,418)
Denominator
Number of shares used in basic computation	110,943,552	113,894,867
Weighted-average effect of dilutive securities	256,444	—
Number of shares used in per share computation	111,199,996	113,894,867
Diluted earnings/(loss) per share	$1.06	$(4.21)

Note 8.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes which were issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of March 31, 2023, the estimated fair value of the foreign currency exchange derivative liability was $2.4 million. As of December 31, 2022, the estimated fair value of the foreign currency exchange derivative liability was $2.5 million.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2023 was $18.6 billion compared to a book value of $19.6 billion. The estimated fair value of debt financing as of December 31, 2022 was $17.5 billion compared to a book value of $18.8 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at March 31, 2023, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2023 and December 31, 2022 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.    Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had 111,015,418 and 110,892,097 Class A common shares issued and outstanding, respectively. The Company was authorized to issue 10,000,000 shares of Class B common stock, $0.01 par value at March 31, 2023 and December 31, 2022. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of March 31, 2023 or December 31, 2022.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2023 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2023	Liquidation Preference as of March 31, 2023	Issue Date	Dividend Rate in Effect at March 31, 2023	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

Note 10.     Stock-based Compensation

On May 7, 2014, the stockholders of the Company approved the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”). Upon approval of the 2014 Plan, no new awards may be granted under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2023, the number of stock options (“Stock Options”) and restricted stock units (“RSUs”) authorized under the 2014 Plan is approximately 4,054,904. The Company has issued RSUs with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

As of March 31, 2023, the Company had no outstanding Stock Options and no unrecognized compensation costs related to outstanding Stock Options. For the three months ended March 31, 2023 and 2022, there were no stock-based compensation expenses related to Stock Options.

For the three months ended March 31, 2023, the Company recorded $5.9 million of stock-based compensation expense related to RSUs. For the three months ended March 31, 2022, the Company recorded a net reversal of previously recognized stock based compensation of $2.5 million. Such net reversal was a result of reductions in the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved during the three months ended March 31, 2022.

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

During the three months ended March 31, 2023, the Company granted 680,338 RSUs of which 121,608 are TSR RSUs and 243,206 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the three months ended March 31, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	1,514,875	$45.90
Granted	680,338	$44.98
Vested	(198,437)	$45.09
Forfeited/canceled	(373,567)	$42.43
Unvested at March 31, 2023	1,623,209	$46.42
Expected to vest after March 31, 2023	1,773,653	$46.16

As of March 31, 2023, there was $57.4 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 2.24 years.

Note 11. Aircraft Under Management

As of March 31, 2023, the Company managed 86 aircraft across three aircraft management platforms. The Company managed 46 aircraft through its Thunderbolt platform, 34 aircraft through the Blackbird investment funds and six on behalf of a financial institution.

As of March 31, 2023, the Company managed 34 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of March 31, 2023, the Company's non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $65.1 million and $64.7 million as of March 31, 2023 and December 31, 2022, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of March 31, 2023, the Company managed 46 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of March 31, 2023 and December 31, 2022 and is included in Other assets on the Consolidated Balance Sheets.

During the three months ended March 31, 2022, the Company recognized asset write-offs of $11.4 million related to its investments in the managed platforms that own aircraft in Russia. The six aircraft detained in Russia were removed from the Company’s managed fleet count as of March 31, 2022. See Note 4 for additional details on the write-off of Russian fleet.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Net Investment in Sales-type Leases

As of March 31, 2023, the Company had ten A320-200 aircraft on lease to an airline with terms that meet the criteria of being classified as a sales-type lease.

Net investment in sales-type leases are included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

March 31, 2023
Future minimum lease payments to be received	$230,625
Estimated residual values of leased flight equipment	91,688
Less: Unearned income	(44,041)
Net Investment in Sales-type Leases	$278,272

As of March 31, 2023, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2023 (excluding the three months ended March 31, 2023)	$18,450
2024	24,600
2025	24,600
2026	24,600
2027	24,600
Thereafter	113,775
Total	$230,625

Note 13. Flight Equipment Held for Sale

As of March 31, 2023, the Company had six aircraft, with a carrying value of $222.5 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets. During the three months ended March 31, 2023, the Company completed the sale of two aircraft from its held for sale portfolio. The Company expects the sale of all six aircraft to be completed within the next two quarters. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2022, the Company had four aircraft, with a carrying value of $153.5 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets.

Note 14. Subsequent Events

On April 28, 2023, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series A, B and C Preferred Stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.20	June 6, 2023	July 7, 2023
Series A Preferred Stock	$0.384375	May 31, 2023	June 15, 2023
Series B Preferred Stock	$11.625	May 31, 2023	June 15, 2023
Series C Preferred Stock	$10.3125	May 31, 2023	June 15, 2023

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

First Quarter Overview

As of March 31, 2023, the net book value of our fleet was $25.7 billion, compared to $24.5 billion as of December 31, 2022. During the three months ended March 31, 2023, we purchased and took delivery of 22 aircraft from our new order pipeline and sold two aircraft, ending the period with a total of 437 aircraft in our owned aircraft portfolio. The weighted average age of our fleet was 4.5 years and the weighted average lease term remaining was 7.1 years as of March 31, 2023. Our managed fleet was comprised of 86 aircraft as of March 31, 2023 as compared to a managed fleet of 85 aircraft as of December 31, 2022. We have a globally diversified customer base comprised of 118 airlines in 63 countries as of March 31, 2023. We continue to have a strong lease utilization rate of 99.9% for the three months ended March 31, 2023.

As of March 31, 2023, we had commitments to purchase 376 aircraft from Boeing and Airbus for delivery through 2029, with an estimated aggregate commitment of $24.2 billion. We have placed approximately 93% of our committed orderbook on long-term leases for aircraft delivering through the end of 2024 and have placed 57% of our entire orderbook. We ended the first quarter of 2023 with $30.5 billion in committed minimum future rental payments, consisting of $16.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.2 billion in minimum future rental payments related to aircraft which will deliver between 2023 through 2028.

We typically finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, preferred stock issuances, and debt financings. During the three months ended March 31, 2023, we issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028. In addition, through a trust, we issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. We ended the first quarter of 2023 with an aggregate borrowing capacity under our revolving credit facility of $5.8 billion and total liquidity of $6.5 billion. As of March 31, 2023, we had total debt outstanding of $19.6 billion, of which 88.0% was at a fixed rate and 99.4% was unsecured. As of March 31, 2023, our composite cost of funds raised through debt financings was 3.42%.

Our total revenues for the quarter ended March 31, 2023 increased by 6.6% to $636.1 million, compared to the quarter ended March 31, 2022. The increase in total revenues was primarily driven by the continued growth in our fleet, partially offset by a net decrease in end of lease revenue. During the first quarter of 2023, we recognized $34.7 million in end of lease revenue from lease terminations as compared to approximately $59.6 million in end of lease revenue from the termination of our leasing activities in Russia in the prior year period.

During the three months ended March 31, 2023, we recorded net income attributable to common stockholders of $118.3 million, or $1.06 per diluted share, as compared to net loss attributable to common stockholders of $479.4 million, or a net loss of $4.21 per diluted share, for the three months ended March 31, 2022. The increase was due to the growth of our fleet and the effect of the write-off of our Russian fleet in the first quarter of 2022. The increase was partially offset by an increase in interest expense due to the increases in our composite cost of funds, aircraft transition costs and insurance expense in the current year period.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items, such as the net impact of the write-off of our Russian fleet. For the three months ended March 31, 2023, we recorded adjusted net income before income taxes of $166.8 million, or $1.50 per adjusted diluted share, compared to an adjusted net income before income taxes of $200.9 million, or $1.76 per adjusted diluted share, for the three months ended March 31, 2022. Despite the continued growth of our fleet, the decrease in our adjusted net income before income taxes for the three months ended March 31, 2023 as compared to 2022 was mainly driven by lower end of lease revenue recognized as discussed above and an increase in interest expense, aircraft transition costs and insurance expense.

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

Our Fleet

References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet or aircraft classified as net investments in sales-type leases unless the context indicates otherwise. Portfolio metrics of our fleet as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
Net book value of flight equipment subject to operating lease	$25.7	billion	$24.5	billion
Weighted-average fleet age(1)	4.5 years		4.5 years
Weighted-average remaining lease term(1)	7.1 years		7.1 years

Owned fleet	437		417
Managed fleet	86		85
Aircraft on order	376		398
Total	899		900

Current fleet contracted rentals	$16.3	billion	$15.6	billion
Committed fleet rentals	$14.2	billion	$15.8	billion
Total committed rentals	$30.5	billion	$31.4	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$8,497,227	33.0%	$7,985,317	32.5%
Asia (excluding China)	7,560,879	29.4%	7,144,188	29.1%
China	2,769,093	10.8%	2,792,022	11.4%
The Middle East and Africa	2,217,459	8.6%	2,253,342	9.3%
Central America, South America, and Mexico	2,146,706	8.3%	1,924,216	7.8%
U.S. and Canada	1,685,430	6.5%	1,557,260	6.3%
Pacific, Australia, and New Zealand	872,724	3.4%	882,040	3.6%
Total	$25,749,518	100.0%	$24,538,385	100.0%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-300	4	0.9%	4	1.0%
Airbus A319-100	1	0.2%	1	0.2%
Airbus A320-200	28	6.4%	28	6.7%
Airbus A320-200neo	23	5.3%	23	5.5%
Airbus A321-200	23	5.3%	23	5.5%
Airbus A321-200neo	84	19.2%	78	18.7%
Airbus A330-200	13	3.0%	13	3.1%
Airbus A330-300	5	1.1%	5	1.2%
Airbus A330-900neo	18	4.1%	16	3.8%
Airbus A350-900	14	3.2%	13	3.1%
Airbus A350-1000	6	1.4%	6	1.4%
Boeing 737-700	3	0.7%	4	1.0%
Boeing 737-800	81	18.5%	82	19.7%
Boeing 737-8 MAX	52	11.9%	47	11.3%
Boeing 737-9 MAX	23	5.3%	15	3.7%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	5.5%	24	5.8%
Boeing 787-9	27	6.2%	27	6.5%
Boeing 787-10	6	1.4%	6	1.4%
Embraer E190	1	0.2%	1	0.2%
Total (1)	437	100.0%	417	100.0%

(1) As of March 31, 2023 and December 31, 2022, we had six and four aircraft, respectively, classified as flight equipment held for sale.

As of March 31, 2023, we had contractual commitments to acquire a total of 376 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $24.2 billion, for delivery through 2029 as shown in the following table. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for a majority of the aircraft in our orderbook. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of these delays.

	Estimated Delivery Years
Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-100/300	14	23	23	12	—	—	72
Airbus A320/321neo(1)	21	20	21	35	35	40	172
Airbus A330-900neo	5	6	—	—	—	—	11
Airbus A350-900/1000	3	3	—	—	—	—	6
Airbus A350F	—	—	—	2	2	3	7
Boeing 737-8/9 MAX	17	26	30	16	—	—	89
Boeing 787-9/10	5	4	10	—	—	—	19
Total(2)	65	82	84	65	37	43	376

(1) Our Airbus A320/321neo aircraft orders include 18 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Boeing and Airbus, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Boeing and Airbus.

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

As a result of continued manufacturing delays as discussed above, our aircraft delivery schedule could continue to be subject to material changes and delivery delays are expected to extend beyond 2023.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of March 31, 2023, along with the lease placements of such aircraft as of May 1, 2023. As noted above, we expect delivery delays for all aircraft deliveries in our orderbook. Boeing and Airbus have expressed their desire to increase production rates on several aircraft types; however, they have yet to meaningfully increase production. At current production rates, we do not see delivery delays improving in the near term and have been advised delays could extend through 2028. We remain in discussions with Boeing and Airbus to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2023	65	65	100.0%
2024	72	82	87.8%
2025	43	84	51.2%
2026	19	65	29.2%
2027	14	37	37.8%
Thereafter	1	43	2.3%
Total	214	376

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of March 31, 2023, we had a globally diversified customer base of 118 airlines in 63 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development. Passenger traffic has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the middle class and the ease and affordability of air travel and we expect this trend to continue. Global air travel continues to recover following the impact of the COVID-19 pandemic. The International Air Transport Association (“IATA”) reported that total passenger traffic was up 56% during the month of February 2023 relative to the prior year period, benefiting from an acceleration in international traffic and strong continued expansion of domestic traffic globally. International traffic rose 90% in the month of February relative to the prior year, benefiting from the relaxation of international travel restrictions in a number of countries. According to IATA, a number of international routes and domestic markets are now either near or exceeding 2019 traffic levels. In January 2023, international travel restrictions in China were lifted, which should further bolster global international traffic volumes this year and beyond. Global domestic traffic rose 25% during the month of February 2023 as compared to the prior year, with most major markets experiencing double-digit percentage increases compared to 2022. Additionally, IATA has previously reported that it expects global passenger departures to return to 2019 levels by 2024.

As global air traffic recovers from the pandemic and continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel-efficient aircraft and many airlines will look to lessors for these new aircraft. In addition, both Boeing and Airbus have had ongoing delivery delays which have been further compounded by engine manufacturer delays due to shorter on-wing engine life of most new technology engines. These delays have impacted and may continue to impact the ability of Boeing and Airbus to meet their contractual delivery obligations to us. We expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future. The increased demand for our aircraft, combined with rising interest rates and inflation, has been serving to increase lease rates. While lease rate increases currently lag behind the increases seen in interest rates, we believe that over time lease rates will catch up with interest rate increases. Lease rates can be influenced by several factors including impacts of changes in the competitive landscape of the aircraft leasing industry, supply chain disruptions, evolving international trade matters, epidemic diseases and geopolitical events and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the tightening of credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

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

Liquidity and Capital Resources

Overview

We ended the first quarter of 2023 with available liquidity of $6.5 billion which is comprised of unrestricted cash of $0.7 billion and undrawn balances under our unsecured revolving credit facility of $5.8 billion. We finance the purchase of aircraft and our business operations using available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt from public bond offerings. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through the Export-Import Bank of the United States and other export credit agencies for future aircraft deliveries. We have also issued preferred stock with a total aggregate stated value of $850.0 million. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, secured financings and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next twelve months and potentially beyond.

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

We ended the first quarter of 2023 with total debt outstanding of $19.6 billion, of which 88.0% was at a fixed rate and 99.4% was unsecured, compared to total debt outstanding of $18.8 billion as of December 31, 2022, of which 91.3% was at a fixed rate and 99.3% was unsecured. As of March 31, 2023, our composite cost of funds raised through debt financings was 3.42%, compared to 3.07% as of December 31, 2022.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available borrowings under our unsecured revolving credit facility and general ability to access the capital markets for opportunistic bond offerings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the first quarter of 2023 with $0.7 billion in unrestricted cash.
•Lease cash flows: We ended the first quarter of 2023 with $30.5 billion in committed minimum future rental payments comprised of $16.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.2 billion in minimum future rental payments related to aircraft which will deliver between 2023 through 2028. These rental payments are a primary driver of our short and long-term operating cash flow. As of March 31, 2023, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.4 billion. For further detail on our minimum future rentals for the remainder of 2023 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: After giving effect to the amendment signed in April 2023, our $7.2 billion revolving credit facility is syndicated across 49 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2027, although we expect to refinance this facility in advance of this date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of March 31, 2023, we had $1.7 billion outstanding under our unsecured revolving credit facility.
•Senior unsecured securities: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured bonds, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. In the first quarter of 2023, we issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028 and, through a trust, issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. We expect to have continued access to the investment grade bond market and other unsecured securities in the future, although we anticipate that interest rates for issuances in the near term will continue to increase compared to those available in recent years.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We continue to expect to sell approximately $1.0 billion to $2.0 billion in aircraft for 2023 and have seen robust demand in the secondary market to support this aircraft sales program.
•Other sources: In addition to the above, we generate liquidity through other sources of debt financing (including unsecured and secured bank term loans, export credit and private placements), issuances of preferred stock and cash received from security deposits and maintenance reserves from our lease agreements.

We experienced a low interest rate environment for many years prior to 2022. However, interest rates began to increase in 2022 due to tightening monetary policies of the U.S. and other countries due to inflation concerns, and we expect interest rates to remain elevated in 2023 and beyond. A higher interest rate environment may adversely affect our businesses through increased borrowing costs, although this impact may be offset in whole or in part by a corresponding increase in our lease rates on new leases and overall demand for aircraft from our airline customers. Historically there has been a lag between a rise in interest rates and a corresponding increase in lease rates which is currently the case, although we expect lease rates will catch up with interest rate increases over time. Currently, the increased demand for our aircraft, combined with rising interest rates and inflation, has been serving to increase lease rates and we expect lease rates to continue to increase in 2023.

As of March 31, 2023, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our material cash requirements as of March 31, 2023, are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt obligations	$1,398,216	$2,978,506	$2,386,926	$5,137,146	$2,780,862	$4,960,631	$19,642,287
Interest payments on debt outstanding(1)	487,886	643,980	567,319	404,536	284,342	318,569	2,706,632
Purchase commitments(2)	4,889,889	5,357,669	5,081,295	3,869,866	2,478,928	2,563,357	24,241,004
Total	$6,775,991	$8,980,155	$8,035,540	$9,411,548	$5,544,132	$7,842,557	$46,589,923

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2023.
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

Cash Flows

Our cash flows provided by operating activities increased by 36.8% or $93.8 million, to $348.5 million for the three months ended March 31, 2023 as compared to $254.7 million for the three months ended March 31, 2022. Our cash flow provided by operating activities during the three months ended March 31, 2023 increased primarily due to the continued growth of our fleet and an increase in our cash collections as compared to the three months ended March 31, 2022. Our cash flows used in investing activities was $1.3 billion for the three months ended March 31, 2023 and $0.6 billion for the three months ended March 31, 2022, which resulted primarily from the purchase of aircraft. Our cash flow provided by financing activities was $846.4 million for the three months ended March 31, 2023 as compared to $769.6 million for the three months ended March 31, 2022. The increase is primarily due to the issuance of debt, net of debt repayments, related in part to the acquisition of aircraft investments.

Debt

Our debt financing at March 31, 2023 and December 31, 2022 is summarized below:

	March 31, 2023	December 31, 2022
	( in thousands, except percentages)
Unsecured
Senior unsecured securities	$17,195,946	$17,095,116
Revolving credit facilities	1,673,000	1,020,000
Term financings	652,925	582,950
Total unsecured debt financing	19,521,871	18,698,066
Secured
Term financings	110,434	113,717
Export credit financing	9,982	11,646
Total secured debt financing	120,416	125,363

Total debt financing	19,642,287	18,823,429
Less: Debt discounts and issuance costs	(194,686)	(182,366)
Debt financing, net of discounts and issuance costs	$19,447,601	$18,641,063
Selected interest rates and ratios:
Composite interest rate(1)	3.42%	3.07%
Composite interest rate on fixed-rate debt(1)	3.20%	2.98%
Percentage of total debt at a fixed-rate	88.0%	91.34%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of March 31, 2023, we had $17.2 billion in senior unsecured securities outstanding. As of December 31, 2022, we had $17.1 billion in senior unsecured securities outstanding.

Public unsecured bonds. During the three months ended March 31, 2023, we issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028.

Private placement securities. During the three months ended March 31, 2023, through a trust, we issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. If we fail to meet our obligations under the Sukuk financing, the sole rights of each of the holders of the trust certificates will be against us to perform our obligations under the agreements to which we are a party.

Syndicated unsecured revolving credit facility

As of March 31, 2023 and December 31, 2022, we had $1.7 billion and $1.0 billion, respectively, outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

During the first quarter of 2023, we entered into a new lender supplement and a commitment increase supplement, which increased the aggregate capacity of our Revolving Credit Facility by $325.0 million.

In April 2023, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2026 to May 5, 2027 and amended the total revolving commitments thereunder to approximately $7.2 billion as of May 5, 2023. As of May 1, 2023, lenders held revolving commitments totaling approximately $6.8 billion that mature on May 5, 2027, commitments totaling $320.0 million that mature on May 5, 2026, commitments totaling $32.5 million that mature on May 5, 2025 and commitments totaling $375.0 million that mature on May 5, 2023. The amended Revolving Credit Facility also decreased the SOFR credit spread adjustment applicable to borrowings for all interest periods. Borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes to our credit ratings.

The Revolving Credit Facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness in an aggregate amount over $250.0 million, and our subsidiaries’ abilities to engage in certain mergers, consolidations, and asset sales. The Revolving Credit Facility also requires us to comply with certain financial maintenance covenants including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. In addition, the Revolving Credit Facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the Revolving Credit Facility and require immediate repayment of all outstanding borrowings.

Other debt financings

From time to time, we enter into other debt financings such as unsecured revolving credit facilities, unsecured term financings and secured term financings, including export credit. As of March 31, 2023, the outstanding balance on other debt financings was $773.3 million and we had pledged three aircraft as collateral with a net book value of $209.6 million. As of December 31, 2022, the outstanding balance on other debt financings was $708.3 million and we had pledged three aircraft as collateral with a net book value of $212.1 million.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of March 31, 2023 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2023	Liquidation Preference as of March 31, 2023	Issue Date	Dividend Rate in Effect at March 31, 2023	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M LIBOR plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

For more information regarding our preferred stock issued and outstanding, see Note 5 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes the quarterly cash dividends that we paid during the three months ended March 31, 2023 on our outstanding Series A, Series B and Series C Preferred Stock:

Payment Date
Title of each class	March 15, 2023
(in thousands)
Series A Preferred Stock	$3,844
Series B Preferred Stock	$3,487
Series C Preferred Stock	$3,094

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

As of March 31, 2023, we had approximately $73.5 million of floating rate debt outstanding that used three-month LIBOR as the applicable reference rate to calculate the interest on such debt, of which $71.5 million is set to mature after June 30, 2023 and for which an amendment is in progress for transitioning from LIBOR. Additionally, our perpetual Series A Preferred Stock is set to accrue dividends at a floating rate determined by reference to three-month LIBOR, if available, beginning March 15, 2024. While all of our agreements governing LIBOR-linked debt obligations and Series A Preferred Stock obligations that are set to mature after June 30, 2023 contain LIBOR transition fallback provisions, the lack of a standard market practice and inconsistency in fallback provisions in recent years is reflected across the agreements governing our floating rate debt and Series A Preferred Stock. For our Series A Preferred Stock, if we determine there is no such alternative reference rate as of March 15, 2024, then we must select an independent financial advisor to determine a substitute rate for LIBOR, and if an independent financial advisor cannot determine an alternative reference rate, the dividend rate, business day convention and manner of calculating dividends applicable during the fixed-rate period of the Series A Preferred Stock will be in effect.

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

Credit Ratings

In 2023, Kroll Bond Ratings and Standard and Poor’s reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 24, 2023
Standard and Poor's	BBB	BBB	Stable	April 25, 2023
Fitch Ratings	BBB	BBB	Stable	December 19, 2022

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Revenues
Rental of flight equipment	$617,773	$566,554
Aircraft sales, trading and other	18,369	30,107
Total revenues	636,142	596,661

Expenses
Interest	151,613	117,277
Amortization of debt discounts and issuance costs	13,073	13,198
Interest expense	164,686	130,475
Depreciation of flight equipment	259,680	235,308
Write-off of Russian fleet	—	802,352
Selling, general and administrative	47,614	32,762
Stock-based compensation expense	5,896	(2,523)
Total expenses	477,876	1,198,374
Income/(loss) before taxes	158,266	(601,713)
Income tax (expense)/benefit	(29,546)	132,720
Net income/(loss)	$128,720	$(468,993)
Preferred stock dividends	(10,425)	(10,425)
Net income/(loss) attributable to common stockholders	$118,295	$(479,418)

Earnings/(Loss) per share of common stock:
Basic	$1.07	$(4.21)
Diluted	$1.06	$(4.21)

Other financial data
Pre-tax margin	24.9%	(100.8)%
Pre-tax return on common equity (trailing twelve months)	10.2%	(3.5)%
Adjusted net income before income taxes(1)	$166,810	$200,889
Adjusted diluted earnings per share before income taxes(1)	$1.50	$1.76
Adjusted pre-tax margin(1)	26.2%	33.7%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	11.0%	11.8%
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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$118,295	$(479,418)
Amortization of debt discounts and issuance costs	13,073	13,198
Write-off of Russian fleet	—	802,352
Stock-based compensation expense	5,896	(2,523)
Income tax expense/(benefit)	29,546	(132,720)
Adjusted net income before income taxes	$166,810	$200,889

Denominator for adjusted pre-tax margin:
Total revenues	$636,142	$596,661
Adjusted pre-tax margin(a)	26.2%	33.7%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$118,295	$(479,418)
Amortization of debt discounts and issuance costs	13,073	13,198
Write-off of Russian fleet	—	802,352
Stock-based compensation expense	5,896	(2,523)
Income tax expense/(benefit)	29,546	(132,720)
Adjusted net income before income taxes	$166,810	$200,889

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,199,996	113,894,867
Potentially dilutive securities, whose effect would have been anti-dilutive	—	249,781
Adjusted weighted-average diluted common shares outstanding	111,199,996	114,144,648
Adjusted diluted earnings per share before income taxes(b)	$1.50	$1.76

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by adjusted weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months March 31,
	2023	2022
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$458,989	$(151,507)
Amortization of debt discounts and issuance costs	53,130	51,793
(Recovery)/write-off of Russian fleet	(30,877)	802,352
Stock-based compensation expense	24,022	18,585
Income tax expense/(benefit)	120,524	(47,773)
Adjusted net income before income taxes	$625,788	$673,450

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$5,519,585	$5,878,212
Common shareholders' equity as of end of the period	$5,894,586	$5,519,585
Average common shareholders' equity	$5,707,086	$5,698,899

Adjusted pre-tax return on common equity(c)	11.0%	11.8%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

Rental revenue

During the three months ended March 31, 2023, we recorded $617.8 million in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $21.1 million as compared to $566.6 million, which included overhaul revenue, net of amortization expense related to initial direct costs of $39.7 million for the three months ended March 31, 2022. Our owned fleet increased to 437 aircraft with a net book value of $25.7 billion as of March 31, 2023 from 370 aircraft with a net book value of $22.3 billion as of March 31, 2022. The increase in rental revenues was primarily driven by the continued growth in our fleet partially offset by a net decrease in end of lease revenue. During the first quarter of 2023, we recognized $33.5 million in end of lease revenue from lease terminations as compared to approximately $41.7 million in end of lease revenue from the termination of our leasing activities in Russia in the prior year period.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $18.4 million for the three months ended March 31, 2023 compared to $30.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, we recorded $1.1 million in forfeiture of security deposit income. In addition, we recorded $8.8 million in gains from the sale of two aircraft from our owned fleet during the first quarter of 2023. For the three months ended March 31, 2022, we recorded $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia. In addition, we recorded $4.4 million in gains from three sales-type lease transactions during the first quarter of 2022.

Interest expense

Interest expense totaled $164.7 million for the three months ended March 31, 2023 compared to $130.5 million for the three months ended March 31, 2022. Our interest expense increased due to an increase in our average debt balance, which tracked the growth of our fleet, and an increase in our composite cost of funds as compared to the prior year. Due to the rising interest rate environment, we expect our interest expense will continue to increase as our average debt balance outstanding and our composite cost of funds each increase in the future.

Depreciation expense

We recorded $259.7 million in depreciation expense of flight equipment for the three months ended March 31, 2023 compared to $235.3 million for the three months ended March 31, 2022. The increase in depreciation expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to the growth of our fleet . We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Write-off of Russian fleet

As further described above under “Impact of Russia-Ukraine Conflict” in March 2022 we terminated all of our leasing activities in Russia. As of May 1, 2023, 20 aircraft in our owned fleet and six aircraft in our managed fleet remain in Russia. While we or the respective managed platform maintain title to the 26 aircraft, we determined that it is unlikely we or they will regain possession of the aircraft that have not been returned and that were detained in Russia. As such, during the three months ended March 31, 2022, we recorded a write-off of our interests in our owned and managed fleet that were detained in Russia, totaling approximately $802.4 million.

Stock-based compensation

We recorded stock-based compensation expense of $5.9 million for the three months ended March 31, 2023 compared to a net reversal of stock-based compensation expense of $2.5 million for the three months ended March 31, 2022. The increase in stock-based compensation relates to reductions in the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved during the three months ended March 31, 2022.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $47.6 million for the three months ended March 31, 2023 compared to $32.8 million for the three months ended March 31, 2022. The increase in selling, general and administrative expenses was primarily due to the increase in business activity, increased expenses related to insurance premiums and the transition of aircraft. In June 2022, we renewed our aviation insurance policies which resulted in an increase of approximately $4.0 million in insurance expense for the three months ended March 31, 2023 as compared to the prior year period. We also had approximately $6.0 million of non-recurring expenses associated with our end of lease revenue recognized for the three months ended March 31, 2023. We expect an increase in selling, general and administrative expenses due to higher inflation, increased aviation insurance premiums, and increased business activity. Selling, general and administrative expenses as a percentage of total revenue increased to 7.5% for the three months ended March 31, 2023 compared to 5.5% for the three months ended March 31, 2022.

Taxes

Our effective tax rate for the first quarter of 2023 decreased to 18.7% from 22.1% in the prior year period. The decrease is a result of changes in permanent items related to the write-off of our Russian fleet in 2022.

Net income attributable to common stockholders

For the three months ended March 31, 2023, we reported consolidated net income attributable to common stockholders of $118.3 million, or $1.06 per diluted share, compared to a consolidated net loss attributable to common stockholders of $479.4 million, or net loss of $4.21 per diluted share, for the three months ended March 31, 2022. The increase was due to the growth of our fleet and the effect of the write-off of our Russian fleet in the first quarter of 2022. The increase was partially offset by an increase in interest expense due to the increases in our composite cost of funds, aircraft transition costs and insurance expense in the current year period.

Adjusted net income before income taxes

For the three months ended March 31, 2023, we recorded adjusted net income before income taxes of $166.8 million, or $1.50 per adjusted diluted share, compared to an adjusted net income before income taxes of $200.9 million, or $1.76 per adjusted diluted share, for the three months ended March 31, 2022. Despite the continued growth of our fleet, the decrease in our adjusted net income before income taxes for the three months ended March 31, 2023 as compared to 2022 was mainly driven by lower end of lease revenue recognized as discussed above and an increase in interest expense, aircraft transition costs and insurance expense.

Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See Note 1 under the “Results of Operations” table above for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income attributable to common stockholders.

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2022. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. Although we continued to reduce our floating-rate debt balances prior to 2022, we have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our

Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, we had $2.4 billion and $1.6 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate or be reset to a new fixed rate based on the then-applicable floating rate, after five years from initial issuance. If interest rates continue to increase, as they have since 2022, we would be obligated to make higher interest payments to our lenders, and eventually, higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $23.5 million and $16.3 million as of March 31, 2023 and December 31, 2022, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.2% of our lease revenues were denominated in foreign currency as of March 31, 2023 and December 31, 2022, respectively. Approximately 1.5% and 1.6% of our debt obligations were denominated in foreign currency as of March 31, 2023 and December 31, 2022, respectively; however, the exposure of such debt has been effectively hedged as described below. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the three months ended March 31, 2023, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers on our aviation insurance policies (collectively, the “Insurers”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California seeking recovery of actual damages (subject to proof at trial) and declaratory relief against the Insurers for breach of contract and breach of the covenant of good faith and fair dealing in connection with the Plaintiff’s previously submitted insurance claims. We do not believe this matter will have a material adverse effect on our results of operations, financial condition or cash flow, as we have already recorded a write-off of our entire interest in our owned and managed aircraft detained in Russia and any recovery in this lawsuit would be recorded as a gain in our financial statements. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Russia-Ukraine Conflict” for more information on aircraft that remain detained in Russia.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021

4.2	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	New Lender Supplement, dated January 3, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.37	February 16, 2023

10.2
Commitment Increase Supplement, dated March 30, 2023, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith

10.3	Eighth Amendment and Extension Agreement, dated April 25, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 26, 2023

10.4§	Employment Agreement between ALC Aircraft Limited and Steven F. Udvar-Házy, dated February 14, 2023.	10-K	001-35121	10.212	February 16, 2023

10.5§	Employment Agreement between ALC Aircraft Limited and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.213	February 16, 2023

10.6§	Letter Agreement between Air Lease Corporation and Steven F. Udvar-Házy, dated February 14, 2023.	10-K	001-35121	10.214	February 16, 2023

10.7§	Letter Agreement between Air Lease Corporation and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.215	February 16, 2023

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

§ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 1, 2023	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

May 1, 2023	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)