Form 10-Q
period 2023-09-30
AIR LEASE CORP
filed 2023-11-06
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 2, 2023, there were 111,027,252 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended September 30, 2023

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital and debt markets, the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, the impact of the Israel Hamas conflict, aircraft and engine delivery delays and manufacturing flaws, our aircraft sales pipeline and expectations, the impact of inflation, rising interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

•our inability to obtain additional capital on favorable terms, or at all, to acquire aircraft, service our debt obligations and refinance maturing debt obligations;
•increases in our cost of borrowing or changes in interest rates;
•our inability to generate sufficient returns on our aircraft investments through strategic acquisition and profitable leasing;
•the failure of an aircraft or engine manufacturer to meet its delivery obligations to us, including or as a result of manufacturing flaws and technical or other difficulties with aircraft or engines before or after delivery;
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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$512,084	$766,418
Restricted cash	3,650	13,599
Flight equipment subject to operating leases	30,961,069	29,466,888
Less accumulated depreciation	(5,365,755)	(4,928,503)
	25,595,314	24,538,385
Deposits on flight equipment purchases	1,173,382	1,344,973
Other assets	2,387,795	1,733,330
Total assets	$29,672,225	$28,396,705
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$1,400,890	$696,899
Debt financing, net of discounts and issuance costs	18,645,843	18,641,063
Security deposits and maintenance reserves on flight equipment leases	1,461,012	1,293,929
Rentals received in advance	141,484	147,654
Deferred tax liability	1,061,943	970,797
Total liabilities	$22,711,172	$21,750,342
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$106	$106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,027,252 and 110,892,097 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,110	1,109
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,275,949	3,255,973
Retained earnings	3,682,503	3,386,820
Accumulated other comprehensive income	1,385	2,355
Total shareholders’ equity	$6,961,053	$6,646,363
Total liabilities and shareholders’ equity	$29,672,225	$28,396,705

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Revenues
Rental of flight equipment	$604,027	$541,397	$1,833,533	$1,653,223
Aircraft sales, trading and other	55,337	19,937	134,876	62,469
Total revenues	659,364	561,334	1,968,409	1,715,692

Expenses
Interest	161,769	122,348	485,555	358,621
Amortization of debt discounts and issuance costs	13,695	13,162	40,414	39,772
Interest expense	175,464	135,510	525,969	398,393
Depreciation of flight equipment	267,393	242,503	795,659	713,095
Write-off of Russian fleet	—	—	—	802,352
Selling, general and administrative	42,770	39,718	136,216	110,993
Stock-based compensation expense	8,719	5,764	23,330	9,799
Total expenses	494,346	423,495	1,481,174	2,034,632
Income/(loss) before taxes	165,018	137,839	487,235	(318,940)
Income tax (expense)/benefit	(32,568)	(27,458)	(93,664)	76,606
Net income/(loss)	$132,450	$110,381	$393,571	$(242,334)
Preferred stock dividends	(10,425)	(10,425)	(31,275)	(31,275)
Net income/(loss) attributable to common stockholders	$122,025	$99,956	$362,296	$(273,609)

Other comprehensive income/(loss):
Foreign currency translation adjustment	$7,453	$21,481	$500	$27,811
Change in fair value of hedged transactions	(7,629)	(17,063)	(1,733)	(21,774)
Total tax benefit/(expense) on other comprehensive income/loss	37	(946)	263	(1,292)
Other comprehensive income/(loss), net of tax	(139)	3,472	(970)	4,745
Total comprehensive income/(loss) attributable for common stockholders	$121,886	$103,428	$361,326	$(268,864)

Earnings/(loss) per share of common stock:
Basic	$1.10	$0.90	$3.26	$(2.45)
Diluted	$1.10	$0.90	$3.25	$(2.45)
Weighted-average shares of common stock outstanding
Basic	111,027,252	110,892,097	110,997,619	111,874,002
Diluted	111,346,799	111,090,133	111,383,257	111,874,002

Dividends declared per share of common stock	$0.20	$0.185	$0.60	$0.555

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	198,437	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	5,896	—	—	5,896
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,203)	—	(22,203)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(536)	(536)
Tax withholdings on stock based-compensation	—	—	(75,116)	—	—	—	(3,230)	—	—	(3,230)
Net income	—	—	—	—	—	—	—	128,720	—	128,720
Balance at March 31, 2023	10,600,000	$106	111,015,418	$1,110	—	$—	$3,258,639	$3,482,912	$1,819	$6,744,586
Issuance of common stock upon vesting of restricted stock units	—	—	14,962	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,715	—	—	8,715
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,205)	—	(22,205)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(295)	(295)
Tax withholdings on stock based-compensation	—	—	(3,128)	—	—	—	(124)	—	—	(124)
Net income	—	—	—	—	—	—	—	132,401	—	132,401
Balance at June 30, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,267,230	$3,582,683	$1,524	$6,852,653
Stock-based compensation expense	—	—	—	—	—	—	8,719	—	—	8,719
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,205)	—	(22,205)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(139)	(139)
Net income	—	—	—	—	—	—	—	132,450	—	132,450
Balance at September 30, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,275,949	$3,682,503	$1,385	$6,961,053

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	$7,008,568
Issuance of common stock upon vesting of restricted stock units	—	—	477,656	5	—	—	(3)	—	—	2
Common stock repurchased	—	—	(2,959,458)	(30)	—	—	(129,519)	—	—	(129,549)
Stock-based compensation expense	—	—	—	—	—	—	(2,523)	—	—	(2,523)
Cash dividends (declared $0.185 per share of Class A common stock)	—	—	—	—	—	—	—	(21,136)	—	(21,136)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	1,738	1,738
Tax withholdings on stock-based compensation	—	—	(188,093)	(2)	—	—	(8,095)	—	—	(8,097)
Net loss	—	—	—	—	—	—	—	(468,993)	—	(468,993)
Balance at March 31, 2022	10,600,000	$106	111,317,259	$1,113	—	$—	$3,259,105	$3,109,331	$(70)	$6,369,585
Issuance of common stock upon vesting of restricted stock units	—	—	59,603	—	—	—	—	—	—	—
Common stock repurchased	—	—	(461,416)	(4)	—	—	(20,450)	—	—	(20,454)
Stock-based compensation expense	—	—	—	—	—	—	6,558	—	—	6,558
Cash dividends (declared $0.185 per share of Class A common stock)	—	—	—	—	—	—	—	(20,511)	—	(20,511)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(465)	(465)
Tax withholdings on stock-based compensation	—	—	(23,349)	—	—	—	(931)	—	—	(931)
Net income	—	—	—	—	—	—	—	116,277	—	116,277
Balance at June 30, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,244,282	$3,194,672	$(535)	$6,439,634
Stock-based compensation expense	—	—	—	—	—	—	5,764	—	—	5,764
Cash dividends (declared $0.185 per share of Class A common stock)	—	—	—	—	—	—	—	(20,515)	—	(20,515)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	3,472	3,472
Tax withholdings on stock-based compensation	—	—	—	—	—	—	123	—	—	123
Net income	—	—	—	—	—	—	—	110,381	—	110,381
Balance at September 30, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,250,169	$3,274,113	$2,937	$6,528,434

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Operating Activities
Net income/(loss)	$393,571	$(242,334)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of flight equipment	795,659	713,095
Write-off of Russian fleet	—	802,352
Stock-based compensation expense	23,330	9,799
Deferred taxes	91,410	(78,035)
Amortization of discounts and debt issuance costs	40,414	39,772
Amortization of prepaid lease costs	54,962	34,734
Gain on aircraft sales, trading and other activity	(147,174)	(85,616)
Changes in operating assets and liabilities:
Other assets	40,496	(243,109)
Accrued interest and other payables	(6,380)	(8,354)
Rentals received in advance	(3,982)	16,259
Net cash provided by operating activities	1,282,306	958,563
Investing Activities
Acquisition of flight equipment under operating lease	(2,782,507)	(2,166,317)
Payments for deposits on flight equipment purchases	(249,231)	(428,424)
Proceeds from aircraft sales, trading and other activity	1,568,420	42,043
Acquisition of aircraft furnishings, equipment and other assets	(205,368)	(162,897)
Net cash used in investing activities	(1,668,686)	(2,715,595)
Financing Activities
Cash dividends paid on Class A common stock	(66,587)	(62,738)
Common shares repurchased	—	(150,000)
Cash dividends paid on preferred stock	(31,275)	(31,275)
Tax withholdings on stock-based compensation	(3,354)	(8,903)
Net change in unsecured revolving facility	758,000	1,570,000
Proceeds from debt financings	1,783,973	1,497,615
Payments in reduction of debt financings	(2,566,518)	(1,327,146)
Debt issuance costs	(10,590)	(5,855)
Security deposits and maintenance reserve receipts	269,171	308,637
Security deposits and maintenance reserve disbursements	(10,723)	(24,627)
Net cash provided by financing activities	122,097	1,765,708
Net (decrease)/increase in cash	(264,283)	8,676
Cash, cash equivalents and restricted cash at beginning of period	780,017	1,108,292
Cash, cash equivalents and restricted cash at end of period	$515,734	$1,116,968
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $31,708 and $29,335 at September 30, 2023 and 2022, respectively	$532,922	$442,461
Cash paid for income taxes	$6,250	$5,808
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$620,280	$596,021
Cash dividends declared on Class A common stock, not yet paid	$22,205	$20,515

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of September 30, 2023, the Company owned 448 aircraft, managed 79 aircraft and had 351 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2023, and for all periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, potential for alternative use of aircraft and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test and the aircraft's carrying amount falls below estimated values from third-party industry sources, the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. The

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s Fair Value Policy is described in the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 3.    Debt Financing

The Company’s consolidated debt as of September 30, 2023 and December 31, 2022 is summarized below:

	September 30, 2023	December 31, 2022
	(in thousands)
Unsecured
Senior unsecured securities	$15,944,616	$17,095,116
Revolving credit facility	1,778,000	1,020,000
Term financings	798,350	582,950
Total unsecured debt financing	18,520,966	18,698,066
Secured
Export credit financing	208,514	11,646
Term financings	103,812	113,717
Total secured debt financing	312,326	125,363

Total debt financing	18,833,292	18,823,429
Less: Debt discounts and issuance costs	(187,449)	(182,366)
Debt financing, net of discounts and issuance costs	$18,645,843	$18,641,063

As of September 30, 2023, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and interest coverage ratio.

All of the Company’s secured obligations as of September 30, 2023 and December 31, 2022 are recourse in nature.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2023, the Company had $15.9 billion in senior unsecured securities outstanding. As of December 31, 2022, the Company had $17.1 billion in senior unsecured securities outstanding.

Public unsecured bonds. During the nine months ended September 30, 2023, the Company issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028.

Private placement securities. During the nine months ended September 30, 2023, the Company, through a trust, issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. If the Company fails to meet its obligations under the Sukuk financing, the sole rights of each of the holders of the trust certificates will be against the Company to perform its obligations under the arrangements to which it is a party.

Syndicated unsecured revolving credit facility

As of September 30, 2023 and December 31, 2022, the Company had $1.8 billion and $1.0 billion, respectively, outstanding under its syndicated unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2023, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2026 to May 5, 2027 and amended the total revolving commitments thereunder to approximately $7.2 billion as of May 5, 2023. The amended Revolving Credit Facility also decreased the SOFR credit spread adjustment applicable to borrowings for all interest periods. As of September 30, 2023, borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

As of November 6, 2023, lenders held revolving commitments totaling approximately $6.8 billion that mature on May 5, 2027, commitments totaling $320.0 million that mature on May 5, 2026, and commitments totaling $32.5 million that mature on May 5, 2025. In October 2023, the Company increased the aggregate facility capacity by an additional $25.0 million.

Unsecured term financings

In May 2023, the Company entered into a $650.0 million term loan. In July 2023 and October 2023, the Company entered into new lender supplements to increase the aggregate term loan capacity by an additional $100.0 million. Under the terms of the loan agreement, the Company had the ability to set the funding date of the loan, subject to an outside funding date of November 1, 2023. As of November 6, 2023, the Company had $750.0 million in borrowings outstanding under the term loan. The term loan bears interest at a floating rate of Term SOFR plus a credit spread adjustment of 0.10% plus 1.4% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility.

In addition, during the three months ended September 30, 2023, the Company entered into a $150.0 million unsecured term financing with a one-year maturity bearing interest at a floating rate of one-month SOFR plus a credit spread adjustment of 0.10% plus 1.25%.

As of September 30, 2023 and December 31, 2022, the outstanding balance on the Company’s unsecured term financings was $798.4 million and $583.0 million, respectively.

Secured debt financings

In June 2023 and August 2023, the Company issued $112.2 million in secured notes due 2034 and $101.7 million in secured notes due 2035, respectively, both of which are amortized over the term of the notes and are guaranteed by United Kingdom Export Finance (“UKEF”), the UK government’s export credit agency. Each tranche of the notes bears interest at a floating rate of three-month SOFR plus 0.42%. The Company pledged two aircraft as collateral in connection with these transactions.

As of September 30, 2023, the Company had an outstanding balance of $312.3 million in secured debt financings and pledged four aircraft as collateral with a net book value of $450.5 million. As of December 31, 2022, the Company had an outstanding balance of $125.4 million in secured debt financings and pledged three aircraft as collateral with a net book value of $212.1 million.

Maturities

Maturities of debt outstanding as of September 30, 2023 are as follows (in thousands):

Years ending December 31,
2023	$26,820
2024	3,102,525
2025	2,424,455
2026	3,708,533
2027	4,467,478
Thereafter	5,103,481
Total	$18,833,292

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the nine months ended September 30, 2023:

(in thousands)
Net book value as of December 31, 2022	$24,538,385
Purchase of aircraft	3,429,479
Depreciation	(795,659)
Sale of aircraft	(906,992)
Transferred to Held for Sale	(669,899)
Net book value as of September 30, 2023	$25,595,314

Accumulated depreciation as of September 30, 2023	$(5,365,755)

Update on Write-off of Russian fleet

In response to the sanctions against certain industry sectors and parties in Russia, in March 2022, the Company terminated all of its leasing activities in Russia, including eight aircraft from its managed fleet. While the Company or the respective managed platform maintains title to the aircraft, the Company determined that it is unlikely it or they will regain possession of the aircraft detained in Russia. As such, during the three months ended March 31, 2022, the Company recognized a loss from asset write-offs of its interests in owned aircraft detained in Russia, totaling approximately $791.0 million. In October 2022, one Boeing 737-8 MAX aircraft previously detained in Russia was returned to the Company. At this time, the Company does not anticipate the return of any other aircraft detained in Russia.

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

As of November 6, 2023, 20 aircraft previously included in the Company’s owned fleet are still detained in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s ongoing demands for the return of its assets.

Note 5.    Commitments and Contingencies

Aircraft Acquisition

As of September 30, 2023, the Company had commitments to purchase 351 aircraft from Airbus and Boeing for delivery through 2028, with ongoing delays that could extend through 2029, with an estimated aggregate commitment of $22.6 billion.

The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for a majority of the aircraft in its orderbook. The Company remains in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, the Company is not currently able to determine the full impact of these delays.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Estimated Delivery Years
Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-100/300	6	19	10	18	14	—	67
Airbus A320/321neo(1)	10	20	13	40	40	38	161
Airbus A330-900neo	2	6	—	—	—	—	8
Airbus A350-900/1000	—	4	—	—	—	—	4
Airbus A350F	—	—	—	—	4	3	7
Boeing 737-8/9 MAX	6	32	30	16	—	—	84
Boeing 787-9/10	—	10	9	1	—	—	20
Total(2)	24	91	62	75	58	41	351

(1) The Company’s Airbus A320/321neo aircraft orders include 12 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Pursuant to the Company’s purchase agreements with Airbus and Boeing, the Company agrees to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with both Airbus and Boeing.

The aircraft purchase commitments discussed above could also be impacted by cancellations. The Company’s purchase agreements with Airbus and Boeing generally provide each of the Company and the manufacturers with cancellation rights for delivery delays starting at one year after the original contractual delivery date, regardless of cause. In addition, the Company’s lease agreements generally provide each of the Company and the lessee with cancellation rights related to certain aircraft delivery delays that typically parallel the cancellation rights in the Company’s purchase agreements.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $22.6 billion as of September 30, 2023, are as follows (in thousands):

Years ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$1,660,591
2024	6,516,990
2025	4,306,517
2026	4,200,731
2027	3,459,362
Thereafter	2,479,725
Total	$22,623,916

The Company has made non-refundable deposits on flight equipment purchases of $1.2 billion and $1.3 billion as of September 30, 2023 and December 31, 2022, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.    Rental Income

As of September 30, 2023, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of September 30, 2023 are as follows (in thousands):

Years ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$585,241
2024	2,335,945
2025	2,200,120
2026	1,962,861
2027	1,745,623
Thereafter	7,265,525
Total	$16,095,315

Note 7. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of September 30, 2023, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the three and nine months ended September 30, 2023, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. Since the Company was in a loss position for the nine months ended September 30, 2022, diluted net loss per share is the same as basic net loss per share for the period as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the nine months ended September 30, 2022, the Company excluded 329,947 potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. For the three months ended September 30, 2022, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 965,788 and 976,509 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2023 and 2022, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the reconciliation of basic and diluted earnings/(loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands, except share and per share)
Basic earnings/(loss) per share:
Numerator
Net income/(loss)	$132,450	$110,381	$393,571	$(242,334)
Preferred stock dividends	(10,425)	(10,425)	(31,275)	(31,275)
Net income/(loss) attributable to common stockholders	$122,025	$99,956	$362,296	$(273,609)
Denominator
Weighted-average shares outstanding	111,027,252	110,892,097	110,997,619	111,874,002
Basic earnings/(loss) per share	$1.10	$0.90	$3.26	$(2.45)
Diluted earnings/(loss) per share:
Numerator
Net income/(loss)	$132,450	$110,381	$393,571	$(242,334)
Preferred stock dividends	(10,425)	(10,425)	(31,275)	(31,275)
Net income/(loss) attributable to common stockholders	$122,025	$99,956	$362,296	$(273,609)
Denominator
Number of shares used in basic computation	111,027,252	110,892,097	110,997,619	111,874,002
Weighted-average effect of dilutive securities	319,547	198,036	385,638	—
Number of shares used in per share computation	111,346,799	111,090,133	111,383,257	111,874,002
Diluted earnings/(loss) per share	$1.10	$0.90	$3.25	$(2.45)

Note 8.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has a cross-currency swap related to its Canadian dollar Medium-Term Notes, which were issued in December 2019. The fair value of the swap as a foreign currency exchange derivative is categorized as a Level 2 measurement in the fair value hierarchy and is measured on a recurring basis. As of September 30, 2023, the estimated fair value of the foreign currency exchange derivative liability was $4.2 million. As of December 31, 2022, the estimated fair value of the foreign currency exchange derivative liability was $2.5 million.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2023 was $17.6 billion compared to a book value of $18.8 billion. The estimated fair value of debt financing as of December 31, 2022 was $17.5 billion compared to a book value of $18.8 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at September 30, 2023, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2023 and December 31, 2022 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.    Shareholders’ Equity

The Company was authorized to issue 500,000,000 shares of Class A common stock, $0.01 par value, at September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had 111,027,252 and 110,892,097 Class A common shares issued and outstanding, respectively. The Company was authorized to issue 10,000,000 shares of Class B common stock, $0.01 par value at September 30, 2023 and December 31, 2022. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of September 30, 2023 or December 31, 2022.

The Company was authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, at September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2023 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2023	Liquidation Preference as of September 30, 2023	Issue Date	Dividend Rate in Effect at September 30, 2023	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

(1) 3M Term SOFR includes a credit spread adjustment of 0.10%.

Note 10.     Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). Upon approval of the 2023 Plan, no new awards under the Air Lease Corporation 2014 Equity Incentive Plan (the “2014 Plan”) could be granted. As of September 30, 2023, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 4,140,023. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

The Company recorded $8.7 million and $5.8 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2023 and 2022, respectively.

The Company recorded $23.3 million and $9.8 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2022, the Company reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved.

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

During the nine months ended September 30, 2023, the Company granted 704,565 RSUs of which 121,608 are TSR RSUs and 243,206 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the nine months ended September 30, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	1,514,875	$45.90
Granted	704,565	$44.73
Vested	(229,187)	$44.19
Forfeited/canceled	(379,754)	$42.52
Unvested at September 30, 2023	1,610,499	$46.43
Expected to vest after September 30, 2023	1,769,213	$46.17

As of September 30, 2023, there was $41.0 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.82 years.

Note 11. Aircraft Under Management

As of September 30, 2023, the Company managed 79 aircraft across two aircraft management platforms. The Company managed 45 aircraft through its Thunderbolt platform and 34 aircraft through the Blackbird investment funds.

As of September 30, 2023, the Company managed 34 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of September 30, 2023, the Company's non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $65.9 million and $64.7 million as of September 30, 2023 and December 31, 2022, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of September 30, 2023, the Company managed 45 aircraft across three separate entities, Thunderbolt I, Thunderbolt II and Thunderbolt III. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of each of September 30, 2023 and December 31, 2022 and is included in Other assets on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Net Investment in Sales-type Leases

As of September 30, 2023, the Company had sales-type leases for 11 aircraft in its owned fleet.

Net investment in sales-type leases are included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

September 30, 2023
Future minimum lease payments to be received	$256,029
Estimated residual values of leased flight equipment	100,188
Less: Unearned income	(48,444)
Net Investment in Sales-type Leases	$307,773

As of September 30, 2023, future minimum lease payments to be received on sales-type leases were as follows (in thousands):

Years ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$6,947
2024	27,786
2025	27,786
2026	27,786
2027	27,786
Thereafter	137,938
Total	$256,029

Note 13. Flight Equipment Held for Sale

As of September 30, 2023, the Company had 13 aircraft, with a carrying value of $669.9 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets. The Company expects the sale of all 13 aircraft to be completed by end of the second quarter of 2024. As of September 30, 2023, the Company held an aggregate of $639.7 million in purchase deposits pursuant to sale agreements related to 10 of the 13 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

During the nine months ended September 30, 2023, the Company completed the sale of 18 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2022, the Company had four aircraft, with a carrying value of $153.5 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets.
Note 14. Subsequent Events

On November 3, 2023, the Company’s board of directors increased the quarterly cash dividend on the Company’s Class A common stock by 5%, from $0.20 per share to $0.21 per share. The Company’s board of directors also approved quarterly cash dividends for the Company’s Series A, B and C Preferred Stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.21	December 15, 2023	January 10, 2024
Series A Preferred Stock	$0.384375	November 30, 2023	December 15, 2023
Series B Preferred Stock	$11.625	November 30, 2023	December 15, 2023
Series C Preferred Stock	$10.3125	November 30, 2023	December 15, 2023

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

Third Quarter Overview

As of September 30, 2023, the net book value of our fleet was $25.6 billion, compared to $24.5 billion as of December 31, 2022. During the three months ended September 30, 2023, we purchased and took delivery of eight aircraft from our new order pipeline and sold eight aircraft, ending the period with a total of 448 aircraft in our owned aircraft portfolio. The weighted average age of our flight equipment subject to operating lease was 4.6 years and the weighted average lease term remaining was 7.0 years as of September 30, 2023. Our managed fleet was comprised of 79 aircraft as of September 30, 2023 as compared to a managed fleet of 85 aircraft as of December 31, 2022. We have a globally diversified customer base comprised of 117 airlines in 63 countries as of September 30, 2023. We continue to maintain a strong lease utilization rate of 99.9% for the three months ended September 30, 2023.

As of September 30, 2023, we had commitments to purchase 351 aircraft from Airbus and Boeing for delivery through 2028 with ongoing delays that could extend through 2029, with an estimated aggregate commitment of $22.6 billion. We have placed 100% of our committed orderbook on long-term leases for aircraft delivering through the end of 2025 and have placed 67% of our entire orderbook. We ended the third quarter of 2023 with $31.2 billion in committed minimum future rental payments, consisting of $16.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.1 billion in minimum future rental payments related to aircraft which will deliver between 2023 through 2027.

We typically finance the purchase of aircraft and our business with available cash balances, internally generated funds, including through aircraft sales, preferred stock issuances, and debt financings. We ended the third quarter of 2023 with an aggregate borrowing capacity under our revolving credit facility of $5.4 billion and total liquidity of $6.6 billion. As of September 30, 2023, we had total debt outstanding of $18.8 billion, of which 85.1% was at a fixed rate and 98.3% was unsecured. As of September 30, 2023, our composite cost of funds raised through debt financings was 3.67%.

Our total revenues for the quarter ended September 30, 2023 increased by 17.5% to $659.4 million, compared to the quarter ended September 30, 2022. The increase in total revenues was primarily driven by the continued growth in our fleet and an increase in sales activity. The increase in aircraft sales, trading and other revenue was primarily related to the sale of eight aircraft and one sales-type lease transaction which generated approximately $43.9 million in gains. During the three months ended September 30, 2022, we recorded $11.6 million in gains from four sales-type lease transactions and the sale of one aircraft.

During the three months ended September 30, 2023, we recorded net income attributable to common stockholders of $122.0 million, or $1.10 per diluted share, as compared to net income attributable to common stockholders of $100.0 million, or $0.90 per diluted share, for the three months ended September 30, 2022. Net income attributable to common stockholders increased from the prior year period due to the growth of our fleet and increase in sales activity, partially offset by an increase in interest expense as a result of the increase in our composite cost of funds due to the rise in prevailing interest rates.

Our adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. For the three months ended September 30, 2023, we recorded adjusted net income before income taxes of $177.0 million, or $1.59 per adjusted diluted share, compared to an adjusted net income before income taxes of $146.3 million, or $1.32 per adjusted diluted share, for the three months ended September 30, 2022. Adjusted net income before income taxes increased from the prior year due to the growth of our fleet and an increase in sales activity, partially offset by an increase in interest expense as a result of the increase in our composite cost of funds due to the rise in prevailing interest rates.

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

Our Fleet

References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet or aircraft classified as net investments in sales-type leases unless the context indicates otherwise. Portfolio metrics of our fleet as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
Net book value of flight equipment subject to operating lease	$25.6	billion	$24.5	billion
Weighted-average fleet age(1)	4.6 years		4.5 years
Weighted-average remaining lease term(1)	7.0 years		7.1 years

Owned fleet(2)	448		417
Managed fleet	79		85
Aircraft on order	351		398
Total	878		900

Current fleet contracted rentals	$16.1	billion	$15.6	billion
Committed fleet rentals	$15.1	billion	$15.8	billion
Total committed rentals	$31.2	billion	$31.4	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of September 30, 2023, our owned fleet count includes 13 aircraft classified as flight equipment held for sale which is included in Other assets on the Consolidated Balance Sheet.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$9,430,137	36.8%	$7,985,317	32.5%
Asia (excluding China)	7,665,500	30.0%	7,144,188	29.1%
Central America, South America, and Mexico	2,180,219	8.5%	1,924,216	7.8%
The Middle East and Africa	2,134,864	8.3%	2,253,342	9.3%
China	1,867,514	7.3%	2,792,022	11.4%
U.S. and Canada	1,462,988	5.8%	1,557,260	6.3%
Pacific, Australia, and New Zealand	854,092	3.3%	882,040	3.6%
Total(1)	$25,595,314	100.0%	$24,538,385	100.0%

(1) As of December 31, 2022, we had four aircraft classified as held for sale with a carrying value of $153.5 million included in the table above.

The following table sets forth our top five lessees by net book value as of September 30, 2023:

September 30, 2023
Lessee	% of Total
EVA Air	5.0%
Virgin Atlantic	4.9%
Vietnam Airlines	4.2%
Air France-KLM Group	4.2%
Aeromexico	3.7%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-300	9	2.0%	4	1.0%
Airbus A319-100	1	0.2%	1	0.2%
Airbus A320-200	28	6.3%	28	6.7%
Airbus A320-200neo	24	5.4%	23	5.5%
Airbus A321-200	23	5.1%	23	5.5%
Airbus A321-200neo	90	20.1%	78	18.7%
Airbus A330-200(1)	13	2.9%	13	3.1%
Airbus A330-300	5	1.1%	5	1.2%
Airbus A330-900neo	21	4.7%	16	3.8%
Airbus A350-900	15	3.3%	13	3.1%
Airbus A350-1000	7	1.6%	6	1.4%
Boeing 737-700	3	0.7%	4	1.0%
Boeing 737-800	75	16.7%	82	19.7%
Boeing 737-8 MAX	51	11.4%	47	11.3%
Boeing 737-9 MAX	26	5.8%	15	3.7%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	5.4%	24	5.8%
Boeing 787-9	25	5.6%	27	6.5%
Boeing 787-10	6	1.3%	6	1.4%
Embraer E190	1	0.2%	1	0.2%
Total(2)	448	100.0%	417	100.0%

(1) As of September 30, 2023, aircraft count includes one Airbus A330-200 aircraft classified as a freighter.
(2) As of September 30, 2023, our owned fleet count includes 13 aircraft classified as flight equipment held for sale which is included in Other assets on the Consolidated Balance Sheet.

As of September 30, 2023, we had contractual commitments to acquire a total of 351 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $22.6 billion, for delivery through 2028, with ongoing delays that could extend through 2029, as shown in the following table. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for a majority of the aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are not currently able to determine the full impact of these delays.

	Estimated Delivery Years
Aircraft Type	2023	2024	2025	2026	2027	Thereafter	Total
Airbus A220-100/300	6	19	10	18	14	—	67
Airbus A320/321neo(1)	10	20	13	40	40	38	161
Airbus A330-900neo	2	6	—	—	—	—	8
Airbus A350-900/1000	—	4	—	—	—	—	4
Airbus A350F	—	—	—	—	4	3	7
Boeing 737-8/9 MAX	6	32	30	16	—	—	84
Boeing 787-9/10	—	10	9	1	—	—	20
Total(2)	24	91	62	75	58	41	351

(1) Our Airbus A320/321neo aircraft orders include 12 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing.

Our purchase agreements with Airbus and Boeing generally provide each of us and the manufacturers with cancellation rights for delivery delays starting at one year after the original contractual delivery date, regardless of cause. In addition, our lease agreements generally provide each of us and the lessees with cancellation rights related to certain aircraft delivery delays that typically parallel the cancellation rights in our purchase agreements.

As a result of continued manufacturing delays as discussed above, our aircraft delivery schedule could continue to be subject to material changes and delivery delays are expected to extend beyond 2023.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of September 30, 2023, along with the lease placements of such aircraft as of November 6, 2023. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types; however, they have yet to meaningfully increase production. At current production rates, we do not see delivery delays improving in the near term and have been advised delays could extend through 2029. In addition, recently announced Pratt & Whitney GTF engine manufacturing flaws could further impact delivery delays of new Airbus A320neo family aircraft. See “Aircraft Industry and Sources of Revenues” below for more information. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are not currently able to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2023	24	24	100.0%
2024	91	91	100.0%
2025	62	62	100.0%
2026	40	75	53.3%
2027	17	58	29.3%
Thereafter	—	41	—%
Total	234	351

Aircraft Industry and Sources of Revenues

Overview

Our revenues are principally derived from operating leases with airlines throughout the world. As of September 30, 2023, we had a globally diversified customer base of 117 airlines in 63 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

Performance of the commercial airline industry is linked to global economic health and development. Passenger traffic has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the middle class and the ease and affordability of air travel and we expect this trend to continue. The International Air Transport Association (“IATA”) reported that total passenger traffic was up 28% during the month of August 2023 relative to the prior year period, benefiting from both strong international and domestic traffic expansion globally. International traffic rose 30% in the month of August relative to the prior year period, benefiting from continued strength in the Asia Pacific region, along with double-digit percentage increases in revenue passenger-kilometers (“RPKs”) in all other major regions globally compared to the prior year period. According to IATA, a number of international routes and domestic markets are now either near or exceeding 2019 traffic levels. Global domestic traffic rose 25% during the month of August 2023 as compared to the prior year, with most major markets experiencing high single-digit or double-digit percentage increases compared to 2022.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests. Certain airline forward bookings are witnessing some weakness heading into the Northern hemisphere winter months, which is a typical seasonal trend and does not appear to be impacting robust global aircraft demand. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel-efficient aircraft and many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays due to shorter on-wing engine life of most new technology engines. These delays have impacted and may continue to impact the ability of Airbus and Boeing to meet their contractual delivery obligations to us. We expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future.

The increased demand for our aircraft, combined with rising interest rates and inflation, has been serving to increase lease rates during the nine months ended September 30, 2023. However, lease rate increases continue to lag interest rate increases. We expect that lease rates should continue to increase as airlines adjust to a persistently higher rate environment and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the tightening of credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

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

Recent Industry Updates

Recently, RTX Corporation (“RTX”) disclosed further details on a manufacturing flaw impacting certain of its Pratt & Whitney PW1100G GTF engines manufactured between late 2015 and mid-2021 that power the Airbus A320/A321neo family. Accelerated engine removal and incremental shop visits as a product of the flaw are expected by RTX to result in a significant increase in A320/A321neo family aircraft on ground through 2026, potentially leading to further delivery delays as new engines and related parts are redirected for repairs. Although RTX has indicated that the Airbus A220 family aircraft powered by the PW1500G and the Airbus A320/321ceo aircraft powered by the IAE V2500 are also impacted by the flaw, at present, RTX does not anticipate these aircraft to be meaningfully affected since the flaw is expected to be resolved as part of existing maintenance visit schedules for these engines. The issue is expected to result in increased demand for other narrowbody aircraft types, increased delays at maintenance, repair and overhaul (“MRO”) providers, as well as elevated spare engine demand. The airline industry will be negatively impacted by this issue, potentially resulting in airline financial and operational challenges; though for our business, further commercial aircraft supply constraints could benefit lease rates and aircraft values.

In October 2023, the escalating conflict between Hamas and Israel resulted in a declaration of war from Israel. As discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, ongoing hostilities and political instability in a particular region could cause our customers operating in that region to incur higher costs, including increased fuel costs, generate lower revenues or result in the reduction or cancellation of insurance coverage available to these customers, which could adversely affect their ability to make lease payments. As of September 30, 2023, we had two aircraft in our owned fleet on lease to one customer in Israel and a limited number of customers who operate aircraft in the region. While we cannot predict the extent of the ongoing conflict in the Middle East or whether such conflict may extend to regions outside of Israel and the Gaza Strip, we do not currently expect our business, results of operations or financial condition will be materially impacted.
Liquidity and Capital Resources

Overview

We ended the third quarter of 2023 with available liquidity of $6.6 billion which was comprised of unrestricted cash of $512.1 million, undrawn balances under our unsecured revolving credit facility of $5.4 billion and commitments under our unsecured term loan of $725.0 million. Subsequent to quarter end, we increased the commitments under our unsecured term loan by $25.0 million and drew all $750.0 million in available commitments in accordance with the funding date requirements of that facility. We finance the purchase of aircraft and our business operations using available cash balances, internally generated funds, including through aircraft sales and trading activity, and an array of financing products. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock with a total aggregate stated value of $850.0 million. Our access to a variety of financing alternatives including unsecured public bonds, private capital, bank debt, secured financings and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next twelve months and potentially beyond.

We ended the third quarter of 2023 with total debt outstanding of $18.8 billion, of which 85.1% was at a fixed rate and 98.3% was unsecured, compared to total debt outstanding of $18.8 billion as of December 31, 2022, of which 91.3% was at a fixed rate and 99.3% was unsecured. As of September 30, 2023, our composite cost of funds raised through debt financings was 3.67%, compared to 3.07% as of December 31, 2022.

We have a balanced approach to capital allocation based on the following priorities, ranked in order of priority: first, investing in modern, in-demand aircraft to profitably grow our core aircraft leasing business while maintaining strong fleet metrics and creating sustainable long-term shareholder value; second, maintaining our investment grade balance sheet utilizing unsecured debt as our primary form of financing; and finally, in lockstep with the aforementioned priorities, returning excess cash to shareholders through our dividend policy as well as regular evaluation of share repurchases, as appropriate.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the third quarter of 2023 with $512.1 million in unrestricted cash.
•Lease cash flows: We ended the third quarter of 2023 with $31.2 billion in committed minimum future rental payments comprised of $16.1 billion in contracted minimum rental payments on the aircraft in our existing fleet and $15.1 billion in minimum future rental payments related to aircraft which will deliver between 2023 through 2027. These rental payments are a primary driver of our short and long-term operating cash flow. As of September 30, 2023, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.3 billion. For further detail on our minimum future rentals for the remainder of 2023 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of November 6, 2023, our $7.2 billion revolving credit facility is syndicated across 50 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2027, although we expect to refinance this facility in advance of this date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of September 30, 2023, we had $1.8 billion outstanding under our unsecured revolving credit facility.
•Senior unsecured securities: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured bonds, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. During the nine months ended 2023, we issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028 and, through a trust, issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. We expect to have continued access to the investment grade bond market and other unsecured securities in the future, although we anticipate that interest rates for issuances in the near term will remain elevated compared to those available in recent years.
•Unsecured bank facilities: We have active dialogue with a variety of global financial institutions and enter into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding. During the nine months ended 2023, we have been active in the bank market with over $1.1 billion of new unsecured credit facilities established in the form of bilateral and syndicated term loans. These loans are pre-payable without penalty at any time offering us significant flexibility in different rate environments.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. As of November 6, 2023, we had aircraft with a carrying value of approximately $1.8 billion in our sales pipeline, which includes the 13 aircraft with a carrying value of approximately $670 million classified as flight equipment held for sale as of September 30, 2023 and 27 aircraft with a carrying value of $1.1 billion subject to letters of intent. We expect the sale of all 13 aircraft classified as flight equipment held for sale to be completed by the end of the second quarter of 2024. While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the 27 aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales. We expect to sell approximately $1.5 billion in aircraft for the full year 2023 and continue to see robust demand in the secondary market to support our aircraft sales program.

•Other sources: In addition to the above, we generate liquidity through other sources of debt financing (including secured bank term loans, export credit and private placements), issuances of preferred stock and cash received from security deposits and maintenance reserves from our lease agreements.

Tighter monetary policies in the U.S. and other countries since early 2022 have resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated for the foreseeable future. This higher interest rate environment will continue to result in increased borrowing costs going forward. Historically, there has been a lag between a rise in interest rates and subsequent increases in lease rates. While we have seen an increase in lease rates during the nine months ended September 30, 2023, which are serving to partially offset increased borrowing costs, lease rate increases have continued to lag the rapid increase in interest rates. We believe that lease rates should continue to increase as airlines adjust to a persistently higher rate environment and our funding advantage relative to our airline customers widens. In addition, lease rates are influenced by several factors above and beyond interest rates including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

As of September 30, 2023, we were in compliance in all material respects with the covenants contained in our debt agreements. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our material cash requirements as of September 30, 2023, are principally as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt obligations	$26,820	$3,102,525	$2,424,455	$3,708,533	$4,467,478	$5,103,481	$18,833,292
Interest payments on debt outstanding(1)	160,323	696,499	612,078	513,890	341,830	352,625	2,677,245
Purchase commitments(2)	1,660,591	6,516,990	4,306,517	4,200,731	3,459,362	2,479,725	22,623,916
Total	$1,847,734	$10,316,014	$7,343,050	$8,423,154	$8,268,670	$7,935,831	$44,134,453

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2023.
(2) Purchase commitments reflect future Airbus and Boeing aircraft deliveries based on information currently available to us based on contractual documentation.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft may differ from our estimates and could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our purchase commitments shown in the table above may not reflect when the aircraft investments are eventually made. For the nine months ended September 30, 2023, we purchased $3.4 billion in aircraft and expect to make between $4.3 billion and $4.5 billion in aircraft investments for the full year 2023.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock.

Cash Flows

Our cash flows provided by operating activities increased by 33.8% or $323.7 million, to $1.3 billion for the nine months ended September 30, 2023 as compared to $958.6 million for the nine months ended September 30, 2022. Our cash flow provided by operating activities during the nine months ended September 30, 2023 increased primarily due to the continued growth of our fleet and an increase in our cash collections as compared to the nine months ended September 30, 2022. Our cash flows used in investing activities was $1.7 billion for the nine months ended September 30, 2023 and $2.7 billion for the nine months ended September 30, 2022. Despite the increase in our aircraft purchases, our proceeds from our aircraft sales and trading activity also increased, resulting in an overall decrease in our cash flows used in investing activities. Our cash flow provided by financing activities was $122.1 million for the nine months ended September 30, 2023 as compared to $1.8 billion for the nine months ended September 30, 2022. The decrease is primarily due to the higher amount of repayment of debt and lower proceeds from debt issuances as compared to the prior year.

Debt

Our debt financing at September 30, 2023 and December 31, 2022 is summarized below:

	September 30, 2023	December 31, 2022
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$15,944,616	$17,095,116
Revolving credit facility	1,778,000	1,020,000
Term financings	798,350	582,950
Total unsecured debt financing	18,520,966	18,698,066
Secured
Export credit financing	208,514	11,646
Term financings	103,812	113,717
Total secured debt financing	312,326	125,363

Total debt financing	18,833,292	18,823,429
Less: Debt discounts and issuance costs	(187,449)	(182,366)
Debt financing, net of discounts and issuance costs	$18,645,843	$18,641,063
Selected interest rates and ratios:
Composite interest rate(1)	3.67%	3.07%
Composite interest rate on fixed-rate debt(1)	3.19%	2.98%
Percentage of total debt at a fixed-rate	85.06%	91.34%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2023, we had $15.9 billion in senior unsecured securities outstanding. As of December 31, 2022, we had $17.1 billion in senior unsecured securities outstanding.

Public unsecured bonds. During the nine months ended September 30, 2023, we issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028.

Private placement securities. During the nine months ended September 30, 2023, through a trust, we issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. If we fail to meet our obligations under the Sukuk financing, the sole rights of each of the holders of the trust certificates will be against us to perform our obligations under the agreements to which we are a party.

Syndicated unsecured revolving credit facility

We had $1.8 billion and $1.0 billion outstanding under our syndicated unsecured revolving credit facility (the “Revolving Credit Facility”) as of September 30, 2023 and December 31, 2022, respectively. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

During the first quarter of 2023, we entered into a new lender supplement and a commitment increase supplement, which increased the aggregate capacity of our Revolving Credit Facility by $325.0 million. In April 2023, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2026 to May 5, 2027 and amended the total revolving commitments thereunder to approximately $7.2 billion as of May 5, 2023. The amended Revolving Credit Facility also decreased the SOFR credit spread adjustment applicable to borrowings for all interest periods. As of September 30, 2023, borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes to our credit ratings.

As of November 6, 2023, lenders held revolving commitments totaling approximately $6.8 billion that mature on May 5, 2027, commitments totaling $320.0 million that mature on May 5, 2026, and commitments totaling $32.5 million that mature on May 5, 2025. In October 2023, we increased the aggregate facility capacity by an additional $25.0 million.

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

Unsecured term financings

In May 2023, we entered into a $650.0 million term loan. In July 2023 and October 2023, we entered into new lender supplements to increase the aggregate term loan capacity by an additional $100.0 million. Under the terms of the loan agreement, we had the ability to set the funding date of the loan, subject to an outside funding date of November 1, 2023. As of November 6, 2023, we had $750.0 million in borrowings outstanding under the term loan. The term loan bears interest at a floating rate of Term SOFR plus a credit spread adjustment of 0.10% plus 1.4% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility.

In addition, during the three months ended September 30, 2023, we entered into a $150.0 million unsecured term financing with a one-year maturity bearing interest at a floating rate of one-month SOFR plus a credit spread adjustment of 0.10% plus 1.25%.

As of September 30, 2023 and December 31, 2022, the outstanding balance on our other unsecured term financings was $798.4 million and $583.0 million, respectively.

Secured debt financings

In June 2023 and August 2023, we issued $112.2 million in secured notes due 2034 and $101.7 million in secured notes due 2035, respectively, both of which are amortized over the term of the notes and are guaranteed by United Kingdom Export Finance (“UKEF”), the UK government’s export credit agency. Each tranche of the notes bears interest at a floating rate of three-month SOFR plus 0.42%. We pledged two aircraft as collateral in connection with these transactions.

As of September 30, 2023, we had an outstanding balance of $312.3 million in secured debt financings and pledged four aircraft as collateral with a net book value of $450.5 million. As of December 31, 2022, we had an outstanding balance of $125.4 million in secured debt financings and pledged three aircraft as collateral with a net book value of $212.1 million.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of September 30, 2023 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2023	Liquidation Preference as of September 30, 2023	Issue Date	Dividend Rate in Effect at September 30, 2023	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

(1) 3M Term SOFR includes a credit spread adjustment of 0.10%

For more information regarding our preferred stock issued and outstanding, see Note 5 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes the quarterly cash dividends that we paid during the nine months ended September 30, 2023 on our outstanding Series A, Series B and Series C Preferred Stock:

	Payment Date
Title of each class	March 15, 2023	June 15, 2023	September 15, 2023
	(in thousands)
Series A Preferred Stock	$3,844	$3,844	$3,844
Series B Preferred Stock	$3,487	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094	$3,094

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

Credit Ratings

In 2023, Kroll Bond Ratings and Standard and Poor’s reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 24, 2023
Standard and Poor’s	BBB	BBB	Stable	April 25, 2023
Fitch Ratings	BBB	BBB	Stable	December 19, 2022

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Revenues
Rental of flight equipment	$604,027	$541,397	$1,833,533	$1,653,223
Aircraft sales, trading and other	55,337	19,937	134,876	62,469
Total revenues	659,364	561,334	1,968,409	1,715,692

Expenses
Interest	161,769	122,348	485,555	358,621
Amortization of debt discounts and issuance costs	13,695	13,162	40,414	39,772
Interest expense	175,464	135,510	525,969	398,393
Depreciation of flight equipment	267,393	242,503	795,659	713,095
Write-off of Russian fleet	—	—	—	802,352
Selling, general and administrative	42,770	39,718	136,216	110,993
Stock-based compensation expense	8,719	5,764	23,330	9,799
Total expenses	494,346	423,495	1,481,174	2,034,632
Income/(loss) before taxes	165,018	137,839	487,235	(318,940)
Income tax (expense)/benefit	(32,568)	(27,458)	(93,664)	76,606
Net income/(loss)	$132,450	$110,381	$393,571	$(242,334)
Preferred stock dividends	(10,425)	(10,425)	(31,275)	(31,275)
Net income/(loss) attributable to common stockholders	$122,025	$99,956	$362,296	$(273,609)

Earnings/(Loss) per share of common stock:
Basic	$1.10	$0.90	$3.26	$(2.45)
Diluted	$1.10	$0.90	$3.25	$(2.45)

Other financial data
Pre-tax margin	25.0%	24.6%	24.8%	(18.6)%
Pre-tax return on common equity (trailing twelve months)	10.6%	(2.9)%	10.6%	(2.9)%
Adjusted net income before income taxes(1)	$177,007	$146,340	$519,704	$501,708
Adjusted diluted earnings per share before income taxes(1)	$1.59	$1.32	$4.67	$4.47
Adjusted pre-tax margin(1)	26.8%	26.1%	26.4%	29.2%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	11.5%	12.0%	11.5%	12.0%
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
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$122,025	$99,956	$362,296	$(273,609)
Amortization of debt discounts and issuance costs	13,695	13,162	40,414	39,772
Write-off of Russian fleet	—	—	—	802,352
Stock-based compensation expense	8,719	5,764	23,330	9,799
Income tax expense/(benefit)	32,568	27,458	93,664	(76,606)
Adjusted net income before income taxes	$177,007	$146,340	$519,704	$501,708

Denominator for adjusted pre-tax margin:
Total revenues	$659,364	$561,334	$1,968,409	$1,715,692
Adjusted pre-tax margin(a)	26.8%	26.1%	26.4%	29.2%

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
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$122,025	$99,956	$362,296	$(273,609)
Amortization of debt discounts and issuance costs	13,695	13,162	40,414	39,772
Write-off of Russian fleet	—	—	—	802,352
Stock-based compensation expense	8,719	5,764	23,330	9,799
Income tax expense/(benefit)	32,568	27,458	93,664	(76,606)
Adjusted net income before income taxes	$177,007	$146,340	$519,704	$501,708

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,346,799	111,090,133	111,383,257	111,874,002
Potentially dilutive securities, whose effect would have been anti-dilutive	—	—	—	329,947
Adjusted weighted-average diluted common shares outstanding	111,346,799	111,090,133	111,383,257	112,203,949
Adjusted diluted earnings per share before income taxes(b)	$1.59	$1.32	$4.67	$4.47

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
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$497,182	$(131,292)
Amortization of debt discounts and issuance costs	53,896	53,284
(Recovery)/Write-off of Russian fleet	(30,877)	802,352
Stock-based compensation expense	29,134	17,515
Income tax expense/(benefit)	128,529	(40,008)
Adjusted net income before income taxes	$677,864	$701,851

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$5,678,434	$6,033,783
Common shareholders' equity as of end of the period	$6,111,053	$5,678,434
Average common shareholders' equity	$5,894,744	$5,856,109

Adjusted pre-tax return on common equity(c)	11.5%	12.0%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

Rental revenue

During the three months ended September 30, 2023, we recorded $604.0 million in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $9.5 million as compared to $541.4 million, which included amortization expense related to initial direct costs, net of overhaul revenue of $6.2 million for the three months ended September 30, 2022. The net book value of our flight equipment subject to operating lease increased to $25.6 billion as of September 30, 2023 from a net book value of $23.9 billion as of September 30, 2022. The increase in rental revenues was primarily driven by the continued growth in our fleet.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $55.3 million for the three months ended September 30, 2023 compared to $19.9 million for the three months ended September 30, 2022. The increase in aircraft sales, trading and other revenue is primarily related to the sale of eight aircraft and one sales-type lease transaction in the third quarter of 2023 resulting in gains of approximately $43.9 million. For the three months ended September 30, 2022, we had $11.6 million in gains from the sale of one aircraft and four sales-type lease transactions.

Interest expense

Interest expense totaled $175.5 million for the three months ended September 30, 2023 compared to $135.5 million for the three months ended September 30, 2022. Our interest expense increased due to an increase in our composite cost of funds as compared to the prior year. Due to the current interest rate environment, we expect our interest expense will continue to increase as our average debt balance outstanding and our composite cost of funds increase in future periods.

Depreciation expense

We recorded $267.4 million in depreciation expense of flight equipment for the three months ended September 30, 2023 compared to $242.5 million for the three months ended September 30, 2022. The increase in depreciation expense for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Stock-based compensation

We recorded stock-based compensation expense of $8.7 million for the three months ended September 30, 2023 compared to $5.8 million for the three months ended September 30, 2022. During the three months ended September 30, 2022, we reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved resulting in an increase in stock-based compensation expense in the current year period.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $42.8 million for the three months ended September 30, 2023 compared to $39.7 million for the three months ended September 30, 2022. Selling, general and administrative expenses, in the aggregate, continue to grow with the growth of our business. Also contributing to the increase was an increase in leasing expenses, partially offset by a payroll tax refund received. Selling, general and administrative expenses as a percentage of total revenue decreased to 6.5% for the three months ended September 30, 2023 compared to 7.1% for the three months ended September 30, 2022.

Taxes

Our effective tax rate for the three months ended September 30, 2023 decreased to 19.7% from 19.9% in the prior year period. The effective tax rate decreased due to changes in permanent items.

Net income attributable to common stockholders

For the three months ended September 30, 2023, we reported consolidated net income attributable to common stockholders of $122.0 million, or $1.10 per diluted share, compared to consolidated net income attributable to common stockholders of $100.0 million, or $0.90 per diluted share, for the three months ended September 30, 2022. The increase was due to the growth of our fleet and the increase in sales activity, partially offset by an increase in interest expense as a result of the increase in our composite cost of funds due to the rise in prevailing interest rates.

Adjusted net income before income taxes

For the three months ended September 30, 2023, we recorded adjusted net income before income taxes of $177.0 million, or $1.59 per adjusted diluted share, compared to adjusted net income before income taxes of $146.3 million, or $1.32 per adjusted diluted share, for the three months ended September 30, 2022. Adjusted net income before income taxes increased from the prior year period due to the growth of our fleet and an increase in sales activity, partially offset by increases in interest expense and selling, general and administrative expenses as discussed above.

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

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

Rental revenue

During the nine months ended September 30, 2023, we recorded $1.8 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $40.8 million as compared to $1.7 billion, which included overhaul revenue, net of amortization expense related to initial direct costs of $36.0 million for the nine months ended September 30, 2022. The net book value of our flight equipment subject to operating lease increased to $25.6 billion as of September 30, 2023 from $23.9 billion as of September 30, 2022. The increase in rental revenues was primarily driven by the continued growth in our fleet.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $134.9 million for the nine months ended September 30, 2023 compared to $62.5 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we recorded $97.6 million in gains from the sale of 18 aircraft from our owned fleet and one sales-type lease transaction. In addition, we recorded $1.2 million in forfeiture of security deposit income during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we had $19.8 million in gains from the sale of one aircraft and eight sales-type lease transactions and $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia.

Interest expense

Interest expense totaled $526.0 million for the nine months ended September 30, 2023 compared to $398.4 million for the nine months ended September 30, 2022. Our interest expense increased due to an increase in our composite cost of funds as compared to the prior year. Due to the current interest rate environment, we expect our interest expense will continue to increase as our average debt balance outstanding and our composite cost of funds increase in future periods.

Depreciation expense

We recorded $795.7 million in depreciation expense of flight equipment for the nine months ended September 30, 2023 compared to $713.1 million for the nine months ended September 30, 2022. The increase in depreciation expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Write-off of Russian fleet

During the nine months ended September 30, 2022, we recorded a write-off of our interests in our owned and managed fleet that were detained in Russia, totaling approximately $802.4 million. As of November 6, 2023, 20 aircraft previously included in our owned fleet and six aircraft previously included in our managed fleet remain in Russia. We did not record any write-offs for the nine months ended September 30, 2023.

Stock-based compensation

We recorded stock-based compensation expense of $23.3 million for the nine months ended September 30, 2023 compared to $9.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved resulting in an increase in stock-based compensation expense in the current year period.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $136.2 million for the nine months ended September 30, 2023 compared to $111.0 million for the nine months ended September 30, 2022. Selling, general and administrative expenses, in the aggregate, continue to grow with the growth of our business. Also contributing to the increase was an increase in leasing expenses and aviation insurance expense, partially offset by a payroll tax refund received. Selling, general and administrative expenses as a percentage of total revenue increased to 6.9% for the nine months ended September 30, 2023 compared to 6.5% for the nine months ended September 30, 2022.

Taxes

For the nine months ended September 30, 2023 and September 30, 2022, we reported an effective tax rate exclusive of any discrete items of 19.2% and 19.9%, respectively. During the nine months ended September 30, 2022, due to the write-off of our Russian fleet and the related discrete items, we recorded an income tax benefit and reported an overall effective tax rate of 24.0% for the period.

Net income attributable to common stockholders

For the nine months ended September 30, 2023, we reported consolidated net income attributable to common stockholders of $362.3 million, or $3.25 per diluted share, compared to a consolidated net loss attributable to common stockholders of $273.6 million, or net loss of $2.45 per diluted share, for the nine months ended September 30, 2022. The increase was due to the growth of our fleet, an increase in sales activity and the effect of the write-off of our Russian fleet in the first quarter of 2022, partially offset by increases in interest expense and selling, general and administrative expenses as discussed above.

Adjusted net income before income taxes

For the nine months ended September 30, 2023, we recorded adjusted net income before income taxes of $519.7 million, or $4.67 per adjusted diluted share, compared to an adjusted net income before income taxes of $501.7 million, or $4.47 per adjusted diluted share, for the nine months ended September 30, 2022. The increase in our adjusted net income before income taxes for the nine months ended September 30, 2023 as compared to 2022 was mainly driven by the continued growth of our fleet partially offset by increases in interest expense and selling, general and administrative expenses as discussed above.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2022. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, we had $2.8 billion and $1.6 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate but will alternate to paying dividends based on a floating rate or be reset to a new fixed rate based on the then-applicable floating rate after five years from initial issuance. If interest rates remain elevated, which we expect for the near term, we would be obligated to make higher interest payments to our lenders, and eventually, higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $28.1 million and $16.3 million as of September 30, 2023 and December 31, 2022, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.2% of our lease revenues were denominated in foreign currency as of September 30, 2023 and December 31, 2022. Approximately 1.6% of our debt obligations were denominated in foreign currency as of September 30, 2023 and December 31, 2022; however, the exposure of such debt has been effectively hedged as described below. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the nine months ended September 30, 2023, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021

4.2	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1†	Amendment No. 9 to the A220 Purchase Agreement, dated July 6, 2023, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

10.2
New Lender Supplement, dated October 13, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, as amended.
					Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101
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

AIR LEASE CORPORATION

November 6, 2023	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 6, 2023	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)