Form 10-K
period 2023-12-31
AIR LEASE CORP
filed 2024-02-15
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of registrant’s Class A common stock held by non-affiliates was approximately $4.3 billion on June 30, 2023, based upon the last reported sales price on the New York Stock Exchange. As of February 14, 2024, there were 111,027,252 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrant’s 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year, are incorporated by reference into Part III of this Report.

Form 10-K
For the Year Ended December 31, 2023
INDEX

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital and debt markets, the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, the impact of the Israel Hamas conflict, aircraft and engine delivery delays and manufacturing flaws, our aircraft sales pipeline and expectations, changes in inflation and interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general commercial aviation industry, economic, and business conditions, which will, among other things, affect demand for aircraft, availability, and creditworthiness of current and prospective lessees; lease rates; availability and cost of financing and operating expenses; governmental actions and initiatives; and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. BUSINESS
Overview
Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing the most modern, fuel-efficient new technology commercial jet aircraft directly from aircraft manufacturers, such as Airbus S.A.S.(“Airbus”) and The Boeing Company (“Boeing”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

We currently have relationships with over 200 airlines across 70 countries. We operate our business on a global basis, providing aircraft to airline customers in every major geographical region, including markets such as Asia Pacific, Europe, the Middle East and Africa, Central America, South America and Mexico, and the U.S. and Canada. In markets such as the United States and Western Europe, our strategy is to focus on the replacement market as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. In less saturated markets, including parts of Asia, in addition to the replacement market, we serve customers expanding their fleets. Many of these less saturated markets are experiencing increased demand for passenger airline travel. We expect that these less saturated markets will also present significant replacement opportunities in upcoming years as many airlines look to replace aging aircraft with new, modern technology, fuel efficient jet aircraft. An important focus of our strategy is meeting the needs of this replacement market. Airlines in some of these less saturated markets have fewer financing alternatives, enabling us to command higher lease rates compared to those in more mature markets.

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

During the year ended December 31, 2023, we purchased 71 new aircraft from Airbus and Boeing, and sold 27 aircraft1. We ended the year with a total of 463 aircraft in our owned fleet. The net book value of our fleet grew by 6.9% to $26.2 billion as of December 31, 2023 compared to $24.5 billion as of December 31, 2022. The weighted average age of our fleet was 4.6 years and the weighted average lease term remaining was 7.0 years as of December 31, 2023. Our managed fleet was comprised of 78 aircraft as of December 31, 2023 compared to 85 aircraft as of December 31, 2022. We have a globally diversified customer base comprised of 119 airlines in 62 countries as of December 31, 2023. We continued to maintain a strong lease utilization rate of 99.9% for the year ended December 31, 2023.

As of December 31, 2023, we had commitments to purchase 334 aircraft from Airbus and Boeing for delivery through 2028, with an estimated aggregate commitment of $21.7 billion. We have placed 100% of our committed orderbook on long-term leases for aircraft delivering through the end of 2025 and have placed approximately 65% of our entire orderbook. We ended 2023 with $31.0 billion in committed minimum future rental payments, consisting of $16.4 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.6 billion in minimum future rental payments related to aircraft which will deliver between 2024 through 2027.

We finance the purchase of aircraft and our business with available cash balances and internally generated funds, including through cash flows from our operating leases, aircraft sales and trading activity and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. During 2023, we raised approximately $3.6 billion in committed debt financings, with floating interest rates ranging from SOFR plus 0.42% and SOFR plus 1.50% and fixed interest rates ranging from 5.30% to 5.94%, net of the effects of cross-currency hedging arrangements. We ended 2023 with an aggregate borrowing capacity under our
1Aircraft sales include two sales-type lease transactions and nine sales-type lease transactions during the year ended December 31, 2023 and 2022, respectively.

revolving credit facility of $6.3 billion and total liquidity of $6.8 billion. As of December 31, 2023, we had total debt outstanding of $19.4 billion, of which 84.7% was at a fixed rate and 98.4% of which was unsecured, and in the aggregate, our composite cost of funds was 3.77%.

Our total revenues for the year ended December 31, 2023 increased by 15.9% to $2.7 billion as compared to 2022. The increase in total revenues was primarily driven by the continued growth in our fleet, an increase in sales activity and higher end of lease revenue. During the year ended December 31, 2023, we recognized $156.3 million in gains from the sale of 27 aircraft and also recognized $124.4 million in end of lease revenue from the return of 22 aircraft. During the year ended December 31, 2022, we recognized $48.0 million in gains from the sale of 15 aircraft1. In addition, in 2022, we recorded $76.6 million in income related to security deposit forfeitures and maintenance reserve revenue from the return of 12 aircraft as well as the termination of our leasing activities in Russia.

Our net income attributable to common stockholders for the year ended December 31, 2023 was $572.9 million, or $5.14 per diluted share, as compared to a net loss attributable to common stockholders of $138.7 million, or $1.24 loss per diluted share, for the year ended December 31, 2022. The increase compared to the prior year was primarily due to the increase in revenues as discussed above partially offset by higher interest expense, which resulted from an increase in our composite cost of funds. In addition, in 2023, we recognized a net benefit of approximately $67.0 million from the settlement of insurance claims under JSC Siberia Airline’s (“S7”, a Russian airline) insurance policies related to four aircraft previously included in our owned fleet and our equity interest in certain aircraft from our managed fleet that were previously on lease to S7, whereas in 2022, we recognized a net write-off of $771.5 million related to our Russian fleet. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our financial results for the year ended December 31, 2023.

Adjusted net income before income taxes2 during the year ended December 31, 2023 was $733.6 million or $6.58 per adjusted diluted share, as compared to $659.9 million, or $5.89 per adjusted diluted share, for the year ended December 31, 2022. The increase in our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes primarily relates to the increase in revenues as discussed above, partially offset by higher interest expense.

Aircraft Industry

We believe the current airline operating environment is favorably positioned for our Company and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class, as well as air travel demand and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, Original Equipment Manufacturer (“OEM”) supply chain challenges and backlogs, the rising price of jet fuel, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft.

Passenger traffic volume has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 37% during 2023 relative to the prior year, primarily due to a significant acceleration in international traffic and strong continued expansion of domestic traffic in most markets. International traffic in 2023 rose 42% relative to the prior year, benefiting from a significant recovery in international travel in the Asia Pacific region, as well as continued robust international traffic expansion in all other major markets reported by IATA. Global domestic traffic rose 30% during 2023 as compared to the prior year, with most major markets experiencing double-digit percentage increases as compared to 2022. Meanwhile, passenger load factors also continue to rise and are persisting at historically high levels, which is compounding airline demand for additional aircraft. IATA reported a total global passenger load factor of 82% for the full-year 2023, as compared to 79% for full-year 2022, and 80% for full-year 2013.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests. Airline forward ticket sales as reported by IATA remained strong in 2023, illustrating continued support for
2Adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items, such as net write-offs and recoveries related to our former Russian fleet. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

traffic volume into 2024. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, as well as shorter on-wing engine time of most new technology engines. These delays have impacted and may continue to impact the ability of Airbus and Boeing to meet their contractual delivery obligations to us. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future.

The increased demand for our aircraft, combined with elevated interest rates and inflation, helped to increase lease rates during the year ended December 31, 2023. However, lease rate increases continue to lag behind interest rate increases. We expect that lease rates will continue to increase as airlines adjust to a persistently higher interest rate environment and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the tightening of credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry may impact some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of higher fuel costs, interest rates and inflation, foreign currency risk, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although the magnitude of underlying pre-pandemic demand returning to the market is offering a strong counterbalance to these increased costs.

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

Operations to Date

Current Fleet

The net book value of our fleet3 increased by 6.9% to $26.2 billion as of December 31, 2023 compared to $24.5 billion as of December 31, 2022. As of December 31, 2023, we owned 463 aircraft in our aircraft portfolio, comprised of 345 narrowbody aircraft and 118 widebody aircraft. As of December 31, 2023, the weighted average fleet age and weighted average remaining lease term of our fleet was 4.6 years and 7.0 years, respectively. We had a managed fleet of 78 aircraft as of December 31, 2023 compared to 85 as of December 31, 2022.
3 References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, our flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Asia Pacific	$1,156,837	46.7%	$1,067,270	48.2%	$992,849	49.6%
Europe	769,407	31.1%	611,091	27.6%	564,479	28.2%
The Middle East and Africa	262,554	10.6%	251,243	11.3%	210,977	10.5%
Central America, South America and Mexico	156,275	6.3%	141,638	6.4%	104,315	5.2%
U.S. and Canada	132,534	5.3%	143,266	6.5%	130,717	6.5%
Total	$2,477,607	100.0%	$2,214,508	100.0%	$2,003,337	100.0%

The following table sets forth the regional concentration based on each airline’s principal place of business of our flight equipment subject to operating lease based on net book value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Asia Pacific	$10,456,435	39.8%	$10,818,250	44.1%
Europe	9,881,024	37.7%	7,985,317	32.5%
Central America, South America, and Mexico	2,361,089	9.0%	1,924,216	7.8%
The Middle East and Africa	2,062,420	7.9%	2,253,342	9.3%
U.S. and Canada	1,470,240	5.6%	1,557,260	6.3%
Total(1)	$26,231,208	100.0%	$24,538,385	100.0%

(1) As of December 31, 2022, we had four aircraft classified as held for sale with a carrying value of $153.5 million included in the table above.

The following table sets forth our top five lessees by net book value as of December 31, 2023:

December 31, 2023
Lessee	% of Total
EVA Air	4.9%
Virgin Atlantic	4.8%
Air France-KLM Group	4.3%
ITA	4.2%
Vietnam Airlines	4.1%

At December 31, 2023 and 2022, we owned and managed leased aircraft to customers in the following regions based on each airline’s principal place of business:

	December 31, 2023		December 31, 2022
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	50	42.0%	49	41.9%
Asia Pacific	34	28.6%	34	29.0%
The Middle East and Africa	15	12.6%	14	12.0%
U.S. and Canada	12	10.1%	13	11.1%
Central America, South America and Mexico	8	6.7%	7	6.0%
Total	119	100.0%	117	100.0%

(1) A customer is an airline with its own operating certificate.

For the years ended December 31, 2023, 2022, and 2021, our rental revenues from China were $330.8 million, $360.0 million and $352.4 million, respectively. China was the only individual country that represented at least 10% of our rental revenue based on each airline’s principal place of business in each of 2021, 2022 and 2023; however, no individual airline contributed more than 10% to our rental revenue. Our customer base is highly diversified, with an average customer concentration of approximately 1.0% of our fleet net book value as of December 31, 2023. We also have a globally diversified customer base with an average country concentration of approximately 1.8% of our fleet net book value as of December 31, 2023.

Aircraft Acquisition Strategy

We seek to acquire the most highly in demand and widely distributed, modern technology, fuel efficient and lowest emissions narrowbody and widebody commercial jet aircraft, with a primary focus on passenger aircraft. Our strategy is to order new aircraft directly from the manufacturers. When placing new aircraft orders with the manufacturers, we strategically target the replacement of aging aircraft with modern technology aircraft. Additionally, we look to supplement our order pipeline with opportunistic purchases of aircraft in the secondary market and participate in sale-leaseback transactions with airlines.

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

For new aircraft deliveries, we source many components separately, which include seats, safety equipment, avionics, galleys, cabin finishes, engines, and other equipment. Oftentimes, we are able to achieve lower pricing through direct bulk purchase contracts with the component manufacturers than would be achievable if we relied on the airframe manufacturers to source the components for the aircraft themselves. Airframe manufacturers such as Airbus and Boeing install these buyer furnished equipment in our aircraft during the final assembly process at their facilities. With this purchasing strategy, we are able to both meet specific customer configuration requirements and lower our total acquisition cost of the aircraft.

Aircraft Leasing Strategy

The airline industry is complex and constantly evolving due to changes in the competitive landscape and passenger traffic patterns. Fleet flexibility is key to the airlines’ ability to effectively operate and compete in their respective markets. Operating leases offer airlines significant fleet flexibility by allowing them to adapt and manage their fleets through varying market conditions without bearing the full financial risk associated with these capital-intensive assets that have an expected useful life of 25 years. We work closely with our airline customers throughout the world to help optimize their long-term aircraft fleet strategies. We may also, from time to time, work with our airline customers to assist them in obtaining financing for aircraft.

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

Our management team identifies prospective airline customers based upon industry knowledge and long-standing relationships. Prior to leasing an aircraft, we evaluate the competitive positioning of the airline, the strength and quality of the management team, and the financial performance of the airline. Our management team obtains and reviews relevant business materials from all prospective customers before entering into a lease agreement. Under certain circumstances, the customer may be required to obtain guarantees or other financial support from a sovereign entity or a financial institution. We work closely with our existing customers and potential lessees to develop customized lease structures that address their specific needs. We typically enter into a lease agreement 18 to 36 months in advance of the delivery of a new aircraft from our orderbook. Once the aircraft has been delivered and operated by the airline, we look to remarket the aircraft and sign a follow-on lease six to 12 months ahead of the scheduled expiry of the initial lease term.

Our leases are typically structured as operating leases with fixed rates and terms and typically require cash security deposits and maintenance reserve payments. In addition, our leases are all structured as triple net leases, whereby the lessee is responsible for all operating costs, including taxes, insurance and maintenance and also contain provisions that require payment whether or not the aircraft is operated, irrespective of the circumstances. Substantially all of our leases require payments to be made in U.S. dollars.

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

During the life of the lease, situations may emerge that place our customers under significant financial pressure, which may lead us to repossess our aircraft or restructure our leases with our airline customers. When we repossess an aircraft leased in a foreign country, we generally expect to export the aircraft from the lessee’s jurisdiction. In some situations, the lessees may not fully cooperate in returning the aircraft. In those cases, we will take appropriate legal action, a process that could ultimately delay the return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanics’ liens, airport charges, navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

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

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third-party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2023, we had a managed fleet of 78 aircraft.

Financing Strategy

We finance the purchase of aircraft and our business with available cash balances and internally generated funds, including through cash flows from our operating leases, aircraft sales and trading activity, and debt financings. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for most of our future aircraft deliveries.

Insurance

We require our lessees to obtain insurance coverage that is customary in the air transportation industry, including comprehensive liability insurance, aircraft all-risk hull insurance, and war-risk insurance covering risks such as hijacking, terrorism, confiscation, expropriation, seizure, and nationalization. We generally require a certificate of insurance from the lessee’s insurance broker prior to delivery of an aircraft. Generally, all certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

In accordance with our lease agreements, insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage, in each case, should be suitable for the lessee’s area of operations and based on available insurance coverages. We generally require that the certificates of insurance contain, among other provisions, a provision prohibiting cancellation or material change without at least 30 days’ advance written notice to the insurance broker, who would be obligated to give us prompt notice, except in the case of hull war and liability war insurance policies, which customarily only provide seven days’ advance written notice for cancellation and may be subject to shorter notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and we require that all insurance carriers be required to waive rights of subrogation against us.

The stipulated loss value schedule under aircraft hull insurance policies is on an agreed-value basis acceptable to us and typically exceeds the book value of the aircraft. In cases where we believe that the agreed value stated in the lease is not sufficient, we make arrangements to cover such deficiency, which would include the purchase of additional “Total Loss Only” coverage for the deficiency.

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

The international aviation insurance market has exclusions for physical damage to aircraft hulls caused by weapons of mass destruction, including nuclear events, dirty bombs, bio-hazardous materials, and electromagnetic pulsing. Exclusions for the same type of perils could be introduced into liability policies in the future as well.

We cannot assure you that our lessees will be adequately insured against all risks in all territories in which they operate, that lessees will at all times comply with their obligations to maintain insurance, that any particular claim will be paid, or that lessees will be able to obtain adequate insurance coverage at commercially reasonable rates in the future.

In addition to the insurance coverage obtained by our lessees, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet and maintain other insurance covering the specific needs of our business operations. While we believe our insurance is adequate both as to coverages and amounts based on industry standards in the current market, we cannot assure you that we are adequately insured against all risks and in all territories in which our aircraft operate. For example, Russia, Ukraine, Belarus and the Republic of Sudan are now generally excluded from coverage in our contingent liability, contingent hull and contingent hull war insurance consistent with insurance market terms available at the time these policies were last renewed.

Competition

The leasing, remarketing, and sale of aircraft is highly competitive. While we are one of the largest aircraft lessors operating on a global scale, the aircraft leasing industry is diversified with a large number of competitors. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition, and the availability in the marketplace of the types of aircraft required to meet the needs of airline customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject, and the creditworthiness of the lessee, if any.

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

Corporate Responsibility and Sustainability

Climate Change

We believe our strategy of leasing the most modern, fuel-efficient aircraft available, contributes to the ability of our airline industry customers to work towards their sustainability goals. Aligned with the needs of our customers, reduced fuel consumption, emissions, and noise are a priority when selecting an aircraft to join our fleet. By focusing on these qualities, we strive to introduce more environmentally conscious aircraft into the world’s fleet. Many of the improvements related to fuel efficiency within the aviation industry have been the result of airlines operating new, more fuel-efficient aircraft.

Below is a summary of the Greenhouse Gas (“GHG”) emissions factors used and the GHG emissions by type for the year ended December 31, 2022. We present gross Scope 1 and 2 emissions below. Scope 1 represents direct GHG emissions that occur from sources that are owned or controlled by us. Scope 2 represents GHG emissions from the generation of purchased electricity consumed by us. Scope 1 and Scope 2 GHG emissions information has been prepared in accordance with the World Resources Institute (“WRI”)/World Business Council for Sustainable Development (“WBCSD”) GHG Protocol: A Corporate Accounting and Reporting Standard and WRI/WBCSD GHG Protocol Scope 2 Guidance, collectively referred to here as the GHG Protocol.

GHG Emissions Factors

Emissions Scope	Emissions Source	Emissions Factor Employed
Scope 1 (Direct)	Natural Gas Diesel Backup Generators Corporate Jet Fuel	Natural Gas: Emissions factors are applied to primary data obtained from utility bill (metered consumption). For all natural gas emission sources in the United States, the consumption data was converted from cubic meters to standard cubic feet and the US EPA’s Emission Factors for Greenhouse Gas Inventories, dated April 2023, were applied. For all natural gas emissions sources at international locations, the UK Government GHG Conversion Factors for Company Reporting, dated September 2022, were applied.

Corporate jet fuel: Emissions factors are applied to primary data based on flight logs (fuel burn). Aviation fuel emission factors within the UK Government GHG Conversion Factors for Company Reporting, dated September 2022 were applied.
Scope 2 (Indirect Location-Based)	Electricity Chilled Water	Emissions factors are applied to primary data obtained from utility bill (metered consumption). For some of the offices, in which we rented a portion of the building, we estimated the amount of utility used as a percentage of the building's total based on the data provided by building management. The appropriate Scope 2 eGRID region was identified from the US EPA’s Emission Factors for Greenhouse Gas Inventories, dated April 2023 (of a U.S. facility), or a public available regional factor (if an international facility). The most recently published electricity emission factor from the Sustainable Energy Authority of Ireland was applied to Dublin and the Hong Kong Electric 2022 Sustainability report, dated March 2023, was applied to Hong Kong. Carbon Footprint Country specific Electricity Grid Greenhouse Gas Emission Factors, dated March 2022, was applied to Hong Kong. Lastly, ALC management determined to use the GWPs from the IPCC Fifth Assessment Report (AR5) to remain consistent with the prior year GHG emissions calculations.

GHG Emissions by Type

	Carbon Dioxide	Methane	Nitrous Oxide	Total
Scope 1 Direct	4,919	3	45	4,967
Scope 2 Indirect - Location-Based	262	—	1	263

All GHG emissions figures are in metric tonnes of carbon dioxide equivalents (CO2e). In accordance with the GHG Protocol, we have included in our reporting carbon dioxide (CO2), methane (CH4), and nitrous oxide (N2O). Hydrofluorocarbons (HFCs), perfluorocarbons (PFCs), sulphur hexafluoride (SF6), and nitrogen trifluoride (NF3) emissions have been omitted as they are not material sources of greenhouse gases for us. The emissions figures provided above are based on the reporting tools and information reasonably available to us during the year ended December 31, 2022. There may be variations in methodology used by other companies in reporting emissions data, and consequently it is not always practical to directly compare emissions from different companies. In addition, future emissions results may vary as the methodology and performance measures applied by the aviation industry and by us continue to evolve.

Human Capital Resources

Culture and Values

We strive to conduct our business with integrity and in an honest and responsible manner and to build and maintain long-term, mutually beneficial relationships with our customers, suppliers, shareholders, employees and other stakeholders. We are also committed to fostering, cultivating and preserving a culture of diversity, equity, and inclusion. We believe that a diverse and inclusive culture helps maintain our position as a preeminent aircraft leasing company. As of December 31, 2023, 39% of our employees are multicultural and 52% are female. Our values and priorities are further specified in our code of conduct and our ethics-related compliance policies, procedures, trainings, and programs. Ethical and inclusive behavior is strongly promoted by the management team and these values are reflected in our long-term strategy and our way of doing business.

Employees, Compensation and Benefits

Pay equity is central to our mission to attract and retain the best talent. Our compensation philosophy and reward structure are designed to compensate employees equitably and free of any bias. We demonstrate our commitment to pay equity by regularly reviewing our compensation practices for all our employees. Further, the health and wellness of our employees is a priority, and we offer employee benefits including a competitive compensation philosophy with comprehensive benchmarking analysis. Other benefits for which our employees in the United States, and to the extent practicable outside of the United States, are eligible for include but are not limited to: cash bonus programs, our long-term incentive plan, employee-funded 401(k) programs with company matching, education reimbursement, company-paid medical, dental and vision insurance, company-paid life insurance, reimbursement accounts and remote healthcare services among other health and wellness offerings. As of December 31, 2023, we had 163 full-time employees. None of our employees are represented by a union or collective bargaining agreements.

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
Information about our Executive Officers

Set forth below is certain information concerning each of our executive officers as of February 15, 2024, including his/her age and current position with us. All of our executive officers have been employed by us during the past five years.

Name	Age	Company Position
Steven F. Udvar-Házy	77	Executive Chairman of the Board of Directors
John L. Plueger	69	Chief Executive Officer, President and Director
Carol H. Forsyte	61	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Gregory B. Willis	45	Executive Vice President and Chief Financial Officer
Alex A. Khatibi	63	Executive Vice President
Kishore Korde	50	Executive Vice President, Marketing
Grant A. Levy	61	Executive Vice President, Marketing and Commercial Affairs
John D. Poerschke	62	Executive Vice President of Aircraft Procurement and Specifications

ITEM 1A. RISK FACTORS
The following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the SEC, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

Risks relating to our capital requirements and debt financings

We will require significant capital to refinance our outstanding indebtedness and to acquire aircraft; our inability to make our debt payments and obtain incremental capital may have a material adverse effect on our business.

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2023, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $19.2 billion and our interest payments were approximately $693.8 million for the year ended December 31, 2023. We expect these amounts to grow as we acquire more aircraft. Our level of debt could have important consequences, including making it more difficult for us to satisfy our debt payment obligations and requiring a substantial portion of our cash flows to be dedicated to debt service payments; limiting our ability to obtain additional financing; increasing our vulnerability to negative economic and industry conditions; increasing our interest rate risk; and limiting our flexibility in planning for and reacting to changes in our industry.

Growing our fleet will require us to obtain substantial capital through additional financing, which may not be available to us on favorable terms or at all. As of December 31, 2023, we had 334 new aircraft on order with an estimated aggregate purchase price of approximately $21.7 billion. In addition to utilizing cash flow from operations to meet these commitments and to maintain an adequate level of unrestricted cash, we will need to raise additional funds by accessing committed debt facilities, securing additional financing from banks or through capital markets offerings. We also need to maintain access to the capital and credit markets and other sources of financing in order to repay or refinance our outstanding debt obligations.

Our access to financing sources depends upon a number of factors over which we have limited control, including general market conditions and interest rate fluctuations; periods of unexpected market disruption and volatility; the market’s view of the quality of our business and assets, perception of our growth potential and assessment of our credit risk; the relative attractiveness of alternative investments; and the trading prices of our debt and equity securities. Depending on market conditions at the time and our access to capital, we may also have to rely more heavily on less efficient forms of debt financing or additional equity issuances that may require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes. Further, the issuance of additional shares of preferred stock may result in such preferred stockholders having rights, preferences or privileges senior to existing Class A common stockholders, who would not have the ability to approve such issuance. These alternative measures may not be successful and may not permit us to make required repayments on our debt or meet our cash requirements, including aircraft purchase commitments. The issuance of additional equity may be dilutive to existing shareholders or otherwise may be on terms not favorable to us or existing shareholders.

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

We finance our business through a combination of short-term and long-term debt financings, with most bearing interest at a fixed rate and some bearing interest at a floating rate. As of December 31, 2023, we had $16.4 billion of fixed rate debt and $3.0 billion of floating rate debt outstanding. Further, we have outstanding preferred stock with an aggregate stated amount of $850.0 million that currently pays dividends at a fixed rate, but will alternate to paying dividends based on a floating rate after the initial five years from issuance, with the first $250.0 million of preferred stock alternating to floating rate dividends on March 15, 2024. Any increase in our cost of borrowing directly impacts our net income. Beginning in 2022, market interest rates increased substantially, with the one-month Secured Overnight Financing Rate (“SOFR”) increasing from approximately 0.06% at the beginning of 2022 to approximately 5.35% at the end of 2023 and these interest rate increases have increased our borrowing costs. During 2023, our composite cost of funds increased from 3.07% at December 31, 2022 to 3.77% at December 31, 2023. Our cost of borrowing is affected primarily by the market’s assessment of our credit risk and fluctuations in interest rates and general market conditions. Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in U.S. Treasury rates and SOFR, as applicable, changes in credit spreads, and the duration of the debt being issued. Increased interest rates prevailing in the market at the time of our incurrence of new debt will also increase our interest expense.

Moreover, if interest rates continue to rise sharply, we will not be able to immediately offset the negative impact on our net income by increasing lease rates, even if the market were able to bear the increased lease rates. Our leases are generally entered into 18-36 months in advance of aircraft delivery and are for multiple years with fixed lease rates over the life of the lease. Therefore, lags will exist because our lease rates with respect to a particular aircraft cannot generally be increased until the expiration of the lease. Higher interest expense and the need to offset higher borrowing costs by increasing lease rates may ultimately impact our ability to compete with other aircraft leasing companies in the marketplace, especially if those companies have lower cost of funding.

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

Some of the agreements governing our indebtedness contain financial and non-financial covenants. Most of our credit facilities require us to comply with certain financial maintenance covenants (measured at the end of each quarter) including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. Complying with such covenants may at times necessitate that we forego other opportunities, including incurring additional indebtedness, declaring or paying certain dividends and distributions or entering into certain transactions, investments, acquisitions, loans, guarantees or advances. Moreover, our failure to comply with any of these covenants could constitute a default and could accelerate some, if not all, of the indebtedness outstanding under such agreements and could create cross-defaults under other debt agreements, which would have a negative effect on our business and our ability to continue as a going concern. In addition, for our secured debt, if we are unable to repay such indebtedness when due and payable, the lenders under our secured debt could proceed against, among other things, the aircraft or other assets securing such indebtedness. As the result of the existence of these financial and non-financial covenants and our need to comply with them, the flexibility we have to operate our business may be limited.

Operational risks relating to our business

We may be unable to generate sufficient returns on our aircraft investments which may have an adverse impact on our net income.

Our financial performance is driven by our ability to acquire strategically attractive commercial passenger aircraft, profitably lease and re-lease them, and finally sell such aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations, and meet our other corporate and contractual obligations. We rely on our ability to negotiate and enter into leases with favorable lease terms and to evaluate the ability of lessees to perform their obligations to us prior to receiving the delivery of our orderbook aircraft from the manufacturers. When our leases expire or our aircraft are returned prior to the date contemplated in the lease, we bear the risk of re-leasing or selling the aircraft. Because our leases are predominantly operating leases, only a portion of an aircraft’s value is recovered by the revenues generated from the lease and we may not be able to realize the aircraft’s residual value after lease expiration. Our ability to profitably purchase, lease, re-lease, sell or otherwise dispose of our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time of purchase, lease and disposition. In addition to factors linked to the aviation industry in general, other factors that may affect our ability to generate adequate returns from our aircraft include the maintenance and operating history of the airframe and engines, the number of operators using the particular type of aircraft, and aircraft age. If we are unable to generate sufficient returns on our aircraft due to any of the above factors within or outside of our control, it may have an adverse impact on our net income.

Failure to satisfy our aircraft acquisition commitments would negatively affect our ability to further grow our fleet and net income.

As of December 31, 2023, we had entered into binding purchase commitments to acquire a total of 334 new aircraft for delivery through 2028. If we are unable to complete the purchase of such aircraft, we would face several risks, including forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments; not realizing any of the benefits of completing the acquisitions; damage to our reputation and relationship with aircraft manufacturers; and defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees. If we determine that the capital required to satisfy these commitments is not available on terms we deem attractive, we may eliminate or reduce any then-existing dividend program to preserve capital to apply to such commitments. These risks, whether financial or reputational, would negatively affect our ability to further grow our fleet and net income.

Failure to complete our planned aircraft sales could affect our net income and may lead us to use alternative sources of liquidity.

Proceeds from the sale of aircraft in our owned portfolio help to supplement our liquidity position and contribute to our net income. We currently expect to sell approximately $1.5 billion in aircraft for the full year 2024. If we are unable to complete the sales of such aircraft on the timeline anticipated, or at all, it could impact our net income and may lead us to use alternative sources of liquidity to fund our operations such as additional capital markets issuances or borrowings under our credit facilities.

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
•reduced demand for a particular manufacturer’s product, which may lead to reduced market lease rates and lower aircraft residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet; and
•technical or other difficulties with aircraft or engines after delivery that subject aircraft to operating restrictions, groundings or increased maintenance requirements, resulting in a decline in residual value and lease rates of such aircraft and impair our ability to lease or dispose of such aircraft or engines on favorable terms or at all.

There have been well-publicized delivery delays by airframe and engine manufacturers. For example, we have experienced ongoing delivery delays of Airbus and Boeing aircraft and have been advised delays could extend through 2028. Additionally, recent events surrounding the 737-9 MAX and the FAA’s increased oversight of Boeing’s quality control procedures and constraints placed on 737 MAX program production may result in further delivery delays. In addition, a manufacturing flaw impacting certain Pratt & Whitney engines is resulting in accelerated engine removal and incremental shop visits, which may result in delivery delays of these engines for new aircraft. As a result of airframe and engine delays, our orderbook delivery schedule could continue to be subject to material changes and delivery delays are expected to extend beyond 2024. Our leases and purchase agreements with Airbus and Boeing typically provide for cancellation rights starting at one year after the original contractual delivery date, regardless of cause. If there are delivery delays greater than one year for aircraft that we have made future lease commitments, some or all of our affected lessees could elect to cancel their lease with respect to such delayed aircraft. Any such cancellation could strain our relationship with such lessee going forward and would negatively affect our business.

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

The demand for our aircraft is also affected by other factors outside of our control, including: air passenger demand; air cargo demand; air travel restrictions; airline financial health; changes in fuel costs, interest rates, foreign currency, inflation and general economic conditions; technical problems associated with a particular aircraft or engine model; airport and air traffic control infrastructure constraints; and the availability and cost of financing.

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

From time to time, aircraft values and lease rates have experienced declines due to a variety of factors outside of our control. These factors may impact the aviation industry as a whole or may be more specific to certain types of aircraft in our fleet. For example, the effects of pandemic related travel restrictions, as well as, groundings and aircraft production delays, have each impacted and may continue to impact lease rates or our ability to lease certain aircraft in our fleet or orderbook. Other factors include, but are not limited to: manufacturer production levels and technological innovation; the number of airlines operating the aircraft; our lessees’ failure to maintain our aircraft; the impact of decisions by the regulatory authority under which the aircraft is operated and any applicable airworthiness directives, service bulletins or other regulatory action that could prevent or limit utilization of the aircraft. As a result of these factors, our earnings and cash flows may be impacted by any decrease in the value of aircraft that we own or acquire or decrease in market rates for leases for these aircraft.

Inflationary pressure may have a negative impact on our financial results, including by diminishing the value of our leases.

After a sustained period of relatively low inflation rates, current rates of inflation are above or near recent historical highs in the United States, the European Union, the United Kingdom and other countries. High rates of inflation may have a number of adverse effects on our business. Inflation may increase the costs of goods, services and labor used in our operations, thereby increasing our expenses. Because the majority of our income is derived from leases with fixed rates of payment, high rates of inflation will cause a greater decrease in the value of those payments than had the rates of inflation remained lower. In addition, because our leases are generally for multi-year periods, there has been a lag in our ability to adjust the lease rates for a particular aircraft for corresponding increases in interest rates. High rates of inflation may also lead policymakers to attempt to decrease demand or to adopt higher interest rates to combat inflationary pressures, which could increase our exposure to the risks detailed in “Risks relating to our capital requirements and debt financings—Cost of borrowing or interest rate increases may adversely affect our net income and our ability to compete in the marketplace.” Our suppliers and lessees may also be subject to material adverse effects as a result of high rates of inflation, including as a result of the impact on their financial conditions, changes in demand patterns, price volatility, and supply chain disruption.

Aircraft have limited economic useful lives and depreciate over time and we may be required to record an impairment charge or sell aircraft for a price less than its depreciated book value which may impact our financial results.

We depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft’s residual value over its estimated useful life. Our management team evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable from its expected future undiscounted net cash flow. We develop the assumptions used in the recoverability assessment based on management’s knowledge of, and historical experience in, the aircraft leasing market and aviation industry, as well as from information received from third-party industry sources. Factors considered in developing estimates for this assessment include changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. Any of our assumptions and estimates may prove to be inaccurate, which could adversely impact forecasted cash flow. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value, resulting in an impairment charge. Deterioration of future lease rates and the residual values of our aircraft could result in impairment charges which may have a significant impact on our financial results. The occurrence of unexpected events or changing conditions may also result in impairment charges. For a description of our impairment policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Flight equipment.”

If we were to record an impairment charge on aircraft, or if we were to dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it would reduce our total assets and shareholders’ equity and increase our debt to equity ratio. For example, during the year ended December 31, 2022, we recognized a net loss from asset write-offs of our interest in owned and managed aircraft detained in Russia as a result of the Russia-Ukraine conflict totaling approximately $771.5 million. Depending on the size of the impairment, a reduction in our shareholders’ equity may negatively impact our assigned credit rating from ratings agencies or our ability to comply with financial maintenance covenants in certain of our agreements governing our indebtedness. If we are unable to comply with financial maintenance covenants, it could result in an event of default under such agreements. For these reasons, our financial results may be impacted.

The Russian-Ukraine conflict and the impact of related sanctions may continue to impact our business.

We terminated our leasing activities and wrote-off our interests in owned and managed aircraft detained in Russia during 2022 due to the Russian-Ukraine conflict and related sanctions, which may continue to impact our business, the business of our airline customers and global macroeconomic conditions. Some of our customers are impacted by closures of Russian and Ukrainian airspace, instability in fuel and energy prices, and disruptions of the global supply chain. Ongoing airspace closures require certain of our airline customers to re-route flights to avoid such airspace which has resulted in increased flight times and fuel costs. Any of these factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments which in turn could impact our financial results.

We have concentrated customer exposure and economic, legal and political risks associated with these lessees, including adverse events involving the regions in which these lessees operate may have an adverse effect on our financial condition.

Through our lessees and the countries in which they operate, we are exposed to the specific economic, legal and political conditions and associated risks of those jurisdictions. As of December 31, 2023, we had concentrated customer exposure with our top five lessees by net book value, listed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet”, and we also had approximately 6.8% of our aircraft by net book value on lease to lessees located in China. The concentration of our aircraft in the regions in which these lessees operate exposes us to economic, legal and political conditions in these regions, as well as changes in government relations between any of these regions and the U.S., including trade disputes and trade barriers. Risks related to concentrated exposure can include economic recessions, financial, public health and political emergencies, burdensome local regulations, trade disputes, and increased risks of requisition of our aircraft and risks of wide-ranging sanctions prohibiting us from leasing flight equipment in certain jurisdictions. An adverse economic, legal or political event in or related to these regions, or deterioration of government relations between the U.S. and these regions, could affect the ability of these lessees to meet their obligations to us, or expose us to various associated legal or political risks, which could have an adverse effect on our financial condition.

We are dependent on the ability of our lessees to perform their payment and other obligations to us under our leases and their failure to do so may materially and adversely affect our financial results and cash flows.

We generate substantially all of our revenue from leases of aircraft to commercial airlines and our financial performance is driven by the ability of our lessees to perform their payment and other obligations to us under our leases. The airline industry is cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand; changes in fuel costs, interest rates, foreign currency, inflation, labor difficulties, including pilot shortages, wage negotiations or other labor actions; increases in other operating costs, such as increased insurance costs, general economic conditions and governmental regulation and associated fees affecting the air transportation business. In recent years, geopolitical events such as changes in national policy or the imposition of sanctions, including new sanctions, trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics, pandemics and natural disasters; availability of financing, including availability of governmental support; airline financial health may also have an impact. Finally, our lessees may also be affected by aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event for which insurance coverage is prohibited or limited.

These factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

A majority of our lessees received lease deferrals or other accommodations during the COVID-19 pandemic, and we may agree to deferrals, restructurings and terminations in the ordinary course of our business in the future. If a lessee delays, reduces, or fails to make lease payments when due and if we are unable to agree on a lease payment deferral or lease restructuring and we elect to terminate the lease, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft promptly and at favorable rates, if at all. While deferrals generally shift the timing of payments to a later period, restructurings and terminations generally permanently reduce our lease revenue. If we perform a significant number of restructurings and terminations, the associated reduction in lease revenue could materially and adversely affect our financial results and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings, may result in lost revenues and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Some of our lessees have defaulted on their lease obligations or filed for bankruptcy or otherwise sought protection from creditors (collectively referred to as “bankruptcy”). One of our lessees is subject to bankruptcy proceedings as of February 15, 2024 and lessee bankruptcies may increase in the future. Based on historical rates of airline defaults and bankruptcies, we expect that we will experience additional lessee defaults and bankruptcies in the ordinary course of our business.

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

The aircraft leasing industry is highly competitive. Some of our competitors have greater resources, lower capital costs, the ability to provide financial or maintenance services, or other inducements to potential lessees or buyers that we do not have, which could help them compete more effectively in certain markets we operate in. In addition, some competitors may have higher risk tolerances, lower investment return expectations or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sale prices than we can. Our primary competitors are other aircraft leasing companies. The barriers to entry in the aircraft sale and leaseback market are comparatively low, and new entrants with private equity, hedge fund, or other funding sources appear from time to time.

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

When an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for losses on other legal theories or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. As a result, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet. While we believe our insurance is adequate both as to coverages and amounts based on industry standards in the current market, we cannot assure you that we are adequately insured against all risks and in all territories in which our aircraft operate. For example, Russia, Ukraine, Belarus and the Republic of Sudan are now generally excluded from coverage in our contingent liability, contingent hull and contingent hull war insurance consistent with insurance market terms available at the time these policies were last renewed.

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

In addition, there are certain risks or liabilities that we or our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, insurance coverage is unavailable for claims resulting from dirty bombs, bio-hazardous materials and electromagnetic pulsing. Following the Russia-Ukraine conflict, insurance coverage for claims resulting from acts of terrorism, war or confiscation are subject to increased coverage limitations and increased premiums.

Even where we, or our lessees, have insurance, we or they may face difficulties in recovering losses under such policies. Disputes with insurers over the extent of coverage are common and insurance claims may take years to fully resolve and we, or our lessees, may not ultimately be successful in recovering losses under insurance policies. Pursuing insurance claims may also require us to incur legal, regulatory and other enforcement costs for which we may not be entitled to reimbursement. For example, as described in “Item 3. Legal Proceedings,” we and certain of our subsidiaries have submitted insurance claims to recover losses relating to aircraft detained in Russia, and such claims remain outstanding and subject to litigation.

Accordingly, our or our lessees’ insurance coverage could be insufficient to cover all claims that could be asserted against us arising from the operation of our aircraft. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us if we are sued and are required to make payments to claimants. Moreover, our and our lessees’ insurance coverage is dependent on the financial condition of insurance companies, which might be unable or unwilling to pay claims.

Our or our lessees’ failure to adequately insure our aircraft, or our lessees’ failure to fulfill their indemnity obligations to us, could reduce insurance proceeds otherwise payable to us in certain cases, may result in increased costs and liabilities for our business.

We may experience the death, incapacity or departure of one of our key officers which may negatively impact our business.

We believe that our senior management’s reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. Our future success will depend, to a significant extent, upon the continued service of our senior management team, particularly: Mr. Udvar-Házy, our founder, and Executive Chairman of the Board; Mr. Plueger, our Chief Executive Officer and President; and our other senior officers, each of whose services are critical to the success of our business strategies. We do not have employment agreements with Mr. Udvar-Házy or Mr. Plueger for their services at Air Lease Corporation, although one of our Irish subsidiaries has limited duration employment agreements under which Mr. Udvar-Házy and Mr. Plueger may terminate their employment at any time. If we were to lose the services of any of the members of our senior management team, it may negatively impact our business.

A cyberattack could lead to a material disruption of our information technology (“IT”) systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

We depend on our and our third-party provider’s IT systems to conduct our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, ransomware attacks, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), fire and natural disasters, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to applicable laws or regulations prohibiting such payments. Damage or interruption to such IT systems may require significant investment to fix or replace, and we may suffer operational interruptions. Potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance of existing systems could also disrupt or reduce operational efficiency. Remote work by our employees also increases risks to our IT systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home and while traveling.

Parts of our business depend on the secure operation of our and our third-party providers’ IT systems to manage, process, store, and transmit sensitive information, including our proprietary information and that of our customers, suppliers and employees and aircraft leasing information. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack could adversely impact our daily operations and lead to the loss of sensitive information, including our proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, reputational harm, interruptions in our operations, additional costs and liabilities. Applicable data privacy and security obligations may also require us to notify relevant stakeholders of cyberattacks or make disclosures to applicable regulatory bodies. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. While we devote resources to maintaining and developing cyber-security measures, our resources and technical sophistication may be unable to prevent all types of cyberattacks. We take steps to detect and remediate vulnerabilities in our IT systems, but we may not be able to detect and remediate all vulnerabilities including on a timely basis. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address identified vulnerabilities. A cyberattack leading to a disruption of our IT systems or of those of our third-party providers may negatively affect our ability to conduct our business effectively and may result in lost revenues and additional costs.

Conflicts of interest between us and clients utilizing our fleet management services could arise which may result in legal challenges or reputational harm.

Conflicts of interest may arise between us and customers from our managed business who hire us to perform fleet management services such as leasing, acquisition and sales services. These conflicts may arise because services we provide for these clients are also services which we provide for our own fleet, including placement of aircraft with lessees. Our current fleet management services agreements provide that we will use our reasonable commercial efforts in providing services. Nevertheless, despite these contractual waivers, competing with our fleet management clients in practice may result in strained relationships with them. Any conflicts of interest that arise between us and the clients which utilize our fleet management services may result in legal challenges or reputational harm to our business.

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

Air travel has historically been disrupted, sometimes severely, by the occurrence of events outside of our and our lessees control and these disruptions have adversely affected, and may in the future adversely affect, our business and financial condition. For example, the COVID-19 pandemic and related travel restrictions significantly impacted air travel and our results of operations through weaker demand for used aircraft, increased defaults, bankruptcies or reorganizations of our lessees, increased requests for lease deferrals, and delays in delivery of aircraft. Future epidemic diseases and other diseases, or the fear of such events could provoke responses that negatively affect passenger air travel.

Air travel has also been disrupted by the occurrence of natural disasters and other natural phenomena, such as extreme weather conditions, floods, earthquakes, and volcanic eruptions. Disruptions due to natural disasters may become more frequent or severe because of climate change.

Terrorist attacks, war or armed hostilities between countries or non-state actors, including the fear of such events may adversely affect our business and financial condition. For example, as a result of the Russia-Ukraine conflict, we recorded a net write-off of our interests in our owned and managed aircraft detained in Russia totaling approximately $771.5 million for the year ended December 31, 2022. In addition, the escalating conflict between Hamas and Israel resulted in a declaration of war from Israel. As of December 31, 2023, we had two aircraft in our owned fleet on lease to one customer in Israel and a limited number of customers who operate aircraft in the region. While we cannot predict the extent of the ongoing conflict in the Middle East or whether such conflict may extend to regions outside of Israel and the Gaza Strip, we do not currently expect our business, results of operations or financial condition will be materially impacted. In addition, we have lessees in China that could be impacted by rising tensions between China and the United States. As of December 31, 2023, we had 42 aircraft in our flight equipment subject to operating lease on lease to customers in China.

The occurrence of any of the events described above, or multiple such events, could cause our lessees to experience decreased passenger demand, to incur higher costs, or to generate lower revenues, which could adversely affect their ability to make lease payments to us or to obtain the types and amounts of insurance we require. This in turn could lead to lease restructurings and repossessions, impair our ability to remarket or otherwise dispose of aircraft on favorable terms or at all, or reduce the proceeds we receive for our aircraft in a disposition which may ultimately impact our business.

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

Existing export restrictions impact where we can place and deliver our aircraft. New export restrictions, including those implemented quickly or as a result of geopolitical events, may impact where we can place and deliver our aircraft or the ability of our lessees to operate our aircraft in certain jurisdictions, which may negatively impact our earnings and cash flows. For example, in early 2022, in connection with the ongoing conflict between Russia and Ukraine, the United States, European Union, United Kingdom and others imposed economic sanctions and export controls against certain industry sectors and parties in Russia. These sanctions include closures of airspace for aircraft operated by Russian airlines, bans on the leasing or sale of aircraft to Russian controlled entities, bans on the export and re-export of aircraft and aircraft components to Russian controlled entities or for use in Russia, and corresponding prohibitions on providing technical assistance, brokering services, insurance and reinsurance, as well as financing or financial assistance. While we terminated all of our leasing activities in Russia in March 2022, these sanctions and export controls continue to place restrictions on where and how certain of our lessees can operate aircraft they lease from us.

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

Changes in fuel costs could negatively affect our lessees’ ability to honor the terms of their leases and by extension the demand for our aircraft.

Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental events, and currency exchange rates. The cost of fuel represents a major expense to airlines that is not within their control. Significant increases in fuel costs or ineffective hedges can adversely affect their operating results. Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets increased fuel costs. In addition, they may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. Airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices if such airlines are required as a result to post cash collateral under hedge agreements. Therefore, if fuel prices materially increase or show significant volatility, our lessees are likely to incur higher costs or generate lower revenues, which may affect their ability to meet their obligations to us. A sustained period of lower fuel costs may also adversely affect regional economies in which certain of our lessees operate or demand for fuel-efficient aircraft. Should changes in fuel costs negatively affect our lessees or demand for our aircraft, we may experience lost revenues and reduced net income.

The appreciation of the U.S. dollar could negatively impact our lessees’ ability to honor the terms of their leases, which are generally denominated in U.S. dollars, and may result in lost revenues and reduced net income.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel expenses. For the year ended December 31, 2023, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Regulatory, tax and legal risks relating to our business

Income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, as our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various states or foreign jurisdictions. Such landings may result in us being subject to various foreign, state and local taxes in such states or foreign jurisdictions. Further, any changes in tax laws in any of the jurisdictions that subject us to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate. To the extent such changes are within the United States, we may be disproportionately impacted as compared to our competitor aircraft lessors. For example, certain provisions of the Tax Cuts and Jobs Act that phased into effect in 2022 limit our ability to deduct interest expense from taxable income in future financial statements. Also, in August 2022, United States Congress passed the Inflation Reduction Act of 2022. The key tax provisions applicable to us are a 15% corporate minimum tax on adjusted book income. Further, the base erosion and profit shifting (“BEPS”) project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”), a coalition of member countries, could result in changes in the tax laws of many of the foreign jurisdictions in which we do business, including Ireland and Hong Kong. The OECD is recommending additional changes to numerous long-standing tax principles, including the implementation of a minimum global effective tax rate of 15%, which could impact our effective tax rate and increase our cash tax payments in future years if these changes are adopted. We currently do not expect these changes to have a material impact on our financial position; however, we will continue to evaluate the impact as further information becomes available.

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

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, could disrupt our business and operations. Various countries, including the United States and the European Union, have announced sustainability initiatives to reduce carbon emissions, explore sustainable aviation fuels, require tracking and disclosure of emissions metrics, or the establishment of sustainability measures and targets. Climate and environmental regulations may impact the types of aircraft we target for investment and the demand for certain aircraft and engine types, and could result in a significant increase in our costs and expenses and adversely affect future revenue, cash flows and financial performance. Failure to address climate regulations and policies could result in greater exposure to economic and other risks.

Corporate responsibility and sustainability matters may impose additional costs and expose us to new risks.

Public sustainability reporting is becoming more broadly expected by investors, shareholders, regulatory agencies and other third parties. Certain financial organizations and organizations that provide corporate governance and other corporate risk information to investors have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon sustainability metrics. Some financial institutions and investment funds focus on positive sustainability business practices and sustainability scores when making investments and may consider a company’s sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve sustainability disclosures or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Our corporate responsibility reporting, disclosure controls, initiatives or objectives, including with respect to board diversity and climate-related matters, may not meet the standards set by investor, regulator, listing exchange, ratings agency or other stakeholder expectations, which may harm our reputation, customer relationships, access to capital, or expose us to liability or other regulatory action.

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

We have training programs in place for our employees with respect to FCPA, OFAC, UKBA, export controls and similar laws and regulations, but we cannot assure that our employees, consultants, sales agents, or associates will not engage in unlawful conduct for which we may be held responsible or that our business partners, including our lessees will not engage in conduct that could affect their ability to perform their contractual obligations and result in our being held liable for such conduct. Violation of laws or regulations may result in increased liabilities including penalties and fines as well as reputational harm.

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

Laws, regulations and other obligations (including applicable guidance, industry standards, external and internal privacy and security policies and contractual requirements) relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal, disclosure, security and use) of personal data, and the interpretation and application of many existing privacy and data protection laws and regulations in the U.S. (including the California Consumer Privacy Act, as amended (“CCPA”)), Europe (including the E.U.’s General Data Protection Regulation) and elsewhere impose stringent obligations. For example, the CCPA, which applies to business representative and other types of personal data of California residents, provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, irrespective of the merits, could be time consuming, result in costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), litigation (including class action claims) or mass arbitration demands, penalties and fines, require us to change our business practices or cause business interruptions and may lead to administrative, civil, or criminal liability.

Risk factors relating to investment in our Class A common stock

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our restated certificate of incorporation or amended and restated bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) or Securities Act of 1933 (the “Securities Act”), each as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. The exclusive forum provision in our amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or stockholders, which may discourage lawsuits against us and our directors, officers and other employees and stockholders. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

We may obtain financing or further increase our capital resources by issuing additional shares of Class A common stock, or additional series of preferred stock, or offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, or new convertible or preferred securities. Issuing additional shares of Class A common stock or other equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock. Upon liquidation, holders of our debt securities, our outstanding preferred stock, and any new series of preferred stock, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Our outstanding preferred stock have preferences with respect to liquidating distributions and dividend payments which limit our ability to pay dividends to our Class A common stockholders, subject to certain conditions. Any new series of preferred stock could have similar or different preferences. Our decision to issue securities in the future will depend on market conditions and we cannot predict the amount, timing or nature of such issuances, which could be dilutive to Class A stockholders and reduce the market price of our Class A common stock.

We may not be able to continue, or may elect to discontinue, paying dividends which may adversely affect our stock price.

Current dividends may not be indicative of future dividends, and our ability to continue to pay or increase dividends to our shareholders is subject to our board of director’s discretion and depends on: our ability to comply with covenants imposed by our financing agreements and our outstanding preferred stock that limit our ability to pay dividends and make certain restricted payments; difficulties in raising additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term debt before it matures; our ability to negotiate favorable lease rates and other contractual terms; demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of aircraft investments, principal repayments and other capital needs; the value of our fleet; our results of operations and general business conditions; legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. In the future we may elect not to pay dividends, be unable to pay dividends or maintain or increase our current level of dividends, which may negatively affect our stock price.

Future sales of our Class A common stock by our directors, executive officers or significant stockholders, or the perception these sales may occur, may cause our stock price to decline.

If our directors, executive officers or other affiliates, sell substantial amounts of our Class A common stock in the public market, or are perceived as intending to sell, the price of our Class A common stock could decline. Shares of our Class A common stock underlying any outstanding restricted stock unit awards are reserved for issuance under the Air Lease Corporation 2014 Equity Incentive Plan or Air Lease Corporation 2023 Equity Incentive Plan, as applicable, and have been registered on Form S-8 under the Securities Act, and will become eligible for sale in the public markets upon vesting, subject to Rule 144 limitations applicable to affiliates or the registration of the resale with the SEC. The sale of these shares could impair our ability to raise capital through the sale of equity or equity related securities. In addition, a significant number of shares of our Class A common stock may be sold in the public market by any selling stockholders listed in a prospectus we may file with the SEC and such sales, or the perception they may occur, could adversely affect prices for our Class A common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our cybersecurity program includes the assessment, identification and management of material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K). To identify and assess material risks from cybersecurity threats, our annual enterprise risk management assessment considers cybersecurity threat risks alongside other risks as part of our overall risk assessment process. In addition, we engage with consultants, internal and external auditors and other third parties to gather certain insights designed to identify and assess material cybersecurity threat risks, their severity and potential mitigations. We also employ a range of tools and services, depending on the environment, including network and endpoint monitoring, vulnerability assessments, penetration testing and tabletop exercises, to inform our cybersecurity risk identification and assessment. As part of our cybersecurity program, we maintain an incident response plan that includes processes to assess the severity of, escalate, contain, investigate and remediate certain cybersecurity incidents, as well as to comply with applicable reporting obligations.

Our board of directors has delegated oversight of our cybersecurity program, which includes oversight of cybersecurity threats, to the audit committee. Throughout the year at each quarterly meeting, the audit committee receives updates on our cybersecurity program from senior management, including in connection with program enhancements, audits of the program and employee cybersecurity training. Our Head of Information Technology is a Certified Information Systems Security Professional who has provided program management and enterprise cybersecurity services across different organizations for over twenty years, has a Master of Information Technology Management and is responsible for day-to-day assessment and management of our information systems and cybersecurity program. Our Head of Information Technology reports directly to our Chief Financial Officer.

For a description of the risks from cybersecurity threats that are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “A cyberattack could lead to a material disruption of our information technology (“IT”) systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.”

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2023, we owned 463 aircraft, comprised of 345 narrowbody aircraft and 118 widebody aircraft. Our fleet has a weighted average age of 4.6 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our owned fleet as of December 31, 2023:

Aircraft Type	2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100	—	—	—	—	—	2	2
Airbus A220-300	—	—	—	—	—	13	13
Airbus A319-100	—	1	—	—	—	—	1
Airbus A320-200	2	8	3	2	2	11	28
Airbus A320-200neo	—	—	—	4	4	17	25
Airbus A321-200	—	5	9	2	6	1	23
Airbus A321-200neo	—	—	2	7	8	78	95
Airbus A330-200	2	1	2	—	2	6	13
Airbus A330-300	—	3	1	—	—	1	5
Airbus A330-900neo	—	—	1	—	—	22	23
Airbus A350-900	—	—	1	1	1	11	14
Airbus A350-1000	—	—	—	—	—	7	7
Boeing 737-700	1	2	—	—	—	—	3
Boeing 737-800	3	20	21	13	4	12	73
Boeing 737-8 MAX	—	13	—	1	1	37	52
Boeing 737-9 MAX	—	—	—	—	—	29	29
Boeing 777-200ER	—	1	—	—	—	—	1
Boeing 777-300ER	—	2	9	4	6	3	24
Boeing 787-9	—	—	1	2	3	19	25
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	1	—	—	—	—	1
Total	8	57	50	36	37	275	463

Commitments

As of December 31, 2023, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $21.7 billion for delivery as shown below. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for some aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are not yet able to determine the full impact of these delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

	Estimated Delivery Years
Aircraft Type	2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	19	10	18	14	—	—	61
Airbus A320/321neo(1)	21	13	40	40	38	—	152
Airbus A330-900neo	6	1	—	—	—	—	7
Airbus A350-900/1000	4	—	—	—	—	—	4
Airbus A350F	—	—	—	4	3	—	7
Boeing 737-7/8/9 MAX	31	32	16	—	2	—	81
Boeing 787-9/10	11	10	1	—	—	—	22
Total(2)	92	66	75	58	43	—	334

(1) Our Airbus A320/321neo aircraft orders include 11 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

New Aircraft Placements

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2023, along with the lease placements of such aircraft as of February 15, 2024. Our aircraft delivery schedule could continue to be subject to material changes, and delivery delays are expected to extend beyond 2024. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are not yet able to determine the full impact of these delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2024	92	92	100.0%
2025	66	66	100.0%
2026	42	75	56.0%
2027	17	58	29.3%
2028	—	43	—%
Thereafter	—	—	—%
Total	217	334

Our lease commitments for all of the lease placements noted in the table above, except five aircraft delivering in 2026, are binding leases. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067, USA. We also lease offices in Hong Kong and Dallas, Texas and own our office in Dublin, Ireland. We believe our current facilities are adequate for our current needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers on our aviation insurance policies (collectively, the “Plaintiffs’ Insurers”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California seeking recovery of actual damages (subject to proof at trial) and declaratory relief against the Plaintiffs’ Insurers for breach of contract and breach of the covenant of good faith and fair dealing in connection with the Plaintiffs’ previously submitted insurance claims for which a trial date has been set for April 17, 2025. On December 21, 2023, certain Plaintiffs received cash insurance settlement proceeds of approximately US$64.9 million in settlement of their insurance claims under S7’s insurance policies in respect of four aircraft in our owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine. The receipt of these insurance settlement proceeds serves to mitigate, in part, such Plaintiffs’ losses under their aviation insurance policies.

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for aircraft that remain in Russia. The lawsuit against the Airlines’ Insurers is in the early stages and no trial date has been set.

We do not believe these matters will have a material adverse effect on our results of operations, financial condition or cash flow, as we recorded a write-off of our entire interest in our owned and managed aircraft detained in Russia during 2022 and any recovery in these lawsuits would be recorded as a gain in our financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for the Company’s stock. As of December 31, 2023, there were 111,027,252 shares of Class A common stock outstanding. As of February 7, 2024, shares of the Company’s Class A common stock outstanding were held by approximately 64 holders of record.

Dividends

The following table sets forth the dividends declared on the Company’s outstanding Class A common stock for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Dividends declared per share	$0.81	$0.755	$0.665

The board of directors approved quarterly cash dividends on the Company’s outstanding Class A common stock in 2023 and expects to continue approving a comparable quarterly cash dividend on the Company’s outstanding Class A common stock for the foreseeable future. However, the Company’s cash dividend policy can be changed at any time at the discretion of the Company’s board of directors. On February 13, 2024, the Company’s board of directors approved a quarterly cash dividend of $0.21 per share on the Company’s outstanding Class A common stock. The dividend will be paid on April 10, 2024 to holders of record of Class A common stock as of March 15, 2024.

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the Company’s 2022 custom benchmark group and the Company’s 2023 custom benchmark group. Due to the lack of other publicly traded, stand-alone aircraft leasing companies, the Company is utilizing the custom benchmarking group included in the Company’s annual proxy statements for its current and future performance graphs. This custom benchmarking group reflects companies with similar characteristics to the Company’s business, including exposure to real assets, dependence on a highly skilled management team, credit exposure/underwriting expertise, and significant capital investments. The Company’s 2023 custom benchmark group was updated to remove certain size outliers based on market capitalization and to maintain a balanced industry representation. The customized benchmarking group investments are weighted by market capitalization as of December 31, 2018, and adjusted monthly. The Company believes that the S&P Midcap 400 Index, as measured by market capitalization, is currently still the most similar index benchmark to the Company.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, the 2022 custom benchmarking group, the 2023 custom benchmarking group and the S&P Midcap 400 Index on December 31, 2018, and the relative performance of each is tracked through December 31, 2023. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2023
The foregoing Performance Graph does not constitute soliciting material and shall not be deemed filed, incorporated by reference into or a part of any other filing by the Company (including any future filings) under the Securities Act, or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein.

Company Purchases of Stock

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

Air Lease Corporation is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing the most modern, fuel-efficient new technology commercial jet aircraft directly from aircraft manufacturers, such as Airbus and Boeing, and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

2023 Summary

During the year ended December 31, 2023, we purchased 71 new aircraft from Airbus and Boeing and sold 27 aircraft1. We ended the year with a total of 463 aircraft in our owned fleet. The net book value of our fleet grew by 6.9% to $26.2 billion as of December 31, 2023 compared to $24.5 billion as of December 31, 2022. The weighted average age of our fleet2 was 4.6 years and the weighted average lease term remaining was 7.0 years as of December 31, 2023. Our managed fleet was comprised of 78 aircraft as of December 31, 2023 compared to 85 aircraft as of December 31, 2022. We have a globally diversified customer base comprised of 119 airlines in 62 countries as of December 31, 2023. We continued to maintain a strong lease utilization rate of 99.9% for the year ended December 31, 2023.

As of December 31, 2023, we had commitments to purchase 334 aircraft from Airbus and Boeing for delivery through 2028, with an estimated aggregate commitment of $21.7 billion. We have placed 100% of our committed orderbook on long-term leases for aircraft delivering through the end of 2025 and have placed approximately 65% of our entire orderbook. We ended 2023 with $31.0 billion in committed minimum future rental payments, consisting of $16.4 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.6 billion in minimum future rental payments related to aircraft which will deliver between 2024 through 2027.

We finance the purchase of aircraft and our business with available cash balances and internally generated funds, including through cash flows from our operating leases, aircraft sales and trading activity, and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. We ended 2023 with an aggregate borrowing capacity under our revolving credit facility of $6.3 billion and total liquidity of $6.8 billion. As of December 31, 2023, we had total debt outstanding of $19.4 billion, of which 84.7% was at a fixed rate and 98.4% of which was unsecured, and in the aggregate, our composite cost of funds was 3.77%.

Our total revenues for the year ended December 31, 2023 increased by 15.9% to $2.7 billion as compared to 2022. The increase in total revenues was primarily driven by the continued growth in our fleet, an increase in sales activity and higher end of lease revenue. During the year ended December 31, 2023, we recognized $156.3 million in gains from the sale of 27 aircraft and also recognized $124.4 million in end of lease revenue from the return of 22 aircraft. During the year ended December 31, 2022, we recognized $48.0 million in gains from the sale of 15 aircraft1. In addition, in 2022, we recorded $76.6 million in income related to security deposit forfeitures and maintenance reserve revenue from the return of 12 aircraft as well as the termination of our leasing activities in Russia.

1Aircraft sales include two sales-type lease transactions and nine sales-type lease transactions during the year ended December 31, 2023 and 2022, respectively.
2References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

During the year ended December 31, 2023, our net income attributable to common stockholders was $572.9 million, or $5.14 per diluted share, as compared to net loss attributable to common stockholders of $138.7 million, or $1.24 loss per diluted share, for the year ended December 31, 2022. The increase compared to the prior year was primarily due to the increase in revenues as discussed above partially offset by higher interest expense, which resulted from an increase in our composite cost of funds. In addition, in 2023, we recognized a net benefit of approximately $67.0 million received from the settlement of insurance claims with one of our former Russian lessees as discussed below, whereas in 2022, we recognized a net write-off of $771.5 million related to our Russian fleet.

Adjusted net income before income taxes3 during the year ended December 31, 2023 was $733.6 million or $6.58 per adjusted diluted share, as compared to $659.9 million, or $5.89 per adjusted diluted share, for the year ended December 31, 2022. The increase in our adjusted net income before income taxes and adjusted diluted earnings per share before income taxes primarily relates to the increase in revenues as discussed above, partially offset by higher interest expense.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 6.9%, to $26.2 billion as of December 31, 2023, compared to $24.5 billion as of December 31, 2022. During the year ended December 31, 2023, we purchased 71 new aircraft from Airbus and Boeing and sold 27 aircraft. We ended the period with a total of 463 aircraft in our owned fleet. As of December 31, 2023, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.6 years and 7.0 years, respectively. We also managed 78 aircraft as of December 31, 2023.

Our portfolio metrics as of December 31, 2023 and 2022 are as follows:

	December 31, 2023		December 31, 2022
Net book value of flight equipment subject to operating lease	$26.2	billion	$24.5	billion
Weighted-average fleet age(1)	4.6 years		4.5 years
Weighted-average remaining lease term(1)	7.0 years		7.1 years

Owned fleet(2)	463		417
Managed fleet	78		85
Aircraft on order	334		398
Total	875		900

Current fleet contracted rentals	$16.4	billion	$15.6	billion
Committed fleet rentals	$14.6	billion	$15.8	billion
Total committed rentals	$31.0	billion	$31.4	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of December 31, 2023, our owned fleet count included 14 aircraft classified as flight equipment held for sale and 12 aircraft classified as net investments in sales-type leases, which are both included in Other assets on the Consolidated Balance Sheet.

3 Adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items, such as net write-offs and recoveries related to our former Russian fleet. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” below for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline's principal place of business as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Asia Pacific	$10,456,435	39.8%	$10,818,250	44.1%
Europe	9,881,024	37.7%	7,985,317	32.5%
Central America, South America, and Mexico	2,361,089	9.0%	1,924,216	7.8%
The Middle East and Africa	2,062,420	7.9%	2,253,342	9.3%
U.S. and Canada	1,470,240	5.6%	1,557,260	6.3%
Total(1)	$26,231,208	100.0%	$24,538,385	100.0%

(1) As of December 31, 2022, we had four aircraft classified as held for sale with a carrying value of $153.5 million included in the table above.

The following table sets forth our top five lessees by net book value as of December 31, 2023:

December 31, 2023
Lessee	% of Total
EVA Air	4.9%
Virgin Atlantic	4.8%
Air France-KLM Group	4.3%
ITA	4.2%
Vietnam Airlines	4.1%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	2	0.4%	—	—%
Airbus A220-300	13	2.8%	4	1.0%
Airbus A319-100	1	0.2%	1	0.2%
Airbus A320-200	28	6.0%	28	6.7%
Airbus A320-200neo	25	5.4%	23	5.5%
Airbus A321-200	23	5.0%	23	5.5%
Airbus A321-200neo	95	20.6%	78	18.7%
Airbus A330-200(1)	13	2.8%	13	3.1%
Airbus A330-300	5	1.1%	5	1.2%
Airbus A330-900neo	23	5.0%	16	3.8%
Airbus A350-900	14	3.0%	13	3.1%
Airbus A350-1000	7	1.5%	6	1.4%
Boeing 737-700	3	0.6%	4	1.0%
Boeing 737-800	73	15.8%	82	19.7%
Boeing 737-8 MAX	52	11.2%	47	11.3%
Boeing 737-9 MAX	29	6.3%	15	3.7%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	5.2%	24	5.8%
Boeing 787-9	25	5.4%	27	6.5%
Boeing 787-10	6	1.3%	6	1.4%
Embraer E190	1	0.2%	1	0.2%
Total(2)	463	100.0%	417	100.0%

(1) As of December 31, 2023, aircraft count includes two Airbus A330-200 aircraft classified as freighters.
(2) As of December 31, 2023, our owned fleet count included 14 aircraft classified as flight equipment held for sale and 12 aircraft classified as net investments in sales-type leases, which are both included in Other assets on the Consolidated Balance Sheet.

As of December 31, 2023, we had contractual commitments to purchase 334 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $21.7 billion, for delivery through 2028 as shown in the following table. The table is subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for all of the aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are not currently able to determine the full impact of these delays.

	Estimated Delivery Years
Aircraft Type	2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	19	10	18	14	—	—	61
Airbus A320/321neo(1)	21	13	40	40	38	—	152
Airbus A330-900neo	6	1	—	—	—	—	7
Airbus A350-900/1000	4	—	—	—	—	—	4
Airbus A350F	—	—	—	4	3	—	7
Boeing 737-7/8/9 MAX	31	32	16	—	2	—	81
Boeing 787-9/10	11	10	1	—	—	—	22
Total(2)	92	66	75	58	43	—	334

(1) Our Airbus A320/321neo aircraft orders include 11 long-range variants and 49 extra long-range variants.
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

In January 2024, the FAA ordered the temporary grounding of certain Boeing 737-9 MAX aircraft after the in-flight loss of a mid-cabin exit door plug in one aircraft. The FAA approved an inspection and maintenance process allowing grounded 737-9 MAX aircraft to be safely returned to service upon successful completion. However, as a result, Boeing will not be allowed to increase 737 MAX production rates until certain quality control issues are resolved. Due to these production constraints, we expect further delivery delays on our 737 MAX aircraft orders, and we are unable to speculate when Boeing 737 MAX production rates will normalize.

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

As a result of continued manufacturing delays described herein, our aircraft delivery schedule could continue to be subject to material changes and delivery delays are expected to extend beyond 2024.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft scheduled to be delivered as of December 31, 2023, along with the lease placements of such aircraft as of February 15, 2024. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types; however, they have yet to meaningfully increase production. At current production rates, we do not see delivery delays improving in the near term. In addition, the Pratt & Whitney GTF engine manufacturing flaws and the FAA’s pending review of Boeing’s quality control procedures could further impact delivery delays of new Airbus A320neo family aircraft and the Boeing 737 MAX, respectively. See “Aircraft Industry and Sources of Revenues” below for more information. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are not currently able to determine the full impact of these delays.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2024	92	92	100.0%
2025	66	66	100.0%
2026	42	75	56.0%
2027	17	58	29.3%
2028	—	43	—%
Thereafter	—	—	—%
Total	217	334

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of December 31, 2023, we had a globally diversified customer base of 119 airlines in 62 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

We believe the current airline operating environment is favorably positioned for our Company and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, OEM supply chain challenges and backlogs, the rising price of jet fuel, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft.

Passenger traffic volume has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The IATA reported that passenger traffic was up 37% during 2023 relative to the prior year, primarily due to a significant acceleration in international traffic and strong continued expansion of domestic traffic in most markets. International traffic in 2023 rose 42% relative to the prior year, benefiting from a significant recovery in international travel in the Asia Pacific region, as well as continued robust international traffic expansion in all other major markets reported by IATA. Global domestic traffic rose 30% during 2023 as compared to the prior year, with most major markets experiencing double-digit percentage increases as compared to 2022. Meanwhile, passenger load factors also continue to rise and are persisting at historically high levels, which is compounding airline demand for additional aircraft. IATA reported a total global passenger load factor of 82% for the full-year 2023, as compared to 79% for full-year 2022, and 80% for full-year 2013.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests. Airline forward ticket sales as reported by IATA remained strong in 2023, illustrating continued support for traffic volume into 2024. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, as well as shorter on-wing engine time of most new technology engines. These delays have impacted and may continue to impact the ability of Airbus and Boeing to meet their contractual delivery obligations to us. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future.

The increased demand for our aircraft, combined with elevated interest rates and inflation, helped to increase lease rates during the year ended December 31, 2023. However, lease rate increases continue to lag behind interest rate increases. We expect that lease rates will continue to increase as airlines adjust to a persistently higher interest rate environment and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the tightening of credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

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

Other Industry Updates

In late 2023, RTX Corporation (“RTX”) disclosed additional details on a manufacturing flaw impacting certain of its Pratt & Whitney PW1100G GTF engines manufactured between late 2015 and mid-2021 that power the Airbus A320/A321neo family. Accelerated engine removal and incremental shop visits as a product of the flaw are expected by RTX to result in a significant increase in A320/A321neo family aircraft on ground through 2026, potentially leading to further delivery delays as new engines and related parts are redirected for repairs. The issue is also expected to result in increased demand for other narrowbody aircraft types, increased delays at maintenance, repair and overhaul (“MRO”) providers, as well as elevated spare engine demand. The airline industry is being negatively impacted by these manufacturing flaws, though for our business, we believe further commercial aircraft supply constraints are benefitting lease rates and aircraft values.

In January 2024, the FAA ordered the temporary grounding of certain Boeing 737-9 MAX aircraft after the in-flight loss of a mid-cabin exit door plug in one aircraft. The FAA approved an inspection and maintenance process allowing grounded 737-9 MAX aircraft to be safely returned to service upon successful completion. However, as a result, Boeing will not be allowed to increase 737 MAX production rates until certain quality control issues are resolved. Due to these production constraints, we expect further delivery delays on our 737 MAX aircraft orders, and we are unable to speculate when Boeing 737 MAX production rates will normalize.

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

Update on Russian Fleet

On December 21, 2023, we received cash insurance settlement proceeds of approximately $64.9 million in settlement of our insurance claims under S7’s insurance policies (the “Policies”) in respect of three A320-200 and one A321-200 aircraft in our owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine in February 2022. Effective upon receipt of the insurance settlement proceeds from Limited Liability Company Insurance Company “NSK” (“NSK”), a Russian insurance company, we and certain of our subsidiaries, among other things, (i) released our insurance claims against NSK, S7 and S7’s former insurer under the Policies, (ii) released our reinsurance claims against S7’s non-Russian reinsurers under the Policies, in each case with respect to these aircraft, and (iii) transferred title to the aircraft to NSK. We also had five A321-200neo aircraft previously on lease to S7 that were not included in the insurance settlement. As a result, during the year ended December 31, 2023, we recognized a net benefit of approximately $67.0 million from the settlement of insurance claims under the Policies, comprised of $64.9 million in cash settlement proceeds and a $2.3 million benefit from our equity interest in our managed fleet that were previously on lease to S7, less certain transaction expenses.

As of February 15, 2024, we or the respective managed platform maintain title to 16 aircraft previously included in our owned fleet and two aircraft previously included in our managed fleet that are still detained in Russia. While we remain in ongoing settlement discussions regarding these aircraft, the operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities. It is uncertain whether any of these discussions will result in any settlement or receipt of settlement proceeds and, if so, in what amount.

As previously disclosed, in June 2022, we and certain of our subsidiaries submitted insurance claims to the insurers on our aviation insurance policies to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. The receipt of the insurance settlement proceeds serves to mitigate, in part, our losses under our aviation insurance policies. We continue to have significant claims against our aviation insurance carriers and will continue to vigorously pursue all available insurance claims and our related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any future insurance and related recoveries and the outcome of our ongoing insurance litigation remain uncertain at this time. See “Item 3. Legal Proceedings” for information on our ongoing litigation proceedings regarding aircraft that remain detained in Russia.

Liquidity and Capital Resources

Overview

We ended 2023 with available liquidity of $6.8 billion which was comprised of unrestricted cash of $0.5 billion and undrawn balances under our unsecured revolving credit facility of $6.3 billion. We finance the purchase of aircraft and our business operations using available cash balances and internally generated funds, including through cash flows from our operating leases, aircraft sales and trading activity, and debt financings. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond.

We ended 2023 with total debt outstanding of $19.4 billion, of which 84.7% was at a fixed rate and 98.4% of which was unsecured, and in the aggregate, our composite cost of funds was 3.77%. As of December 31, 2022, we had total debt outstanding of $18.8 billion, of which 91.3% was at a fixed rate and 99.3% was unsecured, and in the aggregate, our composite cost of funds was 3.07%.

Capital Allocation Strategy

We have a balanced approach to capital allocation based on the following priorities, ranked in order of priority: first, investing in modern, in-demand aircraft to profitably grow our core aircraft leasing business while maintaining strong fleet metrics and creating sustainable long-term shareholder value; second, maintaining our investment grade balance sheet utilizing unsecured debt as our primary form of financing; and finally, in line with the aforementioned priorities, returning excess cash to shareholders through our dividend policy as well as regular evaluation of share repurchases, as appropriate.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended 2023 with $460.9 million in unrestricted cash.
•Lease cash flows: We ended 2023 with $31.0 billion in committed minimum future rental payments comprised of $16.4 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.6 billion in minimum future rental payments related to aircraft which will deliver between 2024 through 2027. These rental payments are a primary driver of our short and long-term operating cash flow. As of December 31, 2023, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.4 billion. For further detail on our minimum future rentals for 2025 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

•Unsecured revolving credit facility: As of February 15, 2024, our $7.4 billion revolving credit facility is syndicated across 51 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2027, although we expect to refinance this facility in advance of that date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of December 31, 2023, we had $1.1 billion outstanding under our unsecured revolving credit facility.
•Senior unsecured securities: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. During 2023, we issued approximately $1.1 billion in aggregate principal amount of senior unsecured notes, all maturing in 2028, with a weighted average interest rate of 5.52% and through a trust, issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. We expect to have continued access to the investment grade bond market and other unsecured securities in the future, although we anticipate that interest rates for issuances in the near term will remain elevated compared to those available prior to 2022.

•Unsecured bank facilities: We have active dialogue with a variety of global financial institutions and enter into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding. During 2023, we were active in the unsecured bank market with approximately $1.2 billion of new unsecured credit facilities established in the form of bilateral and syndicated term loans. These loans are pre-payable without penalty at any time offering us significant flexibility in different rate environments.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We have $1.5 billion of aircraft in our sales pipeline, which includes $605.1 million of aircraft classified as flight equipment held for sale as of December 31, 2023 and $891.8 million of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed in 2024. We expect to sell approximately $1.5 billion in aircraft for the full year 2024 and continue to see robust demand in the secondary market to support our aircraft sales program.
•Other sources: In addition to the above, we generate liquidity through cash received from security deposits and maintenance reserves from our lease agreements, other sources of debt financings (including secured bank term loans, export credit and private placements), as well as issuances of preferred stock.

Tighter monetary policies in the United States and other countries since early 2022 resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated. This higher interest rate environment has resulted in increased borrowing costs for us during 2023 and will result in increased borrowing costs until interest rates decline. Historically, there has been a lag between a rise in interest rates and subsequent increases in lease rates. While we saw an increase in lease rates during 2023, which are serving to partially offset increased borrowing costs, lease rate increases continue to lag the rapid increase in interest rates. We believe that lease rates should continue to increase as airlines adjust to a persistently higher rate environment and our funding advantage relative to our airline customers widens. In addition, lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

As of December 31, 2023, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Our material cash requirements are primarily comprised of aircraft purchases, debt service payments and general operating expenses. The amount of our cash requirements depends on a variety of factors, including, the ability of aircraft manufacturers to meet their contractual delivery obligations to us, the ability of our lessees to meet their contractual obligations with us, the timing of aircraft sales from our fleet, the timing and amount of our debt service obligations, potential aircraft acquisitions, and the general economic environment in which we operate.

4 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

Our material cash requirements as of December 31, 2023 are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Purchase commitments(1)	$6,827,356	$4,424,683	$4,357,060	$3,551,190	$2,576,015	$—	$21,736,304
Long-term debt obligations	3,208,528	2,422,621	4,426,425	3,824,847	2,700,336	2,780,703	19,363,460
Interest payments on debt outstanding(2)	737,328	646,097	544,903	351,122	170,976	193,000	2,643,426
Total	$10,773,212	$7,493,401	$9,328,388	$7,727,159	$5,447,327	$2,973,703	$43,743,190

(1) Purchase commitments reflect future Airbus and Boeing aircraft deliveries based on information currently available to us based on contractual documentation.
(2) Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2023, which is inclusive of any cross-currency hedging arrangements.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft may differ from our estimates and could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our purchase commitments shown in the table above may not reflect when the aircraft investments are eventually made. For 2024, we currently expect to make between $4.5 billion and $5.5 billion in aircraft investments.
The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock.
Cash Flows

Our cash flow provided by operating activities increased by $0.4 billion to $1.7 billion for the year ended December 31, 2023. The increase was primarily due to the continued growth of our fleet and an increase in customer cash collections as compared to the prior year. Our cash flow used in investing activities decreased by $0.6 billion to $2.8 billion for the year ended December 31, 2023. This decrease was principally driven by a $1.4 billion increase in our aircraft sales activity, partially offset by a $0.9 billion increase in our aircraft investment activity. Our cash flow provided by financing activities decreased by $1.0 billion to $0.7 billion for the year ended December 31, 2023. The decrease is primarily due to a $0.5 billion increase in debt repayments resulting from an increase in our aircraft sales activity discussed above.

Debt

Our debt financing as of December 31, 2023 and 2022 is summarized below:

	December 31, 2023	December 31, 2022
	(U.S. dollars in thousands, except percentages)
Unsecured
Senior unsecured securities	$16,329,605	$17,095,116
Term financings	1,628,400	582,950
Revolving credit facility	1,100,000	1,020,000
Total unsecured debt financing	19,058,005	18,698,066
Secured
Export credit financing	204,984	11,646
Term financings	100,471	113,717
Total secured debt financing	305,455	125,363

Total debt financing	19,363,460	18,823,429
Less: Debt discounts and issuance costs	(180,803)	(182,366)
Debt financing, net of discounts and issuance costs	$19,182,657	$18,641,063
Selected interest rates and ratios:
Composite interest rate(1)	3.77%	3.07%
Composite interest rate on fixed-rate debt(1)	3.26%	2.98%
Percentage of total debt at a fixed-rate	84.71%	91.34%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of December 31, 2023, we had $16.3 billion in senior unsecured securities outstanding. As of December 31, 2022, we had $17.1 billion in senior unsecured securities outstanding.

Public unsecured notes. As of December 31, 2023, we had $15.7 billion in aggregate principal amount of senior unsecured notes outstanding, all of which have been issued in SEC-registered offerings and with remaining terms ranging from one month to 8.04 years and bearing interest at fixed rates ranging from 0.70% to 5.94%. As of December 31, 2022, we had $17.1 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 0.70% to 5.85%.

During the year ended December 31, 2023, we issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028 and Canadian dollar (“C$”) denominated debt of C$500.0 million in aggregate principal amount of 5.40% Medium-Term Notes due 2028. We effectively hedged the C$ notes foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 5.94% U.S. dollar denominated rate.

Subsequently, in January 2024, we issued $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029.

All of our fixed rate senior unsecured notes may be redeemed at our option in part or in full at any time and from time to time prior to maturity at the redemption prices (including any “make-whole” premium) specified in such senior unsecured notes. Our senior unsecured notes also require us to offer to purchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest if a “change of control repurchase event” (as defined in the applicable indenture or supplemental indenture) occurs.

The indentures that govern our senior unsecured notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets.

The covenants contained in these indentures are subject to certain exceptions and qualifications set forth therein. In addition, the indentures also provide for customary events of default. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable. These events of default are subject to certain exceptions and qualifications set forth in the indentures.

On May 7, 2021, we renewed and refreshed our Medium-Term Note Program, under which we may issue, from time to time, up to $15.0 billion (or their U.S. dollar equivalent) of debt securities designated as our Medium-Term Notes, Series A. All of our senior unsecured notes issued since 2019 have consisted of Medium-Term Notes, Series A, issued under our Medium-Term Note Program. As of February 15, 2024, we had approximately $8.3 billion remaining capacity under our Medium-Term Note Program.

Private placement securities. During the year ended December 31, 2023, we, through a trust, issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. If we fail to meet our obligations under the Sukuk financing, the sole rights of each of the holders of the trust certificates will be against us to perform our obligations under the arrangements to which we are a party.

Syndicated unsecured revolving credit facility

As of December 31, 2023 and December 31, 2022, we had $1.1 billion and $1.0 billion, respectively, outstanding under our syndicated unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In 2023, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2026 to May 5, 2027 and amended the total revolving commitments thereunder to approximately $7.2 billion. The amendment also decreased the SOFR credit spread adjustment applicable to borrowings for all interest periods. In October and December 2023, we entered into new lender supplements, which increased the aggregate facility capacity by $275.0 million. As of December 31, 2023, borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in our credit ratings.

As of February 15, 2024, total commitments under our Revolving Credit Facility was $7.4 billion. Lenders held revolving commitments of approximately $7.1 billion that mature on May 5, 2027, commitments totaling $320.0 million that mature on May 5, 2026 and commitments totaling $32.5 million that mature on May 5, 2025.

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

Unsecured term financings

In 2023, we entered into a $750.0 million unsecured term loan that bears interest at a floating rate of Term SOFR plus a credit spread adjustment of 0.10% plus 1.4% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility.

In addition, during the year ended December 31, 2023, we entered into $250.0 million in aggregate unsecured term financings with one-year maturities bearing interest at a floating rate of one-month SOFR plus a credit spread adjustment of 0.10% plus 1.25%.

As of December 31, 2023 and December 31, 2022, the outstanding balance on our other unsecured term financings was $1.6 billion and $583.0 million, respectively.

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

All of our secured obligations as of December 31, 2023 and 2022 were recourse in nature to us. As of December 31, 2023, we had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. As of December 31, 2022, we had an outstanding balance of $125.4 million in secured debt financings and pledged three aircraft as collateral with a net book value of $212.1 million.

Preferred equity

The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2023 and 2022(in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2023 and 2022	Liquidation Preference as of December 31, 2023 and 2022(2)	Issue Date	Dividend Rate in Effect at December 31, 2023 and 2022(3)	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

(1) 3M Term SOFR includes a credit spread adjustment of 0.10%.
(2) The Series A Preferred Stock has a redemption price of $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends. The Series B Preferred Stock and Series C Preferred Stock each have a redemption price of $1,000.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends.
(3) Dividends on preferred stock are discretionary and non-cumulative. When declared, dividends on the Series A Preferred Stock are reset quarterly and payable quarterly in arrears and dividends on the Series B Preferred Stock and Series C Preferred Stock are reset every five years and payable quarterly in arrears.
As of December 31, 2023 and 2022, we had 10,000,000 shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, outstanding, with an aggregate liquidation preference of $250.0 million ($25 per share). We will pay dividends on the Series A Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $25.00 per share at a rate per annum equal to: (i) 6.150% during the first five years and payable quarterly in arrears beginning on June 15, 2019, and (ii) three-month Term SOFR (which includes a credit spread adjustment of 0.10%) plus a spread of 3.65% per annum from March 15, 2024, reset quarterly and payable quarterly in arrears beginning on June 15, 2024.

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

As of December 31, 2023 and 2022, we had 300,000 shares of 4.65% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, outstanding, with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series B Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

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

As of December 31, 2023 and 2022, we had 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series C Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.125% through December 15, 2026, and payable quarterly in arrears beginning on December 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 3.149% per reset period from December 15, 2026 and reset every five years and payable quarterly in arrears.

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

The following table summarizes the quarterly cash dividends that we paid during the year ended December 31, 2023 on our outstanding Series A, Series B and Series C Preferred Stock (in thousands):

	Payment Dates
Title of each class	March 15, 2023	June 15, 2023	September 15, 2023	December 15, 2023
Series A Preferred Stock	$3,844	$3,844	$3,844	$3,844
Series B Preferred Stock	$3,487	$3,487	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094	$3,094	$3,094

Off‑balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements which are included in our balance sheet.

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

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 24, 2023
Standard and Poor’s	BBB	BBB	Stable	January 19, 2024
Fitch Ratings	BBB	BBB	Stable	December 19, 2023
While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$2,477,607	$2,214,508	$2,003,337
Aircraft sales, trading, and other	207,370	102,794	85,052
Total revenues	2,684,977	2,317,302	2,088,389
Expenses
Interest	654,910	492,924	462,396
Amortization of debt discounts and issuance costs	54,053	53,254	50,620
Interest expense	708,963	546,178	513,016
Depreciation of flight equipment	1,068,772	965,955	882,562
Write-off of Russian fleet, net of (recoveries)	(67,022)	771,476	—
Selling, general, and administrative	186,015	156,855	125,279
Stock-based compensation expense	34,615	15,603	26,516
Total expenses	1,931,343	2,456,067	1,547,373
Income/(Loss) before taxes	753,634	(138,765)	541,016
Income tax (expense)/benefit	(139,012)	41,741	(104,384)
Net income/(loss)	$614,622	$(97,024)	$436,632
Preferred stock dividends	(41,700)	(41,700)	(28,473)
Net income/(loss) attributable to common stockholders	$572,922	$(138,724)	$408,159

Earnings/(loss) per share of common stock
Basic	$5.16	$(1.24)	$3.58
Diluted	$5.14	$(1.24)	$3.57
Weighted-average shares of common stock outstanding
Basic	111,005,088	111,626,508	114,050,578
Diluted	111,438,589	111,626,508	114,446,093

Other financial data
Pre-tax margin	28.1%	(6.0)%	25.9%
Adjusted net income before income taxes(1)	$733,580	$659,868	$589,679
Adjusted pre-tax margin(1)	27.3%	28.5%	28.2%
Adjusted diluted earnings per share before income taxes(1)	$6.58	$5.89	$5.15
Pre-tax return on common equity	11.8%	(3.0)%	8.6%
Adjusted pre-tax return on common equity(1)	12.1%	11.0%	9.8%

(1)Adjusted net income before income taxes (defined as net income/(loss) attributable to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items, such as net write-offs and recoveries related to our former Russian fleet, that are not expected to continue in the future and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income/(loss) attributable to common stockholders, pre-tax margin, earnings/(loss) per share, diluted earnings/(loss) per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$572,922	$(138,724)	$408,159
Amortization of debt discounts and issuance costs	54,053	53,254	50,620
Write-off of Russian fleet, net of (recoveries)	(67,022)	771,476	—
Stock-based compensation expense	34,615	15,603	26,516
Income tax expense/(benefit)	139,012	(41,741)	104,384
Adjusted net income before income taxes	$733,580	$659,868	$589,679

Denominator for adjusted pre-tax margin:
Total revenues	2,684,977	2,317,302	2,088,389
Adjusted pre-tax margin(a)	27.3%	28.5%	28.2%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021

Reconciliation of the numerator for adjusted diluted earnings per share (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$572,922	$(138,724)	$408,159
Amortization of debt discounts and issuance costs	54,053	53,254	50,620
Write-off of Russian fleet, net of (recoveries)	(67,022)	771,476	—
Stock-based compensation expense	34,615	15,603	26,516
Income tax expense/(benefit)	139,012	(41,741)	104,384
Adjusted net income before income taxes	$733,580	$659,868	$589,679

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,438,589	111,626,508	114,446,093
Potentially dilutive securities, whose effect would have been anti-dilutive	—	361,186	—
Adjusted weighted-average diluted common shares outstanding	111,438,589	111,987,694	114,446,093
Adjusted diluted earnings per share before income taxes(b)	$6.58	$5.89	$5.15

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by adjusted weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$572,922	$(138,724)	$408,159
Amortization of debt discounts and issuance costs	54,053	53,254	50,620
Write-off of Russian fleet, net of (recoveries)	(67,022)	771,476	—
Stock-based compensation expense	34,615	15,603	26,516
Income tax expense/(benefit)	139,012	(41,741)	104,384
Adjusted net income before income taxes	$733,580	$659,868	$589,679

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$5,796,363	$6,158,568	$5,822,341
Common shareholders' equity as of end of the period	$6,310,038	$5,796,363	$6,158,568
Average common shareholders' equity	$6,053,201	$5,977,466	$5,990,455

Adjusted pre-tax return on common equity(c)	12.1%	11.0%	9.8%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

2023 Compared to 2022

Rental of flight equipment revenue

During the year ended December 31, 2023, we recorded $2.5 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $91.9 million, as compared to $2.2 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $29.2 million, for the year ended December 31, 2022. The net book value of our flight equipment subject to operating leases increased to $26.2 billion as of December 31, 2023 from a net book value of $24.5 billion as of December 31, 2022. The increase in rental revenues was primarily driven by the continued growth in our fleet and higher end of lease revenue. In 2023, we recognized $124.4 million in end of lease revenue from the return of 22 aircraft while in 2022 we recorded $56.3 million in maintenance reserve income and end of lease revenue resulting from the return of 12 aircraft and the termination of our leasing activities in Russia.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $207.4 million for the year ended December 31, 2023 compared to $102.8 million for the year ended December 31, 2022. For the year December 31, 2023, we recognized $156.3 million in gains from the sale of 27 aircraft with sales proceeds of $1.5 billion, representing a gain of approximately 11%. During the year ended December 31, 2022, we recognized approximately $48.0 million in gains from the sale of 15 aircraft with sales proceeds of $252.0 million, representing a gain of approximately 11% and $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia.

Interest expense

Interest expense totaled $709.0 million for the year ended December 31, 2023 compared to $546.2 million for the year ended December 31, 2022. Our interest expense increased due to an increase in our composite cost of funds to 3.77% as compared to 3.07% in the prior year. We expect our interest expense will continue to increase as our average debt balance outstanding increases along with our composite cost of funds.

Depreciation expense

We recorded $1.1 billion in depreciation expense of flight equipment for the year ended December 31, 2023 compared to $1.0 billion for the year ended December 31, 2022. The increase in depreciation expense for 2023 compared to 2022 is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Write-off of Russian fleet, net of recoveries

In December 2023, we recognized a net benefit of approximately $67.0 million from the settlement of insurance claims under S7’s insurance policies related to four aircraft in our owned fleet and our equity interest in our managed fleet that were previously on lease to S7. During the year ended December 31, 2022, we recorded a write-off of our interests in our owned and managed fleet that were detained in Russia, totaling approximately $771.5 million. As of February 15, 2024, 16 aircraft previously included in our owned fleet remain in Russia.

Stock-based compensation

We recorded stock-based compensation expense of $34.6 million for the year ended December 31, 2023 compared to stock-based compensation expense of $15.6 million for the year ended December 31, 2022. During the year ended December 31, 2022, we reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved resulting in a comparative increase in stock-based compensation expense when looking at the current year period.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $186.0 million for the year ended December 31, 2023 compared to $156.9 million for the year ended December 31, 2022. Selling, general and administrative expenses continued to increase along with the growth in our fleet. The increase in selling, general and administrative expenses was primarily due to the increase in insurance premiums, aircraft transition costs and general operating expenses. Selling, general and administrative expenses represented 6.9% and 6.8% as a percentage of total revenue for the years ended December 31, 2023 and 2022, respectively.

Taxes

For the year ended December 31, 2023, we recorded an income tax expense of $139.0 million and effective tax rate of 18.4%, as compared to $41.7 million in income tax benefit and effective tax rate of 30.1% for the year ended December 31, 2022. The income tax benefit in 2022 was due to the write-off of our interests in aircraft that were detained in Russia.

Net income/loss attributable to common stockholders

For the year ended December 31, 2023, we reported net income attributable to common stockholders of $572.9 million, or $5.14 per diluted share, compared to a net loss attributable to common stockholders of $138.7 million, or $1.24 net loss per diluted share, for the year ended December 31, 2022. The increase compared to the prior year is primarily due to the increase in revenues as discussed above partially offset by higher interest expense, which resulted from an increase in our composite cost of funds. In addition, in 2023, we recognized a net benefit of approximately $67.0 million from the settlement of Russian insurance claims mentioned above, whereas in 2022, we recognized a net write-off of $771.5 million related to our Russian fleet.

Adjusted net income before income taxes

For the year ended December 31, 2023, our adjusted net income before income taxes was $733.6 million, or $6.58 per adjusted diluted share, compared to an adjusted net income before income taxes of $659.9 million, or $5.89 per adjusted diluted share, for the year ended December 31, 2022. The increase in our adjusted net income before income taxes primarily relates to the increase in revenues as discussed above, partially offset by the higher interest expense.

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

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $102.8 million for the year ended December 31, 2022 compared to $85.1 million for the year ended December 31, 2021. During the year ended December 31, 2022, we recorded $48.0 million in gains from the sale of 15 aircraft and $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia in the current year period. During the year ended December 31, 2021, we recorded $34.0 million in revenue recognized from the sale to a third party of certain unsecured claims related to Aeromexico’s insolvency proceedings, and $24.0 million from the sale of four aircraft5.

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

Write-off of Russian fleet, net of recoveries

In March 2022, we terminated all of our leasing activities in Russia. As of February 16, 2023, 20 aircraft in our owned fleet and six aircraft in our managed fleet remain in Russia. While we or the respective managed platform maintain title to the 26 aircraft, we determined that it is unlikely we or they would regain possession of the aircraft that had not been returned and that were detained in Russia. As such, during the three months ended March 31, 2022, we recorded a write-off of our interests in our owned and managed fleet that were detained in Russia, totaling approximately $802.4 million.

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

5Aircraft sales include one sales-type lease transaction during the year ended December 31, 2021.

Stock-based compensation

We recorded stock-based compensation expense of $15.6 million for the year ended December 31, 2022 compared to stock-based compensation expense of $26.5 million for the year ended December 31, 2021. The decrease in stock-based compensation related to reductions in the underlying vesting estimates of certain book value performance-based restricted stock units as the performance criteria were no longer considered probable of being achieved.

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

Net loss/income attributable to common stockholders

For the year ended December 31, 2022, we reported net loss attributable to common stockholders of $138.7 million, or net loss of $1.24 per diluted share, compared to a net income attributable to common stockholders of $408.2 million, or $3.57 per diluted share, for the year ended December 31, 2021. Despite the growth of our fleet, our net income attributable to common stockholders and diluted earnings per share decreased due to the impact of the write-off of our Russian fleet.

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

Flight equipment

Flight equipment under operating lease is stated at cost less accumulated depreciation. Purchases, major additions and modifications, and interest on deposits during the construction phase are capitalized. We generally depreciate passenger aircraft on a straight-line basis over a 25-year life from the date of manufacture to a 15% residual value. We generally depreciate freighter aircraft on a straight-line basis over a 35-year life from the date of manufacture to a 15% residual value. Changes in the assumption of useful lives or residual values for aircraft could have a significant impact on our results of operations and financial condition. At the time flight equipment is retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility and unsecured bilateral term loans. As of December 31, 2023 and 2022, we had $3.0 billion and $1.6 billion, in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million, of which $250.0 million will begin paying dividends at a floating rate on March 15, 2024 and the remaining $600.0 million will reset dividends to a new fixed rate based on the then-applicable floating rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, which we expect for the near term, we would be obligated to make higher interest payments to our lenders, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $29.6 million and $16.3 million as of December 31, 2023 and December 31, 2022, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.2% of our lease revenues were denominated in foreign currency as of December 31, 2023 and 2022, respectively. Approximately 3.5% and 1.6% of our debt obligations were denominated in foreign currency as of December 31, 2023 and December 31, 2022; however, the exposure of such debt has been effectively hedged as described below. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2023, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

In December 2019, we issued C$400.0 million in aggregate principal amount of 2.625% notes due 2024. In November 2023, we issued C$500.0 million in aggregate principal amount of 5.400% notes due 2028. We effectively hedged our foreign currency exposure on these transactions through cross-currency swaps that convert the borrowing rate to fixed U.S. dollar denominated rates of 2.535% and 5.942%, respectively. See Note 11 of “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional details on the fair value of these swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and other comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

The net book value of flight equipment subject to operating leases as of December 31, 2023 was $26.2 billion, which included 437 aircraft.

We identified the assessment of the carrying value of certain flight equipment subject to operating leases as a critical audit matter. Challenging and subjective auditor judgment was required in assessing the future undiscounted cash flows on a certain aircraft. Specifically, key assumptions included future projected leases and residual value. Changes to these key assumptions could have an effect on the Company’s impairment analysis.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal controls related to the Company’s impairment assessment of flight equipment, including controls related to the development of cash flows for aircraft. We recalculated the future undiscounted cash flows for certain aircraft using a combination of executed third-party lease contracts, internal data, and other third-party data. We evaluated the Company’s cash flows from future projected leases by comparing the cash flows from future projected leases for a specified aircraft type to actual leases currently obtained for that aircraft type. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the residual value of these aircraft used by the Company by comparing to an independently determined value; and (2) evaluating certain future lease rates used by the Company by comparing to available market data and industry knowledge.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Irvine, California
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and other comprehensive income(loss) shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Irvine, California
February 15, 2024

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$460,870	$766,418
Restricted cash	3,622	13,599
Flight equipment subject to operating leases	31,787,241	29,466,888
Less accumulated depreciation	(5,556,033)	(4,928,503)
	26,231,208	24,538,385
Deposits on flight equipment purchases	1,203,068	1,344,973
Other assets	2,553,484	1,733,330
Total assets	$30,452,252	$28,396,705
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$1,164,140	$696,899
Debt financing, net of discounts and issuance costs	19,182,657	18,641,063
Security deposits and maintenance reserves on flight equipment leases	1,519,719	1,293,929
Rentals received in advance	143,861	147,654
Deferred tax liability	1,281,837	970,797
Total liabilities	$23,292,214	$21,750,342
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	106	106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,027,252 and 110,892,097 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,110	1,109
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,287,234	3,255,973
Retained earnings	3,869,813	3,386,820
Accumulated other comprehensive income	1,775	2,355
Total shareholders’ equity	$7,160,038	$6,646,363
Total liabilities and shareholders’ equity	$30,452,252	$28,396,705

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$2,477,607	$2,214,508	$2,003,337
Aircraft sales, trading, and other	207,370	102,794	85,052
Total revenues	2,684,977	2,317,302	2,088,389
Expenses
Interest	654,910	492,924	462,396
Amortization of debt discounts and issuance costs	54,053	53,254	50,620
Interest expense	708,963	546,178	513,016
Depreciation of flight equipment	1,068,772	965,955	882,562
Write-off of Russian fleet, net of (recoveries)	(67,022)	771,476	—
Selling, general, and administrative	186,015	156,855	125,279
Stock-based compensation expense	34,615	15,603	26,516
Total expenses	1,931,343	2,456,067	1,547,373
Income/(Loss) before taxes	753,634	(138,765)	541,016
Income tax (expense)/benefit	(139,012)	41,741	(104,384)
Net income/(loss)	$614,622	$(97,024)	$436,632
Preferred stock dividends	(41,700)	(41,700)	(28,473)
Net income/(loss) attributable to common stockholders	$572,922	$(138,724)	$408,159

Other Comprehensive Income/(Loss):
Foreign currency translation adjustment	(20,197)	21,943	(2,419)
Change in fair value of hedged transactions	19,460	(16,647)	(294)
Total tax benefit/(expense) on other comprehensive income/loss	157	(1,133)	580
Other comprehensive (loss)/income, net of tax	(580)	4,163	(2,133)
Total comprehensive income/(loss) attributable for common stockholders	$572,342	$(134,561)	$406,026

Earnings per share of common stock:
Basic	$5.16	$(1.24)	$3.58
Diluted	$5.14	$(1.24)	$3.57
Weighted-average shares of common stock outstanding
Basic	111,005,088	111,626,508	114,050,578
Diluted	111,438,589	111,626,508	114,446,093

Dividends declared per share of common stock	$0.81	$0.755	$0.665
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2020	10,000,000	$100	113,852,896	$1,139	—	$—	$2,793,178	$3,277,599	$325	$6,072,341
Issuance of common stock upon vesting of restricted stock units	—	—	451,188	4	—	—	1,437	—	—	1,441
Issuance of preferred stock	600,000	6					591,336	—	—	591,342
Stock-based compensation expense	—	—	—	—	—	—	26,516	—	—	26,516
Common stock repurchased	—	—	(153,949)	(1)			(5,780)	—	—	(5,781)
Cash dividends (declared $0.665 per share)	—	—	—	—	—	—	—	(75,873)	—	(75,873)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(28,473)	—	(28,473)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(2,133)	(2,133)
Tax withholdings on stock-based compensation	—	—	(162,981)	(2)	—	—	(7,442)	—	—	(7,444)
Net income	—	—	—	—	—	—	—	436,632	—	436,632
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	$7,008,568
Issuance of common stock upon vesting of restricted stock units	—	—	537,259	5	—	—	(3)	—	—	2
Common stock repurchased	—	—	(3,420,874)	(34)	—	—	(149,966)	—	—	(150,000)
Stock-based compensation expense	—	—	—	—			15,603	—	—	15,603
Cash dividends (declared $0.755 per share)	—	—	—	—	—	—	—	(84,341)	—	(84,341)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(41,700)	—	(41,700)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	4,163	4,163
Tax withholdings on stock based-compensation	—	—	(211,442)	(2)	—	—	(8,906)	—	—	(8,908)
Net loss	—	—	—	—	—	—	—	(97,024)	—	(97,024)
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	213,399	2	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	34,615	—	—	34,615
Cash dividends (declared $0.81 per share)	—	—	—	—	—	—	—	(89,929)	—	(89,929)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(41,700)	—	(41,700)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(580)	(580)
Tax withholdings on stock based-compensation	—	—	(78,244)	(1)	—	—	(3,354)	—	—	(3,355)
Net income	—	—	—	—	—	—	—	614,622	—	614,622
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	—	$3,287,234	$3,869,813	$1,775	$7,160,038
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands)
Operating Activities
Net income/(loss)	$614,622	$(97,024)	$436,632
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of flight equipment	1,068,772	965,955	882,562
Write-off of Russian fleet, net of (recoveries)	(67,022)	771,476	—
Stock-based compensation expense	34,615	15,603	26,516
Deferred taxes	133,358	(43,492)	97,446
Amortization of prepaid lease costs	75,389	47,849	46,547
Amortization of discounts and debt issuance costs	54,053	53,254	50,620
Gain on aircraft sales, trading and other activity	(226,945)	(113,103)	(46,109)
Changes in operating assets and liabilities:
Other assets	48,310	(232,613)	(176,391)
Accrued interest and other payables	13,333	255	63,112
Rentals received in advance	(1,605)	13,990	(4,099)
Net cash provided by operating activities	1,746,880	1,382,150	1,376,836
Investing Activities
Acquisition of flight equipment under operating lease	(3,789,113)	(2,904,723)	(2,506,175)
Payments for deposits on flight equipment purchases	(433,452)	(518,270)	(496,838)
Proceeds from aircraft sales, trading and other activity	1,684,814	235,424	137,887
Proceeds from settlement of insurance claim	64,714	—	—
Acquisition of aircraft furnishings, equipment and other assets	(305,346)	(216,635)	(229,654)
Net cash used in investing activities	(2,778,383)	(3,404,204)	(3,094,780)
Financing Activities
Issuance of common stock upon exercise of options	—	—	1,438
Net proceeds from preferred stock issuance	—	—	591,340
Cash dividends paid on Class A common stock	(88,792)	(83,253)	(73,001)
Common shares repurchased	—	(150,000)	(5,780)
Cash dividends paid on preferred stock	(41,700)	(41,700)	(28,473)
Tax withholdings on stock-based compensation	(3,354)	(8,903)	(7,441)
Net change in unsecured revolving facility	80,000	1,020,000	—
Proceeds from debt financings	2,993,732	2,659,996	3,655,830
Payments in reduction of debt financings	(2,593,338)	(2,085,898)	(3,194,482)
Debt issuance costs	(13,052)	(6,827)	(10,245)
Security deposits and maintenance reserve receipts	398,345	417,224	174,521
Security deposits and maintenance reserve disbursements	(15,863)	(26,860)	(35,238)
Net cash provided by financing activities	715,978	1,693,779	1,068,469
Net (decrease)/increase in cash	(315,525)	(328,275)	(649,475)
Cash, cash equivalents and restricted cash at beginning of period	780,017	1,108,292	1,757,767
Cash, cash equivalents and restricted cash at end of period	$464,492	$780,017	$1,108,292

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $43,093, $39,655 and $49,070 at December 31, 2023, 2022 and 2021, respectively	$693,826	$533,897	$508,616
Cash paid for income taxes	$7,801	$6,362	$5,734
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$827,377	$914,501	$1,009,554
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$1,730,212	$377,131	$72,297
Flight equipment subject to operating leases reclassified to investment in sales-type lease	$66,907	$255,205	$27,835
Cash dividends declared on Class A common stock, not yet paid	$23,316	$22,178	$21,088
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of December 31, 2023, the Company owned 463 aircraft, managed 78 aircraft and had 334 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

Lessee-specific modifications are capitalized as initial direct costs and amortized over the term of the lease as a reduction to rental revenue in our Consolidated Statements of Operations.

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

The following table reconciles cash, cash equivalents and restricted cash reported in the Company’s Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$460,870	$766,418
Restricted cash	3,622	13,599
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$464,492	$780,017

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

As of December 31, 2023 and 2022, there were no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

For the year ended December 31, 2023, the Company did not purchase any aircraft in the secondary market. For the year ended December 31, 2022, the Company purchased one aircraft in the secondary market, which was not subject to an existing lease. As of December 31, 2023 and 2022, the Company had maintenance right assets of $14.7 million and $16.5 million, respectively. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized. As of December 31, 2023, the Company had 14 aircraft with a carrying value of $605.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets. As of December 31, 2022, the Company had four aircraft with a carrying value of $153.5 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets.

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

Aircraft under management

The Company manages aircraft across two management platforms: (i) the Blackbird investment funds and (ii) the Thunderbolt platform as of December 31, 2023.

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

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is still evaluating the impact of ASU 2023-09 and does not expect the application of this guidance to have a material impact on its consolidated financial statements.

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2023 and 2022 is summarized below:

	December 31, 2023	December 31, 2022
	(in thousands)
Unsecured
Senior unsecured securities	$16,329,605	$17,095,116
Term financings	1,628,400	582,950
Revolving credit facility	1,100,000	1,020,000
Total unsecured debt financing	19,058,005	18,698,066
Secured
Export credit financing	204,984	11,646
Term financings	100,471	113,717
Total secured debt financing	305,455	125,363

Total debt financing	19,363,460	18,823,429
Less: Debt discounts and issuance costs	(180,803)	(182,366)
Debt financing, net of discounts and issuance costs	$19,182,657	$18,641,063

At December 31, 2023, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

Senior unsecured securities (including Medium-Term Note Program)

As of December 31, 2023, the Company had $16.3 billion in senior unsecured securities outstanding. As of December 31, 2022, the Company had $17.1 billion in senior unsecured securities outstanding.

Public unsecured notes. As of December 31, 2023, the Company had $15.7 billion in aggregate principal amount of senior unsecured notes, all of which have been issued in SEC-registered issuances and with remaining terms ranging from one month to 8.04 years and bearing interest at fixed rates ranging from 0.70% to 5.94%. As of December 31, 2022, the Company had $17.1 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 0.70% to 5.85%.

During the year ended December 31, 2023, the Company issued $700.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2028 and issued Canadian dollar (“C$”) denominated debt of C$500.0 million in aggregate principal amount of 5.40% Medium-Term Notes due 2028. The Company effectively hedged the C$ notes foreign currency exposure on this transaction through a cross-currency swap that converts the borrowing rate to a fixed 5.942% U.S. dollar denominated rate. The swap has been designated as a cash flow hedge with changes in the fair value of the derivative recognized in other comprehensive loss/income. See Note 11. “Fair Value Measurements” for additional details on the fair value of the swap.

Subsequently, in January 2024, the Company issued $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029.

Private placement securities. During the year ended December 31, 2023, the Company, through a trust, issued $600.0 million in aggregate principal amount of 5.85% trust certificates due 2028 in a Sukuk financing. If the Company fails to meet its obligations under the Sukuk financing, the sole rights of each of the holders of the trust certificates will be against the Company to perform its obligations under the arrangements to which it is a party.

Syndicated unsecured revolving credit facility

As of December 31, 2023 and December 31, 2022, the Company had $1.1 billion and $1.0 billion, respectively, outstanding under its unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

In 2023, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2026 to May 5, 2027 and amended the total revolving commitments thereunder to approximately $7.2 billion. The amended Revolving Credit Facility also decreased the SOFR credit spread adjustment applicable to borrowings for all interest periods. In October and December 2023, the Company entered into two new lender supplements, which increased the aggregate facility capacity by $275.0 million. As of December 31, 2023, borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

As of February 15, 2024, total commitments under our Revolving Credit Facility was $7.4 billion. Lenders held revolving commitments of approximately $7.1 billion that mature on May 5, 2027, commitments totaling $320.0 million that mature on May 5, 2026 and commitments totaling $32.5 million that mature on May 5, 2025.

Unsecured term financings

In 2023, the Company entered into a $750.0 million unsecured term loan that bears interest at a floating rate of Term SOFR plus a credit spread adjustment of 0.10% plus 1.4% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with the Revolving Credit Facility.

In addition, during the year ended December 31, 2023, the Company entered into $250.0 million in aggregate unsecured term financings with one-year maturities bearing interest at a floating rate of one-month SOFR plus a credit spread adjustment of 0.10% plus 1.25%.

As of December 31, 2023 and December 31, 2022, the outstanding balance on the Company’s other unsecured term financings was $1.6 billion and $583.0 million, respectively.

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

All of the Company’s secured obligations as of December 31, 2023 and 2022 were recourse in nature to the Company. As of December 31, 2023, the Company had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. As of December 31, 2022, the Company had an outstanding balance of $125.4 million in secured debt financings and pledged three aircraft as collateral with a net book value of $212.1 million.

Maturities of debt outstanding as of December 31, 2023 are as follows:

(in thousands)
Years ending December 31,
2024	$3,208,528
2025	2,422,621
2026	4,426,425
2027	3,824,847
2028	2,700,336
Thereafter	2,780,703
Total	$19,363,460

Note 3. Interest Expense
The following table shows the components of interest for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands)
Interest on borrowings	$698,003	$532,579	$511,466
Less capitalized interest	(43,093)	(39,655)	(49,070)
Interest	654,910	492,924	462,396
Amortization of discounts and deferred debt issue costs	54,053	53,254	50,620
Interest expense	$708,963	$546,178	$513,016

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the year ended December 31, 2023:

(in thousands)
Net book value as of December 31, 2022	$24,538,385
Purchase of aircraft	4,657,133
Depreciation	(1,068,772)
Sale of aircraft	(1,290,434)
Flight equipment held for sale	(605,104)
Net book value as of December 31, 2023	$26,231,208

Accumulated depreciation as of December 31, 2023	(5,556,033)

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

On December 21, 2023, the Company received cash insurance settlement proceeds in settlement of its insurance claims under JSC Siberia Airline’s (“S7”, a Russian airline) insurance policies in respect of three A320-200 and one A321-200 aircraft in the Company’s owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine in February 2022. The Company also had five A321-200neo aircraft previously on lease to S7 that were not included in the insurance settlement. During the three months ended December 31, 2023, the Company recognized a net benefit of approximately $64.7 million received from a partial settlement of insurance claims under S7 insurance policies related to four aircraft in our owned fleet.

The Company is in ongoing settlement discussions regarding aircraft previously leased to Russian airlines. However, it is uncertain whether any of these discussions will result in any settlement or receipt of settlement proceeds and, if so, in what amount.

As previously disclosed in the Company’s filings with the U.S. Securities and Exchange Commission, in June 2022, the Company and certain of its subsidiaries submitted insurance claims to the insurers on its aviation insurance policies to recover losses relating to aircraft detained in Russia for which the Company recorded a net write-off of its interests in its owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. In December 2022, the Company filed suit in the Los Angeles County Superior Court of the State of California against its aviation insurance carriers in connection with its previously submitted insurance claims. The receipt of these insurance settlement proceeds serve to mitigate, in part, the Company’s losses under its aviation insurance policies. The Company continues to have significant claims against its aviation insurance carriers and will continue to vigorously pursue all available insurance claims and its related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any future insurance and related recoveries and the outcome of the Company’s ongoing insurance litigation remain uncertain at this time.

As of February 15, 2024, 16 aircraft previously included in the Company’s owned fleet are still detained in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s ongoing demands for the return of its assets.

Note 5. Shareholders’ Equity

The Company authorized for issuance up to 500,000,000 shares of Class A common stock, $0.01 par value at December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company had 111,027,252 and 110,892,097 Class A common shares issued and outstanding, respectively. The Company authorized for issuance up to 10,000,000 shares of Class B common stock, $0.01 par value at December 31, 2023 and December 31, 2022. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of December 31, 2023 or December 31, 2022.

During the year ended December 31, 2022, the Company repurchased 3,420,874 shares of its Class A common stock under its previously announced stock repurchase program at an average purchase price of $43.85 per share. Such repurchases completed the repurchase of the entire $150.0 million authorized under the Company’s stock repurchase program. The Company completed the share repurchase program in April 2022.

The Company authorized for issuance up to 50,000,000 shares of preferred stock, $0.01 par value, at December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2023 and 2022 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2023 and 2022	Liquidation Preference as of December 31, 2023 and 2022(2)	Issue Date	Dividend Rate in Effect at December 31, 2023 and 2022(3)	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	6.150%	March 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

(1) 3M Term SOFR includes a credit spread adjustment of 0.10%.
(2) The Series A Preferred Stock has a redemption price of $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends. The Series B Preferred Stock and Series C Preferred Stock each have a redemption price of $1,000.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends.

(3) Dividends on preferred stock are discretionary and non-cumulative. When declared, dividends on the Series A Preferred Stock are reset quarterly and payable quarterly in arrears and dividends on the Series B Preferred Stock and Series C Preferred Stock are reset every five years and payable quarterly in arrears.
Note 6. Rental Income
At December 31, 2023, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of December 31, 2023, are as follows:

(in thousands)
Years ending December 31,
2024	$2,406,826
2025	2,277,339
2026	2,028,104
2027	1,811,658
2028	1,633,422
Thereafter	6,225,620
Total	$16,382,969
The Company recorded $167.3 million, and $44.2 million in overhaul revenue based on its lessees’ usage of the aircraft for the years ended December 31, 2023 and 2021, respectively. During the year ended December 31, 2022, the Company recorded $96.6 million in overhaul revenue, which includes $68.8 million resulting from the termination of its leasing activities in Russia.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of the Company’s owned aircraft, as of December 31, 2023:

Aircraft Type	2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100	—	—	—	—	—	2	2
Airbus A220-300	—	—	—	—	—	13	13
Airbus A319-100	—	1	—	—	—	—	1
Airbus A320-200	2	8	3	2	2	11	28
Airbus A320-200neo	—	—	—	4	4	17	25
Airbus A321-200	—	5	9	2	6	1	23
Airbus A321-200neo	—	—	2	7	8	78	95
Airbus A330-200	2	1	2	—	2	6	13
Airbus A330-300	—	3	1	—	—	1	5
Airbus A330-900neo	—	—	1	—	—	22	23
Airbus A350-900	—	—	1	1	1	11	14
Airbus A350-1000	—	—	—	—	—	7	7
Boeing 737-700	1	2	—	—	—	—	3
Boeing 737-800	3	20	21	13	4	12	73
Boeing 737-8 MAX	—	13	—	1	1	37	52
Boeing 737-9 MAX	—	—	—	—	—	29	29
Boeing 777-200ER	—	1	—	—	—	—	1
Boeing 777-300ER	—	2	9	4	6	3	24
Boeing 787-9	—	—	1	2	3	19	25
Boeing 787-10	—	—	—	—	—	6	6
Embraer E190	—	1	—	—	—	—	1
Total	8	57	50	36	37	275	463

Note 7. Concentration of Risk

Geographical and credit risks

As of December 31, 2023, all of the Company’s Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 119 customers whose principal places of business are located in 62 countries as of December 31, 2023 compared to 117 lessees in 62 countries as of December 31, 2022.

Over 95% of the Company’s aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of the Company’s flight equipment subject to operating leases based on net book value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Asia Pacific	$10,456,435	39.8%	$10,818,250	44.1%
Europe	9,881,024	37.7%	7,985,317	32.5%
Central America, South America, and Mexico	2,361,089	9.0%	1,924,216	7.8%
The Middle East and Africa	2,062,420	7.9%	2,253,342	9.3%
U.S. and Canada	1,470,240	5.6%	1,557,260	6.3%
Total(1)	$26,231,208	100.0%	$24,538,385	100.0%

(1) As of December 31, 2022, we had four aircraft classified as held for sale with a carrying value of $153.5 million included in the table above.

At December 31, 2023 and 2022, the Company owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2023		December 31, 2022
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	50	42.0%	49	41.9%
Asia Pacific	34	28.6%	34	29.0%
The Middle East and Africa	15	12.6%	14	12.0%
U.S. and Canada	12	10.1%	13	11.1%
Central America, South America and Mexico	8	6.7%	7	6.0%
Total	119	100.0%	117	100.0%

(1) A customer is an airline with its own operating certificate.

The following table sets forth the dollar amount and percentage of the Company’s Rental of flight equipment revenues from its flight equipment subject to operating leases attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Asia Pacific	$1,156,837	46.7%	$1,067,270	48.2%	$992,849	49.6%
Europe	769,407	31.1%	611,091	27.6%	564,479	28.2%
The Middle East and Africa	262,554	10.6%	251,243	11.3%	210,977	10.5%
Central America, South America and Mexico	156,275	6.3%	141,638	6.4%	104,315	5.2%
U.S. and Canada	132,534	5.3%	143,266	6.5%	130,717	6.5%
Total	$2,477,607	100.0%	$2,214,508	100.0%	$2,003,337	100.0%

For the years ended December 31, 2023, 2022, and 2021, our rental revenues from China were $330.8 million, $360.0 million and $352.4 million, respectively. China was the only individual country that represented at least 10% of our rental revenue based on each airline's principal place of business in each of 2021, 2022 and 2023; however, no individual airline contributed more than 10% to the Company’s rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 8. Income Tax
The provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$—	$—	$—
State	2,195	113	184
Foreign	3,463	1,750	6,754
Deferred:
Federal	309,614	(43,414)	94,050
State	343	(190)	3,396
Foreign	(176,603)	—	—
Income tax expense	$139,012	$(41,741)	$104,384

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Income taxes at statutory federal rate	$158,264	21.0%	$(29,141)	21.0%	$113,613	21.0%
Effect of rates different than statutory	(18,917)	(2.5)	(10,728)	7.7	(8,067)	(1.5)
Foreign tax credit	(10,252)	(1.4)	(8,274)	6.0	(15,651)	(2.9)
Section 162(m) limitation	4,349	0.6	3,913	(2.8)	3,808	0.7
Foreign income taxes	3,371	0.5	1,750	(1.3)	6,754	1.3
State income taxes, net of federal income tax effect and other	2,005	0.2	(61)	0.1	2,828	0.5
Other	192	0.1	800	(0.6)	1,099	0.2
Income tax (benefit)/expense	$139,012	18.5%	$(41,741)	30.1%	$104,384	19.3%

As of December 31, 2023 and 2022, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred tax assets
Net operating losses	$491,684	$82,821
Interest expense limitation	209,493	102,125
Foreign tax credit	64,945	77,273
Rents received in advance	27,642	28,909
Other	24,456	18,047
Total deferred tax assets	818,220	309,175

Deferred tax liabilities
Aircraft depreciation	$(1,696,839)	$(1,222,772)
Effects of foreign jurisdiction deferred taxes	(177,879)	—
Straight-line rents	(47,460)	(57,200)
Total deferred tax liabilities	$(1,922,178)	$(1,279,972)

Net deferred tax assets/(liabilities)	$(1,103,958)	$(970,797)

The Company had deferred tax assets related to interest expense that was limited for federal income tax purposes of $209.5 million as of December 31, 2023, which are available indefinitely to offset taxable income in future periods. The Company also had deferred tax assets related to foreign tax credits for federal income tax purposes of $64.9 million as of December 31, 2023, which are available to offset taxable income in the future periods.

As of December 31, 2023, the Company utilized its remaining net operating loss (“NOL”) for federal income tax purposes of $81.3 million (tax-effected) and has NOL for Irish income tax and for state income tax purposes of $490.4 million (tax-effected) and $1.6 million (tax-effected, excluding the federal benefit), respectively, which are available to offset taxable income in future periods. The Company’s NOL and foreign tax credit carryforwards expire in the following periods:

	NOL Carryforwards (tax effected)	Tax Credit Carryforwards
	(in thousands)
2024-2028	$—	$20,950
Thereafter	491,684	43,995
Total carryforwards	$491,684	$64,945

As of December 31, 2023, the Company has deferred tax assets of $177.9 million included in Other assets in the Company’s consolidated balance sheet. The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2023 and 2022 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether forecasted income, together with reversals of existing deferred tax liabilities, and tax planning strategies will be sufficient to recover the deferred tax assets and tax credits in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2023 and 2022, the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by the major tax jurisdictions for the 2019 tax year and forward. In the fourth quarter of 2022, the Company was notified by the Internal Revenue Service that tax years 2019 to 2020 were selected for examination.

Note 9. Commitments and Contingencies
Aircraft Acquisition
As of December 31, 2023, the Company had commitments to acquire a total of 334 new aircraft for delivery through 2028, with an estimated aggregate commitment of $21.7 billion.
The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for some aircraft in its orderbook. The Company remains in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of these delays.

	Estimated Delivery Years
Aircraft Type	2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	19	10	18	14	—	—	61
Airbus A320/321neo(1)	21	13	40	40	38	—	152
Airbus A330-900neo	6	1	—	—	—	—	7
Airbus A350-900/1000	4	—	—	—	—	—	4
Airbus A350F	—	—	—	4	3	—	7
Boeing 737-7/8/9 MAX	31	32	16	—	2	—	81
Boeing 787-9/10	11	10	1	—	—	—	22
Total(2)	92	66	75	58	43	—	334

(1) The Company's Airbus A320/321neo aircraft orders include 11 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.
Pursuant to the Company’s purchase agreements with Airbus and Boeing, the Company agrees to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with Airbus and Boeing. The Company is currently experiencing delivery delays with both Airbus and Boeing aircraft.

In January 2024, the FAA ordered the temporary grounding of certain Boeing 737-9 MAX aircraft after the in-flight loss of a mid-cabin exit door plug in one aircraft. The FAA approved an inspection and maintenance process allowing grounded 737-9 MAX aircraft to be safely returned to service upon successful completion. However, Boeing will not be allowed to increase 737 MAX production rates until certain quality control issues are resolved. Due to these production constraints, we expect further delivery delays on our 737 MAX aircraft orders, and the Company is unable to speculate when Boeing 737 MAX production rates will normalize.

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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $21.7 billion as of December 31, 2023 are as follows:

(in thousands)
Years ending December 31,
2024	$6,827,356
2025	4,424,683
2026	4,357,060
2027	3,551,190
2028	2,576,015
Thereafter	—
Total	$21,736,304

The Company has made non-refundable deposits on flight equipment purchases of $1.2 billion and $1.3 billion as of December 31, 2023 and 2022, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 10. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of December 31, 2023, the Company did not have any Class B Non-Voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2023, and December 31, 2021, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. Since the Company was in a loss position for the year ended December 31, 2022, diluted net loss per share is the same as basic net loss per share for the period as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the year ended December 31, 2022, the Company excluded 361,186 potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 965,788, 976,509, and 1,083,174 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2023, 2022, and 2021, respectively.

The following table sets forth the reconciliation of basic and diluted earnings/(loss) per share:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands, except share and per share amounts)
Basic earnings/(loss) per share:
Numerator
Net income/(loss)	$614,622	$(97,024)	$436,632
Preferred stock dividends	(41,700)	(41,700)	(28,473)
Net income/(loss) attributable to common stockholders	$572,922	$(138,724)	$408,159
Denominator
Weighted-average common shares outstanding	111,005,088	111,626,508	114,050,578
Basic earnings/(loss) per share	$5.16	$(1.24)	$3.58
Diluted earnings per share:
Numerator
Net income/(loss)	$614,622	$(97,024)	$436,632
Preferred stock dividends	(41,700)	(41,700)	(28,473)
Net income/(loss) attributable to common stockholders	$572,922	$(138,724)	$408,159
Denominator
Number of shares used in basic computation	111,005,088	111,626,508	114,050,578
Weighted-average effect of dilutive securities	433,501	—	395,515
Number of shares used in per share computation	111,438,589	111,626,508	114,446,093
Diluted earnings/(loss) per share	$5.14	$(1.24)	$3.57

Note 11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has two cross-currency swaps related to its Canadian dollar Medium-Term Notes, which were issued in December 2019 and November 2023. The fair value of the cross-currency swaps as foreign currency exchange derivatives are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of December 31, 2023 and 2022, the estimated fair value of the Company’s foreign currency exchange swaps was a derivative asset of $17.0 million and a derivative liability of $2.5 million, respectively.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2023 was $18.7 billion compared to a book value of $19.4 billion. The estimated fair value of debt financing as of December 31, 2022 was $17.5 billion compared to a book value of $18.8 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2023, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2023 and 2022 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 12. Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). Upon approval of the 2023 Plan, no new awards under the Air Lease Corporation 2014 Equity Incentive Plan could be granted. As of December 31, 2023, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 4,142,948. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

The Company recorded $34.6 million, $15.6 million, and $26.5 million of stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively. For the year ended December 31, 2022, the Company reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved.

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

During the year ended December 31, 2023, the Company granted 704,565 RSUs of which 121,608 are TSR RSUs and 243,206 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the year ended December 31, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested at December 31, 2022	1,514,875	$45.90
Granted	704,565	$44.73
Vested	(229,187)	$44.19
Forfeited/canceled	(382,678)	$42.52
Unvested at December 31, 2023	1,607,575	$46.44
Expected to vest after December 31, 2023	1,807,511	$45.70

At December 31, 2023, the outstanding RSUs are expected to vest as follows: 2024—592,268; 2025—597,904; and 2026—617,338.

As of December 31, 2023 there was $34.7 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.67 years.

Note 13. Aircraft Under Management

As of December 31, 2023, the Company managed 78 aircraft across two aircraft management platforms. The Company managed 45 aircraft through its Thunderbolt platform and 33 aircraft through the Blackbird investment funds.

As of December 31, 2023, the Company managed 33 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of December 31, 2023, the Company's non-controlling interests in each fund was 9.5% and are accounted for under the equity method of accounting. The Company's investment in these funds aggregated $69.4 million and $64.7 million as of December 31, 2023 and 2022, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of December 31, 2023, the Company managed 45 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of each of December 31, 2023 and 2022 and is included in Other assets on the Consolidated Balance Sheets.

As of February 15, 2024, two aircraft in the Company’s managed fleet remain in Russia. While the respective managed platform maintains title to the aircraft, the Company has determined that it is unlikely it will regain possession of the aircraft that have not been returned and that remain in Russia. On December 21, 2023, the Company received cash insurance settlement proceeds in settlement of its insurance claims on behalf of the Company’s managed platforms. As a result, during the three months ended December 31, 2023, the Company recognized a benefit of $2.3 million related to its equity interest in its managed fleet that were previously on lease to S7.

On November 6, 2023, Thunderbolt I entered into an agreement to sell all aircraft in its portfolio, consisting of 13 aircraft. As servicer of Thunderbolt I, the Company will be facilitating the sale and transfer of the aircraft.

Note 14. Net Investment in Sales-type Lease

As of December 31, 2023, the Company had sales-type leases for 12 aircraft in its owned fleet.

Net investment in sales-type leases are included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

December 31, 2023
Future minimum lease payments to be received	$285,443
Estimated residual values of leased flight equipment	$108,688
Less: Unearned income	$(53,412)
Net Investment in Sales-type Lease	$340,719

As of December 31, 2023, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2024	30,881
2025	30,881
2026	30,881
2027	30,881
2028	30,881
Thereafter	131,038
Total	$285,443

Note 15. Flight Equipment Held for Sale

As of December 31, 2023, the Company had 14 aircraft, with a net book value of $605.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets. The Company expects the sale of the majority of the 14 aircraft to be completed in 2024. As of December 31, 2023, the Company held an aggregate of $305.8 million in purchase deposits pursuant to sale agreements related to six of the 14 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets

During the year ended December 31, 2023, the Company completed the sale of 25 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2022, the Company had four aircraft, with a carrying value of $153.5 million, which were held for sale and included in Flight equipment subject to operating leases on the Consolidated Balance Sheets.

Note 16. Subsequent Events

On February 13, 2024, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series A, Series B and Series C preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.21	March 15, 2024	April 10, 2024
Series A Preferred Stock	$0.384375	February 29, 2024	March 15, 2024
Series B Preferred Stock	$11.625	February 29, 2024	March 15, 2024
Series C Preferred Stock	$10.3125	February 29, 2024	March 15, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer and principal executive officer and our Chief Financial Officer and principal financial officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Information about our Executive Officers”, the other information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 29, 2024, and is incorporated herein by reference.
Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at http://www.airleasecorp.com under the “Investors” tab.

Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website at http://www.airleasecorp.com under the “Investors” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that are available on our website at http://www.airleasecorp.com under the “Investors” tab.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K below, will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Air Lease Corporation 2014 Equity Incentive Plan and Air Lease Corporation 2023 Equity Incentive Plan as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	$4,142,948
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,142,948

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

3.    Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018
3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019	8-A	001-35121	3.2	March 4, 2019
3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021
3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021
4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021
4.2	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.3	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.4	Form of Stock Certificate representing the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	8-A	001-35121	4.2	March 4, 2019
4.5	Form of Stock Certificate representing the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	8-K	001-35121	4.1	March 2, 2021
4.6	Form of Stock Certificate representing the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-35121	4.1	October 13, 2021
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012
4.8	Sixth Supplemental Indenture, dated as of September 16, 2014, to the October 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee (relating to 4.250% Senior Notes due 2024)	8-K	001-35121	4.3	September 16, 2014
4.9	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.2	March 8, 2017
4.10	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.3	November 20, 2017
4.11	Seventeenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.250% Senior Notes due 2025	8-K	001-35121	4.3	January 16, 2018
4.12	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028	8-K	001-35121	4.3	September 17, 2018
4.13	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”)	S-3/A	333-224828	4.4	November 20, 2018
4.14	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
4.15	Form of 2018 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018
4.16	Form of 2018 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018
4.17	Form of 2021 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 7, 2021
4.18	Form of 2021 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 7, 2021
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

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-Q	001-35121	10.5	May 8, 2014
10.2	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.1	June 2, 2015
10.3	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015
10.4	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.7	February 25, 2016
10.5	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.8	February 25, 2016
10.6	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.7	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.2	June 1, 2016
10.8	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.10	February 23, 2017
10.9	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 23, 2017
10.10	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 23, 2017
10.11	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.4	May 4, 2017
10.13	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 4, 2017
10.14	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.8	November 9, 2017
10.15	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 3, 2018
10.16	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 22, 2018
10.17	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 22, 2018
10.18	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.10	May 10, 2018
10.19	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	November 8, 2018
10.20	New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.22	February 21, 2019
10.21	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.23	February 21, 2019
10.22	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.24	February 21, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 9, 2019
10.24	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 9, 2019
10.25	Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	August 8, 2019
10.26	New Lender Supplement, dated January 23, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.28	February 14, 2020
10.27	New Lender Supplement, dated March 5, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.1	May 7, 2020
10.28	New Lender Supplement, dated February 2, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.31	February 22, 2021
10.29	Sixth Amendment and Extension Agreement, dated April 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2021
10.30	New Lender Supplement, dated September 10, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	November 4, 2021
10.31	New Lender Supplement, dated November 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.31	February 17, 2022
10.32	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.32	February 17, 2022
10.33	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.33	February 17, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.34	Seventh Amendment and Extension Agreement, dated April 26, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	May 5, 2022
10.35	Lender Extension Supplement, dated June 3, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	August 4, 2022
10.36	New Lender Supplement, dated June 27, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	August 4, 2022
10.37	New Lender Supplement, dated January 3, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.37	February 16, 2023
10.38	Commitment Increase Supplement, dated March 30, 2023, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	May 5, 2023
10.39	Eighth Amendment and Extension Agreement, dated April 25, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 26, 2023
10.40	New Lender Supplement, dated October 13, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, as amended.	10-Q	001-35121	10.2	November 6, 2023
10.41
New Lender Supplement, dated December 15, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, as amended.
					Filed herewith
10.42	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 7, 2013
10.43†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.44†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.45†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.46†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.47†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.48†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017
10.49†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.50†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017
10.51†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 8, 2018
10.52†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 8, 2018
10.53†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 9, 2019
10.54†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 9, 2019
10.55†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03659, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.43	February 14, 2020
10.56†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03659, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	May 7, 2020
10.57†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03659, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 5, 2022
10.58†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03659, dated June 18, 2023, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.12	August 3, 2023
10.59†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement")	10‑Q	001‑35121	10.2	May 9, 2013
10.60†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.61†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.62†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 5, 2015
10.63†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 14, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.15	August 4, 2016
10.64†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.16	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.65†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017
10.66†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2017
10.67†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.37	February 22, 2018
10.68†	Amendment No. 9 to A350XWB Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 9, 2018
10.69†	Amendment No. 10 to A350XWB Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.47	February 21, 2019
10.70†	Amendment No. 11 to the Airbus A350XWB Family Purchase Agreement, dated May 15, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 8, 2019
10.71†	Amendment No. 12 to A350XWB Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.56	February 14, 2020
10.72†	Amendment No. 13 to A350XWB Family Purchase Agreement, dated February 21, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 7, 2020
10.73†	Amendment No. 14 to the A350XWB Family Purchase Agreement, dated June 30, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 6, 2020
10.74†	Amendment No. 15 to the A350XWB Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2020
10.75†	Amendment No. 16 to the A350XWB Family Purchase Agreement, dated October 29, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.65	February 17, 2022
10.76†	Amendment No. 17 to the A350XWB Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.66	February 17, 2022
10.77†	Amendment No. 18 to the A350XWB Family Purchase Agreement, dated January 11, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	May 5, 2022
10.78†	Amendment No. 19 to the A350XWB Family Purchase Agreement, dated October 12, 2023, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.79†	Amendment and Restatement Agreement of Letter Agreement No. 1 to Amendment No. 10 to the Airbus A350 Family Purchase Agreement, dated April 26, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 8, 2019
10.80†	Amendment and Restatement Agreement of Letter Agreement No. 2 to Amendment No. 10 to the A330-900neo PA, dated July 7, 2021, for Model A330-900 Aircraft.	10-Q	001-35121	10.2	November 4, 2021
10.81†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 7, 2013
10.82†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.12	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.83†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 7, 2013
10.84†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.85†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.13	May 4, 2017
10.86†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.87†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.88†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.89†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.14	May 4, 2017
10.90†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.15	May 4, 2017
10.91†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 3, 2017
10.92†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 3, 2017
10.93†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	August 3, 2017
10.94†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	August 3, 2017
10.95†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 9, 2017
10.96†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.5	November 9, 2017
10.97†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 8, 2018
10.98†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 10, 2018
10.99†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 8, 2018
10.100†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.67	February 21, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.101†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.68	February 21, 2019
10.102†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 9, 2019
10.103†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 9, 2019
10.104†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	August 9, 2019
10.105†	Supplemental Agreement No. 24 to Purchase Agreement No. PA-03791, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.82	February 14, 2020
10.106†	Supplemental Agreement No. 25 to Purchase Agreement No. PA-03791, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	May 7, 2020
10.107†	Supplemental Agreement No. 26 to Purchase Agreement No. PA-03791, dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.91	February 22, 2021
10.108†	Supplemental Agreement No. 27 to Purchase Agreement No. PA-03791, dated April 6, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 5, 2021
10.109†	Supplemental Agreement No. 28 to Purchase Agreement No. PA-03791, dated July 22, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 4, 2021
10.110†	Supplemental Agreement No. 29 to Purchase Agreement No. PA-03791, dated November 19, 2021, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.98	February 17, 2022
10.111†	Supplemental Agreement No. 30 to Purchase Agreement No. PA-03791, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	May 5, 2022
10.112†	Supplemental Agreement No. 31 to Purchase Agreement No. PA-03791, dated March 31, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	May 5, 2022
10.113†	Supplemental Agreement No. 32 to Purchase Agreement No. PA-03791, dated October 18, 2022, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.106	February 16, 2023
10.114†	Supplemental Agreement No. 33 to Purchase Agreement No. PA-03791, dated December 5, 2022, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.107	February 16, 2023
10.115†	Supplemental Agreement No. 34 to Purchase Agreement No. PA-03791, dated November 29, 2023, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.116†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.92	February 22, 2021
10.117†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.93	February 22, 2021
10.118†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”)	10-Q	001-35121	10.2	August 9, 2012

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.119†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.120†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.121†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.122†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.123†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.124†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.125†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.126†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.127†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.128†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.129†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.130†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.131†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.132†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.133†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.134†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.135†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.136†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.137†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.138†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017
10.139†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.140†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.141†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.92	February 21, 2019
10.142†	Amendment No. 24 to A320 NEO Family Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.107	February 14, 2020
10.143†	Amendment No. 25 to A320 NEO Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.108	February 14, 2020
10.144†	Amendment No. 26 to A320 NEO Family Purchase Agreement, dated April 7, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 6, 2020
10.145†	Amendment No. 27 to A320 NEO Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 9, 2020
10.146†	Amendment No. 28 to A320 NEO Family Purchase Agreement, dated December 22, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.122	February 22, 2021
10.147†	Amendment No. 29 to A320 NEO Family Purchase Agreement, dated December 24, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.123	February 22, 2021
10.148†	Amendment No. 30 to A320 NEO Family Purchase Agreement, dated April 28, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 5, 2021
10.149†	Amendment No. 31 to A320 NEO Family Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 5, 2021
10.150†	Amendment No. 32 to A320 NEO Family Purchase Agreement, dated July 31, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 4, 2021
10.151†	Amendment No. 33 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.134	February 17, 2022
10.152†	Amendment No. 34 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.135	February 17, 2022
10.153†	Amendment No. 35 to A320 NEO Family Purchase Agreement, dated February 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 5, 2022
10.154†	Amendment No. 36 to A320 NEO Family Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	May 5, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.155†	Amendment No. 37 to A320 NEO Family Purchase Agreement, dated June 16, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 4, 2022
10.156†	Amendment No. 38 to A320 NEO Family Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.148	February 16, 2023
10.157†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.158†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.159†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017
10.160†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018
10.161†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018
10.162†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.98	February 21, 2019
10.163†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 9, 2019
10.164†	Amendment No. 7 to A330-900 NEO Purchase Agreement, dated August 8, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 7, 2019
10.165†	Amendment No. 8 to A330-900 NEO Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.117	February 14, 2020
10.166†	Amendment No. 9 to A330-900 NEO Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.118	February 14, 2020
10.167†	Amendment No. 10 to the A330-900 NEO Purchase Agreement, dated June 14, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 6, 2020
10.168†	Amendment No. 11 to the A330-900 NEO Purchase Agreement, dated August 31, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2020
10.169†	Amendment No. 12 to the A330-900 NEO Purchase Agreement, dated October 2, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.136	February 22, 2021
10.170†	Amendment No. 13 to the A330-900 NEO Purchase Agreement, dated December 24, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.137	February 22, 2021
10.171†	Amendment No. 14 to the A330-900 NEO Purchase Agreement, dated December 13, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.150	February 17, 2022
10.172†	Amendment No. 15 to the A330-900 NEO Purchase Agreement, dated December 20, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.151	February 17, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.173†	Amendment No. 16 to the A330-900 NEO Purchase Agreement, dated November 6, 2023, between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.174†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.99	February 21, 2019
10.175†	Amendment No. 1 to Agreement, dated October 30, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.120	February 14, 2020
10.176†	Amendment No. 2 to Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.121	February 14, 2020
10.177†	Amendment No. 3 to Agreement, dated August 31, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.2	November 9, 2020
10.178†	Amendment No. 4 to Agreement, dated December 22, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.142	February 22, 2021
10.179†	Amendment No. 5 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.157	February 17, 2022
10.180†	Amendment No. 6 to Agreement, dated January 31, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	May 5, 2022
10.181†	Amendment No. 7 to Agreement, dated November 6, 2023, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.182†	Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.122	February 14, 2020
10.183†	Amendment No. 1 to Agreement, dated June 14, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	August 6, 2020
10.184†	Amendment No. 2 to Agreement, dated October 2, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.145	February 22, 2021
10.185†	Amendment No. 3 to Agreement, dated April 6, 2021, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.6	August 5, 2021
10.186†	Amendment No. 4 to Agreement, dated July 7, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 4, 2021
10.187†	Amendment No. 5 to the Agreement, dated July 31, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 4, 2021
10.188†	Amendment No. 6 to the Agreement, dated March 25, 2022, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 5, 2022
10.189†	Agreement, dated December 20, 2019, among Airbus S.A.S. and Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.123	February 14, 2020
10.190†	Amendment No. 1 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.165	February 17, 2022
10.191†	Amendment No. 2 to Agreement, dated January 11, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.1	May 5, 2022
10.192†	Amendment No. 3 to Agreement, dated November 6, 2023, between Airbus S.A.S. and Air Lease Corporation				Filed herewith
10.193†	Agreement dated June 20, 2023, by and between Airbus S.A.S. and Air Lease Corporation.	10-Q	001-35121	10.13	August 3, 2023
10.194†	A220 Purchase Agreement, dated December 20, 2019, by and between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.124	February 14, 2020
10.195†	Amendment No. 1 to the A220 Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus Canada Limited Partnership	10-Q	001-35121	10.5	November 9, 2020
10.196†	Amendment No. 2 to the A220 Purchase Agreement, dated April 6, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	August 5, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.197†	Amendment No. 3 to the A220 Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.3	August 5, 2021
10.198†	Amendment No. 4 to the A220 Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-K	001-35121	10.170	February 17, 2022
10.199†	Amendment No. 5 to the A220 Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	May 5, 2022
10.200†	Amendment No. 6 to the A220 Purchase Agreement, dated July 15, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.1	November 3, 2022
10.201†	Amendment No. 7 to the A220 Purchase Agreement, dated August 31, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	November 3, 2022
10.202†	Amendment No. 8 to the A220 Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-K	001-35121	10.190	February 16, 2023
10.203†	Amendment No. 9 to the A220 Purchase Agreement, dated July 6, 2023, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.1	November 6, 2023
10.204†	2021 Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.171	February 17, 2022
10.205§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019	8-K	001-35121	10.3	June 7, 2019
10.206§	Air Lease Corporation Annual Cash Bonus Plan	8-K	001-35121	10.1	November 14, 2018
10.207§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.208§	Air Lease Corporation 2023 Equity Incentive Plan	8-K	001-35121	10.1	May 5, 2023
10.209§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.210§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.3	August 9, 2018
10.211§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.3	May 10, 2018
10.212§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.1	May 10, 2018
10.213§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.2	May 10, 2018
10.214§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.4	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.215§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Non-employee Director Restricted Stock Units	10-Q	001-35121	10.3	August 3, 2023
10.216§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Non-employee Director Restricted Stock Units (Deferral)	10-Q	001-35121	10.4	August 3, 2023
10.217§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units	10-Q	001-35121	10.5	August 3, 2023
10.218§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units	10-Q	001-35121	10.6	August 3, 2023
10.219§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units	10-Q	001-35121	10.7	August 3, 2023
10.220§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)	10-Q	001-35121	10.8	August 3, 2023
10.221§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units	10-Q	001-35121	10.9	August 3, 2023
10.222§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units	10-Q	001-35121	10.10	August 3, 2023
10.223§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units	10-Q	001-35121	10.11	August 3, 2023
10.224§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy	10-Q	001-35121	10.2	August 4, 2016
10.225§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger	10-Q	001-35121	10.3	August 4, 2016
10.226§	Air Lease Corporation Executive Severance Plan, adopted February 22, 2017, as amended on May 3, 2017	10-Q	001-35121	10.1	May 4, 2017
10.227§	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.228§	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020	10-Q	001-35121	10.5	May 7, 2020
10.229§	Air Lease Corporation Non-Employee Director Compensation (as amended May 8, 2019)	10-K	001-35121	10.148	February 14, 2020
10.230§	Employment Agreement between ALC Aircraft Limited and Steven F. Udvar-Házy, dated February 14, 2023.	10-K	001-35121	10.212	February 16, 2023
10.231§	Employment Agreement between ALC Aircraft Limited and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.213	February 16, 2023
10.232§	Letter Agreement between Air Lease Corporation and Steven F. Udvar-Házy, dated February 14, 2023.	10-K	001-35121	10.214	February 16, 2023
10.233§	Letter Agreement between Air Lease Corporation and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.215	February 16, 2023
21.1	List of Significant Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
97.1	Incentive Compensation Recoupment Policy				Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2024.

AIR LEASE CORPORATION

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Executive Chairman of the Board of Directors	February 15, 2024
Steven F. Udvar-Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 15, 2024
John L. Plueger

/s/ Matthew J. Hart	Director	February 15, 2024
Matthew J. Hart

/s/ Yvette Hollingsworth Clark	Director	February 15, 2024
Yvette Hollingsworth Clark

Director
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 15, 2024
Marshall O. Larsen

/s/ Susan R. McCaw	Director	February 15, 2024
Susan R. McCaw

/s/ Robert A. Milton	Director	February 15, 2024
Robert A. Milton

/s/ Ian M. Saines	Director	February 15, 2024
Ian M. Saines