Form 10-Q
period 2024-03-31
AIR LEASE CORP
filed 2024-05-06
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number 001-35121
AIR LEASE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1840403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars,	Suite 1000N	90067
Los Angeles,	California
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (310) 553-0555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AL	New York Stock Exchange
6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	AL PRA	New York Stock Exchange
3.700% Medium-Term Notes, Series A, due April 15, 2030	AL30	New York Stock Exchange

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

At May 3, 2024, there were 111,366,501 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended March 31, 2024

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
•increases in our cost of borrowing, decreases in our credit ratings or changes in interest rates;
•our inability to generate sufficient returns on our aircraft investments through strategic acquisition and profitable leasing;
•the failure of an aircraft or engine manufacturer to meet its contractual obligations to us, including or as a result of manufacturing flaws and technical or other difficulties with aircraft or engines before or after delivery;
•our ability to recover losses related to aircraft detained in Russia, including through insurance claims and related litigation;
•obsolescence of, or changes in overall demand for, our aircraft;
•changes in the value of, and lease rates for, our aircraft, including as a result of aircraft oversupply, manufacturer production levels, our lessees’ failure to maintain our aircraft, inflation, and other factors outside of our control;
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
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•any additional factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$554,373	$460,870
Restricted cash	1,552	3,622
Flight equipment subject to operating leases	32,273,883	31,787,241
Less accumulated depreciation	(5,729,380)	(5,556,033)
	26,544,503	26,231,208
Deposits on flight equipment purchases	1,088,363	1,203,068
Other assets	2,723,644	2,553,484
Total assets	$30,912,435	$30,452,252
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$1,160,132	$1,164,140
Debt financing, net of discounts and issuance costs	19,479,961	19,182,657
Security deposits and maintenance reserves on flight equipment leases	1,594,069	1,519,719
Rentals received in advance	138,181	143,861
Deferred tax liability	1,308,221	1,281,837
Total liabilities	$23,680,564	$23,292,214
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$106	$106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,366,501 and 111,027,252 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,114	1,110
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,286,122	3,287,234
Retained earnings	3,943,867	3,869,813
Accumulated other comprehensive income	662	1,775
Total shareholders’ equity	$7,231,871	$7,160,038
Total liabilities and shareholders’ equity	$30,912,435	$30,452,252

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Revenues
Rental of flight equipment	$614,329	$617,773
Aircraft sales, trading and other	48,981	18,369
Total revenues	663,310	636,142

Expenses
Interest	181,595	151,613
Amortization of debt discounts and issuance costs	13,108	13,073
Interest expense	194,703	164,686
Depreciation of flight equipment	277,260	259,680
Selling, general and administrative	47,743	47,614
Stock-based compensation expense	8,275	5,896
Total expenses	527,981	477,876
Income before taxes	135,329	158,266
Income tax expense	(27,463)	(29,546)
Net income	$107,866	$128,720
Preferred stock dividends	(10,425)	(10,425)
Net income attributable to common stockholders	$97,441	$118,295

Other comprehensive income/(loss):
Foreign currency translation adjustment	$18,444	$(830)
Change in fair value of hedged transactions	(19,860)	148
Total tax benefit on other comprehensive income/loss	303	146
Other comprehensive income/(loss), net of tax	(1,113)	(536)
Total comprehensive income attributable for common stockholders	$96,328	$117,759

Earnings per share of common stock:
Basic	$0.88	$1.07
Diluted	$0.87	$1.06
Weighted-average shares of common stock outstanding
Basic	111,174,593	110,943,552
Diluted	111,529,770	111,199,996

Dividends declared per share of common stock	$0.21	$0.20

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	567,154	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	8,275	—	—	8,275
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,387)	—	(23,387)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Tax withholdings on stock based-compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	107,866	—	107,866
Balance at March 31, 2024	10,600,000	$106	111,366,501	$1,114	—	$—	$3,286,122	$3,943,867	$662	$7,231,871

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	198,437	2	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	5,896	—	—	5,896
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,203)	—	(22,203)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(536)	(536)
Tax withholdings on stock based-compensation	—	—	(75,116)	(1)	—	—	(3,230)	—	—	(3,231)
Net income	—	—	—	—	—	—	—	128,720	—	128,720
Balance at March 31, 2023	10,600,000	$106	111,015,418	$1,110	—	$—	$3,258,639	$3,482,912	$1,819	$6,744,586

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Operating Activities
Net income	$107,866	$128,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	277,260	259,680
Stock-based compensation expense	8,275	5,896
Deferred taxes	26,687	28,726
Amortization of discounts and debt issuance costs	13,108	13,073
Amortization of prepaid lease costs	24,336	18,323
Gain on aircraft sales, trading and other activity	(51,346)	(41,650)
Changes in operating assets and liabilities:
Other assets	(16,829)	(26,907)
Accrued interest and other payables	(12,438)	(45,493)
Rentals received in advance	(5,589)	8,122
Net cash provided by operating activities	371,330	348,490
Investing Activities
Acquisition of flight equipment under operating lease	(706,179)	(1,236,828)
Payments for deposits on flight equipment purchases	—	(4,000)
Proceeds from aircraft sales, trading and other activity	200,401	21,391
Acquisition of aircraft furnishings, equipment and other assets	(124,546)	(53,939)
Net cash used in investing activities	(630,324)	(1,273,376)
Financing Activities
Cash dividends paid on Class A common stock	(23,316)	(22,178)
Cash dividends paid on preferred stock	(10,425)	(10,425)
Tax withholdings on stock-based compensation	(9,384)	(3,229)
Net change in unsecured revolving facility	353,000	653,000
Proceeds from debt financings	1,428,212	1,352,766
Payments in reduction of debt financings	(1,476,877)	(1,209,971)
Debt issuance costs	(1,694)	(3,159)
Security deposits and maintenance reserve receipts	93,464	93,377
Security deposits and maintenance reserve disbursements	(2,553)	(3,775)
Net cash provided by financing activities	350,427	846,406
Net increase/(decrease) in cash	91,433	(78,480)
Cash, cash equivalents and restricted cash at beginning of period	464,492	780,017
Cash, cash equivalents and restricted cash at end of period	$555,925	$701,537

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $11,412 and $10,658 at March 31, 2024 and 2023, respectively	$203,581	$197,935
Cash paid for income taxes	$3,033	$3,571
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$155,214	$227,738
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$276,094	$80,036
Flight equipment subject to operating leases reclassified to investment in sales-type lease	$33,629	$—
Cash dividends declared on Class A common stock, not yet paid	$23,387	$22,203

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of March 31, 2024, the Company owned 472 aircraft, managed 73 aircraft and had 320 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2024, and for all periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is still evaluating the impact of ASU 2023-09 but does not expect the application of this guidance to have a material impact on its financial statement disclosures.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Debt Financing

The Company’s consolidated debt as of March 31, 2024 and December 31, 2023 is summarized below:

	March 31, 2024	December 31, 2023
	(in thousands)
Unsecured
Senior unsecured securities	$16,307,719	$16,329,605
Term financings	1,608,450	1,628,400
Revolving credit facility	1,453,000	1,100,000
Total unsecured debt financing	19,369,169	19,058,005
Secured
Export credit financing	201,417	204,984
Term financings	97,111	100,471
Total secured debt financing	298,528	305,455

Total debt financing	19,667,697	19,363,460
Less: Debt discounts and issuance costs	(187,736)	(180,803)
Debt financing, net of discounts and issuance costs	$19,479,961	$19,182,657

As of March 31, 2024, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

Senior unsecured securities (including Medium-Term Note Program)

As of March 31, 2024 and December 31, 2023, the Company had $16.3 billion in senior unsecured securities outstanding.

During the three months ended March 31, 2024, the Company issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029 (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”) and (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”).

The 2024 C$ notes issued in 2024 have the same terms as, and constitute a single tranche with, the C$500.0 million aggregate principal amount of 5.40% Medium-Term Notes issued in November 2023. The Company hedged the 2024 C$ notes through a cross-currency swap that converts the borrowing rate to a fixed 5.95% U.S. dollar denominated rate. The Company also hedged the 2024 € notes through a cross-currency swap that converts the borrowing rate to a fixed 5.441% U.S. dollar denominated rate. The swaps have been designated as cash flow hedges with changes in the fair value of the derivative recognized in other comprehensive income/(loss). See Note 9. “Fair Value Measurements” for additional details on the fair value of the swaps.

Syndicated unsecured revolving credit facility

As of March 31, 2024 and December 31, 2023, the Company had $1.5 billion and $1.1 billion, respectively, outstanding under its syndicated unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2024, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of May 6, 2024, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

Secured debt financings

As of March 31, 2024, the Company had an outstanding balance of $298.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $441.4 million. As of December 31, 2023, the Company had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of the Company’s secured obligations as of March 31, 2024 and December 31, 2023 are recourse in nature.

Maturities

Maturities of debt outstanding as of March 31, 2024 are as follows (in thousands):

Years ending December 31,
2024	$1,726,518
2025	2,422,736
2026	4,441,613
2027	4,161,117
2028	2,987,622
Thereafter	3,928,091
Total	$19,667,697

Note 4. Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the three months ended March 31, 2024:

(in thousands)
Net book value as of December 31, 2023	$26,231,208
Purchase of aircraft	900,278
Depreciation	(277,260)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(276,094)
Flight equipment subject to operating leases reclassified to investment in sales-type lease	(33,629)
Net book value as of March 31, 2024	$26,544,503

Accumulated depreciation as of March 31, 2024	$(5,729,380)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Update on Russian fleet

As previously disclosed in the Company’s filings with the U.S. Securities and Exchange Commission, in June 2022, the Company and certain of its subsidiaries submitted insurance claims to the insurers on its aviation insurance policies to recover losses relating to aircraft detained in Russia for which the Company recorded a net write-off of its interests in its owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. In December 2022, the Company filed suit in the Los Angeles County Superior Court of the State of California against its aviation insurance carriers in connection with its previously submitted insurance claims for which a trial date has been set for April 17, 2025. The Company continues to have significant claims against its aviation insurance carriers and will continue to vigorously pursue all available insurance claims and its related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any future insurance and related recoveries and the outcome of the Company’s ongoing insurance litigation remain uncertain at this time.

On January 19, 2024, the Company filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for aircraft that remain in Russia. The lawsuit against the Airlines’ Insurers is in the early stages and no trial date has been set.

As of May 6, 2024, 16 aircraft previously included in the Company’s owned fleet are still detained in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s ongoing demands for the return of its assets.

Note 5. Flight Equipment Held for Sale

As of March 31, 2024, the Company had 17 aircraft, with a carrying value of $666.4 million, which were classified as held for sale and included in Other assets on the Consolidated Balance Sheets. The Company expects the sale of all 17 aircraft to be completed in 2024. As of March 31, 2024, the Company held an aggregate of $305.8 million in purchase deposits pursuant to sale agreements related to six of the 17 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

During the three months ended March 31, 2024, the Company transferred eight aircraft from flight equipment subject to operating lease and completed the sale of five aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2023, the Company had 14 aircraft, with a carrying value of $605.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets.

The following table summarizes the activities for the Company’s held for sale for the three months ended March 31, 2024 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2023	$605,104
Flight equipment subject to operating leases reclassified to flight equipment held for sale	276,094
Aircraft sales	(214,798)
Flight equipment held for sale as of March 31, 2024	$666,400

Note 6. Commitments and Contingencies

Aircraft Acquisition

As of March 31, 2024, the Company had commitments to purchase 320 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $20.9 billion. The following table shows the Company’s contractual delivery commitment schedule as of March 31, 2024:

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Estimated Delivery Years
Aircraft Type	Last 9 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	16	11	15	17	—	—	59
Airbus A320/321neo(1)	14	11	30	50	36	4	145
Airbus A330-900neo	6	1	—	—	—	—	7
Airbus A350-900/1000	3	—	—	—	—	—	3
Airbus A350F	—	—	—	4	2	1	7
Boeing 737-8/9 MAX	20	27	21	7	2	—	77
Boeing 787-9/10	11	10	1	—	—	—	22
Total(2)	70	60	67	78	40	5	320

(1) The Company’s Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through May 6, 2024. The Company’s contractual delivery commitment schedule is subject to a number of factors outside its control, including ongoing delays by Airbus and Boeing for some aircraft, and the Company cannot guarantee delivery of any particular aircraft at any specific time notwithstanding its contractual delivery commitment schedule.

The table above is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for some aircraft in its orderbook. The Company remains in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of these delays.

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

In January 2024, the FAA ordered the temporary grounding of certain Boeing 737-9 MAX aircraft after the in-flight loss of a mid-cabin exit door plug in one aircraft. The 737-9 MAX aircraft has since returned to service; however, Boeing will not be allowed by the FAA to increase 737 MAX production rates until quality control issues are resolved. Due to these production constraints, the Company expects further delivery delays on our 737 MAX aircraft orders, and the Company is unable to estimate when Boeing 737 MAX production rates will normalize.

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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $20.9 billion as of March 31, 2024, are as follows (in thousands):

Years ending December 31,
2024 (excluding the three months ended March 31, 2024)	$5,521,459
2025	4,245,270
2026	3,804,021
2027	4,626,120
2028	2,330,499
Thereafter	354,227
Total	$20,881,596

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has made non-refundable deposits on flight equipment purchases of $1.1 billion and $1.2 billion as of March 31, 2024 and December 31, 2023, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 7. Rental Income

As of March 31, 2024, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of March 31, 2024 are as follows (in thousands):

Years ending December 31,
2024 (excluding the three months ended March 31, 2024)	$1,824,562
2025	2,328,165
2026	2,088,796
2027	1,888,157
2028	1,710,994
Thereafter	6,717,010
Total	$16,557,684

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of March 31, 2024, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the three months ended March 31, 2024, and 2023, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,084,610 and 969,698 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2024 and 2023, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the reconciliation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2024	2023
	(in thousands, except share and per share)
Basic earnings per share:
Numerator
Net income	$107,866	$128,720
Preferred stock dividends	(10,425)	(10,425)
Net income attributable to common stockholders	$97,441	$118,295
Denominator
Weighted-average shares outstanding	111,174,593	110,943,552
Basic earnings per share	$0.88	$1.07
Diluted earnings per share:
Numerator
Net income	$107,866	$128,720
Preferred stock dividends	(10,425)	(10,425)
Net income attributable to common stockholders	$97,441	$118,295
Denominator
Number of shares used in basic computation	111,174,593	110,943,552
Weighted-average effect of dilutive securities	355,177	256,444
Number of shares used in per share computation	111,529,770	111,199,996
Diluted earnings per share	$0.87	$1.06

Note 9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has four cross-currency swaps, which were issued in December 2019, November 2023, February 2024 and March 2024, related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency exchange derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of March 31, 2024, the estimated fair value of one of the Company’s foreign exchange swaps was a derivative asset of $5.6 million and the remaining three swaps was a derivative liability of $8.5 million. As of December 31, 2023, the estimated fair value of the Company’s foreign exchange swaps was a derivative asset of $17.0 million. Derivative assets are included in Other assets on the Company’s Consolidated Balance Sheets while derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2024 was $19.0 billion compared to a book value of $19.7 billion. The estimated fair value of debt financing as of December 31, 2023 was $18.7 billion compared to a book value of $19.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at March 31, 2024, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2024 and December 31, 2023 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.     Shareholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had 111,366,501 and 111,027,252 shares of Class A common stock issued and outstanding, respectively. The Company authorized for issuance up to 10,000,000 shares of Class B common stock, $0.01 par value at March 31, 2024 and December 31, 2023. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of March 31, 2024 or December 31, 2023.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2024	Liquidation Preference as of March 31, 2024(2)	Issue Date	Dividend Rate in Effect at March 31, 2024(3)	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	3M Term SOFR(1) plus 3.65%	June 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

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

Note 11.     Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of March 31, 2024, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,719,460. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

The Company recorded $8.3 million and $5.9 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2024 and 2023, respectively.

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

During the three months ended March 31, 2024, the Company granted 810,284 RSUs of which 133,438 are TSR RSUs and 308,421 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the three months ended March 31, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	1,607,575	$46.44
Granted	810,284	$41.34
Vested (1)	(567,154)	$45.26
Forfeited/canceled	(75,779)	$54.03
Unvested at March 31, 2024	1,774,926	$44.16
Expected to vest after March 31, 2024	2,009,069	$44.08

(1) During the three months ended March 31, 2024, 247,258 performance based RSUs and 319,896 time-based RSUs vested.

As of March 31, 2024, there was $58.1 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 2.12 years.

Note 12. Aircraft Under Management

As of March 31, 2024, the Company managed 73 aircraft across two aircraft management platforms. The Company managed 40 aircraft through its Thunderbolt platform and 33 aircraft through the Blackbird investment funds.

As of March 31, 2024, the Company managed 33 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of March 31, 2024, the Company's non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $69.5 million and $69.4 million as of March 31, 2024 and December 31, 2023, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of March 31, 2024, the Company managed 40 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of each of March 31, 2024 and December 31, 2023 and is included in Other assets on the Consolidated Balance Sheets.

As of May 6, 2024, two aircraft in the Company’s managed fleet remain in Russia. While the respective managed platform maintains title to the aircraft, the Company has determined that it is unlikely it will regain possession of the aircraft that have not been returned and that remain in Russia.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 6, 2023, Thunderbolt I entered into an agreement to sell all aircraft in its portfolio, consisting of 13 aircraft. As servicer of Thunderbolt I, the Company is facilitating the sale and transfer of the aircraft. During the three months ended March 31, 2024, Thunderbolt I completed the sale of four of the 13 aircraft.

Note 13. Net Investment in Sales-type Leases

As of March 31, 2024 and December 31, 2023, the Company had sales-type leases for 13 aircraft and 12 aircraft in its owned fleet, respectively.

Net investment in sales-type leases are included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Future minimum lease payments to be received	$315,151	$285,443
Estimated residual values of leased flight equipment	117,415	108,688
Less: Unearned income	(57,291)	(53,412)
Net Investment in Sales-type Leases	$375,275	$340,719

As of March 31, 2024, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2024 (excluding the three months ended March 31, 2024)	$25,516
2025	34,022
2026	34,022
2027	34,022
2028	34,022
Thereafter	153,547
Total	$315,151

Note 14. Subsequent Events

On May 3, 2024, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series A, Series B and Series C preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.21	June 4, 2024	July 8, 2024
Series A Preferred Stock	$0.592675	May 31, 2024	June 15, 2024
Series B Preferred Stock	$11.625	May 31, 2024	June 15, 2024
Series C Preferred Stock	$10.3125	May 31, 2024	June 15, 2024

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing the most modern, fuel-efficient new technology commercial jet aircraft directly from aircraft manufacturers, such as Airbus S.A.S. (“Airbus”) and The Boeing Company (“Boeing”), and leasing those aircraft to airlines throughout the world with the intention to generate attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to third-parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

First Quarter Overview

During the three months ended March 31, 2024, we purchased 14 new aircraft from Airbus and Boeing and sold five aircraft. We ended the first quarter with a total of 472 aircraft in our owned fleet. The net book value of our fleet1 grew by 1.2% to $26.5 billion as of March 31, 2024 compared to $26.2 billion as of December 31, 2023. The weighted average age of our fleet was 4.7 years and the weighted average lease term remaining was 7.0 years as of March 31, 2024. Our managed fleet was comprised of 73 aircraft as of March 31, 2024 compared to 78 aircraft as of December 31, 2023. We have a globally diversified customer base comprised of 120 airlines in 62 countries as of March 31, 2024. We continued to maintain a strong lease utilization rate of 100.0% for the three months ended March 31, 2024.

As of March 31, 2024, we had commitments to purchase 320 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $20.9 billion. We have placed 100% of our committed orderbook on long-term leases for aircraft delivering through the end of 2025 and have placed 63% of our entire orderbook. We ended the first quarter of 2024 with $30.6 billion in committed minimum future rental payments, consisting of $16.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.0 billion in minimum future rental payments related to aircraft which will deliver between 2024 through 2028.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. We ended the first quarter of 2024 with an aggregate borrowing capacity under our unsecured revolving credit facility of approximately $6.0 billion and total liquidity of $6.5 billion. As of March 31, 2024, we had total debt outstanding of $19.7 billion, of which 83.3% was at a fixed rate and 98.5% was unsecured, and in the aggregate, our composite cost of funds was 4.03%.

Our total revenues for the quarter ended March 31, 2024 increased by 4.3% to $663.3 million, compared to the quarter ended March 31, 2023. The increase in total revenues was primarily driven by the continued growth of our fleet and an increase in sales activity, partially offset by a decrease in end of lease revenue. During the three months ended March 31, 2024, we recognized $23.0 million in gains from the sale of five aircraft and $12.7 million in end of lease revenue from the return of two aircraft. During the first quarter of 2023, we recognized $8.8 million from the sale of two aircraft and $34.7 million in end of lease revenue from the return of 10 aircraft.

During the three months ended March 31, 2024, we recorded net income attributable to common stockholders of $97.4 million, or $0.87 per diluted share, as compared to net income attributable to common stockholders of $118.3 million, or $1.06 per diluted share, for the three months ended March 31, 2023. The decrease from the prior year period is primarily due to higher interest expense driven by the increase in our composite cost of funds, partially offset by the increase in revenues discussed above.
1 References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

Our adjusted net income before income taxes2 excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. For the three months ended March 31, 2024, we recorded adjusted net income before income taxes of $146.3 million, or $1.31 per adjusted diluted share, compared to an adjusted net income before income taxes of $166.8 million, or $1.50 per adjusted diluted share, for the three months ended March 31, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense driven by the increase in our composite cost of funds, partially offset by the increase in revenues discussed above.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 1.2%, to $26.5 billion as of March 31, 2024, compared to $26.2 billion as of December 31, 2023. During the three months ended March 31, 2024, we purchased 14 new aircraft from Airbus and Boeing and sold five aircraft. We ended the period with a total of 472 aircraft in our owned fleet. As of March 31, 2024, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.7 years and 7.0 years, respectively. We also managed 73 aircraft as of March 31, 2024.

Our portfolio metrics as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
Net book value of flight equipment subject to operating lease	$26.5	billion	$26.2	billion
Weighted-average fleet age(1)	4.7 years		4.6 years
Weighted-average remaining lease term(1)	7.0 years		7.0 years

Owned fleet(2)	472		463
Managed fleet	73		78
Aircraft on order	320		334
Total	865		875

Current fleet contracted rentals	$16.6	billion	$16.4	billion
Committed fleet rentals	$14.0	billion	$14.6	billion
Total committed rentals	$30.6	billion	$31.0	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of March 31, 2024 and December 31, 2023, our owned fleet count included 17 and 14 aircraft classified as flight equipment held for sale and 13 and 12 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.
2 Adjusted net income before income taxes excludes the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” below for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$10,343,225	39.0%	$9,881,024	37.7%
Asia Pacific	10,191,471	38.4%	10,456,435	39.8%
Central America, South America, and Mexico	2,395,119	9.0%	2,361,089	9.0%
The Middle East and Africa	2,045,638	7.7%	2,062,420	7.9%
U.S. and Canada	1,569,050	5.9%	1,470,240	5.6%
Total	$26,544,503	100.0%	$26,231,208	100.0%

The following table sets forth our top five lessees by net book value as of March 31, 2024:

March 31, 2024
Lessee	% of Total
Virgin Atlantic	5.4%
EVA Air	4.7%
ITA	4.7%
Air France-KLM Group	4.4%
Vietnam Airlines	4.0%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	3	0.6%	2	0.4%
Airbus A220-300	14	3.0%	13	2.8%
Airbus A319-100	1	0.2%	1	0.2%
Airbus A320-200	28	5.9%	28	6.0%
Airbus A320-200neo	26	5.5%	25	5.4%
Airbus A321-200	23	4.9%	23	5.0%
Airbus A321-200neo	100	21.2%	95	20.6%
Airbus A330-200(1)	13	2.8%	13	2.8%
Airbus A330-300	5	1.1%	5	1.1%
Airbus A330-900neo	22	4.7%	23	5.0%
Airbus A350-900	14	3.0%	14	3.0%
Airbus A350-1000	8	1.7%	7	1.5%
Boeing 737-700	3	0.6%	3	0.6%
Boeing 737-800	71	15.0%	73	15.8%
Boeing 737-8 MAX	55	11.7%	52	11.2%
Boeing 737-9 MAX	29	6.1%	29	6.3%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	5.1%	24	5.2%
Boeing 787-9	25	5.3%	25	5.4%
Boeing 787-10	6	1.2%	6	1.3%
Embraer E190	1	0.2%	1	0.2%
Total(2)	472	100.0%	463	100.0%

(1) As of March 31, 2024 and December 31, 2023, aircraft count includes two Airbus A330-200 aircraft classified as a freighter.
(2) As of March 31, 2024 and December 31, 2023, our owned fleet count included 17 and 14 aircraft classified as flight equipment held for sale and 13 and 12 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.

As of March 31, 2024, we had contractual commitments to acquire a total of 320 new aircraft for delivery through 2029. The following tables show our contractual delivery commitment schedule and our expected delivery commitment schedule as of March 31, 2024:

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 9 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	16	11	15	17	—	—	59
Airbus A320/321neo(1)	14	11	30	50	36	4	145
Airbus A330-900neo	6	1	—	—	—	—	7
Airbus A350-900/1000	3	—	—	—	—	—	3
Airbus A350F	—	—	—	4	2	1	7
Boeing 737-8/9 MAX	20	27	21	7	2	—	77
Boeing 787-9/10	11	10	1	—	—	—	22
Total(2)	70	60	67	78	40	5	320

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through May 6, 2024. Our contractual delivery commitment schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for some aircraft, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our contractual delivery commitment schedule.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 9 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	12	14	14	17	2	—	59
Airbus A320/321neo(1)	14	11	22	46	43	9	145
Airbus A330-900neo	6	1	—	—	—	—	7
Airbus A350-900/1000	3	—	—	—	—	—	3
Airbus A350F	—	—	—	3	3	1	7
Boeing 737-8/9 MAX	12	30	21	12	2	—	77
Boeing 787-9/10	6	10	6	—	—	—	22
Total(2)	53	66	63	78	50	10	320

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects our contractual commitment schedule adjusted to reflect production and delivery estimates by management as of May 6, 2024. Our expected delivery schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for some aircraft, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Contractual and expected commitments for the acquisition of these aircraft as of March 31, 2024 are as follows (in thousands):

Years ending December 31,	Contractual	Expected
2024 (excluding the three months ended March 31, 2024)	$5,521,459	$4,165,419
2025	4,245,270	4,421,568
2026	3,804,021	4,200,176
2027	4,626,120	4,587,718
2028	2,330,499	2,881,996
Thereafter	354,227	624,719
Total	$20,881,596	$20,881,596

The tables above are subject to change based on Airbus and Boeing delivery delays. As noted above, we expect delivery delays for some of the aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are not currently able to determine the full impact of these delays.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing.

In January 2024, the FAA ordered the temporary grounding of certain Boeing 737-9 MAX aircraft after the in-flight loss of a mid-cabin exit door plug in one aircraft. The 737-9 MAX aircraft has since returned to service; however, Boeing will not be allowed by the FAA to increase 737 MAX production rates until quality control issues are resolved. Due to these production constraints, we expect further delivery delays on our 737 MAX aircraft orders, and we are unable to estimate when Boeing 737 MAX production rates will normalize.

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

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft contractually scheduled to be delivered as of March 31, 2024, along with the lease placements of such aircraft as of May 6, 2024. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types; however, they have yet to meaningfully increase production. At current production rates, we do not see delivery delays improving in the near term. In addition, the Pratt & Whitney GTF engine manufacturing flaws and Boeing’s enhancement of their quality control procedures could further impact delivery delays of new Airbus A320neo family aircraft and the Boeing 737 MAX, respectively. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are not currently able to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2024	70	70	100.0%
2025	60	60	100.0%
2026	49	67	73.1%
2027	23	78	29.5%
2028	1	40	2.5%
Thereafter	—	5	—%
Total	203	320

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of March 31, 2024, we had a globally diversified customer base of 120 airlines in 62 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

We believe the current airline operating environment is favorably positioned for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, OEM supply chain challenges and backlogs, the rising price of jet fuel, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft.

Passenger traffic volume has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 14% in March 2024 relative to the prior year period, primarily due to continued strength in international traffic and healthy continued expansion of domestic traffic globally. International traffic in March rose 19% relative to the prior year, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong international expansion in all other major markets reported by IATA. Global domestic traffic rose 7% in March as compared to the prior year period, led by traffic growth in China. Meanwhile, passenger load factors also continue to rise and are persisting at historically high levels, which is compounding airline demand for additional aircraft. IATA reported total global passenger load factors of 82% for March 2024, as compared to 81% in the prior year period and 79% for full-year 2022.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests. Airline forward ticket sales as reported by IATA remained healthy in the first quarter 2024, illustrating continued support for traffic volume into 2024. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, as well as shorter on-wing engine time of most new technology engines. These delays have impacted and may continue to impact the ability of Airbus and Boeing to meet their contractual delivery obligations to us. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future.

The increased demand for our new aircraft, combined with elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the three months ended March 31, 2024. However, lease rate increases continue to lag behind interest rate increases. We expect that lease rates will continue to increase as airlines adjust to a persistently higher interest rate environment and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the tightening of credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry may include some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of higher fuel costs, increased interest rates, inflation, foreign currency risk, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although the magnitude of underlying pre-pandemic demand returning to the market is offering a strong counterbalance to these increased costs.

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

Update on Russian Fleet

As previously disclosed in our filings with the U.S. Securities and Exchange Commission, in June 2022, we and certain of our subsidiaries submitted insurance claims to the insurers on our aviation insurance policies to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. In December 2022, we filed suit in the Los Angeles County Superior Court of the State of California against our aviation insurance carriers in connection with our previously submitted insurance claims for which a trial date has been set for April 17, 2025. We continue to have significant claims against our aviation insurance carriers and will continue to vigorously pursue all available insurance claims and our related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any future insurance and related recoveries and the outcome of our ongoing insurance litigation remain uncertain at this time. See “Part II — Item 1. Legal Proceedings” for more information on our ongoing litigation proceedings regarding aircraft that remain detained in Russia.

As of May 6, 2024, we maintain title to 16 aircraft previously included in our owned fleet that are still detained in Russia. While we remain in ongoing settlement discussions regarding these aircraft, the operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities. It is uncertain whether any of these discussions will result in any settlement or receipt of settlement proceeds and, if so, in what amount.

Liquidity and Capital Resources

Overview

We ended the first quarter of 2024 with available liquidity of $6.5 billion, which was comprised of unrestricted cash of $554.4 million and undrawn balances under our unsecured revolving credit facility of approximately $6.0 billion. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond.

We ended the first quarter of 2024 with total debt outstanding of $19.7 billion, of which 83.3% was at a fixed rate and 98.5% was unsecured, and in the aggregate, our composite cost of funds was 4.03%. As of December 31, 2023, we had total debt outstanding of $19.4 billion, of which 84.7% was at a fixed rate and 98.4% of which was unsecured, and in the aggregate, our composite cost of funds was 3.77%.

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

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the first quarter of 2024 with $554.4 million in unrestricted cash.
•Lease cash flows: We ended the first quarter of 2024 with $30.6 billion in committed minimum future rental payments comprised of $16.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $14.0 billion in minimum future rental payments related to aircraft which will deliver between 2024 through 2028. These rental payments are a primary driver of our short and long-term operating cash flow. As of March 31, 2024, our minimum future rentals on our existing non-cancellable operating leases for the next 12 months was $2.4 billion. For further detail on our minimum future rentals for the remainder of 2024 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: After giving effect to the amendment signed in April 2024, our $7.8 billion revolving credit facility is syndicated across 52 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2028, although we expect to refinance this facility in advance of that date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of March 31, 2024, we had $1.5 billion outstanding under our unsecured revolving credit facility.
•Senior unsecured securities: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. During the three months ended March 31, 2024, we issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029 (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in aggregate principal amount of 5.40% Medium-Term Notes due 2028 and (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030. We expect to have continued access to the investment grade bond market and other unsecured securities in the future, although we continue to anticipate that interest rates for issuances in the near term will remain elevated compared to those available prior to 2022.
•Unsecured bank facilities: We have active dialogue with a variety of global financial institutions and enter into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding. These loans are typically pre-payable without penalty at any time offering us significant flexibility in different rate environments.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We have $1.4 billion of aircraft in our sales pipeline, which includes $666.4 million of aircraft classified as flight equipment held for sale as of March 31, 2024 and $698.0 million of aircraft subject to letters of intent3. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed in 2024. We expect to sell approximately $1.5 billion in aircraft for the full year 2024 and continue to see robust demand in the secondary market to support our aircraft sales program.
3 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

•Other sources: In addition to the above, we generate liquidity through cash received from security deposits and maintenance reserves from our lease agreements, other sources of debt financings (including secured bank term loans, export credit and private placements), as well as issuances of preferred stock.

Tighter monetary policies in the United States and other countries since early 2022 resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated. This higher interest rate environment has resulted in increased borrowing costs for us and will result in increased borrowing costs until interest rates decline. Historically, there has been a lag between a rise in interest rates and subsequent increases in lease rates. While we have experienced increasing lease rates on new lease agreements and lease extensions since 2023, which are serving to partially offset increased borrowing costs, lease rate increases continue to lag the rapid increase in interest rates. We believe that lease rates should continue to increase as airlines adjust to a persistently higher rate environment and our funding advantage relative to our airline customers widens. In addition, lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

As of March 31, 2024, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our material cash requirements as of March 31, 2024, are principally as follows (in thousands):

	Last 9 months of 2024	2025	2026	2027	2028	Thereafter	Total
Contractual purchase commitments(1)	$5,521,459	$4,245,270	$3,804,021	$4,626,120	$2,330,499	$354,227	$20,881,596
Long-term debt obligations	1,726,518	2,422,736	4,441,613	4,161,117	2,987,622	3,928,091	19,667,697
Interest payments on debt outstanding(2)	582,648	747,752	645,956	437,789	240,849	276,239	2,931,233
Total	$7,830,625	$7,415,758	$8,891,590	$9,225,026	$5,558,970	$4,558,557	$43,480,526

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through May 6, 2024.
(2) Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2024, which is inclusive of any cross-currency hedging arrangements.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft may differ from our estimates and could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our contractual purchase commitments shown in the table above may not reflect when the aircraft investments are eventually made. For 2024, we currently expect to make between $4.5 billion and $5.5 billion in aircraft investments.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock.

Cash Flows

Our cash flows provided by operating activities increased by 6.6% or $22.8 million, to $371.3 million for the three months ended March 31, 2024 as compared to $348.5 million for the three months ended March 31, 2023. Our cash flow provided by operating activities during the three months ended March 31, 2024 increased primarily due to the continued growth of our fleet and an increase in customer cash collections as compared to the three months ended March 31, 2023. Our cash flows used in investing activities was $630.3 million for the three months ended March 31, 2024 and $1.3 billion for the three months ended March 31, 2023. This decrease was due to the timing of aircraft purchases and an increase in our sales and trading activity. Our cash flow provided by financing activities was $350.4 million for the three months ended March 31, 2024 as compared to $846.4 million for the three months ended March 31, 2023. The decrease is primarily due to a decrease in debt borrowings, partially offset by an increase in repayments. Our financing activities are mainly driven by changes in our investing activities.

Debt

Our debt financing at March 31, 2024 and December 31, 2023 is summarized below:

	March 31, 2024	December 31, 2023
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$16,307,719	$16,329,605
Term financings	1,608,450	1,628,400
Revolving credit facility	1,453,000	1,100,000
Total unsecured debt financing	19,369,169	19,058,005
Secured
Export credit financing	201,417	204,984
Term financings	97,111	100,471
Total secured debt financing	298,528	305,455

Total debt financing	19,667,697	19,363,460
Less: Debt discounts and issuance costs	(187,736)	(180,803)
Debt financing, net of discounts and issuance costs	$19,479,961	$19,182,657
Selected interest rates and ratios:
Composite interest rate(1)	4.03%	3.77%
Composite interest rate on fixed-rate debt(1)	3.51%	3.26%
Percentage of total debt at a fixed-rate	83.27%	84.71%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of March 31, 2024 and December 31, 2023, we had $16.3 billion in senior unsecured securities outstanding.

During the three months ended March 31, 2024, we issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029 (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”) and (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”).

The C$ notes issued in 2024 have the same terms as, and constitute a single tranche with, the C$500.0 million aggregate principal amount of 5.40% Medium-Term Notes issued in November 2023. We hedged the 2024 C$ notes through a cross-currency swap that converts the borrowing rate to a fixed 5.95% U.S. dollar denominated rate. We hedged the 2024 € notes through a cross-currency swap that converts the borrowing rate to a fixed 5.441% U.S. dollar denominated rate. The swaps have been designated as cash flow hedges with changes in the fair value of the derivative recognized in other comprehensive income/(loss). See Note 9 of Notes to Consolidated Financial Statements included in Item 1 for additional details on the fair value of the swaps.

Syndicated unsecured revolving credit facility

As of March 31, 2024 and December 31, 2023, we had $1.5 billion and $1.1 billion, respectively, outstanding under our syndicated unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2024, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of May 6, 2024, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in our credit ratings.

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

Secured debt financings

As of March 31, 2024, we had an outstanding balance of $298.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $441.4 million. As of December 31, 2023, we had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of our secured obligations as of March 31, 2024 and December 31, 2023 are recourse in nature.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of March 31, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2024	Liquidation Preference as of March 31, 2024(2)	Issue Date	Dividend Rate in Effect at March 31, 2024(3)	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	3M Term SOFR(1) plus 3.65%	June 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

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

For more information regarding our preferred stock issued and outstanding, see Note 5 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes the quarterly cash dividends that we paid during the three months ended March 31, 2024 on our outstanding Series A, Series B and Series C Preferred Stock (in thousands):

Payment Date
Title of each class	March 15, 2024
Series A Preferred Stock	$3,844
Series B Preferred Stock	$3,487
Series C Preferred Stock	$3,094

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

Credit Ratings

In 2024, Kroll Bond Ratings and Standard and Poor’s reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 22, 2024
Standard and Poor’s	BBB	BBB	Stable	January 19, 2024
Fitch Ratings	BBB	BBB	Stable	December 19, 2023

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Revenues
Rental of flight equipment	$614,329	$617,773
Aircraft sales, trading and other	48,981	18,369
Total revenues	663,310	636,142

Expenses
Interest	181,595	151,613
Amortization of debt discounts and issuance costs	13,108	13,073
Interest expense	194,703	164,686
Depreciation of flight equipment	277,260	259,680
Selling, general and administrative	47,743	47,614
Stock-based compensation expense	8,275	5,896
Total expenses	527,981	477,876
Income before taxes	135,329	158,266
Income tax expense	(27,463)	(29,546)
Net income	$107,866	$128,720
Preferred stock dividends	(10,425)	(10,425)
Net income attributable to common stockholders	$97,441	$118,295

Earnings per share of common stock:
Basic	$0.88	$1.07
Diluted	$0.87	$1.06

Other financial data
Pre-tax margin	20.4%	24.9%
Pre-tax return on common equity (trailing twelve months)	11.2%	10.2%
Adjusted net income before income taxes(1)	$146,287	$166,810
Adjusted diluted earnings per share before income taxes(1)	$1.31	$1.50
Adjusted pre-tax margin(1)	22.1%	26.2%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	11.6%	11.0%
__________________________________________
(1)Adjusted net income before income taxes (defined as net income attributable to common stockholders excluding the effects of certain non-cash items, one-time or non-recurring items that are not expected to continue in the future and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income attributable to common stockholders, pre-tax margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$97,441	$118,295
Amortization of debt discounts and issuance costs	13,108	13,073
Stock-based compensation expense	8,275	5,896
Income tax expense	27,463	29,546
Adjusted net income before income taxes	$146,287	$166,810

Denominator for adjusted pre-tax margin:
Total revenues	$663,310	$636,142
Adjusted pre-tax margin(a)	22.1%	26.2%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$97,441	$118,295
Amortization of debt discounts and issuance costs	13,108	13,073
Stock-based compensation expense	8,275	5,896
Income tax expense	27,463	29,546
Adjusted net income before income taxes	$146,287	$166,810

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,529,770	111,199,996
Adjusted diluted earnings per share before income taxes(b)	$1.31	$1.50

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by adjusted weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months March 31,
	2024	2023
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$552,068	$458,989
Amortization of debt discounts and issuance costs	54,088	53,130
Recovery of Russian fleet	(67,022)	(30,877)
Stock-based compensation expense	36,994	24,022
Income tax expense	136,930	120,524
Adjusted net income before income taxes	$713,058	$625,788

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$5,894,586	$5,519,585
Common shareholders' equity as of end of the period	$6,381,871	$5,894,586
Average common shareholders' equity	$6,138,229	$5,707,086

Adjusted pre-tax return on common equity(c)	11.6%	11.0%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Rental revenue

During the three months ended March 31, 2024, we recorded $614.3 million in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $0.5 million as compared to $617.8 million, which included overhaul revenue, net of amortization expense related to initial direct costs of $21.1 million for the three months ended March 31, 2023. The net book value of our flight equipment subject to operating lease increased to $26.5 billion as of March 31, 2024 from a net book value of $25.7 billion as of March 31, 2023. The decrease in rental revenues was primarily due to higher end of lease revenue in the prior year period, partially offset by an increase in rental income from the continued growth in our fleet. During the three months ended March 31, 2024, we recognized $12.7 million in end of lease revenues from the return of two aircraft as compared to $33.6 million from the return of 10 aircraft in the prior year period.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $49.0 million for the three months ended March 31, 2024 compared to $18.4 million for the three months ended March 31, 2023. The increase is primarily due to $23.0 million in gains from the sale of five aircraft from our owned fleet and $6.5 million from one sales-type lease. For the three months ended March 31, 2023, we recorded $8.8 million in gains from the sale of two aircraft from our owned fleet and $1.1 million in forfeiture of security deposit income.

Interest expense

Interest expense totaled $194.7 million for the three months ended March 31, 2024 compared to $164.7 million for the three months ended March 31, 2023. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.03% as compared to 3.42% in the prior year. We expect our interest expense will continue to increase as our average debt balance outstanding increases along with our composite cost of funds.

Depreciation expense

We recorded $277.3 million in depreciation expense of flight equipment for the three months ended March 31, 2024 compared to $259.7 million for the three months ended March 31, 2023. The increase in depreciation expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $47.7 million for the three months ended March 31, 2024 compared to $47.6 million for the three months ended March 31, 2023. Selling, general and administrative expenses as a percentage of total revenue decreased to 7.2% for the three months ended March 31, 2024 compared to 7.5% for the three months ended March 31, 2023.

Stock-based compensation expense

We recorded stock-based compensation expense of $8.3 million for the three months ended March 31, 2024 compared to $5.9 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved resulting in a decrease in stock-based compensation expense relative to the current year period.

Taxes

Our effective tax rate for the three months ended March 31, 2024 increased to 20.3% from 18.7% in the prior year period. The effective tax rate increase was driven by discrete items in the quarter and additional income taxes as a result of Pillar Two. On January 1, 2024, the Organization for Economic Co-operation and Development/G20 Inclusive Framework, known as Pillar Two, became effective. Pillar Two established a global minimum effective tax rate of 15%. If the jurisdictional effective tax rate determined under Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%.

Net income attributable to common stockholders

For the three months ended March 31, 2024, we reported consolidated net income attributable to common stockholders of $97.4 million, or $0.87 per diluted share, compared to consolidated net income attributable to common stockholders of $118.3 million, or $1.06 per diluted share, for the three months ended March 31, 2023. Despite the increase in our total revenues, net income attributable to common stockholders decreased from the prior year primarily due to an increase in interest expense driven by the increase in our composite cost of funds.

Adjusted net income before income taxes

For the three months ended March 31, 2024, we recorded adjusted net income before income taxes of $146.3 million, or $1.31 per adjusted diluted share, compared to adjusted net income before income taxes of $166.8 million, or $1.50 per adjusted diluted share, for the three months ended March 31, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense driven by the increase in our composite cost of funds, partially offset by the increase in total revenues.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2023. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility and unsecured bilateral term loans. As of March 31, 2024 and December 31, 2023, we had $3.29 billion and $2.96 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million, of which $250.0 million began paying dividends at a floating rate on March 15, 2024 and the remaining $600.0 million will reset dividends to a new fixed rate based on the then-applicable floating rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, which we expect for the near term, we would be obligated to make higher interest payments to our lenders, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $32.9 million and $29.6 million as of March 31, 2024 and December 31, 2023, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% of our lease revenues were denominated in foreign currency as of March 31, 2024 and December 31, 2023. Approximately 8.2% and 3.5% of our debt obligations were denominated in foreign currency as of March 31, 2024 and December 31, 2023, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the three months ended March 31, 2024, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2024. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

4.1	Description of Capital Stock	10-Q	001-35121	4.1	November 4, 2021

4.2	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.3	Form of Note representing Air Lease Corporation’s €600,000,000 aggregate principal amount of 3.700% Medium-Term Notes, Series A, due April 15, 2030.	8-A12B	001-35121	4.1	March 27, 2024

10.1	Ninth Amendment and Extension Agreement, dated April 29, 2024, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2024
10.2†	Amendment No. 39 to A320 NEO Family Purchase Agreement, dated February 29, 2024, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith
10.3†	Amendment No. 1 to the Agreement dated February 29, 2024, by and between Airbus S.A.S. and Air Lease Corporation.				Filed herewith
10.4†	Amendment No. 10 to the A220 Purchase Agreement, dated February 29, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101
†     The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 6, 2024	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

May 6, 2024	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)