Form 10-Q
period 2024-06-30
AIR LEASE CORP
filed 2024-08-01
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At July 30, 2024, there were 111,376,884 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$454,123	$460,870
Restricted cash	1,533	3,622
Flight equipment subject to operating leases	32,643,461	31,787,241
Less accumulated depreciation	(5,854,095)	(5,556,033)
	26,789,366	26,231,208
Deposits on flight equipment purchases	1,131,899	1,203,068
Other assets	2,641,456	2,553,484
Total assets	$31,018,377	$30,452,252
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$916,998	$1,164,140
Debt financing, net of discounts and issuance costs	19,679,063	19,182,657
Security deposits and maintenance reserves on flight equipment leases	1,654,107	1,519,719
Rentals received in advance	128,992	143,861
Deferred tax liability	1,331,971	1,281,837
Total liabilities	$23,711,131	$23,292,214
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at each of June 30, 2024 and December 31, 2023	$106	$106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,376,884 and 111,027,252 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,114	1,110
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,294,959	3,287,234
Retained earnings	4,010,916	3,869,813
Accumulated other comprehensive income	151	1,775
Total shareholders’ equity	$7,307,246	$7,160,038
Total liabilities and shareholders’ equity	$31,018,377	$30,452,252

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Revenues
Rental of flight equipment	$609,505	$611,733	$1,223,834	$1,229,506
Aircraft sales, trading and other	57,783	61,171	106,764	79,540
Total revenues	667,288	672,904	1,330,598	1,309,046

Expenses
Interest	190,004	172,174	371,599	323,786
Amortization of debt discounts and issuance costs	13,292	13,646	26,401	26,719
Interest expense	203,296	185,820	398,000	350,505
Depreciation of flight equipment	281,982	268,586	559,242	528,266
Selling, general and administrative	45,432	45,832	93,175	93,447
Stock-based compensation expense	8,837	8,715	17,112	14,611
Total expenses	539,547	508,953	1,067,529	986,829
Income before taxes	127,741	163,951	263,069	322,217
Income tax expense	(24,795)	(31,550)	(52,257)	(61,096)
Net income	$102,946	$132,401	$210,812	$261,121
Preferred stock dividends	(12,508)	(10,425)	(22,933)	(20,850)
Net income attributable to common stockholders	$90,438	$121,976	$187,879	$240,271

Other comprehensive income/(loss):
Foreign currency translation adjustment	$14,576	$(6,123)	$33,020	$(6,953)
Change in fair value of hedged transactions	(15,226)	5,748	(35,086)	5,896
Total tax benefit on other comprehensive income/(loss)	139	80	442	226
Other comprehensive income/(loss), net of tax	(511)	(295)	(1,624)	(831)
Total comprehensive income attributable for common stockholders	$89,927	$121,681	$186,255	$239,440

Earnings per share of common stock:
Basic	$0.81	$1.10	$1.69	$2.16
Diluted	$0.81	$1.10	$1.68	$2.16
Weighted-average shares of common stock outstanding
Basic	111,372,434	111,021,133	111,273,514	110,982,557
Diluted	111,740,821	111,239,004	111,712,719	111,307,049

Dividends declared per share of common stock	$0.21	$0.20	$0.42	$0.40

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	567,154	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	8,275	—	—	8,275
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,387)	—	(23,387)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Tax withholdings on stock based-compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	107,866	—	107,866
Balance at March 31, 2024	10,600,000	$106	111,366,501	$1,114	—	$—	$3,286,122	$3,943,867	$662	$7,231,871
Issuance of common stock upon vesting of restricted stock units	—	—	10,383	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,837	—	—	8,837
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,389)	—	(23,389)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(12,508)	—	(12,508)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(511)	(511)
Tax withholdings on stock based-compensation	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	102,946	—	102,946
Balance at June 30, 2024	10,600,000	$106	111,376,884	$1,114	—	$—	$3,294,959	$4,010,916	$151	$7,307,246

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	198,437	2	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	5,896	—	—	5,896
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,203)	—	(22,203)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(536)	(536)
Tax withholdings on stock based-compensation	—	—	(75,116)	(1)	—	—	(3,230)	—	—	(3,231)
Net income	—	—	—	—	—	—	—	128,720	—	128,720
Balance at March 31, 2023	10,600,000	$106	111,015,418	$1,110	—	$—	$3,258,639	$3,482,912	$1,819	$6,744,586
Issuance of common stock upon vesting of restricted stock units	—	—	14,962	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,715	—	—	8,715
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,205)	—	(22,205)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(295)	(295)
Tax withholdings on stock based-compensation	—	—	(3,128)	—	—	—	(124)	—	—	(124)
Net income	—	—	—	—	—	—	—	132,401	—	132,401
Balance at June 30, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,267,230	$3,582,683	$1,524	$6,852,653

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Operating Activities
Net income	$210,812	$261,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	559,242	528,266
Stock-based compensation expense	17,112	14,611
Deferred taxes	50,575	59,114
Amortization of discounts and debt issuance costs	26,401	26,719
Amortization of prepaid lease costs	50,579	36,064
Gain on aircraft sales, trading and other activity	(97,978)	(86,838)
Changes in operating assets and liabilities:
Other assets	(25,377)	7,028
Accrued interest and other payables	8,555	38,986
Rentals received in advance	(14,778)	(4,172)
Net cash provided by operating activities	785,143	880,899
Investing Activities
Acquisition of flight equipment under operating lease	(1,466,104)	(2,416,609)
Payments for deposits on flight equipment purchases	(179,213)	(134,825)
Proceeds from aircraft sales, trading and other activity	430,476	1,261,476
Acquisition of aircraft furnishings, equipment and other assets	(191,952)	(125,541)
Net cash used in investing activities	(1,406,793)	(1,415,499)
Financing Activities
Cash dividends paid on Class A common stock	(46,703)	(44,382)
Cash dividends paid on preferred stock	(22,933)	(20,850)
Tax withholdings on stock-based compensation	(9,384)	(3,354)
Net change in unsecured revolving facility	(1,010,000)	(20,000)
Proceeds from debt financings	3,024,408	1,538,087
Payments in reduction of debt financings	(1,503,849)	(1,287,880)
Debt issuance costs	(7,534)	(9,149)
Security deposits and maintenance reserve receipts	198,377	188,471
Security deposits and maintenance reserve disbursements	(9,568)	(5,925)
Net cash provided by financing activities	612,814	335,018
Net decrease in cash	(8,836)	(199,582)
Cash, cash equivalents and restricted cash at beginning of period	464,492	780,017
Cash, cash equivalents and restricted cash at end of period	$455,656	$580,435

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $21,709 and $21,336 at June 30, 2024 and 2023, respectively	$390,120	$325,365
Cash paid for income taxes	$21,313	$5,573
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$351,720	$552,058
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$744,559	$1,339,087
Flight equipment subject to operating leases reclassified to investment in sales-type lease	$33,629	$—
Cash dividends declared on Class A common stock, not yet paid	$23,389	$22,205

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of June 30, 2024, the Company owned 474 aircraft, managed 67 aircraft and had 307 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2024, and for all periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Debt Financing

The Company’s consolidated debt as of June 30, 2024 and December 31, 2023 is summarized below:

	June 30, 2024	December 31, 2023
	(in thousands)
Unsecured
Senior unsecured securities	$17,493,142	$16,329,605
Term financings	2,003,500	1,628,400
Revolving credit facility	90,000	1,100,000
Total unsecured debt financing	19,586,642	19,058,005
Secured
Export credit financing	197,776	204,984
Term financings	93,731	100,471
Total secured debt financing	291,507	305,455

Total debt financing	19,878,149	19,363,460
Less: Debt discounts and issuance costs	(199,086)	(180,803)
Debt financing, net of discounts and issuance costs	$19,679,063	$19,182,657

As of June 30, 2024, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

Senior unsecured securities (including Medium-Term Note Program)

As of June 30, 2024 and December 31, 2023, the Company had $17.5 billion and $16.3 billion in senior unsecured securities outstanding, respectively.

During the six months ended June 30, 2024, the Company issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029, (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”), (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”), (iv) $600.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2026 and (v) $600.0 million in aggregate principal amount of 5.20% Medium-Term Notes due 2031.

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

Syndicated unsecured revolving credit facility

As of June 30, 2024 and December 31, 2023, the Company had $90.0 million and $1.1 billion, respectively, outstanding under its syndicated unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2024, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of August 1, 2024, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

Secured debt financings

As of June 30, 2024, the Company had an outstanding balance of $291.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $436.9 million. As of December 31, 2023, the Company had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of the Company’s secured obligations as of June 30, 2024 and December 31, 2023 are recourse in nature.

Maturities

Maturities of debt outstanding as of June 30, 2024 are as follows (in thousands):

Years ending December 31,
2024	$1,696,479
2025	2,541,675
2026	5,246,518
2027	2,777,270
2028	3,067,724
Thereafter	4,548,483
Total	$19,878,149

Note 4. Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the six months ended June 30, 2024:

(in thousands)
Net book value as of December 31, 2023	$26,231,208
Purchase of aircraft	1,859,801
Depreciation	(559,242)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(708,772)
Flight equipment subject to operating leases reclassified to investment in sales-type lease	(33,629)
Net book value as of June 30, 2024	$26,789,366

Accumulated depreciation as of June 30, 2024	$(5,854,095)

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In January 2024, the Company and certain of its subsidiaries filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for aircraft that remain in Russia. The lawsuit against the Airlines’ Insurers is in the early stages and no trial date has been set.

As of August 1, 2024, 16 aircraft previously included in the Company’s owned fleet are still detained in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s ongoing demands for the return of its assets.

Note 5. Flight Equipment Held for Sale

As of June 30, 2024, the Company had 18 aircraft, with a carrying value of $608.9 million, which were classified as held for sale and included in Other assets on the Consolidated Balance Sheets. The Company expects the sale of all 18 aircraft to be completed by the second half of 2025.

During the six months ended June 30, 2024, the Company transferred 21 aircraft from flight equipment subject to operating lease to flight equipment held for sale and completed the sale of 16 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2023, the Company had 14 aircraft, with a carrying value of $605.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets.

The following table summarizes the activities of the Company’s flight equipment held for sale for the six months ended June 30, 2024 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2023	$605,104
Flight equipment subject to operating leases reclassified to flight equipment held for sale	708,772
Aircraft sales	(704,995)
Flight equipment held for sale as of June 30, 2024	$608,881

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Commitments and Contingencies

Aircraft Acquisition

As of June 30, 2024, the Company had commitments to purchase 307 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $19.9 billion. The following table shows the Company’s contractual delivery commitment schedule as of June 30, 2024:

	Estimated Delivery Years
Aircraft Type	Last 6 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	11	14	6	12	12	2	57
Airbus A320/321neo(1)	9	11	30	50	36	4	140
Airbus A330-900neo	5	1	—	—	—	—	6
Airbus A350-900/1000	2	—	—	—	—	—	2
Airbus A350F	—	—	—	4	2	1	7
Boeing 737-8/9 MAX	13	27	20	12	2	—	74
Boeing 787-9/10	10	7	4	—	—	—	21
Total(2)	50	60	60	78	52	7	307

(1) The Company’s Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through August 1, 2024. The Company’s contractual delivery commitment schedule is subject to a number of factors outside its control, including ongoing delays by Airbus and Boeing for some aircraft, and the Company cannot guarantee delivery of any particular aircraft at any specific time notwithstanding its contractual delivery commitment schedule.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $19.9 billion as of June 30, 2024, are as follows (in thousands):

Years ending December 31,
2024 (excluding the six months ended June 30, 2024)	$4,308,673
2025	3,924,479
2026	3,750,744
2027	4,769,521
2028	2,729,222
Thereafter	413,273
Total	$19,895,912

The Company has made non-refundable deposits on flight equipment purchases of $1.1 billion and $1.2 billion as of June 30, 2024 and December 31, 2023, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 7. Rental Income

As of June 30, 2024, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of June 30, 2024 are as follows (in thousands):

Years ending December 31,
2024 (excluding the six months ended June 30, 2024)	$1,225,409
2025	2,359,705
2026	2,142,733
2027	1,956,856
2028	1,773,051
Thereafter	7,059,707
Total	$16,517,461

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of June 30, 2024, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the three and six months ended June 30, 2024, and 2023, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,064,633 and 969,698 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2024 and 2023, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the reconciliation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands, except share and per share)
Basic earnings per share:
Numerator
Net income	$102,946	$132,401	$210,812	$261,121
Preferred stock dividends	(12,508)	(10,425)	(22,933)	(20,850)
Net income attributable to common stockholders	$90,438	$121,976	$187,879	$240,271
Denominator
Weighted-average shares outstanding	111,372,434	111,021,133	111,273,514	110,982,557
Basic earnings per share	$0.81	$1.10	$1.69	$2.16
Diluted earnings per share:
Numerator
Net income	$102,946	$132,401	$210,812	$261,121
Preferred stock dividends	(12,508)	(10,425)	(22,933)	(20,850)
Net income attributable to common stockholders	$90,438	$121,976	$187,879	$240,271
Denominator
Number of shares used in basic computation	111,372,434	111,021,133	111,273,514	110,982,557
Weighted-average effect of dilutive securities	368,387	217,871	439,205	324,492
Number of shares used in per share computation	111,740,821	111,239,004	111,712,719	111,307,049
Diluted earnings per share	$0.81	$1.10	$1.68	$2.16

Note 9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has four cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of June 30, 2024, the estimated fair value of one of the Company’s foreign currency swaps was a derivative asset of $4.2 million and the remaining three swaps were, in the aggregate, derivative liabilities of $22.3 million. As of December 31, 2023, the estimated fair value of two of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $17.0 million. Derivative assets are included in Other assets on the Company’s Consolidated Balance Sheets while derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2024 was $19.2 billion compared to a book value of $19.9 billion. The estimated fair value of debt financing as of December 31, 2023 was $18.7 billion compared to a book value of $19.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at June 30, 2024, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2024 and December 31, 2023 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.     Shareholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had 111,376,884 and 111,027,252 shares of Class A common stock issued and outstanding, respectively. The Company was authorized to issue up to 10,000,000 shares of Class B common stock, $0.01 par value at June 30, 2024 and December 31, 2023. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of June 30, 2024 or December 31, 2023.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2024	Liquidation Preference as of June 30, 2024(2)	Issue Date	Dividend Rate in Effect at June 30, 2024(3)	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	3M Term SOFR(1) plus 3.65%	September 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

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

Note 11.     Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of June 30, 2024, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,727,160. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of Total Shareholder Return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

The Company recorded $8.8 million and $8.7 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2024 and 2023, respectively.

The Company recorded $17.1 million and $14.6 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2024 and 2023, respectively.

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

During the six months ended June 30, 2024, the Company granted 827,980 RSUs of which 133,438 are TSR RSUs and 308,421 are book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the six months ended June 30, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	1,607,575	$46.44
Granted	827,980	$41.56
Vested (1)	(591,381)	$44.95
Forfeited/canceled	(101,175)	$51.79
Unvested at June 30, 2024	1,742,999	$44.32
Expected to vest after June 30, 2024	1,972,764	$44.21

(1) During the six months ended June 30, 2024, 247,259 performance based RSUs and 344,122 time-based RSUs vested.

As of June 30, 2024, there was $48.8 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.91 years.

Note 12. Aircraft Under Management

As of June 30, 2024, the Company managed 67 aircraft across two aircraft management platforms. The Company managed 34 aircraft through its Thunderbolt platform and 33 aircraft through the Blackbird investment funds.

As of June 30, 2024, the Company managed 33 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of June 30, 2024, the Company's non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $70.2 million and $69.4 million as of June 30, 2024 and December 31, 2023, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of June 30, 2024, the Company managed 34 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of each of June 30, 2024 and December 31, 2023 and is included in Other assets on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 6, 2023, Thunderbolt I entered into an agreement to sell all aircraft in its portfolio, consisting of 13 aircraft. As servicer of Thunderbolt I, the Company is facilitating the sale and transfer of the aircraft. During the six months ended June 30, 2024, Thunderbolt I completed the sale of nine of the 13 aircraft.

Note 13. Net Investment in Sales-type Leases

As of June 30, 2024 and December 31, 2023, the Company had sales-type leases for 13 aircraft and 12 aircraft in its owned fleet, respectively.

Net investment in sales-type leases are included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Future minimum lease payments to be received	$306,646	$285,443
Estimated residual values of leased flight equipment	116,603	108,688
Less: Unearned income	(55,005)	(53,412)
Net Investment in Sales-type Leases	$368,244	$340,719

As of June 30, 2024, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2024 (excluding the six months ended June 30, 2024)	$17,010
2025	34,022
2026	34,022
2027	34,022
2028	34,022
Thereafter	153,548
Total	$306,646

Note 14. Subsequent Events

On July 31, 2024, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series A, Series B and Series C preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.21	September 6, 2024	October 9, 2024
Series A Preferred Stock	$0.574388	August 31, 2024	September 15, 2024
Series B Preferred Stock	$11.625	August 31, 2024	September 15, 2024
Series C Preferred Stock	$10.3125	August 31, 2024	September 15, 2024

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

Second Quarter Overview

During the three months ended June 30, 2024, we purchased 13 new aircraft from Airbus and Boeing and sold 11 aircraft. We ended the second quarter with a total of 474 aircraft in our owned fleet. The net book value of our fleet1 grew by 2.1% to $26.8 billion as of June 30, 2024 compared to $26.2 billion as of December 31, 2023. The weighted average age of our fleet was 4.7 years and the weighted average lease term remaining was 6.9 years as of June 30, 2024. Our managed fleet was comprised of 67 aircraft as of June 30, 2024 compared to 78 aircraft as of December 31, 2023. We have a globally diversified customer base comprised of 118 airlines in 59 countries as of June 30, 2024. We continued to maintain a strong lease utilization rate of 100.0% for the three months ended June 30, 2024.

As of June 30, 2024, we had commitments to purchase 307 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $19.9 billion. We have placed 100% and 96% of our committed orderbook on long-term leases for aircraft delivering through the end of 2025 and 2026, respectively, and have placed 64% of our entire orderbook. We ended the second quarter of 2024 with $30.0 billion in committed minimum future rental payments, consisting of $16.5 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.5 billion in minimum future rental payments related to aircraft which will deliver during the last six months of 2024 through 2028.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. During the three months ended June 30, 2024, we issued an aggregate of $1.2 billion in Medium-Term notes at an average interest rate of 5.25% with maturities in 2026 and 2031. We ended the second quarter of 2024 with an aggregate borrowing capacity under our unsecured revolving credit facility of approximately $7.7 billion and total liquidity of $8.2 billion. As of June 30, 2024, we had total debt outstanding of $19.9 billion, of which 88.3% was at a fixed rate and 98.5% was unsecured, and in the aggregate, our composite cost of funds was 3.99%.

Our total revenues for the quarter ended June 30, 2024 decreased by 0.8% to $667.3 million, compared to the quarter ended June 30, 2023. Despite the growth of our fleet, our revenues decreased slightly from the prior year in part due to the sales of older aircraft with higher lease yields and the purchases of new aircraft with lower initial lease yields and reduced gains from aircraft sales. We recorded $39.7 million in gains from the sale of 11 aircraft for the three months ended June 30, 2024, compared to $44.6 million in gains from the sale of eight aircraft for the three months ended June 30, 2023. We also experienced a decline in end of lease revenue of approximately $12.8 million as compared to the prior period primarily due to fewer aircraft returns during the three months ended June 30, 2024.

During the three months ended June 30, 2024, we recorded net income attributable to common stockholders of $90.4 million, or $0.81 per diluted share, as compared to net income attributable to common stockholders of $122.0 million, or $1.10 per diluted share,
1 References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

for the three months ended June 30, 2023. The decrease from the prior year period is primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, as well as the decline in our total revenues, as discussed above.

For the three months ended June 30, 2024, we recorded adjusted net income before income taxes2 of $137.4 million, or $1.23 per adjusted diluted share, compared to an adjusted net income before income taxes of $175.9 million, or $1.58 per adjusted diluted share, for the three months ended June 30, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, as well as the decline in our total revenues as discussed above.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 2.1%, to $26.8 billion as of June 30, 2024, compared to $26.2 billion as of December 31, 2023. During the three months ended June 30, 2024, we purchased 13 new aircraft from Airbus and Boeing and sold 11 aircraft. We ended the period with a total of 474 aircraft in our owned fleet. As of June 30, 2024, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.7 years and 6.9 years, respectively. We also managed 67 aircraft as of June 30, 2024.

Our portfolio metrics as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
Net book value of flight equipment subject to operating lease	$26.8	billion	$26.2	billion
Weighted-average fleet age(1)	4.7 years		4.6 years
Weighted-average remaining lease term(1)	6.9 years		7.0 years

Owned fleet(2)	474		463
Managed fleet	67		78
Aircraft on order	307		334
Total	848		875

Current fleet contracted rentals	$16.5	billion	$16.4	billion
Committed fleet rentals	$13.5	billion	$14.6	billion
Total committed rentals	$30.0	billion	$31.0	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of June 30, 2024 and December 31, 2023, our owned fleet count included 18 and 14 aircraft classified as flight equipment held for sale, respectively, and 13 and 12 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.
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

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$10,882,640	40.6%	$9,881,024	37.7%
Asia Pacific	9,785,260	36.5%	10,456,435	39.8%
Central America, South America, and Mexico	2,546,297	9.5%	2,361,089	9.0%
The Middle East and Africa	2,022,760	7.6%	2,062,420	7.9%
U.S. and Canada	1,552,409	5.8%	1,470,240	5.6%
Total	$26,789,366	100.0%	$26,231,208	100.0%

The following table sets forth our top five lessees by net book value as of June 30, 2024:

June 30, 2024
Lessee	% of Total
Virgin Atlantic	5.7%
Air France-KLM Group	5.4%
ITA	5.1%
EVA Air	4.7%
Aeromexico	4.3%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	4	0.8%	2	0.4%
Airbus A220-300	15	3.2%	13	2.8%
Airbus A319-100	1	0.2%	1	0.2%
Airbus A320-200	27	5.7%	28	6.0%
Airbus A320-200neo	23	4.9%	25	5.4%
Airbus A321-200	22	4.6%	23	5.0%
Airbus A321-200neo	104	21.9%	95	20.6%
Airbus A330-200(1)	13	2.7%	13	2.8%
Airbus A330-300	5	1.1%	5	1.1%
Airbus A330-900neo	23	4.9%	23	5.0%
Airbus A350-900	15	3.2%	14	3.0%
Airbus A350-1000	8	1.7%	7	1.5%
Boeing 737-700	3	0.6%	3	0.6%
Boeing 737-800	67	14.1%	73	15.8%
Boeing 737-8 MAX	57	12.0%	52	11.2%
Boeing 737-9 MAX	30	6.3%	29	6.3%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	5.1%	24	5.2%
Boeing 787-9	25	5.3%	25	5.4%
Boeing 787-10	6	1.3%	6	1.3%
Embraer E190	1	0.2%	1	0.2%
Total(2)	474	100.0%	463	100.0%

(1) As of June 30, 2024 and December 31, 2023, aircraft count includes two Airbus A330-200 aircraft classified as a freighter.
(2) As of June 30, 2024 and December 31, 2023, our owned fleet count included 18 and 14 aircraft classified as flight equipment held for sale, respectively, and 13 and 12 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.

As of June 30, 2024, we had contractual commitments to acquire a total of 307 new aircraft for delivery through 2029. The following tables show our contractual delivery commitment schedule and our expected delivery commitment schedule as of June 30, 2024:

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 6 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	11	14	6	12	12	2	57
Airbus A320/321neo(1)	9	11	30	50	36	4	140
Airbus A330-900neo	5	1	—	—	—	—	6
Airbus A350-900/1000	2	—	—	—	—	—	2
Airbus A350F	—	—	—	4	2	1	7
Boeing 737-8/9 MAX	13	27	20	12	2	—	74
Boeing 787-9/10	10	7	4	—	—	—	21
Total(2)	50	60	60	78	52	7	307

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through August 1, 2024. Our contractual delivery commitment schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for some aircraft, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our contractual delivery commitment schedule.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 6 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	8	17	6	10	13	3	57
Airbus A320/321neo(1)	9	8	27	49	43	4	140
Airbus A330-900neo	4	1	1	—	—	—	6
Airbus A350-900/1000	2	—	—	—	—	—	2
Airbus A350F	—	—	—	3	3	1	7
Boeing 737-8/9 MAX	5	32	20	15	2	—	74
Boeing 787-9/10	7	8	5	1	—	—	21
Total(2)	35	66	59	78	61	8	307

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects our contractual commitment schedule adjusted to reflect production and delivery estimates by management as of August 1, 2024. Our expected delivery schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for some aircraft, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Contractual and expected commitments for the acquisition of these aircraft as of June 30, 2024 are as follows (in thousands):

Years ending December 31,	Contractual	Expected
2024 (excluding the six months ended June 30, 2024)	$4,308,673	$3,469,403
2025	3,924,479	4,124,918
2026	3,750,744	3,823,891
2027	4,769,521	4,773,769
2028	2,729,222	3,259,704
Thereafter	413,273	444,227
Total	$19,895,912	$19,895,912

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

As a result of continued manufacturing delays described herein, our aircraft delivery schedule could continue to be subject to material changes and delivery delays are expected to extend for the next three to four years.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft contractually scheduled to be delivered as of June 30, 2024, along with the lease placements of such aircraft as of August 1, 2024. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types; however, they have yet to meaningfully increase production. At current production rates, we do not see delivery delays improving in the near term. In addition, the Pratt & Whitney GTF engine manufacturing flaws and Boeing’s enhancement of their quality control procedures could further impact delivery delays of new Airbus A320neo family aircraft and the Boeing 737 MAX, respectively. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are not currently able to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2024	50	50	100.0%
2025	60	60	100.0%
2026	53	60	88.3%
2027	32	78	41.0%
2028	2	52	3.8%
Thereafter	—	7	—%
Total	197	307

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of June 30, 2024, we had a globally diversified customer base of 118 airlines in 59 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

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

Passenger traffic volume has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 9% in June 2024 relative to the prior year period, primarily due to continued strength in international traffic and healthy continued expansion of domestic traffic globally. International traffic in June rose 12% relative to the prior year, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong international expansion in all other major markets reported by IATA. Global domestic traffic rose 4% in June as compared to the prior year period, remaining well above the pace of global GDP expansion. Meanwhile, passenger load factors also continue to rise and are persisting at historically high levels, which is compounding airline demand for additional aircraft. IATA reported total global passenger load factors of 85% for June 2024, as compared to 84% in the prior year period and 79% for full-year 2022.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests. Airline forward ticket sales as reported by IATA remained healthy in the second quarter 2024, illustrating continued support for traffic volume. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, as well as shorter on wing engine time of most new technology engines. These delays have impacted and may continue to impact the ability of Airbus and Boeing to meet their contractual delivery obligations to us. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future.

The increased demand for our new aircraft, combined with elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the six months ended June 30, 2024. However, lease rate increases continue to lag behind interest rate increases. We expect that lease rates will continue to increase as airlines adjust to a persistently higher interest rate environment and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the tightening of credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

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

As of August 1, 2024, we maintain title to 16 aircraft previously included in our owned fleet and the respective managed platform maintains title to two aircraft previously included in our managed fleet that are still detained in Russia. While we remain in ongoing settlement discussions regarding these aircraft, the operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities. It is uncertain whether any of these discussions will result in any settlement or receipt of settlement proceeds and, if so, in what amount.

Liquidity and Capital Resources

Overview

We ended the second quarter of 2024 with available liquidity of $8.2 billion, which was comprised of unrestricted cash of $454.1 million and undrawn balances under our unsecured revolving credit facility of approximately $7.7 billion. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays as a product of manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond.

We ended the second quarter of 2024 with total debt outstanding of $19.9 billion, of which 88.3% was at a fixed rate and 98.5% was unsecured, and in the aggregate, our composite cost of funds was 3.99%. As of December 31, 2023, we had total debt outstanding of $19.4 billion, of which 84.7% was at a fixed rate and 98.4% of which was unsecured, and in the aggregate, our composite cost of funds was 3.77%.

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

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the second quarter of 2024 with $0.5 billion in unrestricted cash.
•Lease cash flows: We ended the second quarter of 2024 with $30.0 billion in committed minimum future rental payments comprised of $16.5 billion in contracted minimum rental payments on the aircraft in our existing fleet and $13.5 billion in minimum future rental payments related to aircraft which will deliver during the last six months of 2024 through 2028. These rental payments are a primary driver of our short and long-term operating cash flow. As of June 30, 2024, our minimum future rentals on our existing non-cancellable operating leases for the next 12 months was $2.4 billion. For further detail on our minimum future rentals for the remainder of 2024 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of August 1, 2024, our $7.8 billion revolving credit facility is syndicated across 52 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2028, although we expect to refinance this facility in advance of that date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of June 30, 2024, we had $90.0 million outstanding under our unsecured revolving credit facility.
•Senior unsecured securities: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. During the six months ended June 30, 2024, we issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029, (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in aggregate principal amount of 5.40% Medium-Term Notes due 2028, (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030, (iv) $600.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2026 and (v) $600.0 million in aggregate principal amount of 5.20% Medium-Term Notes due 2031. We expect to have continued access to the investment grade bond market and other unsecured securities in the future, although we continue to anticipate that interest rates for issuances in the near term will remain elevated compared to those available prior to 2022.
•Unsecured bank facilities: We have active dialogue with a variety of global financial institutions and enter into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding. These loans are typically pre-payable without penalty at any time offering us significant flexibility in different rate environments.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We have $1.5 billion of aircraft in our sales pipeline3, which includes $608.9 million of aircraft classified as flight equipment held for sale as of June 30, 2024 and $895.5 million of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed by the second half of 2025. We expect to sell approximately $1.5 billion in aircraft for the full year 2024 and continue to see robust demand in the secondary market to support our aircraft sales program.
3 Aircraft in our sales pipeline is as of June 30, 2024, adjusted for letters of intent signed through August 1, 2024.
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

As of June 30, 2024, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our material cash requirements as of June 30, 2024, are principally as follows (in thousands):

	Last 6 months of 2024	2025	2026	2027	2028	Thereafter	Total
Contractual purchase commitments(1)	$4,308,673	$3,924,479	$3,750,744	$4,769,521	$2,729,222	$413,273	$19,895,912
Long-term debt obligations	1,696,479	2,541,675	5,246,518	2,777,270	3,067,724	4,548,483	19,878,149
Interest payments on debt outstanding(2)	386,623	747,090	615,687	456,229	288,486	370,481	2,864,596
Total	$6,391,775	$7,213,244	$9,612,949	$8,003,020	$6,085,432	$5,332,237	$42,638,657

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through August 1, 2024.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2024, which is inclusive of any cross-currency hedging arrangements.

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

Cash Flows

Our cash flows provided by operating activities decreased by 10.9% or $95.8 million, to $785.1 million for the six months ended June 30, 2024 as compared to $880.9 million for the six months ended June 30, 2023. Our cash flow provided by operating activities during the six months ended June 30, 2024 decreased primarily due to interest payments made as compared to the six months ended June 30, 2023, partially offset by higher customer cash collections. Our cash flows used in investing activities was flat at $1.4 billion for each of the six months ended June 30, 2024 and June 30, 2023. Our investing activities are primarily driven by the timing of our aircraft purchases and our sales and trading activity. Our cash flow provided by financing activities was $612.8 million for the six months ended June 30, 2024 as compared to $335.0 million for the six months ended June 30, 2023. The increase was primarily due to an increase in debt borrowings, partially offset by an increase in debt repayments. Our financing activities are mainly driven by changes in our investing activities.

Debt

Our debt financing at June 30, 2024 and December 31, 2023 is summarized below:

	June 30, 2024	December 31, 2023
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$17,493,142	$16,329,605
Term financings	2,003,500	1,628,400
Revolving credit facility	90,000	1,100,000
Total unsecured debt financing	19,586,642	19,058,005
Secured
Export credit financing	197,776	204,984
Term financings	93,731	100,471
Total secured debt financing	291,507	305,455

Total debt financing	19,878,149	19,363,460
Less: Debt discounts and issuance costs	(199,086)	(180,803)
Debt financing, net of discounts and issuance costs	$19,679,063	$19,182,657
Selected interest rates and ratios:
Composite interest rate(1)	3.99%	3.77%
Composite interest rate on fixed-rate debt(1)	3.63%	3.26%
Percentage of total debt at a fixed-rate	88.34%	84.71%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of June 30, 2024 and December 31, 2023, we had $17.5 billion and $16.3 billion in senior unsecured securities outstanding, respectively.

During the six months ended June 30, 2024, we issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029, (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”), (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”), (iv) $600.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2026 and (v) $600.0 million in aggregate principal amount of 5.20% Medium-Term Notes due 2031.

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

Syndicated unsecured revolving credit facility

As of June 30, 2024 and December 31, 2023, we had $90.0 million and $1.1 billion, respectively, outstanding under our syndicated unsecured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2024, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of August 1, 2024, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in our credit ratings.

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

Secured debt financings

As of June 30, 2024, we had an outstanding balance of $291.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $436.9 million. As of December 31, 2023, we had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of our secured obligations as of June 30, 2024 and December 31, 2023 are recourse in nature.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of June 30, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2024	Liquidation Preference as of June 30, 2024(2)	Issue Date	Dividend Rate in Effect at June 30,2024(3)	Next dividend rate reset date	Dividend rate after reset date
Series A	10,000,000	$250,000	March 5, 2019	3M Term SOFR(1) plus 3.65%	September 15, 2024	3M Term SOFR(1) plus 3.65%
Series B	300,000	300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Total	10,600,000	$850,000

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

The following table summarizes the quarterly cash dividends that we paid during the six months ended June 30, 2024 on our outstanding Series A, Series B and Series C Preferred Stock (in thousands):

	Payment Date
Title of each class	March 15, 2024	June 15, 2024
Series A Preferred Stock	$3,844	$5,927
Series B Preferred Stock	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094

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

Results of Operations

The following table presents our historical operating results for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Revenues
Rental of flight equipment	$609,505	$611,733	$1,223,834	$1,229,506
Aircraft sales, trading and other	57,783	61,171	106,764	79,540
Total revenues	667,288	672,904	1,330,598	1,309,046

Expenses
Interest	190,004	172,174	371,599	323,786
Amortization of debt discounts and issuance costs	13,292	13,646	26,401	26,719
Interest expense	203,296	185,820	398,000	350,505
Depreciation of flight equipment	281,982	268,586	559,242	528,266
Selling, general and administrative	45,432	45,832	93,175	93,447
Stock-based compensation expense	8,837	8,715	17,112	14,611
Total expenses	539,547	508,953	1,067,529	986,829
Income before taxes	127,741	163,951	263,069	322,217
Income tax expense	(24,795)	(31,550)	(52,257)	(61,096)
Net income	$102,946	$132,401	$210,812	$261,121
Preferred stock dividends	(12,508)	(10,425)	(22,933)	(20,850)
Net income attributable to common stockholders	$90,438	$121,976	$187,879	$240,271

Earnings per share of common stock:
Basic	$0.81	$1.10	$1.69	$2.16
Diluted	$0.81	$1.10	$1.68	$2.16

Other financial data
Pre-tax margin	19.1%	24.4%	19.8%	24.6%
Pre-tax return on common equity (trailing twelve months)	10.4%	10.3%	10.4%	10.3%
Adjusted net income before income taxes(1)	$137,362	$175,887	$283,649	$342,697
Adjusted diluted earnings per share before income taxes(1)	$1.23	$1.58	$2.54	$3.08
Adjusted pre-tax margin(1)	20.6%	26.1%	21.3%	26.2%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	10.8%	11.2%	10.8%	11.2%
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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$90,438	$121,976	$187,879	$240,271
Amortization of debt discounts and issuance costs	13,292	13,646	26,401	26,719
Stock-based compensation expense	8,837	8,715	17,112	14,611
Income tax expense	24,795	31,550	52,257	61,096
Adjusted net income before income taxes	$137,362	$175,887	$283,649	$342,697

Denominator for adjusted pre-tax margin:
Total revenues	$667,288	$672,904	$1,330,598	$1,309,046
Adjusted pre-tax margin(a)	20.6%	26.1%	21.3%	26.2%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$90,438	$121,976	$187,879	$240,271
Amortization of debt discounts and issuance costs	13,292	13,646	26,401	26,719
Stock-based compensation expense	8,837	8,715	17,112	14,611
Income tax expense	24,795	31,550	52,257	61,096
Adjusted net income before income taxes	$137,362	$175,887	$283,649	$342,697

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,740,821	111,239,004	111,712,719	111,307,049
Adjusted diluted earnings per share before income taxes(b)	$1.23	$1.58	$2.54	$3.08

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
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$520,530	$475,113
Amortization of debt discounts and issuance costs	53,734	53,363
Recovery of Russian fleet	(67,022)	(30,877)
Stock-based compensation expense	37,116	26,179
Income tax expense	130,175	123,419
Adjusted net income before income taxes	$674,533	$647,197

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$6,002,653	$5,589,634
Common shareholders' equity as of end of the period	$6,457,246	$6,002,653
Average common shareholders' equity	$6,229,950	$5,796,144

Adjusted pre-tax return on common equity(c)	10.8%	11.2%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Rental revenue

During the three months ended June 30, 2024, we recorded $609.5 million in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $11.6 million as compared to $611.7 million, which included overhaul revenue, net of amortization expense related to initial direct costs of $10.2 million for the three months ended June 30, 2023. The net book value of our flight equipment subject to operating lease increased to $26.8 billion as of June 30, 2024 from a net book value of $25.5 billion as of June 30, 2023. Despite the growth of our fleet, our rental of flight equipment revenues decreased as compared to the prior period in part due to the sales of older aircraft with higher lease yields, and the purchases of new aircraft with lower initial lease yields. In addition, we also experienced a decline in end of lease revenue of approximately $12.8 million as compared to the prior period primarily due to fewer aircraft returns during the three months ended June 30, 2024.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $57.8 million for the three months ended June 30, 2024 compared to $61.2 million for the three months ended June 30, 2023. The decrease is primarily driven by reduced gains from aircraft sales. During the three months ended June 30, 2024, we sold 11 aircraft for approximately $530.0 million in proceeds, resulting in $39.7 million in gains. During the three months ended June 30, 2023, we sold eight aircraft for approximately $630.0 million in proceeds, resulting in $44.6 million in gains.

Interest expense

Interest expense totaled $203.3 million for the three months ended June 30, 2024 compared to $185.8 million for the three months ended June 30, 2023. Our interest expense increased primarily due to an increase in our composite cost of funds to 3.99% as compared to 3.49% in the prior year period as well as an increase in our overall outstanding debt balance. We expect our interest expense will continue to increase as our average debt balance outstanding increases with the growth of our fleet. Our interest expense in future periods will also be impacted by increases or decreases in our composite cost of funds based on prevailing interest rates.

Depreciation expense

We recorded $282.0 million in depreciation expense of flight equipment for the three months ended June 30, 2024 compared to $268.6 million for the three months ended June 30, 2023. The increase in depreciation expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $45.4 million for the three months ended June 30, 2024 compared to $45.8 million for the three months ended June 30, 2023. Selling, general and administrative expenses as a percentage of total revenue was 6.8% for each of the three months ended June 30, 2024 and three months ended June 30, 2023.

Taxes

Our effective tax rate for the three months ended June 30, 2024 increased to 19.4% from 19.2% in the three months ended June 30, 2023 primarily due to changes in permanent items.

Net income attributable to common stockholders

For the three months ended June 30, 2024, we reported consolidated net income attributable to common stockholders of $90.4 million, or $0.81 per diluted share, compared to consolidated net income attributable to common stockholders of $122.0 million, or $1.10 per diluted share, for the three months ended June 30, 2023. The decrease from the prior year period is primarily due to higher interest expense and the decline in our revenues, as discussed above.

Adjusted net income before income taxes

For the three months ended June 30, 2024, we recorded adjusted net income before income taxes of $137.4 million, or $1.23 per adjusted diluted share, compared to adjusted net income before income taxes of $175.9 million, or $1.58 per adjusted diluted share, for the three months ended June 30, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense and the decline in our revenues as discussed above.

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

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

Rental revenue

During the six months ended June 30, 2024, we recorded $1.2 billion in rental revenue, which included amortization expense, net of overhaul revenue related to initial direct costs of $12.1 million as compared to $1.2 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $31.3 million for the six months ended June 30, 2023. The net book value of our flight equipment subject to operating lease was $26.8 billion as of June 30, 2024 compared to $25.5 billion as of June 30, 2023. Despite the growth of our fleet, our rental of flight equipment revenues remained relatively flat as compared to the prior period in part due to the sales of older aircraft with higher lease yields, and the purchase of new aircraft, with lower initial lease yields. In addition, we also experienced a decline in end of lease revenue of approximately $33.5 million as compared to the prior period primarily due to fewer aircraft returns during the six months ended June 30, 2024.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue increased to $106.8 million for the six months ended June 30, 2024 compared to $79.5 million for the six months ended June 30, 2023 primarily driven by increased gains from aircraft sales and one sales-type lease. For the six months ended June 30, 2024, we recorded $62.7 million in gains from the sale of 16 aircraft from our owned fleet and $6.5 million from one sales-type lease. During the six months ended June 30, 2023, we recorded $53.6 million in gains from the sale of 10 aircraft from our owned fleet. In addition, during the six months ended June 30, 2023, we did not have any sales-type leases and we recorded $1.2 million in revenue from the forfeiture of security deposits.

Interest expense

Interest expense totaled $398.0 million for the six months ended June 30, 2024 compared to $350.5 million for the six months ended June 30, 2023. Our interest expense increased primarily due to an increase in our composite cost of funds to 3.99% as compared to 3.49% in the prior year period as well as an increase in our overall outstanding debt balance. We expect our interest expense to continue to increase as our average debt balance outstanding increases with the growth of our fleet. Our interest expense in future periods will also be impacted by increases or decreases in our composite cost of funds based on prevailing interest rates.

Depreciation expense

We recorded $559.2 million in depreciation expense of flight equipment for the six months ended June 30, 2024 compared to $528.3 million for the six months ended June 30, 2023. The increase in depreciation expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Stock-based compensation expense

We recorded stock-based compensation expense of $17.1 million for the six months ended June 30, 2024 compared to $14.6 million for the six months ended June 30, 2023. The increase was primarily due to the difference in the underlying vesting criteria for certain RSUs between the periods. In the prior years, we reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved; thus reducing the stock-based compensation expense for the six months ended June 30, 2023.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $93.2 million for the six months ended June 30, 2024 compared to $93.4 million for the six months ended June 30, 2023. Selling, general and administrative expenses as a percentage of total revenue was approximately flat at 7.0% for the six months ended June 30, 2024, as compared to 7.1% for the six months ended June 30, 2023.

Taxes

For the six months ended June 30, 2024 and June 30, 2023, we reported an effective tax rate of 19.9% and 19.0%, respectively. The effective tax rate increase was driven by discrete items in the period and additional income taxes as a result of Pillar Two. On January 1, 2024, the Organization for Economic Co-operation and Development/G20 Inclusive Framework, known as Pillar Two, became effective. Pillar Two established a global minimum effective tax rate of 15%. If the jurisdictional effective tax rate determined under Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%.

Net income attributable to common stockholders

For the six months ended June 30, 2024, we reported consolidated net income attributable to common stockholders of $187.9 million, or $1.68 per diluted share, compared to a consolidated net income attributable to common stockholders of $240.3 million, or $2.16 per diluted share, for the six months ended June 30, 2023. The decrease from the prior year period is primarily due to higher interest expense and the decline in our revenues, as discussed above.

Adjusted net income before income taxes

For the six months ended June 30, 2024, we recorded adjusted net income before income taxes of $283.6 million, or $2.54 per adjusted diluted share, compared to an adjusted net income before income taxes of $342.7 million, or $3.08 per adjusted diluted share, for the six months ended June 30, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense and the decline in our revenues as discussed above.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2023. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the six months ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility and unsecured bilateral term loans. As of June 30, 2024 and December 31, 2023, we had $2.3 billion and $3.0 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $850.0 million, of which $250.0 million began paying dividends at a floating rate on March 15, 2024 and the remaining $600.0 million will reset dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, which we expect for the near term, we would be obligated to make higher interest payments to our lenders, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $23.2 million and $29.6 million as of June 30, 2024 and December 31, 2023, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.4% and 0.3% of our lease revenues were denominated in foreign currency as of June 30, 2024 and December 31, 2023, respectively. Approximately 8.0% and 3.5% of our debt obligations were denominated in foreign currency as of June 30, 2024 and December 31, 2023, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the six months ended June 30, 2024, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-A	001-35121	3.2	March 4, 2019

3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

4.1	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Form of Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 6, 2024

4.3	Form of Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 6, 2024

10.1	Ninth Amendment and Extension Agreement, dated April 29, 2024, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2024
10.2†	Amendment No. 40 to A320NEO Family Purchase Agreement, dated April 15, 2024, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3†	Amendment No. 2 to the Agreement dated April 15, 2024, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.				Filed herewith

10.4†	Amendment No. 11 to the A220 Purchase Agreement, dated May 22, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
†     The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

August 1, 2024	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 1, 2024	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)