Form 10-Q
period 2024-09-30
AIR LEASE CORP
filed 2024-11-07
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 5, 2024, there were 111,376,884 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended September 30, 2024

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital and debt markets, the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, the impact of the Israel Hamas conflict, aircraft and engine delivery delays and manufacturing flaws, including as a result of the Boeing labor strike, our aircraft sales pipeline and expectations, changes in inflation and interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

•our inability to obtain additional capital on favorable terms, or at all, to acquire aircraft, service our debt obligations and refinance maturing debt obligations;
•increases in our cost of borrowing, decreases in our credit ratings or changes in interest rates;
•our inability to generate sufficient returns on our aircraft investments through strategic aircraft acquisitions and profitable leasing;
•the failure of an aircraft or engine manufacturer to meet its contractual obligations to us, including or as a result of labor strikes, aviation supply chain constraints, manufacturing flaws, or technical or other difficulties with aircraft or engines before or after delivery;
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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$460,785	$460,870
Restricted cash	4,565	3,622
Flight equipment subject to operating leases	33,853,006	31,787,241
Less accumulated depreciation	(5,958,105)	(5,556,033)
	27,894,901	26,231,208
Deposits on flight equipment purchases	1,050,268	1,203,068
Other assets	2,743,310	2,553,484
Total assets	$32,153,829	$30,452,252
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$1,072,033	$1,164,140
Debt financing, net of discounts and issuance costs	20,161,860	19,182,657
Security deposits and maintenance reserves on flight equipment leases	1,757,104	1,519,719
Rentals received in advance	129,303	143,861
Deferred tax liability	1,357,832	1,281,837
Total liabilities	$24,478,132	$23,292,214
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized at each of September 30, 2024 and December 31, 2023; 10,900,000 (aggregate liquidation preference of $1,150,000) shares issued and outstanding at September 30, 2024; 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at December 31, 2023	$109	$106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,376,884 and 111,027,252 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,114	1,110
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,598,407	3,287,234
Retained earnings	4,079,173	3,869,813
Accumulated other comprehensive (loss)/income	(3,106)	1,775
Total shareholders’ equity	$7,675,697	$7,160,038
Total liabilities and shareholders’ equity	$32,153,829	$30,452,252

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)
Revenues
Rental of flight equipment	$625,180	$604,027	$1,849,014	$1,833,533
Aircraft sales, trading and other	64,984	55,337	171,748	134,876
Total revenues	690,164	659,364	2,020,762	1,968,409

Expenses
Interest	203,092	161,769	574,691	485,555
Amortization of debt discounts and issuance costs	14,371	13,695	40,772	40,414
Interest expense	217,463	175,464	615,463	525,969
Depreciation of flight equipment	290,132	267,393	849,374	795,659
Selling, general and administrative	44,418	42,770	137,592	136,216
Stock-based compensation expense	7,919	8,719	25,031	23,330
Total expenses	559,932	494,346	1,627,460	1,481,174
Income before taxes	130,232	165,018	393,302	487,235
Income tax expense	(26,261)	(32,568)	(78,519)	(93,664)
Net income	$103,971	$132,450	$314,783	$393,571
Preferred stock dividends	(12,325)	(10,425)	(35,258)	(31,275)
Net income attributable to common stockholders	$91,646	$122,025	$279,525	$362,296

Other comprehensive income/(loss):
Foreign currency translation adjustment	$(35,976)	$7,453	$(2,956)	$500
Change in fair value of hedged transactions	31,833	(7,629)	(3,254)	(1,733)
Total tax benefit on other comprehensive income	886	37	1,329	263
Other comprehensive income/(loss), net of tax	(3,257)	(139)	(4,881)	(970)
Total comprehensive income attributable for common stockholders	$88,389	$121,886	$274,644	$361,326

Earnings per share of common stock:
Basic	$0.82	$1.10	$2.51	$3.26
Diluted	$0.82	$1.10	$2.50	$3.25
Weighted-average shares of common stock outstanding
Basic	111,376,884	111,027,252	111,308,222	110,997,619
Diluted	111,804,113	111,346,799	111,801,757	111,383,257

Dividends declared per share of common stock	$0.21	$0.20	$0.63	$0.60

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	567,154	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	8,275	—	—	8,275
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,387)	—	(23,387)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Tax withholdings on stock based-compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	107,866	—	107,866
Balance at March 31, 2024	10,600,000	$106	111,366,501	$1,114	—	$—	$3,286,122	$3,943,867	$662	$7,231,871
Issuance of common stock upon vesting of restricted stock units	—	—	10,383	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,837	—	—	8,837
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,389)	—	(23,389)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(12,508)	—	(12,508)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(511)	(511)
Net income	—	—	—	—	—	—	—	102,946	—	102,946
Balance at June 30, 2024	10,600,000	$106	111,376,884	$1,114	—	$—	$3,294,959	$4,010,916	$151	$7,307,246
Issuance of preferred stock	300,000	3	—	—	—	—	295,529	—	—	295,532
Stock-based compensation expense	—	—	—	—	—	—	7,919	—	—	7,919
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,389)	—	(23,389)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(12,325)	—	(12,325)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,257)	(3,257)
Net income	—	—	—	—	—	—	—	103,971	—	103,971
Balance at September 30, 2024	10,900,000	$109	111,376,884	$1,114	—	$—	$3,598,407	$4,079,173	$(3,106)	$7,675,697

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	198,437	2	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	5,896	—	—	5,896
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,203)	—	(22,203)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(536)	(536)
Tax withholdings on stock based-compensation	—	—	(75,116)	(1)	—	—	(3,230)	—	—	(3,231)
Net income	—	—	—	—	—	—	—	128,720	—	128,720
Balance at March 31, 2023	10,600,000	$106	111,015,418	$1,110	—	$—	$3,258,639	$3,482,912	$1,819	$6,744,586
Issuance of common stock upon vesting of restricted stock units	—	—	14,962	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,715	—	—	8,715
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,205)	—	(22,205)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(295)	(295)
Tax withholdings on stock based-compensation	—	—	(3,128)	—	—	—	(124)	—	—	(124)
Net income	—	—	—	—	—	—	—	132,401	—	132,401
Balance at June 30, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,267,230	$3,582,683	$1,524	$6,852,653
Stock-based compensation expense	—	—	—	—	—	—	8,719	—	—	8,719
Cash dividends (declared $0.20 per share of Class A common stock)	—	—	—	—	—	—	—	(22,205)	—	(22,205)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(139)	(139)
Net income	—	—	—	—	—	—	—	132,450	—	132,450
Balance at September 30, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,275,949	$3,682,503	$1,385	$6,961,053

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Operating Activities
Net income	$314,783	$393,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	849,374	795,659
Stock-based compensation expense	25,031	23,330
Deferred taxes	77,324	91,410
Amortization of discounts and debt issuance costs	40,772	40,414
Amortization of prepaid lease costs	77,271	54,962
Gain on aircraft sales, trading and other activity	(149,018)	(147,174)
Changes in operating assets and liabilities:
Other assets	(3,509)	40,496
Accrued interest and other payables	29,494	(6,380)
Rentals received in advance	(14,467)	(3,982)
Net cash provided by operating activities	1,247,055	1,282,306
Investing Activities
Acquisition of flight equipment under operating lease	(2,816,375)	(2,782,507)
Payments for deposits on flight equipment purchases	(461,788)	(249,231)
Proceeds from aircraft sales, trading and other activity	884,045	1,568,420
Acquisition of aircraft furnishings, equipment and other assets	(284,050)	(205,368)
Net cash used in investing activities	(2,678,168)	(1,668,686)
Financing Activities
Net proceeds from preferred stock issuance	295,532	—
Cash dividends paid on Class A common stock	(70,092)	(66,587)
Cash dividends paid on preferred stock	(35,258)	(31,275)
Tax withholdings on stock-based compensation	(9,384)	(3,354)
Net change in unsecured revolving facility	186,000	758,000
Proceeds from debt financings	3,541,706	1,783,973
Payments in reduction of debt financings	(2,781,604)	(2,566,518)
Debt issuance costs	(10,626)	(10,590)
Security deposits and maintenance reserve receipts	328,351	269,171
Security deposits and maintenance reserve disbursements	(12,654)	(10,723)
Net cash provided by financing activities	1,431,971	122,097
Net increase/(decrease) in cash	858	(264,283)
Cash, cash equivalents and restricted cash at beginning of period	464,492	780,017
Cash, cash equivalents and restricted cash at end of period	$465,350	$515,734

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $32,859 and $31,708 at September 30, 2024 and 2023, respectively	$590,697	$532,922
Cash paid for income taxes	$22,746	$6,250
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$838,170	$620,280
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$1,143,096	$1,411,564
Flight equipment subject to operating leases reclassified to investment in sales-type lease	$74,017	$33,641
Cash dividends declared on Class A common stock, not yet paid	$23,389	$22,205

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of September 30, 2024, the Company owned 485 aircraft, managed 64 aircraft and had 287 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2024, and for all periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires disaggregated information for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, to be presented in certain expense captions on the face of the income statement. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Debt Financing

The Company’s consolidated debt as of September 30, 2024 and December 31, 2023 is summarized below:

	September 30, 2024	December 31, 2023
	(in thousands)
Unsecured
Senior unsecured securities	$16,429,118	$16,329,605
Term financings	2,082,800	1,628,400
Revolving credit facility	1,286,000	1,100,000
Total unsecured debt financing	19,797,918	19,058,005
Secured
Term financings	357,629	100,471
Export credit financing	194,120	204,984
Total secured debt financing	551,749	305,455

Total debt financing	20,349,667	19,363,460
Less: Debt discounts and issuance costs	(187,807)	(180,803)
Debt financing, net of discounts and issuance costs	$20,161,860	$19,182,657

As of September 30, 2024, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2024 and December 31, 2023, the Company had $16.4 billion and $16.3 billion in senior unsecured securities outstanding, respectively.

During the nine months ended September 30, 2024, the Company issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029, (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”), (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”), (iv) $600.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2026 and (v) $600.0 million in aggregate principal amount of 5.20% Medium-Term Notes due 2031.

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

Unsecured syndicated revolving credit facility

As of September 30, 2024 and December 31, 2023, the Company had $1.3 billion and $1.1 billion, respectively, outstanding under its unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2024, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of November 7, 2024, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

Unsecured term financings

As of September 30, 2024 and December 31, 2023, the outstanding balance on the Company’s unsecured term financings was $2.1 billion and $1.6 billion, respectively.

In August 2024, the Company amended its existing $750.0 million term loan that, among other things, increased the aggregate term loan commitments by an additional $500.0 million and reduced the interest rate applicable to borrowings. Under the terms of the loan agreement, the Company had the ability to set the funding date of the additional commitments, subject to an outside funding date of November 15, 2024. The Company elected to borrow the additional $500.0 million on October 1, 2024. As amended, the term loan bears interest at a floating rate of Term SOFR plus 1.20% plus a credit spread adjustment of 0.10% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility. As of September 30, 2024 and October 1, 2024, the Company had $750.0 million and $1.25 billion in borrowings outstanding under the term loan, respectively.

In addition, during the three months ended September 30, 2024, the Company entered into a $250.0 million unsecured term loan with a one-year maturity bearing interest at a floating rate of Term SOFR plus 1.25% plus a credit spread adjustment of 0.10%.

Secured debt financings

In August 2024, the Company entered into a $267.3 million secured term loan and pledged six aircraft as collateral with a net book value of $346.6 million. The term loan bears interest at a floating rate of Term SOFR plus 1.35% and has a final maturity on July 31, 2031. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility.

As of September 30, 2024, the Company had an outstanding balance of $551.7 million in secured debt financings, including the secured term loan mentioned above, and had pledged ten aircraft as collateral, with a net book value of $778.9 million. As of December 31, 2023, the Company had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of the Company’s secured obligations as of September 30, 2024 and December 31, 2023 are recourse in nature.

Maturities

Maturities of debt outstanding as of September 30, 2024 are as follows (in thousands):

Years ending December 31,
2024	$423,509
2025	2,798,505
2026	5,281,687
2027	2,786,350
2028	4,238,788
Thereafter	4,820,828
Total	$20,349,667

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the nine months ended September 30, 2024:

(in thousands)
Net book value as of December 31, 2023	$26,231,208
Purchase of aircraft	3,730,181
Depreciation	(849,374)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(1,143,097)
Flight equipment subject to operating leases reclassified to investment in sales-type lease	(74,017)
Net book value as of September 30, 2024	$27,894,901

Accumulated depreciation as of September 30, 2024	$(5,958,105)

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

In January 2024, the Company and certain of its subsidiaries filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia. The lawsuit against the Airlines’ Insurers is in the early stages and no trial date has been set.

As of November 7, 2024, 16 aircraft previously included in the Company’s owned fleet are still detained in Russia. The operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities and the Company’s ongoing demands for the return of its assets.

Note 5. Flight Equipment Held for Sale

As of September 30, 2024, the Company had 23 aircraft, with a carrying value of $741.1 million, which were classified as held for sale and included in Other assets on the Consolidated Balance Sheets. The Company expects the sale of all 23 aircraft to be completed by the second half of 2025. During the nine months ended September 30, 2024, the Company received an aggregate of $186.9 million in purchase deposits pursuant to sale agreements related to five of the 23 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2024, the Company transferred 35 aircraft from flight equipment subject to operating lease to flight equipment held for sale and completed the sale of 25 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2023, the Company had 14 aircraft, with a carrying value of $605.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets.

The following table summarizes the activities of the Company’s flight equipment held for sale for the nine months ended September 30, 2024 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2023	$605,104
Flight equipment subject to operating leases reclassified to flight equipment held for sale	1,143,097
Aircraft sales	(1,007,111)
Flight equipment held for sale as of September 30, 2024	$741,090

Note 6. Commitments and Contingencies

Aircraft Acquisition

As of September 30, 2024, the Company had commitments to purchase 287 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $18.2 billion. The following table shows the Company’s contractual delivery commitment schedule as of September 30, 2024:

	Estimated Delivery Years
Aircraft Type	Last 3 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	8	14	6	12	12	2	54
Airbus A320/321neo(1)	3	7	23	57	40	4	134
Airbus A330-900neo	2	—	1	—	—	—	3
Airbus A350F	—	—	—	4	2	1	7
Boeing 737-8/9 MAX	11	27	20	12	2	—	72
Boeing 787-9/10	6	7	4	—	—	—	17
Total(2)	30	55	54	85	56	7	287

(1) The Company’s Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through November 7, 2024. The Company’s contractual delivery commitment schedule is subject to a number of factors outside its control, including ongoing delays by Airbus and Boeing for certain aircraft, including as a result of the Boeing labor strike, and the Company cannot guarantee delivery of any particular aircraft at any specific time notwithstanding its contractual delivery commitment schedule.

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

In January 2024, the FAA ordered the temporary grounding of certain Boeing 737-9 MAX aircraft after the in-flight loss of a mid-cabin exit door plug in one aircraft. The 737-9 MAX aircraft has since returned to service; however, Boeing will not be allowed

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by the FAA to increase 737 MAX production rates until quality control issues are resolved. In addition, in September 2024, the Company was notified by Boeing that certain union factory workers had commenced a labor strike. On November 4, 2024, the union factory workers voted to end the labor strike. The Company did not take delivery of any 737 MAX aircraft during the labor strike and some 787 deliveries were impacted. The Company expects its Boeing deliveries will continue to be delayed and is unable to estimate the duration of delays or the impact on the Company’s Boeing orderbook. The residual impacts of the Boeing labor strike have and may continue to impact the broader aviation supply chain.

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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $18.2 billion as of September 30, 2024, are as follows (in thousands):

Years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$2,341,110
2025	3,687,740
2026	3,527,040
2027	5,227,217
2028	3,002,390
Thereafter	416,433
Total	$18,201,930

The Company has made non-refundable deposits on flight equipment purchases of $1.1 billion and $1.2 billion as of September 30, 2024 and December 31, 2023, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 7. Rental Income

As of September 30, 2024, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of September 30, 2024 are as follows (in thousands):

Years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$637,071
2025	2,500,678
2026	2,308,894
2027	2,109,214
2028	1,930,335
Thereafter	8,160,494
Total	$17,646,686

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting,

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of September 30, 2024, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the three and nine months ended September 30, 2024, and 2023, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,047,068 and 965,788 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2024 and 2023, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands, except share and per share)
Basic earnings per share:
Numerator
Net income	$103,971	$132,450	$314,783	$393,571
Preferred stock dividends	(12,325)	(10,425)	(35,258)	(31,275)
Net income attributable to common stockholders	$91,646	$122,025	$279,525	$362,296
Denominator
Weighted-average shares outstanding	111,376,884	111,027,252	111,308,222	110,997,619
Basic earnings per share	$0.82	$1.10	$2.51	$3.26
Diluted earnings per share:
Numerator
Net income	$103,971	$132,450	$314,783	$393,571
Preferred stock dividends	(12,325)	(10,425)	(35,258)	(31,275)
Net income attributable to common stockholders	$91,646	$122,025	$279,525	$362,296
Denominator
Number of shares used in basic computation	111,376,884	111,027,252	111,308,222	110,997,619
Weighted-average effect of dilutive securities	427,229	319,547	493,535	385,638
Number of shares used in per share computation	111,804,113	111,346,799	111,801,757	111,383,257
Diluted earnings per share	$0.82	$1.10	$2.50	$3.25

Note 9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has four cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of September 30, 2024, the estimated fair value of three of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $17.8 million and the remaining one swap was a derivative liability of $4.1 million. As of December 31, 2023, the estimated fair value of two of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $17.0 million. Derivative assets are included in Other assets on the Company’s Consolidated Balance Sheets while derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2024 was $20.2 billion compared to a book value

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of $20.3 billion. The estimated fair value of debt financing as of December 31, 2023 was $18.7 billion compared to a book value of $19.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at September 30, 2024, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2024 and December 31, 2023 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 10.     Shareholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had 111,376,884 and 111,027,252 shares of Class A common stock issued and outstanding, respectively. The Company was authorized to issue up to 10,000,000 shares of Class B common stock, $0.01 par value at September 30, 2024 and December 31, 2023. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of September 30, 2024 or December 31, 2023.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had 10.0 million shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share), 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share). On September 17, 2024, the Company issued a notice of redemption for all of its outstanding shares of Series A Preferred Stock, with a redemption date of October 17, 2024 (the “Series A Preferred Stock Redemption Date”), pursuant to which the Company would redeem all outstanding shares of Series A Preferred Stock at a redemption price of $25.00 per share, plus dividends that have been declared but are unpaid in respect of such shares of Series A Preferred Stock for the dividend period in which the Series A Preferred Stock Redemption Date occurs to, but excluding, the Series A Preferred Stock Redemption Date.

On September 24, 2024, the Company issued 300,000 shares of Series D Preferred Stock (the “Series D Preferred Stock”). The Company will pay dividends on the Series D Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 6.00% through December 15, 2029, and payable quarterly in arrears beginning on December 15, 2024, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 2.560% per reset period from December 15, 2029 and reset every five years and payable quarterly in arrears; provided, that the dividend rate per annum during any reset period will not reset below 6.00% (which equals the initial dividend rate per annum on the Series D Preferred Stock).

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2024	Liquidation Preference as of September 30, 2024(2)	Issue Date	Dividend Rate in Effect at September 30, 2024(3)	Next dividend rate reset date	Dividend rate after reset date(4)
Series A(5)	10,000,000	$250,000	March 5, 2019	3M Term SOFR(1) plus 3.65%	N/A	N/A
Series B	300,000	300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%
Total	10,900,000	$1,150,000

(1) 3M Term SOFR includes a credit spread adjustment of 0.10%.
(2) The Series A Preferred Stock has a redemption price of $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock each have a redemption price of $1,000.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends.

(3) Dividends on preferred stock are discretionary and non-cumulative. When declared, dividends on the Series A Preferred Stock are reset quarterly and payable quarterly in arrears and dividends on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are reset every five years and payable quarterly in arrears.

(4) With respect to the Series D Preferred Stock, the dividend rate during any reset period is subject to a 6.00% floor.
(5) On September 17, 2024, the Company issued a notice of redemption for all of its outstanding shares of Series A Preferred Stock.

Note 11.     Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of September 30, 2024, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,749,209. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of total shareholder return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

The Company recorded $7.9 million and $8.7 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2024 and 2023, respectively.

The Company recorded $25.0 million and $23.3 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2024 and 2023, respectively.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2024, the Company granted 827,980 RSUs of which 133,438 were TSR RSUs and 308,421 were book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the nine months ended September 30, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	1,607,575	$46.44
Granted	827,980	$41.56
Vested (1)	(591,381)	$44.95
Forfeited/canceled	(123,224)	$50.61
Unvested at September 30, 2024	1,720,950	$44.30
Expected to vest after September 30, 2024	1,926,327	$44.19

(1) During the nine months ended September 30, 2024, 247,258 performance based RSUs and 344,123 time-based RSUs vested.

As of September 30, 2024, there was $38.8 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.73 years.

Note 12. Aircraft Under Management

As of September 30, 2024, the Company managed 64 aircraft across three aircraft management platforms. The Company managed 31 aircraft through its Thunderbolt platform, 32 aircraft through the Blackbird investment funds and one aircraft on behalf of a financial institution.

As of September 30, 2024, the Company managed 32 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of September 30, 2024, the Company's non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $71.4 million and $69.4 million as of September 30, 2024 and December 31, 2023, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of September 30, 2024, the Company managed 31 aircraft across three separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of each of September 30, 2024 and December 31, 2023 and is included in Other assets on the Consolidated Balance Sheets.

On November 6, 2023, Thunderbolt I entered into an agreement to sell all aircraft in its portfolio, consisting of 13 aircraft. During the nine months ended September 30, 2024, Thunderbolt I completed the sale of 12 of the 13 aircraft and, as of October 30, 2024, the sale of all 13 aircraft was completed. As servicer of Thunderbolt I, the Company facilitated the sale and transfer of the aircraft.

Note 13. Net Investment in Sales-type Leases

As of September 30, 2024, the Company had sales-type leases for 14 aircraft and one engine. As of December 31, 2023, the Company had sales-type leases for 12 aircraft in its owned fleet.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net investment in sales-type leases are included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Future minimum lease payments to be received	$341,757	$285,443
Estimated residual values of leased flight equipment	135,758	108,688
Less: Unearned income	(62,959)	(53,412)
Net Investment in Sales-type Leases	$414,556	$340,719

As of September 30, 2024, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$9,481
2025	37,924
2026	37,924
2027	37,924
2028	37,924
Thereafter	180,580
Total	$341,757

Note 14. Subsequent Events

On October 17, 2024, the Company redeemed all outstanding shares of Series A Preferred Stock at a redemption price of $25.00 per share, plus $0.187219 per share in declared and unpaid dividends to but excluding the redemption date. The redemption price paid in excess of the carrying value of Series A Preferred Stock of $7.9 million will be included as a deemed dividend on redemption of preferred stock in the consolidated statements of operations and other comprehensive income for the year ended December 31, 2024. Following the redemption, all previously authorized shares of the Series A Preferred Stock resumed the status of undesignated shares of the Company’s preferred stock, par value $0.01 per share.

On November 6, 2024, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.22	December 12, 2024	January 9, 2025
Series B Preferred Stock	$11.625	November 30, 2024	December 15, 2024
Series C Preferred Stock	$10.3125	November 30, 2024	December 15, 2024
Series D Preferred Stock	$13.50	November 30, 2024	December 15, 2024

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

Third Quarter Overview

During the three months ended September 30, 2024, we purchased 20 new aircraft from Airbus and Boeing and sold nine aircraft. We ended the third quarter with a total of 485 aircraft in our owned fleet. The net book value of our fleet1 grew by 6.3% to $27.9 billion as of September 30, 2024 compared to $26.2 billion as of December 31, 2023. The weighted average age of our fleet was 4.6 years and the weighted average lease term remaining was 7.1 years as of September 30, 2024. Our managed fleet was comprised of 64 aircraft as of September 30, 2024 compared to 78 aircraft as of December 31, 2023. We have a globally diversified customer base comprised of 117 airlines in 59 countries as of September 30, 2024. We continued to maintain a strong lease utilization rate of 100.0% for the three months ended September 30, 2024.

As of September 30, 2024, we had commitments to purchase 287 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $18.2 billion. We have placed 100% and 95% of our committed orderbook on long-term leases for aircraft delivering through the end of 2025 and 2026, respectively, and have placed 63% of our entire orderbook. We ended the third quarter of 2024 with $29.7 billion in committed minimum future rental payments, consisting of $17.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $12.1 billion in minimum future rental payments related to aircraft which will deliver during the last three months of 2024 through 2028.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. During the third quarter of 2024, we entered into a variety of committed term loans totaling approximately $1.0 billion. We ended the third quarter of 2024 with an aggregate borrowing capacity under our unsecured revolving credit facility of approximately $6.5 billion and total liquidity of $7.5 billion. As of September 30, 2024, we had total debt outstanding of $20.3 billion, of which 81.0% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.21%.

Our total revenues for the quarter ended September 30, 2024 increased by 4.7% to $690.2 million, compared to the quarter ended September 30, 2023. Our total revenues increased from the prior year due to the growth of our fleet and an increase in our sales activity, partially offset by a slight decrease in our lease yields due to the sales of older aircraft with higher lease yields and the purchases of new aircraft with lower initial lease yields. We recorded $41.5 million in gains from the sale of nine aircraft for the three months ended September 30, 2024, compared to $39.0 million in gains from the sale of eight aircraft for the three months ended September 30, 2023. We also experienced a decline in end of lease revenue of approximately $12.4 million as compared to the prior period due to fewer aircraft returns during the three months ended September 30, 2024.

During the three months ended September 30, 2024, we recorded net income attributable to common stockholders of $91.6 million, or $0.82 per diluted share, as compared to net income attributable to common stockholders of $122.0 million, or $1.10 per
1 References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

diluted share, for the three months ended September 30, 2023. The decrease from the prior year period is primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in our total revenues as discussed above.

For the three months ended September 30, 2024, we recorded adjusted net income before income taxes2 of $140.2 million, or $1.25 per adjusted diluted share, compared to an adjusted net income before income taxes of $177.0 million, or $1.59 per adjusted diluted share, for the three months ended September 30, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by an increase in our total revenues as discussed above.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 6.3%, to $27.9 billion as of September 30, 2024, compared to $26.2 billion as of December 31, 2023. During the three months ended September 30, 2024, we purchased 20 new aircraft from Airbus and Boeing and sold nine aircraft. We ended the period with a total of 485 aircraft in our owned fleet. As of September 30, 2024, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.6 years and 7.1 years, respectively. We also managed 64 aircraft as of September 30, 2024.

Our portfolio metrics as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
Net book value of flight equipment subject to operating lease	$27.9	billion	$26.2	billion
Weighted-average fleet age(1)	4.6 years		4.6 years
Weighted-average remaining lease term(1)	7.1 years		7.0 years

Owned fleet(2)	485		463
Managed fleet	64		78
Aircraft on order	287		334
Total	836		875

Current fleet contracted rentals	$17.6	billion	$16.4	billion
Committed fleet rentals	$12.1	billion	$14.6	billion
Total committed rentals	$29.7	billion	$31.0	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of September 30, 2024 and December 31, 2023, our owned fleet count included 23 and 14 aircraft classified as flight equipment held for sale, respectively, and 14 and 12 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.
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

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,427,738	41.0%	$9,881,024	37.7%
Asia Pacific	10,153,630	36.4%	10,456,435	39.8%
Central America, South America, and Mexico	2,711,561	9.7%	2,361,089	9.0%
The Middle East and Africa	1,985,424	7.1%	2,062,420	7.9%
U.S. and Canada	1,616,548	5.8%	1,470,240	5.6%
Total	$27,894,901	100.0%	$26,231,208	100.0%

The following table sets forth our top five lessees by net book value as of September 30, 2024:

September 30, 2024
Lessee	% of Total
Air France-KLM Group	6.3%
Virgin Atlantic	5.8%
ITA	5.5%
Aeromexico	4.5%
EVA Air	4.4%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	5	1.0%	2	0.4%
Airbus A220-300	17	3.5%	13	2.8%
Airbus A319-100	1	0.2%	1	0.2%
Airbus A320-200	26	5.4%	28	6.0%
Airbus A320-200neo	23	4.7%	25	5.4%
Airbus A321-200	21	4.3%	23	5.0%
Airbus A321-200neo	108	22.3%	95	20.6%
Airbus A330-200(1)	13	2.7%	13	2.8%
Airbus A330-300	5	1.0%	5	1.1%
Airbus A330-900neo	26	5.4%	23	5.0%
Airbus A350-900	17	3.5%	14	3.0%
Airbus A350-1000	8	1.6%	7	1.5%
Boeing 737-700	2	0.4%	3	0.6%
Boeing 737-800	64	13.2%	73	15.8%
Boeing 737-8 MAX	58	12.0%	52	11.2%
Boeing 737-9 MAX	30	6.2%	29	6.3%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	4.9%	24	5.2%
Boeing 787-9	26	5.4%	25	5.4%
Boeing 787-10	9	1.9%	6	1.3%
Embraer E190	1	0.2%	1	0.2%
Total(2)	485	100.0%	463	100.0%

(1) As of September 30, 2024 and December 31, 2023, aircraft count includes two Airbus A330-200 aircraft classified as a freighter.
(2) As of September 30, 2024 and December 31, 2023, our owned fleet count included 23 and 14 aircraft classified as flight equipment held for sale, respectively, and 14 and 12 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.

As of September 30, 2024, we had contractual commitments to acquire a total of 287 new aircraft for delivery through 2029. The following tables show our contractual delivery commitment schedule and our expected delivery commitment schedule as of September 30, 2024:

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 3 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	8	14	6	12	12	2	54
Airbus A320/321neo(1)	3	7	23	57	40	4	134
Airbus A330-900neo	2	—	1	—	—	—	3
Airbus A350F	—	—	—	4	2	1	7
Boeing 737-8/9 MAX	11	27	20	12	2	—	72
Boeing 787-9/10	6	7	4	—	—	—	17
Total(2)	30	55	54	85	56	7	287

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through November 7, 2024. Our contractual delivery commitment schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for certain aircraft, including as a result of the Boeing labor strike, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our contractual delivery commitment schedule.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 3 months of 2024	2025	2026	2027	2028	Thereafter	Total
Airbus A220-100/300	6	15	3	12	15	3	54
Airbus A320/321neo(1)	3	4	25	47	48	7	134
Airbus A330-900neo	1	1	1	—	—	—	3
Airbus A350F	—	—	—	3	3	1	7
Boeing 737-8/9 MAX	2	27	26	15	2	—	72
Boeing 787-9/10	2	9	5	1	—	—	17
Total(2)	14	56	60	78	68	11	287

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table immediately above reflects management’s further refinement of expectations on future deliveries based on facts and circumstances known by management as of November 7, 2024. Our expected delivery schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for certain aircraft, including as a result of the Boeing labor strike, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Contractual and expected commitments for the acquisition of these aircraft as of September 30, 2024 are as follows (in thousands):

Years ending December 31,	Contractual	Expected
2024 (excluding the nine months ended September 30, 2024)	$2,341,110	$1,109,419
2025	3,687,740	4,058,497
2026	3,527,040	3,910,335
2027	5,227,217	4,856,630
2028	3,002,390	3,660,990
Thereafter	416,433	606,059
Total	$18,201,930	$18,201,930

The tables above are subject to change based on Airbus and Boeing delivery delays. As noted above, we expect delivery delays for certain aircraft in our orderbook, including as a result of the Boeing labor strike. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are not currently able to determine the full impact of these delays.

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing.

In January 2024, the FAA ordered the temporary grounding of certain Boeing 737-9 MAX aircraft after the in-flight loss of a mid-cabin exit door plug in one aircraft. The 737-9 MAX aircraft has since returned to service; however, Boeing will not be allowed by the FAA to increase 737 MAX production rates until quality control issues are resolved. In addition, in September 2024, we were notified by Boeing that certain union factory workers had commenced a labor strike. On November 4, 2024, the union factory workers voted to end the labor strike. We did not take delivery of any 737 MAX aircraft during the labor strike and some 787 deliveries were impacted. We expect our Boeing deliveries will continue to be delayed and are unable to estimate the duration of delays or the impact on our Boeing orderbook. The residual impacts of the Boeing labor strike have and may continue to impact the broader aviation supply chain.

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

As a result of continued manufacturing delays and supply chain constraints described herein, our aircraft delivery schedule could continue to be subject to material changes and delivery delays are expected to extend for at least the next three to four years.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft contractually scheduled to be delivered as of September 30, 2024, along with the lease placements of such aircraft as of November 7, 2024. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types but have not meaningfully increased production because of several factors, including ongoing supply chain constraints and other production issues. At current production rates, we do not see delivery delays significantly improving in the near term for Airbus aircraft because of the ongoing impact from Pratt & Whitney GTF engine manufacturing flaws impacting the Airbus A320neo family aircraft production rates. Our Airbus deliveries may also be impacted by the impact of the Boeing labor strike on the broader aviation supply chain. We expect that the residual effects of the Boeing labor strike will continue to significantly impact our Boeing deliveries, including as a result of the halt in 737 MAX production and deliveries and some 787 deliveries during the labor strike. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are not currently able to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2024	30	30	100.0%
2025	55	55	100.0%
2026	47	54	87.0%
2027	46	85	54.1%
2028	3	56	5.4%
Thereafter	—	7	—%
Total	181	287

As of September 30, 2024, we had commitments to purchase 287 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $18.2 billion. We have placed 95% of our committed orderbook on long-term leases for aircraft delivering through the end of 2026; however, due to the delivery delays from the aircraft manufacturers as discussed above, we expect to deliver 130 aircraft through 2026, of which 100% are placed.

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of September 30, 2024, we had a globally diversified customer base of 117 airlines in 59 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

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

Passenger traffic volume has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 7% in September 2024 relative to the prior year period, primarily due to continued strength in international traffic and healthy continued expansion of domestic traffic globally. International traffic in September rose 9% relative to the prior year, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong international expansion in most other major markets reported by IATA. Global domestic traffic rose 4% in September as compared to the prior year period, remaining above the pace of global GDP expansion. Total passenger traffic volumes for the nine months ended September 30, 2024 rose 11% as compared to the same period in 2023. Meanwhile, passenger load factors also are persisting at historically high levels, which is compounding airline demand for additional aircraft. IATA reported total global passenger load factors of 84% for September 2024, as compared to 83% in the prior year period and 79% for full-year 2022.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests, which we expect to continue into 2025. Airline forward ticket sales as reported by IATA remained healthy in the third quarter 2024, illustrating continued support for traffic volume expansion. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, shorter on wing engine time of most new technology engines and, most recently, the Boeing labor strike announced in September 2024. On November 4, 2024, the union factory workers voted to end the labor strike. The labor strike has impacted Boeing’s ability to produce and deliver aircraft in our orderbook and we anticipate ongoing impacts to our Boeing orderbook deliveries. We expect deliveries of our 737MAX aircraft and some 787 deliveries will continue to be impacted by the residual effects of the labor strike. In addition, the Boeing labor strike could lead to negative impacts on the broader aviation supply chain which could ultimately impact other OEMs, including Airbus. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the near future.

The increased demand for our new aircraft, combined with elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the nine months ended September 30, 2024. However, lease rate increases continue to lag behind our rising borrowing costs. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

As of November 7,2024, the Federal Reserve Open Market Committee (“FOMC”) has lowered the target range for the Federal Funds Rate to 4.50% to 4.75%. In general, reductions in the Federal Funds Rate should reduce the interest rate on our existing borrowings that bear interest at a floating rate, including our Revolving Credit Facility. Reductions in the Federal Funds Rate also tend to lower the interest rates available to us for new debt borrowings. However, we cannot predict whether the FOMC will continue to reduce the target range for the Federal Funds Rate or the impact of any such reductions on our interest expense or future debt borrowings.

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

As of November 7, 2024, we maintain title to 16 aircraft previously included in our owned fleet and the respective managed platform maintains title to two aircraft previously included in our managed fleet that are still detained in Russia. While we remain in ongoing settlement discussions regarding these aircraft, the operators of these aircraft have continued to fly most of the aircraft notwithstanding the termination of leasing activities. It is uncertain whether any of these discussions will result in any settlement or receipt of settlement proceeds and, if so, in what amount.

Liquidity and Capital Resources

Overview

We ended the third quarter of 2024 with available liquidity of $7.5 billion, which was comprised of unrestricted cash of $460.8 million, unfunded commitments from a term loan of $500.0 million and undrawn balances under our unsecured revolving credit facility of approximately $6.5 billion. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock in recent years and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of November 7, 2024. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays due to manufacturer delays and the Boeing labor strike are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond.

We ended the third quarter of 2024 with total debt outstanding of $20.3 billion, of which 81.0% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.21%. As of December 31, 2023, we had total debt outstanding of $19.4 billion, of which 84.7% was at a fixed rate and 98.4% of which was unsecured, and in the aggregate, our composite cost of funds was 3.77%.

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

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the third quarter of 2024 with $0.5 billion in unrestricted cash.
•Lease cash flows: We ended the third quarter of 2024 with $29.7 billion in committed minimum future rental payments comprised of $17.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $12.1 billion in minimum future rental payments related to aircraft which will deliver during the last three months of 2024 through 2028. These rental payments are a primary driver of our short and long-term operating cash flow. As of September 30, 2024, our minimum future rentals on our existing non-cancellable operating leases for the next 12 months was $2.5 billion. For further detail on our minimum future rentals for the remainder of 2024 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of November 7, 2024, our $7.8 billion revolving credit facility is syndicated across 52 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2028, although we expect to refinance this facility in advance of that date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of September 30, 2024, we had $1.3 billion outstanding under our unsecured revolving credit facility.

•Senior unsecured securities: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. During the nine months ended September 30, 2024, we issued approximately $2.6 billion in aggregate principal amount of Medium-Term Notes (inclusive of any associated hedging arrangements with respect to foreign currency denominated issuances) with maturities ranging from 2026 to 2031 and with a weighted average interest rate of 5.3%. We expect to have continued access to the investment grade bond market and other unsecured securities in the future, although we continue to anticipate that interest rates for issuances in the near term will remain elevated compared to those available prior to 2022.
•Unsecured bank facilities: We have active dialogue with a variety of global financial institutions and enter into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding. These loans are typically pre-payable without penalty at any time offering us significant flexibility in different rate environments.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We have $1.5 billion of aircraft in our sales pipeline3, which includes $741.1 million of aircraft classified as flight equipment held for sale as of September 30, 2024 and $745.0 million of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed by the second half of 2025. We continue to expect to sell approximately $1.5 billion in aircraft for 2024 and continue to see robust demand in the secondary market to support our aircraft sales program.
•Other sources: In addition to the above, we generate liquidity through cash received from security deposits and maintenance reserves from our lease agreements, other sources of debt financings (including secured bank term loans, export credit and private placements), as well as issuances of preferred stock.

Tighter monetary policies in the United States and other countries since early 2022 resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated despite the recent rate cut by the FOMC. This higher interest rate environment has resulted in increased borrowing costs for us and will result in increased borrowing costs until interest rates decline. Historically, there has been a lag between a rise in interest rates and subsequent increases in lease rates. While we have experienced increasing lease rates on new lease agreements and lease extensions since 2023, which are serving to partially offset increased borrowing costs, lease rate increases continue to lag the rapid increase in interest rates. We believe that lease rates should continue to increase as airlines adjust to a persistently higher rate environment and our funding advantage relative to our airline customers widens. In addition, lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

As of September 30, 2024, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

3 Aircraft in our sales pipeline is as of September 30, 2024, adjusted for letters of intent signed through November 7, 2024.
4 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

Our material cash requirements as of September 30, 2024, are principally as follows (in thousands):

	Last 3 months of 2024	2025	2026	2027	2028	Thereafter	Total
Contractual purchase commitments(1)	$2,341,110	$3,687,740	$3,527,040	$5,227,217	$3,002,390	$416,433	$18,201,930
Long-term debt obligations	423,509	2,798,505	5,281,687	2,786,350	4,238,788	4,820,828	20,349,667
Interest payments on debt outstanding(2)	210,064	841,654	700,531	542,910	321,568	413,050	3,029,777
Total	$2,974,683	$7,327,899	$9,509,258	$8,556,477	$7,562,746	$5,650,311	$41,581,374

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through November 7, 2024.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2024, which is inclusive of any cross-currency hedging arrangements.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft may differ from our estimates and could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our contractual purchase commitments shown in the table above may not reflect when the aircraft investments are actually made. For 2024, we currently expect to make approximately $4.6 billion in aircraft investments.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock.
Cash Flows

Our cash flows provided by operating activities decreased by 2.7% or $35.3 million, to $1.25 billion for the nine months ended September 30, 2024 as compared to $1.28 billion for the nine months ended September 30, 2023. Our cash flow provided by operating activities during the nine months ended September 30, 2024 decreased primarily due to an increase in our composite cost of funds as compared to the nine months ended September 30, 2023, partially offset by higher customer cash collections. Our cash flows used in investing activities was $2.7 billion for the nine months ended September 30, 2024 as compared to $1.7 billion for the nine months ended September 30, 2023. The increase is primarily due to the increase in our aircraft investments partially offset by the decrease in proceeds from our aircraft sales and trading activity. Our investing activities are primarily driven by the timing of our aircraft purchases and our sales and trading activity. Our cash flow provided by financing activities was $1.43 billion for the nine months ended September 30, 2024 as compared to $122.1 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in debt borrowings, partially offset by an increase in debt repayments. Our financing activities are mainly driven by changes in our investing activities.

Debt

Our debt financing at September 30, 2024 and December 31, 2023 is summarized below:

	September 30, 2024	December 31, 2023
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$16,429,118	$16,329,605
Term financings	2,082,800	1,628,400
Revolving credit facility	1,286,000	1,100,000
Total unsecured debt financing	19,797,918	19,058,005
Secured
Term financings	357,629	100,471
Export credit financing	194,120	204,984
Total secured debt financing	551,749	305,455

Total debt financing	20,349,667	19,363,460
Less: Debt discounts and issuance costs	(187,807)	(180,803)
Debt financing, net of discounts and issuance costs	$20,161,860	$19,182,657
Selected interest rates and ratios:
Composite interest rate(1)	4.21%	3.77%
Composite interest rate on fixed-rate debt(1)	3.72%	3.26%
Percentage of total debt at a fixed-rate	81.05%	84.71%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2024 and December 31, 2023, we had $16.4 billion and $16.3 billion in senior unsecured securities outstanding, respectively.

During the nine months ended September 30, 2024, we issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029, (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”), (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”), (iv) $600.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2026 and (v) $600.0 million in aggregate principal amount of 5.20% Medium-Term Notes due 2031.

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

Unsecured syndicated revolving credit facility

As of September 30, 2024 and December 31, 2023, we had $1.3 billion and $1.1 billion, respectively, outstanding under our unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2024, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of November 7, 2024, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in our credit ratings.

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

Unsecured term financings

As of September 30, 2024 and December 31, 2023, the outstanding balance on our unsecured term financings was $2.1 billion and $1.6 billion, respectively.

In August 2024, we amended our existing $750.0 million term loan that, among other things, increased the aggregate term loan commitments by an additional $500.0 million and reduced the interest rate applicable to borrowings. Under the terms of the loan agreement, we had the ability to set the funding date of the additional commitments, subject to an outside funding date of November 15, 2024. We elected to borrow the additional $500.0 million on October 1, 2024. As amended, the term loan bears interest at a floating rate of Term SOFR plus 1.20% plus a credit spread adjustment of 0.10% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility. As of September 30, 2024 and October 1, 2024, we had $750.0 million and $1.25 billion in borrowings outstanding under the term loan, respectively.

In addition, during the three months ended September 30, 2024, we entered into a $250.0 million unsecured term financing with a one-year maturity bearing interest at a floating rate of Term SOFR plus 1.25% plus a credit spread adjustment of 0.10%.

Secured debt financings

In August 2024, we entered into a $267.3 million secured term loan and pledged six aircraft as collateral with a net book value of $346.6 million. The term loan bears interest at a floating rate of Term SOFR plus 1.35% and has a final maturity on July 31, 2031. The term loan contains customary covenants and events of default consistent with the our Revolving Credit Facility.

As of September 30, 2024, we had an outstanding balance of $551.7 million in secured debt financings, including the secured term loan mentioned above, and had pledged ten aircraft as collateral, with a net book value of $778.9 million. As of December 31, 2023, we had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of our secured obligations as of September 30, 2024 and December 31, 2023 are recourse in nature.

Preferred equity

In September 2024, we issued 300,000 shares of Series D Preferred Stock (the “Series D Preferred Stock”). We will pay dividends on the Series D Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 6.00% through December 15, 2029, and payable quarterly in arrears beginning on December 15, 2024, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 2.560% per reset period from December 15, 2029 and reset every five years and payable quarterly in arrears; provided, that the dividend rate per annum during any reset period will not reset below 6.00% (which equals the initial dividend rate per annum on the Series D Preferred Stock).

On October 17, 2024, we redeemed all outstanding shares of Series A Preferred Stock at a redemption price of $25.00 per share, plus $0.187219 per share in declared and unpaid dividends to but excluding the redemption date. The redemption price paid in excess of the carrying value of Series A Preferred Stock of $7.9 million will be included as a deemed dividend on redemption of preferred stock in the consolidated statements of operations and other comprehensive income for the year ended December 31, 2024. Following the redemption, all previously-authorized shares of the Series A Preferred Stock resumed the status of undesignated shares of our preferred stock, par value $0.01 per share.

The following table summarizes our preferred stock issued and outstanding as of September 30, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2024	Liquidation Preference as of September 30, 2024(2)	Issue Date	Dividend Rate in Effect at September 30, 2024(3)	Next dividend rate reset date	Dividend rate after reset date(4)
Series A(5)	10,000,000	$250,000	March 5, 2019	3M Term SOFR(1) plus 3.65%	N/A	N/A
Series B	300,000	300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%
Total	10,900,000	$1,150,000

(1) 3M Term SOFR includes a credit spread adjustment of 0.10%
(2) The Series A Preferred Stock has a redemption price of $25.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock each have a redemption price of $1,000.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends.

(3) Dividends on preferred stock are discretionary and non-cumulative. When declared, dividends on the Series A Preferred Stock are reset quarterly and payable quarterly in arrears and dividends on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are reset every five years and payable quarterly in arrears.

(4) With respect to the Series D Preferred Stock, the dividend rate during any reset period is subject to a 6.00% floor.
(5) We redeemed all of our outstanding shares of Series A Preferred Stock on October 17, 2024.

For more information regarding our preferred stock issued and outstanding, see Note 5 of Notes to Consolidated Financial Statements included in Part III, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes the quarterly cash dividends that we paid during the nine months ended September 30, 2024 on our outstanding Series A, Series B and Series C Preferred Stock (in thousands):

	Payment Date
Title of each class	March 15, 2024	June 15, 2024	September 15, 2024
Series A Preferred Stock	$3,844	$5,927	$5,744
Series B Preferred Stock	$3,487	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094	$3,094

Off‑balance Sheet Arrangements

We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries or trusts for the purpose of leasing aircraft or facilitating borrowing arrangements which are included in our balance sheet.

We have non-controlling interests in two investment funds in which we own 9.5% of the equity of each fund. We account for our interest in these funds under the equity method of accounting due to our level of influence and involvement in the funds. Also, we manage certain aircraft that we have sold through our Thunderbolt platform. In connection with the sale of certain aircraft portfolios through our Thunderbolt platform, we hold non-controlling interests of approximately 5.0% in two entities. These investments are accounted for under the cost method of accounting.

For more information regarding our aircraft under management, see Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Ratings

In 2024, Kroll Bond Ratings and Standard and Poor’s reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	A-	Stable	March 22, 2024
Standard and Poor’s	BBB	BBB	Stable	November 1, 2024
Fitch Ratings	BBB	BBB	Stable	December 19, 2023

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)
Revenues
Rental of flight equipment	$625,180	$604,027	$1,849,014	$1,833,533
Aircraft sales, trading and other	64,984	55,337	171,748	134,876
Total revenues	690,164	659,364	2,020,762	1,968,409

Expenses
Interest	203,092	161,769	574,691	485,555
Amortization of debt discounts and issuance costs	14,371	13,695	40,772	40,414
Interest expense	217,463	175,464	615,463	525,969
Depreciation of flight equipment	290,132	267,393	849,374	795,659
Selling, general and administrative	44,418	42,770	137,592	136,216
Stock-based compensation expense	7,919	8,719	25,031	23,330
Total expenses	559,932	494,346	1,627,460	1,481,174
Income before taxes	130,232	165,018	393,302	487,235
Income tax expense	(26,261)	(32,568)	(78,519)	(93,664)
Net income	$103,971	$132,450	$314,783	$393,571
Preferred stock dividends	(12,325)	(10,425)	(35,258)	(31,275)
Net income attributable to common stockholders	$91,646	$122,025	$279,525	$362,296

Earnings per share of common stock:
Basic	$0.82	$1.10	$2.51	$3.26
Diluted	$0.82	$1.10	$2.50	$3.25

Other financial data
Pre-tax margin	18.9%	25.0%	19.5%	24.8%
Pre-tax return on common equity (trailing twelve months)	9.7%	10.6%	9.7%	10.6%
Adjusted net income before income taxes(1)	$140,197	$177,007	$423,847	$519,704
Adjusted diluted earnings per share before income taxes(1)	$1.25	$1.59	$3.79	$4.67
Adjusted pre-tax margin(1)	20.3%	26.8%	21.0%	26.4%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	10.1%	11.5%	10.1%	11.5%
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
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$91,646	$122,025	$279,525	$362,296
Amortization of debt discounts and issuance costs	14,371	13,695	40,772	40,414
Stock-based compensation expense	7,919	8,719	25,031	23,330
Income tax expense	26,261	32,568	78,519	93,664
Adjusted net income before income taxes	$140,197	$177,007	$423,847	$519,704

Denominator for adjusted pre-tax margin:
Total revenues	$690,164	$659,364	$2,020,762	$1,968,409
Adjusted pre-tax margin(a)	20.3%	26.8%	21.0%	26.4%

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
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$91,646	$122,025	$279,525	$362,296
Amortization of debt discounts and issuance costs	14,371	13,695	40,772	40,414
Stock-based compensation expense	7,919	8,719	25,031	23,330
Income tax expense	26,261	32,568	78,519	93,664
Adjusted net income before income taxes	$140,197	$177,007	$423,847	$519,704

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,804,113	111,346,799	111,801,757	111,383,257
Adjusted diluted earnings per share before income taxes(b)	$1.25	$1.59	$3.79	$4.67

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
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$490,151	$497,182
Amortization of debt discounts and issuance costs	54,410	53,896
Recovery of Russian fleet	(67,022)	(30,877)
Stock-based compensation expense	36,316	29,134
Income tax expense	123,868	128,529
Adjusted net income before income taxes	$637,723	$677,864

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$6,111,053	$5,678,434
Common shareholders' equity as of end of the period	$6,525,697	$6,111,053
Average common shareholders' equity	$6,318,375	$5,894,744

Adjusted pre-tax return on common equity(c)	10.1%	11.5%

(c) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

Rental revenue

During the three months ended September 30, 2024, we recorded $625.2 million in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $7.8 million as compared to $604.0 million, which included overhaul revenue, net of amortization expense related to initial direct costs of $9.5 million for the three months ended September 30, 2023. The net book value of our flight equipment subject to operating lease increased to $27.9 billion as of September 30, 2024 from a net book value of $25.6 billion as of September 30, 2023. Our rental of flight equipment revenues increased as compared to the prior period primarily due to the growth of our fleet, partially offset by a decrease in end of lease revenue of approximately $12.4 million as compared to the prior period primarily due to fewer aircraft returns during the three months ended September 30, 2024 as well as a slight decrease in our lease yields due to the sales of older aircraft with higher lease yields and the purchases of new aircraft with lower initial lease yields.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue totaled $65.0 million for the three months ended September 30, 2024 compared to $55.3 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, we recorded $41.5 million in gains from the sale of nine aircraft and $8.0 million from two sales-type leases. During the three months ended September 30, 2023, we recorded approximately $39.0 million in gains from the sale of eight aircraft and $5.0 million from one sales-type lease.

Interest expense

Interest expense totaled $217.5 million for the three months ended September 30, 2024 compared to $175.5 million for the three months ended September 30, 2023. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.21% as compared to 3.67% in the prior year period as well as an increase in our overall outstanding debt balance. We expect our interest expense will continue to increase as our average debt balance outstanding increases with the growth of our fleet. Our interest expense in future periods will also be impacted by increases or decreases in our composite cost of funds based on prevailing interest rates.

Depreciation expense

We recorded $290.1 million in depreciation expense of flight equipment for the three months ended September 30, 2024 compared to $267.4 million for the three months ended September 30, 2023. The increase in depreciation expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $44.4 million for the three months ended September 30, 2024 compared to $42.8 million for the three months ended September 30, 2023. Selling, general and administrative expenses as a percentage of total revenue was 6.4% and 6.5% for the three months ended September 30, 2024 and three months ended September 30, 2023, respectively.

Taxes

Our effective tax rate for the three months ended September 30, 2024 increased to 20.2% from 19.7% in the three months ended September 30, 2023. The increase in our effective tax rate was driven by discrete items in the period and additional income taxes as a result of Pillar Two. On January 1, 2024, the Organization for Economic Co-operation and Development/G20 Inclusive Framework, known as Pillar Two, became effective. Pillar Two established a global minimum effective tax rate of 15%. If the jurisdictional effective tax rate determined under Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%.

Net income attributable to common stockholders

For the three months ended September 30, 2024, we reported consolidated net income attributable to common stockholders of $91.6 million, or $0.82 per diluted share, compared to consolidated net income attributable to common stockholders of $122.0 million, or $1.10 per diluted share, for the three months ended September 30, 2023. The decrease from the prior year period is primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance partially offset by an increase in our revenues as discussed above.

Adjusted net income before income taxes

For the three months ended September 30, 2024, we recorded adjusted net income before income taxes of $140.2 million, or $1.25 per adjusted diluted share, compared to adjusted net income before income taxes of $177.0 million, or $1.59 per adjusted diluted share, for the three months ended September 30, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in our revenues as discussed above.

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

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

Rental revenue

During the nine months ended September 30, 2024, we recorded $1.85 billion in rental revenue, which included amortization expense, net of overhaul revenue related to initial direct costs of $19.8 million as compared to $1.83 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $40.8 million for the nine months ended September 30, 2023. The net book value of our flight equipment subject to operating lease was $27.9 billion as of September 30, 2024 compared to $25.6 billion as of September 30, 2023. Our rental of flight equipment revenues increased as compared to the prior period primarily due to the growth of our fleet, partially offset by a decrease in end of lease revenue of approximately $45.9 million as compared to the prior period primarily due to fewer aircraft returns during the nine months ended September 30, 2024.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue increased to $171.7 million for the nine months ended September 30, 2024 compared to $134.9 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we recorded $104.2 million in gains from the sale of 25 aircraft and $14.5 million from three sales-type leases. During the nine months ended September 30, 2023, we recorded $92.5 million in gains from the sale of 18 aircraft and $5.1 million from one sales-type lease. In addition, we recorded $1.2 million in forfeiture of security deposit income during the nine months ended September 30, 2023.

Interest expense

Interest expense totaled $615.5 million for the nine months ended September 30, 2024 compared to $526.0 million for the nine months ended September 30, 2023. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.21% as compared to 3.67% in the prior year period as well as an increase in our overall outstanding debt balance. We expect our interest expense to continue to increase as our average debt balance outstanding increases with the growth of our fleet. Our interest expense in future periods will also be impacted by increases or decreases in our composite cost of funds based on prevailing interest rates.

Depreciation expense

We recorded $849.4 million in depreciation expense of flight equipment for the nine months ended September 30, 2024 compared to $795.7 million for the nine months ended September 30, 2023. The increase in depreciation expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $137.6 million for the nine months ended September 30, 2024 compared to $136.2 million for the nine months ended September 30, 2023. Selling, general and administrative expenses as a percentage of total revenue was 6.8% for the nine months ended September 30, 2024 as compared to 6.9% for the nine months ended September 30, 2023.

Taxes

For the nine months ended September 30, 2024 and September 30, 2023, we reported an effective tax rate of 20.0% and 19.2%, respectively. The effective tax rate increase was driven by discrete items in the period and additional income taxes as a result of Pillar Two. On January 1, 2024, the Organization for Economic Co-operation and Development/G20 Inclusive Framework, known as Pillar Two, became effective. Pillar Two established a global minimum effective tax rate of 15%. If the jurisdictional effective tax rate determined under Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%.

Net income attributable to common stockholders

For the nine months ended September 30, 2024, we reported consolidated net income attributable to common stockholders of $279.5 million, or $2.50 per diluted share, compared to a consolidated net income attributable to common stockholders of $362.3 million, or $3.25 per diluted share, for the nine months ended September 30, 2023. The decrease from the prior year period is primarily due to higher interest expense partially offset by an increase in our revenues, as discussed above.

Adjusted net income before income taxes

For the nine months ended September 30, 2024, we recorded adjusted net income before income taxes of $423.8 million, or $3.79 per adjusted diluted share, compared to an adjusted net income before income taxes of $519.7 million, or $4.67 per adjusted diluted share, for the nine months ended September 30, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense partially offset by the increase in our revenues as discussed above.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2023. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the nine months ended September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility and bilateral term loans. As of September 30, 2024 and December 31, 2023, we had $3.9 billion and $3.0 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of November 7, 2024 which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $38.6 million and $29.6 million as of September 30, 2024 and December 31, 2023, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.4% and 0.3% of our lease revenues were denominated in foreign currency as of September 30, 2024 and December 31, 2023, respectively. Additionally, some of our net investments in sales-type leases, which represent 0.5% and 0.2% of our total assets as of September 30, 2024 and December 31, 2023, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 8.0% and 3.5% of our debt obligations were denominated in foreign currency as of September 30, 2024 and December 31, 2023, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the nine months ended September 30, 2024, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia. The lawsuit against the Airlines’ Insurers is in the early stages and no trial date has been set.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019.	8-K	001-35121	3.1	March 5, 2019

3.4	Certificate of Elimination relating to the Series A Preferred Stock with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated October 17, 2024, filed with the Secretary of State of Delaware and effective on October 17, 2024.	8-K	001-35121	3.1	October 18, 2024

3.5	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.6	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

3.7	Certificate of Designations with respect to the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, dated September 23, 2024, filed with the Secretary of State of Delaware and effective on September 23, 2024.	8-K	001-35121	3.1	September 24, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Form of Certificate representing the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D.	8-K	001-35121	4.1	September 24, 2024

10.1†	Amendment No. 41 to the A320 NEO Family Purchase Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.2†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03659, dated September 5, 2024 by and between Air Lease Corporation and The Boeing Company.				Filed herewith

10.3†	Amendment No. 3 to Agreement dated July 24, 2024, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.				Filed herewith

10.4†	Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.5†	Amendment No. 12 to the A220 Purchase Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

10.6†	Amendment No. 42 to the A320 NEO Family Purchase Agreement dated September 6, 2024, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
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

AIR LEASE CORPORATION

November 7, 2024	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 7, 2024	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)