Form 10-K
period 2024-12-31
AIR LEASE CORP
filed 2025-02-13
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of registrant’s Class A common stock held by non-affiliates was approximately $5.0 billion on June 28, 2024, based upon the last reported sales price on the New York Stock Exchange. As of February 11, 2025, there were 111,376,884 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrant’s 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2024 fiscal year, are incorporated by reference into Part III of this Report.

Form 10-K
For the Year Ended December 31, 2024
INDEX

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital and debt markets, the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, aircraft and engine delivery delays and manufacturing flaws, including as a result of the previous labor strike of The Boeing Company, our aircraft sales pipeline and expectations, changes in inflation and interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general commercial aviation industry, economic, and business conditions, which will, among other things, affect demand for aircraft, availability, and creditworthiness of current and prospective lessees; lease rates; availability and cost of financing and operating expenses; governmental actions and initiatives; and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

During the year ended December 31, 2024, we purchased 65 new aircraft from Airbus and Boeing, and sold 39 aircraft. We ended the year with a total of 489 aircraft in our owned fleet. The net book value of our fleet grew by 7.4% to $28.2 billion as of December 31, 2024 compared to $26.2 billion as of December 31, 2023. The weighted average age of our fleet was 4.6 years and the weighted average lease term remaining was 7.2 years as of December 31, 2024. Our managed fleet was comprised of 60 aircraft as of December 31, 2024 compared to 78 aircraft as of December 31, 2023. We have a globally diversified customer base comprised of 116 airlines in 58 countries as of December 31, 2024. We continued to maintain a strong lease utilization rate of 100.0% for the year ended December 31, 2024.

As of December 31, 2024, we had commitments to purchase 269 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $17.1 billion. We have placed 100% of our expected orderbook on long-term leases for aircraft delivering through the end of 2026 and have placed approximately 62% of our entire orderbook. We ended 2024 with $29.5 billion in committed minimum future rental payments, consisting of $18.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $11.2 billion in minimum future rental payments related to aircraft which will deliver between 2025 through 2029.

Our total revenues for the year ended December 31, 2024 increased by 1.8% to $2.7 billion as compared to 2023. The increase in our total revenues was primarily due to an increase in aircraft sales and trading activity and the growth of our fleet, partially offset by a decrease in end of lease revenue of $100.1 million as compared to the prior period, due to fewer aircraft returns during the year ended December 31, 2024, as well as a slight decrease in our lease yields due to the sales of older aircraft with higher lease yields and the purchases of new aircraft with lower initial lease yields. During the year ended December 31, 2024, we recognized $169.7 million in gains from the sale of 39 aircraft, compared to $146.4 million in gains from the sale of 25 aircraft for the year ended December 31, 2023.

We finance the purchase of aircraft and our business with available cash balances and internally generated funds, including through cash flows from our operating leases, aircraft sales and trading activity and debt financings. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. During 2024, we raised approximately $5.6 billion in committed debt financings, with floating interest rates ranging from one-month SOFR plus 1.02% and one-month SOFR plus 1.40% and fixed interest rates ranging from 5.10% to 5.95%, net of the effects of cross-currency hedging arrangements. We ended 2024 with an aggregate borrowing capacity under our revolving credit facility of $7.6 billion and total liquidity of $8.1 billion. As of December 31, 2024, we had total debt outstanding of $20.4 billion, of which 79.0% was at a fixed rate and 97.3% of which was unsecured, and in the aggregate, our composite cost of funds was 4.14%.

Our net income attributable to common stockholders for the year ended December 31, 2024 was $372.1 million, or $3.33 per diluted share, as compared to $572.9 million, or $5.14 per diluted share, for the year ended December 31, 2023. Our net income attributable to common stockholders decreased from the prior year primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in total revenue as discussed above. In addition, for the year ended December 31, 2023, we recognized a net benefit of approximately $67.0 million for the settlement of insurance claims under S7’s insurance policies related to four aircraft previously included in our owned fleet and our equity interest in certain aircraft in our managed fleet that were previously on lease to S7. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our financial results for the year ended December 31, 2024.

Adjusted net income before income taxes1 during the year ended December 31, 2024 was $574.2 million or $5.13 per adjusted diluted share, as compared to $733.6 million, or $6.58 per adjusted diluted share, for the year ended December 31, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in total revenue as discussed above.

Aircraft Industry

We believe the current airline operating environment is favorably positioned for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, Original Equipment Manufacturer (“OEM”) supply chain challenges and backlogs, the elevated price of jet fuel, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft.

Passenger traffic volume has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 10% during 2024 relative to the prior year, primarily due to continued strength in international traffic and healthy continued expansion of domestic traffic globally. International traffic in 2024 rose 14% relative to the prior year, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong expansion in most other major international markets reported by IATA. Global domestic traffic rose 6% during 2024 as compared to the prior year, remaining above the pace of global GDP expansion. Meanwhile, passenger load factors also continue to rise and are persisting at historically high levels, which is compounding airline demand for additional aircraft. IATA reported total global passenger load factors of 84% for 2024, as compared to 82% in the prior year period and 79% for full-year 2022.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests, which we expect to continue into 2025. Airline forward ticket sales as reported by a number of major airlines remained healthy in the fourth quarter 2024, illustrating continued support for traffic volume expansion. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, shorter on-wing engine time of most new technology engines and, most recently,
1Adjusted net income before income taxes excludes the effects of certain non-cash items such as non-cash deemed dividends upon redemption of our Series A preferred stock, one-time or non-recurring items that are not expected to continue in the future, such as net write-offs and recoveries related to our former Russian fleet, and certain other items. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

the Boeing labor strike in late 2024. The labor strike impacted Boeing’s ability to produce and deliver aircraft in our orderbook and we anticipate ongoing impacts to our Boeing orderbook deliveries. We expect deliveries of our 737MAX aircraft and some 787 deliveries will continue to be impacted by the residual effects of the labor strike and the FAA’s heightened involvement in Boeing’s production rates. In addition, the Boeing labor strike could lead to negative impacts on the broader aviation supply chain which could ultimately impact other OEMs, including Airbus. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the future.

The increased demand for our aircraft, combined with elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the year ended December 31, 2024. Our new aircraft deliveries in the fourth quarter of 2024 represented our highest delivery lease yield in a quarter in over four years; however, lease rate increases continue to lag behind our rising borrowing costs. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. Based on our views of the market and assumptions around our sales activity and interest rate environment, we expect to see a moderately-sized upward trajectory in lease yield by the end of 2025 and for each year for the next three to four years. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry may include some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of higher fuel costs, persistently elevated interest rates, inflation, foreign currency risk, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although strong air traffic demand has provided a counterbalance to these increased costs.

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

Operations to Date

Current Fleet

The net book value of our fleet2 increased by 7.4% to $28.2 billion as of December 31, 2024 compared to $26.2 billion as of December 31, 2023. As of December 31, 2024, we owned 489 aircraft in our aircraft portfolio, comprised of 355 narrowbody aircraft and 134 widebody aircraft. As of December 31, 2024, the weighted average fleet age and weighted average remaining lease term of our fleet was 4.6 years and 7.2 years, respectively. We had a managed fleet of 60 aircraft as of December 31, 2024 compared to 78 as of December 31, 2023.
2 References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, our flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Asia Pacific	$1,004,202	40.4%	$1,156,837	46.7%	$1,067,270	48.2%
Europe	944,637	38.0%	769,407	31.1%	611,091	27.6%
The Middle East and Africa	206,846	8.3%	262,554	10.6%	251,243	11.3%
Central America, South America and Mexico	189,919	7.6%	156,275	6.3%	141,638	6.4%
U.S. and Canada	142,351	5.7%	132,534	5.3%	143,266	6.5%
Total	$2,487,955	100.0%	$2,477,607	100.0%	$2,214,508	100.0%

The following table sets forth the regional concentration based on each airline’s principal place of business of our flight equipment subject to operating lease based on net book value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,653,668	41.4%	$9,881,024	37.7%
Asia Pacific	10,077,621	35.8%	10,456,435	39.8%
Central America, South America, and Mexico	2,685,098	9.5%	2,361,089	9.0%
The Middle East and Africa	1,971,448	7.0%	2,062,420	7.9%
U.S. and Canada	1,782,631	6.3%	1,470,240	5.6%
Total	$28,170,466	100.0%	$26,231,208	100.0%

The following table sets forth our top five lessees by net book value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Lessee	% of Total	Lessee	% of Total
Virgin Atlantic	6.5%	EVA Air	4.9%
Air France-KLM Group	6.2%	Virgin Atlantic	4.8%
ITA	5.6%	Air France-KLM Group	4.3%
Vietnam	4.6%	ITA	4.2%
Aeromexico	4.4%	Vietnam Airlines	4.1%

At December 31, 2024 and 2023, we owned and managed leased aircraft to customers in the following regions based on each airline’s principal place of business:

	December 31, 2024		December 31, 2023
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	51	44.0%	50	42.0%
Asia Pacific	32	27.6%	34	28.6%
The Middle East and Africa	14	12.1%	15	12.6%
U.S. and Canada	11	9.5%	12	10.1%
Central America, South America and Mexico	8	6.8%	8	6.7%
Total	116	100.0%	119	100.0%

(1) A customer is an airline with its own operating certificate.

For the year ended December 31, 2024, no individual country represented at least 10% of our rental revenue based on each airline’s principal place of business; however, for the years ended December 31, 2023 and 2022, China was the only individual country that represented at least 10% of our rental revenue based on each airline’s principal place of business with rental revenues of $330.8 million and $360.0 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, no individual airline contributed more than 10% to our rental revenue.

Our customer base is highly diversified, with an average customer concentration of approximately 1.0% of our fleet net book value as of December 31, 2024. We also have a globally diversified customer base with an average country concentration of approximately 1.9% of our fleet net book value as of December 31, 2024.

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

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third-party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2024, we had a managed fleet of 60 aircraft.

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

Aircraft hull policies generally contain standard clauses covering aircraft and engines. The lessee is required to pay all deductibles. Furthermore, the hull war policies generally contain war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts.

The comprehensive liability insurance listed on certificates of insurance generally includes provisions for bodily injury, property damage, passenger liability, cargo liability, and such other provisions reasonably necessary in commercial passenger and cargo airline operations. We expect that such certificates of insurance list combined comprehensive single liability limits of not less than $500 million for Airbus and Boeing aircraft. As a standard in the industry, airline operator’s policies contain a sublimit for third-party war risk liability generally in the amount of at least $150 million. We require each lessee to purchase higher limits of third-party war risk liability.

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

In addition to the insurance coverage obtained by our lessees, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet and maintain other insurance covering the specific needs of our business operations. While we believe our insurance is adequate both as to coverages and amounts based on industry standards in the current market, we cannot assure you that we are adequately insured against all risks and in all territories in which our aircraft operate. For example, Russia, Ukraine, Belarus and the Republic of Sudan are now generally excluded from coverage in our contingent liability, contingent hull and contingent hull war insurance.

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

Corporate Responsibility and Sustainability

Climate Change

Since the inception of our company in 2010, we have focused on purchasing the most modern, fuel-efficient aircraft available and leasing them to our customers worldwide. In many cases, we serve as a launch customer for Boeing or Airbus, whereby we play a crucial role in introducing a new aircraft type into the global fleet. Our core strategy is helping our airline customers modernize their fleets through our fleet planning services and our portfolio of aircraft that are generally 20 to 25% more fuel-efficient and have a significantly smaller noise footprint than the aircraft they will replace. Aligned with the needs of our customers, reduced fuel consumption, emissions, and noise are a priority when selecting an aircraft to join our fleet. Many of the improvements related to fuel efficiency within the aviation industry have been the result of airlines operating new, more fuel-efficient aircraft.

Human Capital Resources

Culture and Values

We strive to conduct our business with integrity and in an honest and responsible manner and to build and maintain long-term, mutually beneficial relationships with our customers, suppliers, shareholders, employees and other stakeholders. We are also committed to fostering and cultivating a culture of inclusion. As of December 31, 2024, 39% of our employees are multicultural and 52% are female. Our values and priorities are further specified in our code of conduct and our ethics-related compliance policies, procedures, trainings, and programs. Ethical and inclusive behavior is strongly promoted by the management team and these values are reflected in our long-term strategy and our way of doing business.

Employees, Compensation and Benefits

Pay equity is central to our mission to attract and retain the best talent. Our compensation philosophy and reward structure are designed to compensate employees equitably and free of any bias. We demonstrate our commitment to pay equity by regularly reviewing our compensation practices for all our employees. Further, the health and wellness of our employees is a priority, and we offer employee benefits including a competitive compensation philosophy with comprehensive benchmarking analysis. Other benefits for which our employees in the United States, and to the extent practicable outside of the United States, are eligible for include but are not limited to: cash bonus programs, our long-term incentive plan, employee-funded 401(k) programs with company matching, education reimbursement, company-paid medical, dental and vision insurance, company-paid life insurance, reimbursement accounts and remote healthcare services among other health and wellness offerings. As of December 31, 2024, we had 165 full-time employees. None of our employees are represented by a union or collective bargaining agreements.

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

Information about our Executive Officers

Set forth below is certain information concerning each of our executive officers as of February 13, 2025, including his/her age and current position with us. All of our executive officers have been employed by us during the past five years.

Name	Age	Company Position
Steven F. Udvar-Házy	78	Executive Chairman of the Board of Directors
John L. Plueger	70	Chief Executive Officer, President and Director
Carol H. Forsyte	62	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Gregory B. Willis	46	Executive Vice President and Chief Financial Officer
Alex A. Khatibi	64	Executive Vice President, Marketing
Kishore Korde	51	Executive Vice President, Marketing
Grant A. Levy	62	Executive Vice President, Marketing and Commercial Affairs
John D. Poerschke	63	Executive Vice President of Aircraft Procurement and Specifications
David Beker	47	Executive Vice President, Marketing

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

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2024, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $20.2 billion and our interest payments were approximately $794.3 million for the year ended December 31, 2024. We expect these amounts to grow as we acquire more aircraft. Our level of debt could have important consequences, including making it more difficult for us to satisfy our debt payment obligations and requiring a substantial portion of our cash flows to be dedicated to debt service payments; limiting our ability to obtain additional financing; increasing our vulnerability to negative economic and industry conditions; increasing our interest rate risk; and limiting our flexibility in planning for and reacting to changes in our industry.

Growing our fleet will require us to obtain substantial capital through additional financing, which may not be available to us on favorable terms or at all. As of December 31, 2024, we had 269 new aircraft on order with an estimated aggregate purchase price of approximately $17.1 billion. In addition to utilizing cash flow from operations to meet these commitments and to maintain an adequate level of unrestricted cash, we will need to raise additional funds by accessing committed debt facilities, securing additional financing from banks or through capital markets offerings. We also need to maintain access to the capital and credit markets and other sources of financing in order to repay or refinance our outstanding debt obligations.

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

We finance our business through a combination of short-term and long-term debt financings predominantly at fixed rate. As of December 31, 2024, we had $16.1 billion of fixed rate debt and $4.3 billion of floating rate debt outstanding. Further, we have outstanding preferred stock with an aggregate stated amount of $900.0 million that currently pays dividends at a fixed rate, but the dividend rate is subject to reset every five years based on the then current 5-year U.S. treasury rate. Any increase in our cost of borrowing directly impacts our net income. A shift in monetary policy in the United States and other countries beginning in 2022 resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated despite rate cuts in late 2024 by the Federal Reserve Open Market Committee (“FOMC”). Persistently elevated interest rates in 2024 increased our borrowing costs, with our composite cost of funds increasing from 3.77% at December 31, 2023 to 4.14% at December 31, 2024. Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in U.S. Treasury rates and SOFR, as applicable, changes in credit spreads, and the duration of the debt being issued. Increased interest rates prevailing in the market at the time of our incurrence of new debt will also increase our interest expense.

Moreover, if interest rates remain elevated, we will be unable to immediately offset the negative impact on our net income by increasing lease rates, even if the market were able to bear the increased lease rates. Lease rates are influenced by several factors other than interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment. Our leases are generally entered into 18-36 months in advance of aircraft delivery and are for multiple years with fixed lease rates over the life of the lease. Therefore, lags will exist because our lease rates with respect to a particular aircraft cannot generally be increased until the expiration of the lease. Higher interest expense and the need to offset higher borrowing costs by increasing lease rates may ultimately impact our ability to compete with other aircraft leasing companies in the marketplace, especially if those companies have lower cost of funding.

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

We are currently subject to periodic review by independent credit rating agencies S&P, Fitch and Kroll, each of which currently maintains an investment grade rating with respect to us, and we may become subject to periodic review by other independent credit rating agencies in the future. Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings and we cannot assure you that these credit ratings will remain in effect or that a rating will not be lowered, suspended or withdrawn. Maintaining our credit ratings depends in part on strong financial results and other factors, including the outlook of the rating agencies on our sector and on the market generally. Ratings are not a recommendation to buy, sell or hold any security, and each agency’s rating should be evaluated independently of any other agency’s rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could increase our borrowing costs and limit our access to the capital markets, including our commercial paper program which may adversely impact our net income and/or our ability to compete in the marketplace.

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

Our financial performance is driven by our ability to acquire strategically attractive commercial aircraft, profitably lease and re-lease them, and finally sell such aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations, and meet our other corporate and contractual obligations. We rely on our ability to negotiate and enter into leases with favorable lease terms and to evaluate the ability of lessees to perform their obligations to us prior to receiving the delivery of our orderbook aircraft from the manufacturers. When our leases expire or our aircraft are returned prior to the date contemplated in the lease, we bear the risk of re-leasing or selling the aircraft. Because our leases are predominantly operating leases, only a portion of an aircraft’s value is recovered by the revenues generated from the lease and we may not be able to realize the aircraft’s residual value after lease expiration. Our ability to profitably purchase, lease, re-lease, sell or otherwise dispose of our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time of purchase, lease and disposition. In addition to factors linked to the aviation industry in general, other factors that may affect our ability to generate adequate returns from our aircraft include the maintenance and operating history of the airframe and engines, the number of operators using the particular type of aircraft, and aircraft age. If we are unable to generate sufficient returns on our aircraft due to any of the above factors within or outside of our control, it may have an adverse impact on our net income.

Failure to satisfy our aircraft acquisition commitments would negatively affect our ability to further grow our fleet and net income.

As of December 31, 2024, we had entered into binding purchase commitments to acquire a total of 269 new aircraft for delivery through 2029. If we are unable to complete the purchase of such aircraft, we would face several risks, including forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments; not realizing any of the benefits of completing the acquisitions; damage to our reputation and relationship with aircraft manufacturers; and defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees. If we determine that the capital required to satisfy these commitments is not available on terms we deem attractive, we may eliminate or reduce any then-existing dividend program to preserve capital to apply to such commitments. These risks, whether financial or reputational, would negatively affect our ability to further grow our fleet and net income.

Failure to complete our planned aircraft sales could affect our net income and may lead us to use alternative sources of liquidity.

Proceeds from aircraft sales in our owned portfolio help supplement our liquidity position, contribute to our net income and improve our debt-to-equity ratio. We currently expect to sell approximately $1.5 billion in aircraft in 2025. Our inability to complete the sales of such aircraft on the timeline anticipated, or at all, it could impact our net income and may lead us to use alternative sources of liquidity to fund our operations such as additional capital markets issuances or borrowings under our credit facilities.

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

There have been well-publicized delivery delays by airframe and engine manufacturers. For example, we have experienced ongoing delivery delays of Airbus and Boeing aircraft and have been advised delays could extend through 2029. Additionally, recent events, including the Boeing labor strike and the FAA’s increased oversight of Boeing’s quality control procedures and constraints placed on 737 MAX program production have resulted in further delivery delays. Our Airbus deliveries may also be impacted by the residual effects of the Boeing labor strike on the broader aviation supply chain. In addition, the ongoing impact from Pratt & Whitney GTF engine manufacturing flaws is resulting in accelerated engine removal and incremental shop visits, which have resulted and may continue to result in delivery delays of these engines for new aircraft. As a result of airframe and engine delays, our orderbook delivery schedule could continue to be subject to material changes and delivery delays are expected to extend beyond 2025. Our leases and purchase agreements with Airbus and Boeing typically provide for cancellation rights starting at one year after the contractual delivery date, regardless of cause. If there are delivery delays greater than one year for aircraft that we have made future lease commitments, some or all of our affected lessees could elect to cancel their lease with respect to such delayed aircraft. Any such cancellation could strain our relationship with such lessee going forward and would negatively affect our business.

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

After a sustained period of relatively low inflation rates, current rates of inflation are above long-term targets in the United States, the European Union, the United Kingdom and other countries. High rates of inflation may have a number of adverse effects on our business. Inflation may increase the costs of goods, services and labor used in our operations, thereby increasing our expenses. In addition, inflation has also contributed to the increase in market values for aircraft including older generation aircraft. Because the majority of our income is derived from leases with fixed rates of payment, high rates of inflation will cause a greater decrease in the value of those payments than had the rates of inflation remained lower. In addition, because our leases are generally for multi-year periods, there has been a lag in our ability to adjust the lease rates for a particular aircraft for corresponding increases in interest rates. High rates of inflation may also lead policymakers to attempt to decrease demand or to adopt higher interest rates to combat inflationary pressures, which could increase our exposure to the risks detailed in “Risks relating to our capital requirements and debt financings—Cost of borrowing or interest rate increases may adversely affect our net income and our ability to compete in the marketplace.” Our suppliers and lessees may also be subject to material adverse effects as a result of high rates of inflation, including as a result of the impact on their financial conditions, changes in demand patterns, price volatility, and supply chain disruption.

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

If we were to record an impairment charge on aircraft, or if we were to dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it would reduce our total assets and shareholders’ equity and increase our debt-to-equity ratio. For example, during the year ended December 31, 2022, we recognized a net loss from asset write-offs of our interest in owned and managed aircraft detained in Russia as a result of the Russia-Ukraine conflict totaling approximately $771.5 million. Depending on the size of the impairment, a reduction in our shareholders’ equity may negatively impact our assigned credit rating from ratings agencies or our ability to comply with financial maintenance covenants in certain of our agreements governing our indebtedness. If we are unable to comply with financial maintenance covenants, it could result in an event of default under such agreements. For these reasons, our financial results may be impacted.

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

Through our lessees and the countries in which they operate, we are exposed to the specific economic, legal and political conditions and associated risks of those jurisdictions. As of December 31, 2024, we had concentrated customer exposure with our top five lessees by net book value, listed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet” and we also had approximately 7.8% and 2.5% of our aircraft by net book value on lease to lessees located in Taiwan and China, respectively. The concentration of our aircraft in the regions in which these lessees operate exposes us to economic, legal and political conditions in these regions, as well as changes in government relations between any of these regions and the U.S., including trade disputes and trade barriers. Our customer base is highly diversified, with an average customer concentration of approximately 1.0% of our fleet net book value as of December 31, 2024. We also have a globally diversified customer base with an average country concentration of approximately 1.9% of our fleet net book value as of December 31, 2024. Risks related to concentrated exposure include economic recessions, financial, public health and political emergencies, burdensome local regulations, trade disputes, and increased risks of requisition of our aircraft and risks of wide-ranging sanctions prohibiting us from leasing flight equipment in certain jurisdictions. An adverse economic, legal or political event in or related to these regions, or deterioration of government relations between the U.S. and these regions, could affect the ability of these lessees to meet their obligations to us, or expose us to various associated legal or political risks, which could have an adverse effect on our financial condition.

We are dependent on the ability of our lessees to perform their payment and other obligations to us under our leases and their failure to do so may materially and adversely affect our financial results and cash flows.

We generate substantially all of our revenue from leases of aircraft to commercial airlines and our financial performance is driven by the ability of our lessees to perform their payment and other obligations to us under our leases. The airline industry is cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand; changes in fuel costs, interest rates, foreign currency, inflation, labor difficulties, including pilot shortages, wage negotiations or other labor actions; increases in other operating costs, such as increased insurance costs, general economic conditions and governmental regulation and associated fees affecting the air transportation business. In recent years, geopolitical events such as changes in national policy or the imposition of sanctions, including new sanctions, trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics, pandemics and natural disasters; availability of financing, including availability of governmental support; airline financial health may also have an impact. Finally, our lessees may also be affected by aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event for which insurance coverage is excluded or limited.

These factors could cause our lessees to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

In recent years, a majority of our lessees received lease deferrals or other accommodations during the COVID-19 pandemic, and we may agree to deferrals, restructurings and terminations in the ordinary course of our business in the future. If a lessee delays, reduces, or fails to make lease payments when due and if we are unable to agree on a lease payment deferral or lease restructuring and we elect to terminate the lease, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft promptly and at favorable rates, if at all. While deferrals generally shift the timing of payments to a later period, restructurings and terminations generally permanently reduce our lease revenue. If we perform a significant number of restructurings and terminations, the associated reduction in lease revenue could materially and adversely affect our financial results and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings, may result in lost revenues and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Some of our lessees have defaulted on their lease obligations or filed for bankruptcy or otherwise sought protection from creditors (collectively referred to as “bankruptcy”). One of our lessees is subject to bankruptcy proceedings as of February 13, 2025 and lessee bankruptcies may increase in the future. Based on historical rates of airline defaults and bankruptcies, we expect that we will experience additional lessee defaults and bankruptcies in the ordinary course of our business.

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

If we repossess an aircraft, we may not be able to export or deregister and profitably redeploy the aircraft in a timely manner or at all. Before an aviation authority will register an aircraft that has previously been registered in another country, it must receive confirmation that the aircraft has been deregistered by that country’s aviation authority. In order to deregister an aircraft, the lessee must comply with applicable laws and regulations, and the relevant governmental authority must enforce these laws and regulations. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining a certificate of airworthiness for an aircraft. Upon a lessee default, we may incur significant costs in connection with repossessing our aircraft and we may be delayed in repossessing our aircraft or may be unable to obtain possession of our aircraft.

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

When an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for losses on other legal theories or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. As a result, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet. While we believe our insurance is adequate both as to coverages and amounts based on industry standards in the current market, we cannot assure you that we are adequately insured against all risks and in all territories in which our aircraft operate. For example, Russia, Ukraine, Belarus and Crimea are now generally excluded from coverage in our contingent liability, contingent hull and contingent hull war insurance.

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

In addition, there are certain risks or liabilities that we or our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, insurance coverage is unavailable for claims resulting from dirty bombs, bio-hazardous materials and electromagnetic pulsing. Following the Russia-Ukraine conflict, insurance coverage for claims resulting from acts of terrorism or war are subject to increased coverage limitations and increased premiums.

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

We believe our senior management’s reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are a critical element to our business. We depend on the diligence, skill and network of business contacts of our management team. Our future success will depend, to a significant extent, upon the continued service of our senior management team, particularly: Mr. Udvar-Házy, our founder, and Executive Chairman of the Board; Mr. Plueger, our Chief Executive Officer and President; and our other senior officers, each of whose services are critical to the success of our business strategies. We do not have employment agreements with Mr. Udvar-Házy or Mr. Plueger for their services at Air Lease Corporation, although one of our Irish subsidiaries has limited duration employment agreements under which Mr. Udvar-Házy and Mr. Plueger may terminate their employment at any time. If we were to lose the services of any of the members of our senior management team, it may negatively impact our business.

A cyberattack or other interruption could lead to a material disruption of our information technology (“IT”) systems or the IT systems of our third-party providers and the loss of information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

We depend on our and our third-party provider’s IT systems to conduct our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, ransomware attacks, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), fire and natural disasters, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to applicable laws or regulations prohibiting such payments. Damage or interruption to such IT systems or our data may require significant investment to fix or replace, and we may suffer operational interruptions. Potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance of existing systems could also disrupt or reduce operational efficiency. Remote work by our employees also increases risks to our IT systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home and while traveling.

Parts of our business depend on the secure operation of our and our third-party providers’ IT systems to manage, process, store, and transmit sensitive information, including our proprietary information and that of our customers, suppliers and employees and aircraft leasing information. We have experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack could adversely impact our operations and lead to the loss of sensitive information, including our proprietary information and that of our customers, suppliers and employees. Such losses could result in material adverse consequences, such as competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, reputational harm, interruptions in our operations, additional costs and liabilities. Applicable data privacy and security obligations require us to notify relevant stakeholders of certain cyberattacks or make disclosures to applicable regulatory bodies. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. While we devote resources to maintaining and developing cyber-security measures, our resources and technical sophistication may be unable to prevent all types of cyberattacks. We take steps designed to detect and remediate vulnerabilities in our IT systems, but we may not be able to detect and remediate all vulnerabilities including on a timely basis. These vulnerabilities could be exploited and result in a cyberattack. Further, we may experience delays in developing and deploying remedial measures designed to address identified vulnerabilities. A cyberattack leading to a disruption of our IT systems or of those of our third-party providers may negatively affect our ability to conduct our business effectively and may result in lost revenues and additional costs.

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

Macroeconomic and global risks relating to our business

Events outside of our control, including the threat or realization of epidemic diseases such as the COVID-19 pandemic, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors, may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, or our operations and may ultimately impact our business.

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

Air travel has also been disrupted by the occurrence of natural disasters and other natural phenomena, such as extreme weather conditions, floods, fires, hurricanes, earthquakes, and volcanic eruptions. In addition, our principal office is located in Los Angeles, which is susceptible to earthquakes, mudslides and wildfires. Disruptions due to natural disasters may become more frequent or severe . Our operations were not impacted by the fires in Los Angeles in early 2025.

Terrorist attacks, war or hostilities between countries or non-state actors, including the fear of such events may adversely affect our business and financial condition. For example, as a result of the Russia-Ukraine conflict, we recorded a net write-off of our interests in our owned and managed aircraft detained in Russia totaling approximately $771.5 million for the year ended December 31, 2022. In addition, the Hamas-Israel conflict resulted in a declaration of war from Israel. As of December 31, 2024, we had two aircraft in our owned fleet on lease to one customer in Israel and a limited number of customers who operate aircraft in the region. While we cannot predict the extent of the ongoing conflict in the Middle East or whether such conflict may extend to regions outside of Israel and the Gaza Strip, we do not currently expect our business, results of operations or financial condition will be materially impacted.

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

Tariffs can also impact our ability to place and deliver aircraft. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of the aircraft. As a result, increased tariffs will result in a higher cost for imported aircraft that our lessees may not be willing to assume and which could adversely impact demand for aircraft, creating an oversupply of aircraft and potentially placing downward pressure on lease rates and aircraft market values. Tariffs could also increase our costs for aircraft components that we purchase. For example, in October 2019, the U.S. announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft which was raised to 15% in March 2020. In November 2020, the E.U. announced a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. In June 2021, the U.S. and E.U. temporarily suspended all retaliatory tariffs related to new aircraft imports for five years. In February 2025, the U.S. announced a 25% tariff on certain imports from Mexico and Canada, and 10% tariffs on imports from China. These actions resulted in retaliatory tariffs by Mexico, Canada and China, though tariffs between the U.S., Canada and Mexico have been temporarily paused. The extent and duration of the newly announced tariffs are uncertain and the impact on our business depends on various factors, such as negotiations between the U.S., Canada and Mexico, exemptions or exclusions that may be granted, and whether tariffs are announced in additional countries. Airbus Canada Limited Partnership (“Airbus Canada”) manufactures a majority of our Airbus A220 aircraft in Mirabel, Quebec and accepting delivery in the U.S. of aircraft manufactured in this facility may subject a lessee to additional tariffs, though as of December 31, 2024, we did not have any A220 aircraft scheduled for delivery in the U.S. in 2025 or beyond. Airbus Canada also has a manufacturing facility in Mobile, Alabama in the U.S. Deliveries of U.S. manufactured Boeing aircraft to lessees in Mexico, Canada, China or any other country where tariffs may be implemented by the U.S. could subject those lessees to additional costs. As of December 31, 2024, approximately 5% of our total commitments are future Boeing placements to lessees in Mexico, Canada and China.

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

The emerging market countries in which we operate could face economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of unexpected taxes or other charges by government authorities. This can result in economic and political instability which could negatively affect the ability of our lessees to meet their lease obligations leading to higher default rates, which could cause us to record asset write-offs. For example, during the year ended December 31, 2022, we recognized a net loss from asset-write-offs of our interests in owned and managed aircraft detained in Russia as a result of the Russia-Ukraine conflict totaling approximately $771.5 million. We also may experience challenges in leasing or re-leasing aircraft in markets experiencing economic instability. In addition, legal systems in markets in which we operate may have different liability standards, which could make it more difficult for us to enforce our legal rights in such countries, while legal systems in emerging market countries may be less developed and less predictable. Doing business in countries around the world, including in emerging markets, has and may continue to expose us to heightened risks and negatively impact our earnings and cash flows.

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

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel expenses. For the year ended December 31, 2024, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Regulatory, tax and legal risks relating to our business

Income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.

We operate in multiple jurisdictions, the income and other tax regimes of which may be unsettled and subject to change. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, because our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in such states or foreign jurisdictions, which may result in our being subject to various foreign, state and local taxes in such jurisdictions. Further, any changes in tax laws in any of the jurisdictions in which we are subject to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate. To the extent any such changes occur within the United States, whether under U.S. federal, state or local tax law, we may be disproportionately impacted as compared to our competitor aircraft lessors. For example, certain provisions of the Tax Cuts and Jobs Act that phased into effect in 2022 limit our ability to deduct interest expense from taxable income in future financial statements. Also, the Inflation Reduction Act of 2022 added, among other things, a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on the net amount of certain stock repurchases by domestic public corporations. Further, our tax obligations and effective tax rate could increase as a result of international tax developments, including the implementation of the base erosion and profit shifting (“BEPS”) project that was led by the Organization for Economic Cooperation and Development (“OECD”), a coalition of member countries. The OECD recommended changes to numerous long-standing tax principles, including the implementation of a minimum global effective tax rate of 15%. A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of these rules. We continue to monitor developments and evaluate the impacts of these new rules, including on our effective tax rates and our eligibility to qualify for transition and safe harbor rules. It is possible that these changes, or other tax law changes or interpretations, could increase our compliance costs or future tax liabilities, or otherwise adversely affect our financial results.

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

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, could disrupt our business and operations. Various jurisdictions have announced sustainability initiatives to reduce carbon emissions, explore sustainable aviation fuels, require tracking and disclosure of emissions metrics, or the establishment of sustainability measures and targets. Climate and environmental regulations may impact the types of aircraft we target for investment and the demand for certain aircraft and engine types, and could result in a significant increase in our aircraft costs and may adversely affect future revenue, cash flows and financial performance. Failure to address climate regulations and policies could result in greater exposure to economic and other risks.

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

Laws, regulations and other obligations (including applicable guidance, industry standards, external and internal privacy and security policies and contractual requirements) relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal, disclosure, security and use) of personal data. The interpretation and application of many existing privacy and data protection laws and regulations in the U.S. (including the California Consumer Privacy Act, as amended (“CCPA”)), Europe (including the E.U.’s General Data Protection Regulation) and elsewhere impose stringent obligations on processing personal data and impose significant fines. For example, the CCPA, which applies to business representative and other types of personal data of California residents, provides for civil penalties and allows private litigants affected by certain data breaches to recover significant statutory damages. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties (including class action claims), costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), or mass arbitration demands, penalties and fines, require us to change our business practices or cause business interruptions and may lead to administrative, civil, or criminal liability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our cybersecurity program includes the assessment, identification and management of material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K). To identify and assess material risks from cybersecurity threats, our annual enterprise risk management assessment considers cybersecurity threat risks alongside other risks as part of our overall risk assessment process. In addition, we engage with consultants, internal and external auditors and other third parties to gather certain insights designed to identify and assess material cybersecurity threat risks, their severity and potential mitigations. We also employ a range of tools and services, depending on the environment, including network and endpoint monitoring, vulnerability assessments, penetration testing and tabletop exercises, to inform our cybersecurity risk identification and assessment. We use third-party service providers to perform a variety of functions throughout our business, such as professional services firms and cybersecurity software providers. Depending on the nature of the services provided and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks. As part of our cybersecurity program, we maintain an incident response plan that includes processes to assess the severity of, escalate, contain, investigate and remediate certain cybersecurity incidents, as well as to comply with applicable reporting obligations.

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

For a description of the risks from cybersecurity threats that may materially affect us, including our business strategy, results of operations or financial condition, and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “A cyberattack could lead to a material disruption of our information technology (“IT”) systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.”

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2024, we owned 489 aircraft, comprised of 355 narrowbody aircraft and 134 widebody aircraft. Our fleet has a weighted average age of 4.6 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our owned fleet as of December 31, 2024:

Aircraft Type	2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100	—	—	—	—	—	7	7
Airbus A220-300	—	—	2	—	—	20	22
Airbus A320-200	8	3	1	—	1	10	23
Airbus A320-200neo	—	—	3	4	3	13	23
Airbus A321-200	1	4	3	6	5	—	19
Airbus A321-200neo	—	1	6	7	10	84	108
Airbus A330-200	2	2	—	1	7	1	13
Airbus A330-300	1	1	1	1	1	—	5
Airbus A330-900neo	—	1	—	—	1	26	28
Airbus A350-900	—	1	1	1	—	14	17
Airbus A350-1000	—	—	—	—	—	8	8
Boeing 737-700	2	—	—	—	—	—	2
Boeing 737-800	11	14	11	9	8	8	61
Boeing 737-8 MAX	—	2	2	4	1	50	59
Boeing 737-9 MAX	—	—	—	—	1	29	30
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	1	9	4	6	1	3	24
Boeing 787-9	—	1	2	3	2	18	26
Boeing 787-10	—	—	—	—	—	12	12
Embraer E190	—	—	—	—	—	1	1
Total	26	39	37	42	41	304	489

Commitments

As of December 31, 2024, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $17.1 billion for delivery as shown below. The tables are subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for most of the aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are currently unable to determine the full impact of these delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	14	6	12	12	2	—	46
Airbus A320/321neo(1)	7	23	57	40	4	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	2	4	1	—	7
Boeing 737-7/8/9 MAX	27	20	21	2	—	—	70
Boeing 787-9/10	8	5	1	—	—	—	14
Total(2)	56	55	93	58	7	—	269

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

The table below reflects management’s further refinement of expectations on future deliveries based on facts and circumstances known by management as of February 13, 2025. Our expected delivery schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for certain aircraft, and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	14	2	12	15	3	—	46
Airbus A320/321neo(1)	4	25	47	48	7	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	1	5	1	—	7
Boeing 737-8/9 MAX	20	21	25	4	—	—	70
Boeing 787-9/10	8	5	1	—	—	—	14
Total	46	54	86	72	11	—	269

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.

New Aircraft Placements

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft expected to be delivered as of December 31, 2024, along with the lease placements of such aircraft as of February 13, 2025. Our aircraft delivery schedule could continue to be subject to material changes, and delivery delays are expected to extend beyond 2025. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are currently unable to determine the full impact of these delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2025	46	46	100.0%
2026	54	54	100.0%
2027	58	86	67.4%
2028	8	72	11.1%
2029	—	11	—%
Thereafter	—	—	—%
Total	166	269

Our lease commitments for all of the lease placements noted in the table above are binding leases except for two aircraft delivering in 2027. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067, USA. We also lease offices in Hong Kong and Dallas, Texas and own our office in Dublin, Ireland. We believe our current facilities are adequate for our current needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers on our aviation insurance policies (collectively, the “Plaintiffs’ Insurers”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California seeking recovery of actual damages (subject to proof at trial) and declaratory relief against the Plaintiffs’ Insurers for breach of contract and breach of the covenant of good faith and fair dealing in connection with the Plaintiffs’ previously submitted insurance claims for which a jury trial has been set for April 17, 2025. Fact and expert discovery are complete. In November 2024, certain Plaintiffs’ Insurers filed motions for summary judgment, which the Plaintiffs opposed in December 2024. A hearing on these motions for summary judgment is set for February 20, 2025.
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

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia. The lawsuit against the Airlines’ Insurers remains in the early stages and no trial date has been set.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for the Company’s stock. As of December 31, 2024, there were 111,376,884 shares of Class A common stock outstanding. As of February 6, 2025, shares of the Company’s Class A common stock outstanding were held by approximately 61 holders of record.

Dividends

The following table sets forth the dividends declared on the Company’s outstanding Class A common stock for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Dividends declared per share	$0.85	$0.81	$0.755

The board of directors approved quarterly cash dividends on the Company’s outstanding Class A common stock in 2024 and expects to continue approving a comparable quarterly cash dividend on the Company’s outstanding Class A common stock for the foreseeable future. However, the Company’s cash dividend policy can be changed at any time at the discretion of the Company’s board of directors. On February 11, 2025, the Company’s board of directors approved a quarterly cash dividend of $0.22 per share on the Company’s outstanding Class A common stock. The dividend will be paid on April 7, 2025 to holders of record of Class A common stock as of March 18, 2025.

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P Midcap 400 Index, the S&P SmallCap 600 Index, the Company’s 2023 custom benchmark group and the Company’s 2024 custom benchmark group. In 2024, the Company was added to the S&P SmallCap 600 Index; as such, the Company is electing to remove the S&P Midcap 400 Index from future Performance Graphs. Due to the lack of other publicly traded, stand-alone aircraft leasing companies, the Company is utilizing the custom benchmarking group included in the Company’s annual proxy statements for its current and future performance graphs. This custom benchmarking group reflects companies with similar characteristics to the Company’s business, including exposure to real assets, dependence on a highly skilled management team, credit exposure/underwriting expertise, and significant capital investments. The Company’s 2024 custom benchmark group was updated to remove one company that was acquired and is no longer publicly traded. The customized benchmarking group investments are weighted by market capitalization as of December 31, 2019, and adjusted monthly.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, the 2023 custom benchmarking group, the 2024 custom benchmarking group, the S&P Midcap 400 Index and S&P SmallCap 600 Index on December 31, 2019, and the relative performance of each is tracked through December 31, 2024. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2024
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

2024 Summary

During the year ended December 31, 2024, we purchased 65 new aircraft from Airbus and Boeing and sold 39 aircraft. We ended the year with a total of 489 aircraft in our owned fleet. The net book value of our fleet1 grew by 7.4% to $28.2 billion as of December 31, 2024 compared to $26.2 billion as of December 31, 2023. The weighted average age of our fleet was 4.6 years and the weighted average lease term remaining was 7.2 years as of December 31, 2024. Our managed fleet was comprised of 60 aircraft as of December 31, 2024 compared to 78 aircraft as of December 31, 2023. We have a globally diversified customer base comprised of 116 airlines in 58 countries as of December 31, 2024. We continued to maintain a strong lease utilization rate of 100.0% for the year ended December 31, 2024.

As of December 31, 2024, we had commitments to purchase 269 aircraft from Airbus and Boeing for delivery through 2029, with an estimated aggregate commitment of $17.1 billion. We have placed 100% of our expected orderbook on long-term leases for aircraft delivering through the end of 2026 and have placed approximately 62% of our entire orderbook. We ended 2024 with $29.5 billion in committed minimum future rental payments, consisting of $18.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $11.2 billion in minimum future rental payments related to aircraft which will deliver between 2025 through 2029.

Our total revenues for the year ended December 31, 2024 increased by 1.8% to $2.7 billion as compared to 2023. The increase in our total revenues was primarily due to an increase in aircraft sales and trading activity and the growth of our fleet, partially offset by a decrease in end of lease revenue of $100.1 million as compared to the prior period, due to fewer aircraft returns during the year ended December 31, 2024, as well as a slight decrease in our lease yields due to the sales of older aircraft with higher lease yields and the purchases of new aircraft with lower initial lease yields. During the year ended December 31, 2024, we recognized $169.7 million in gains from the sale of 39 aircraft, compared to $146.4 million in gains from the sale of 25 aircraft for the year ended December 31, 2023.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. We ended 2024 with an aggregate borrowing capacity under our unsecured revolving credit facility of $7.6 billion and total liquidity of $8.1 billion. As of December 31, 2024, we had total debt outstanding of $20.4 billion, of which 79.0% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.14%.

1References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

During the year ended December 31, 2024, our net income attributable to common stockholders was $372.1 million, or $3.33 per diluted share, as compared to $572.9 million, or $5.14 per diluted share, for the year ended December 31, 2023. Our net income attributable to common stockholders decreased from the prior year primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in total revenue as discussed above. In addition, for the year ended December 31, 2023, we recognized a net benefit of approximately $67.0 million for the settlement of insurance claims under S7’s insurance policies related to four aircraft previously included in our owned fleet and our equity interest in certain aircraft in our managed fleet that were previously on lease to S7.

Adjusted net income before income taxes2 during the year ended December 31, 2024 was $574.2 million or $5.13 per adjusted diluted share, as compared to $733.6 million, or $6.58 per adjusted diluted share, for the year ended December 31, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in total revenue as discussed above.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 7.4%, to $28.2 billion as of December 31, 2024, compared to $26.2 billion as of December 31, 2023. During the year ended December 31, 2024, we purchased 65 new aircraft from Airbus and Boeing and sold 39 aircraft. We ended the period with a total of 489 aircraft in our owned fleet. As of December 31, 2024, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.6 years and 7.2 years, respectively. We also managed 60 aircraft as of December 31, 2024.

Our portfolio metrics as of December 31, 2024 and 2023 are as follows:

	December 31, 2024		December 31, 2023
Net book value of flight equipment subject to operating lease	$28.2	billion	$26.2	billion
Weighted-average fleet age(1)	4.6 years		4.6 years
Weighted-average remaining lease term(1)	7.2 years		7.0 years

Owned fleet(2)	489		463
Managed fleet	60		78
Aircraft on order	269		334
Total	818		875

Current fleet contracted rentals	$18.3	billion	$16.4	billion
Committed fleet rentals	$11.2	billion	$14.6	billion
Total committed rentals	$29.5	billion	$31.0	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of December 31, 2024 and 2023, our owned fleet count included 30 and 14 aircraft classified as flight equipment held for sale, respectively, and 15 and 12 aircraft classified as net investments in sales-type leases, respectively, which are both included in Other assets on the Consolidated Balance Sheet.

2 Adjusted net income before income taxes excludes the effects of certain non-cash items, such as non-cash deemed dividends upon redemption of our Series A preferred stock, one-time or non-recurring items that are not expected to continue in the future, such as net write-offs and recoveries related to our former Russian fleet, and certain other items. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” below for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline's principal place of business as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,653,668	41.4%	$9,881,024	37.7%
Asia Pacific	10,077,621	35.8%	10,456,435	39.8%
Central America, South America, and Mexico	2,685,098	9.5%	2,361,089	9.0%
The Middle East and Africa	1,971,448	7.0%	2,062,420	7.9%
U.S. and Canada	1,782,631	6.3%	1,470,240	5.6%
Total	$28,170,466	100.0%	$26,231,208	100.0%

The following table sets forth our top five lessees by net book value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Lessee	% of Total	Lessee	% of Total
Virgin Atlantic	6.5%	EVA Air	4.9%
Air France-KLM Group	6.2%	Virgin Atlantic	4.8%
ITA	5.6%	Air France-KLM Group	4.3%
Vietnam	4.6%	ITA	4.2%
Aeromexico	4.4%	Vietnam Airlines	4.1%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	7	1.4%	2	0.4%
Airbus A220-300	22	4.5%	13	2.8%
Airbus A319-100	—	—%	1	0.2%
Airbus A320-200	23	4.7%	28	6.0%
Airbus A320-200neo	23	4.7%	25	5.4%
Airbus A321-200	19	3.9%	23	5.0%
Airbus A321-200neo	108	22.1%	95	20.6%
Airbus A330-200(1)	13	2.7%	13	2.8%
Airbus A330-300	5	1.0%	5	1.1%
Airbus A330-900neo	28	5.7%	23	5.0%
Airbus A350-900	17	3.5%	14	3.0%
Airbus A350-1000	8	1.6%	7	1.5%
Boeing 737-700	2	0.4%	3	0.6%
Boeing 737-800	61	12.5%	73	15.8%
Boeing 737-8 MAX	59	12.1%	52	11.2%
Boeing 737-9 MAX	30	6.1%	29	6.3%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	4.9%	24	5.2%
Boeing 787-9	26	5.3%	25	5.4%
Boeing 787-10	12	2.5%	6	1.3%
Embraer E190	1	0.2%	1	0.2%
Total(2)	489	100.0%	463	100.0%

(1) As of December 31, 2024 and 2023, aircraft count includes two Airbus A330-200 aircraft classified as freighters.
(2) As of December 31, 2024 and 2023, our owned fleet count included 30 and 14 aircraft classified as flight equipment held for sale, respectively, and 15 and 12 aircraft classified as net investments in sales-type leases, respectively, which are both included in Other assets on the Consolidated Balance Sheet.

As of December 31, 2024, we had contractual commitments to purchase 269 new aircraft, with an estimated aggregate purchase price (including adjustments for anticipated inflation) of $17.1 billion, for delivery through 2029 as shown in the following tables. The tables are subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for most of the aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are not currently unable to determine the full impact of these delays.

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	14	6	12	12	2	—	46
Airbus A320/321neo(1)	7	23	57	40	4	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	2	4	1	—	7
Boeing 737-7/8/9 MAX	27	20	21	2	—	—	70
Boeing 787-9/10	8	5	1	—	—	—	14
Total(2)	56	55	93	58	7	—	269

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

The table below reflects management’s further refinement of expectations on future deliveries based on facts and circumstances known by management as of February 13, 2025. Our expected delivery schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for certain aircraft and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	14	2	12	15	3	—	46
Airbus A320/321neo(1)	4	25	47	48	7	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	1	5	1	—	7
Boeing 737-8/9 MAX	20	21	25	4	—	—	70
Boeing 787-9/10	8	5	1	—	—	—	14
Total	46	54	86	72	11	—	269

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.

Contractual and expected commitments for the acquisition of these aircraft as of December 31, 2024 are as follows (in thousands):

Years ending December 31,	Contractual	Expected
2025	$4,310,840	$3,841,884
2026	3,661,676	3,648,036
2027	5,479,867	5,024,159
2028	3,256,284	4,006,495
2029	414,700	602,793
Thereafter	—	—
Total	$17,123,367	$17,123,367

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing.

The FAA has continued to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved. In addition, the Boeing labor strike near the end of 2024 further negatively impacted the production and delivery of Boeing aircraft. We expect our Boeing deliveries will continue to be delayed and are unable to estimate the duration of delays or the impact on our Boeing orderbook. The residual impacts of the Boeing labor strike have impacted and may continue to impact the broader aviation supply chain.

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
The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft expected to be delivered as of December 31, 2024, along with the lease placements of such aircraft as of February 13, 2025. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types but have not meaningfully increased production because of several factors, including ongoing supply chain constraints and other production issues. At current production rates, we do not see delivery delays significantly improving in the near term for Airbus aircraft because of the ongoing impact from Pratt & Whitney GTF engine manufacturing flaws impacting the Airbus A320neo family aircraft production rates. Our Airbus deliveries may also be impacted by the residual effects of the Boeing labor strike on the broader aviation supply chain. We expect that the residual effects of the Boeing labor strike and the FAA’s heightened involvement in Boeing’s production rates will continue to significantly impact our Boeing deliveries. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are currently unable to determine the full impact of these delays.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2025	46	46	100.0%
2026	54	54	100.0%
2027	58	86	67.4%
2028	8	72	11.1%
2029	—	11	—%
Thereafter	—	—	—%
Total	166	269

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of December 31, 2024, we had a globally diversified customer base of 116 airlines in 58 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

We believe the current airline operating environment is favorably positioned for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, OEM supply chain challenges and backlogs, the elevated price of jet fuel, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft.

Passenger traffic volume has historically expanded at a faster rate than GDP growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 10% during 2024 relative to the prior year, primarily due to continued strength in international traffic and healthy continued expansion of domestic traffic globally. International traffic in 2024 rose 14% relative to the prior year, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong expansion in most other major international markets reported by IATA. Global domestic traffic rose 6% during 2024 as compared to the prior year, remaining above the pace of global GDP expansion. Meanwhile, passenger load factors also continue to rise and are persisting at historically high levels, which is compounding airline demand for additional aircraft. IATA reported total global passenger load factors of 84% for 2024, as compared to 82% in the prior year period and 79% for full-year 2022.

As global air traffic continues to expand, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests, which we expect to continue into 2025. Airline forward ticket sales as reported by a number of major airlines remained healthy in the fourth quarter 2024, illustrating continued support for traffic volume expansion. We expect the need for airlines to replace aging aircraft will also increase the demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, shorter on-wing engine time of most new technology engines and, most recently, the Boeing labor strike in late 2024. The labor strike impacted Boeing’s ability to produce and deliver aircraft in our orderbook and we anticipate ongoing impacts to our Boeing orderbook deliveries. We expect deliveries of our 737MAX aircraft and some 787 deliveries will continue to be impacted by the residual effects of the labor strike and the FAA’s heightened involvement in Boeing’s production rates. In addition, the Boeing labor strike could lead to negative impacts on the broader aviation supply chain which could ultimately impact other OEMs, including Airbus. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the future.

The increased demand for our aircraft, combined with elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the year ended December 31, 2024. Our new aircraft deliveries in the fourth quarter of 2024 represented our highest delivery lease yield in a quarter in over four years; however, lease rate increases continue to lag behind our rising borrowing costs. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. Based on our views of the market and assumptions around our sales activity and interest rate environment, we expect to see a moderately-sized upward trajectory in lease yield by the end of 2025 and for each year for the next three to four years. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry may include some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of higher fuel costs, persistently elevated interest rates, inflation, foreign currency risk, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although strong air traffic demand has provided a counterbalance to these increased costs.

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

Update on Russian Fleet

As previously disclosed in our filings with the U.S. Securities and Exchange Commission, in June 2022, we and certain of our subsidiaries submitted insurance claims to the insurers on our aviation insurance policies to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. In December 2022, we filed suit in the Los Angeles County Superior Court of the State of California against our aviation insurance carriers in connection with our previously submitted insurance claims for which a jury trial has been set for April 17, 2025. We continue to have significant claims against our aviation insurance carriers and will continue to vigorously pursue all available insurance claims and our related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any future insurance and related recoveries and the outcome of our ongoing insurance litigation remain uncertain at this time. See “Part II — Item 1. Legal Proceedings” for more information on our ongoing litigation proceedings regarding aircraft that remain detained in Russia.

As of February 13, 2025, we maintain title to 16 aircraft previously included in our owned fleet and the respective managed platform maintains title to two aircraft previously included in our managed fleet that are still detained in Russia. We have not been able to complete any settlements with Russian airlines or insurers since December 2023 and do not currently see a path forward to completing any such settlements.

Liquidity and Capital Resources

Overview

We ended 2024 with available liquidity of approximately $8.1 billion which was comprised of unrestricted cash of $472.6 million and undrawn balances under our unsecured revolving credit facility of $7.6 billion. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock in recent years and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of February 13, 2025. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, our commercial paper program, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays due to manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond.

We ended 2024 with total debt outstanding of $20.4 billion, of which 79.0% was at a fixed rate and 97.3% of which was unsecured, and in the aggregate, our composite cost of funds was 4.14%. As of December 31, 2023, we had total debt outstanding of

$19.4 billion, of which 84.7% was at a fixed rate and 98.4% of which was unsecured, and in the aggregate, our composite cost of funds was 3.77%.

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

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:
•Unrestricted cash: We ended 2024 with $472.6 million in unrestricted cash.
•Lease cash flows: We ended 2024 with $29.5 billion in committed minimum future rental payments comprised of $18.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $11.2 billion in minimum future rental payments related to aircraft which will deliver between 2025 through 2029. These rental payments are a primary driver of our short and long-term operating cash flow. As of December 31, 2024, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.6 billion. For further detail on our minimum future rentals for 2026 and thereafter, see Note 7. “Rental Income” in the “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
•Unsecured revolving credit facility: As of February 13, 2025, our $7.8 billion revolving credit facility is syndicated across 52 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2028, although we expect to refinance this facility in advance of that date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of December 31, 2024, we had $170.0 million outstanding under our unsecured revolving credit facility.
•Commercial paper program: On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of February 13, 2025, we had $330.0 million in outstanding borrowings under our commercial paper program at a weighted average interest rate of 4.74%.
•Senior unsecured securities: We are a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. During the year ended December 31, 2024, we issued approximately $2.6 billion in aggregate principal amount of Medium-Term Notes (inclusive of any associated hedging arrangements with respect to foreign currency denominated issuances) with maturities ranging from 2026 to 2031 and with a weighted average interest rate of 5.3%. We expect to have continued access to the investment grade bond market and other unsecured securities in the future, although we continue to anticipate that interest rates for issuances in the near term will remain elevated compared to those available prior to 2022.
•Unsecured bank facilities: We have active dialogue with a variety of global financial institutions and enter into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding. During 2024, we were active in the unsecured bank market with approximately $2.3 billion of new unsecured credit facilities established in the form of bilateral and syndicated term loans. These loans are typically pre-payable without penalty at any time offering us significant flexibility in different rate environments.

•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We have $1.1 billion of aircraft in our sales pipeline3, which includes $951.2 million of aircraft classified as flight equipment held for sale as of December 31, 2024 and $177.7 million of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed during 2025. We expect to sell approximately $1.5 billion in aircraft for 2025 and continue to see robust demand in the secondary market to support our aircraft sales program.
•Other sources: In addition to the above, we generate liquidity through cash received from security deposits and maintenance reserves from our lease agreements, other sources of debt financings (including secured bank term loans, export credit and private placements), as well as issuances of preferred stock.
In general, reductions in the Federal Funds Rate should reduce the interest rate on our existing borrowings that bear interest at a floating rate, including our Revolving Credit Facility. As of February 13, 2025, the FOMC has set the target range for the Federal Funds Rate to 4.25% - 4.50%. Reductions in the Federal Funds Rate also tend to lower the interest rates available to us for new debt borrowings. However, we cannot predict whether the FOMC will continue to reduce the target range for the Federal Funds Rate or the impact of any such reductions on our interest expense or future debt borrowings.

A shift in monetary policy in the United States and other countries beginning in 2022 resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated despite rate cuts made in late 2024 by the FOMC. This persistently elevated interest rate environment has resulted in increased borrowing costs for us and will continue to result in increased borrowing costs until interest rates decline. Historically, there has been a lag between a rise in interest rates and subsequent increases in lease rates. While we have experienced increasing lease rates on new lease agreements and lease extensions since 2023, which are serving to partially offset increased borrowing costs, lease rate increases continue to lag the rapid increase in interest rates. We believe that lease rates should continue to increase as airlines adjust to a persistently higher rate environment and our funding advantage relative to our airline customers widens. In addition, lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

As of December 31, 2024, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

3 Aircraft in our sales pipeline is as of December 31, 2024, adjusted for letters of intent signed through February 13, 2025.
4 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

Our material cash requirements as of December 31, 2024 are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Purchase commitments(1)	$4,310,840	$3,661,676	$5,479,867	$3,256,284	$414,700	$—	$17,123,367
Long-term debt obligations	2,916,903	5,795,614	3,793,220	3,264,169	1,071,769	3,548,232	20,389,907
Interest payments on debt outstanding(2)	859,338	700,601	520,619	293,247	171,664	203,682	2,749,151
Total	$8,087,081	$10,157,891	$9,793,706	$6,813,700	$1,658,133	$3,751,914	$40,262,425

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on information currently available to us based on contractual documentation as communicated by Airbus and Boeing through February 13, 2025.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2024, which is inclusive of any cross-currency hedging arrangements.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft are currently expected to differ from our estimates and could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our contractual purchase commitments shown in the table above may not reflect when the aircraft investments are actually made. For 2025, we currently expect to make between $3.0 billion to $3.5 billion in aircraft investments.
The above table does not include any tax payments we may pay nor any dividends our board of directors may declare on our preferred stock or common stock.
Cash Flows

Our cash flow provided by operating activities decreased by $69.9 million to $1.7 billion for the year ended December 31, 2024. The decrease was primarily due to higher cash paid for interest due to the increase in our composite cost of funds, partially offset by an increase in customer cash collections due to the continued growth of our fleet. Our net cash flow used in investing activities increased by $0.3 billion to $3.0 billion for the year ended December 31, 2024 due to an increase in aircraft investments and capital expenditures and a slight decrease in proceeds from aircraft sales, trading and other activity. In addition, in 2023, we received $64.7 million in insurance proceeds related to the partial settlement of insurance claims of certain aircraft detained in Russia. Our cash flow provided by financing activities increased by $0.7 billion to $1.4 billion for the year ended December 31, 2024. The increase is primarily due to a $0.7 billion increase in debt proceeds, net of debt repayments.

Debt

Our debt financing as of December 31, 2024 and 2023 is summarized below:

	December 31, 2024	December 31, 2023
	(U.S. dollars in thousands, except percentages)
Unsecured
Senior unsecured securities	$16,046,662	$16,329,605
Term financings	3,628,600	1,628,400
Revolving credit facility	170,000	1,100,000
Total unsecured debt financing	19,845,262	19,058,005
Secured
Term financings	354,208	100,471
Export credit financing	190,437	204,984
Total secured debt financing	544,645	305,455

Total debt financing	20,389,907	19,363,460
Less: Debt discounts and issuance costs	(179,922)	(180,803)
Debt financing, net of discounts and issuance costs	$20,209,985	$19,182,657
Selected interest rates and ratios:
Composite interest rate(1)	4.14%	3.77%
Composite interest rate on fixed-rate debt(1)	3.74%	3.26%
Percentage of total debt at a fixed-rate	79.00%	84.71%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of December 31, 2024 and 2023, we had $16.0 billion and $16.3 billion in senior unsecured securities outstanding, respectively.

Public unsecured notes. As of December 31, 2024, we had $15.4 billion in aggregate principal amount of senior unsecured notes outstanding, all of which have been issued in SEC-registered offerings and with remaining terms ranging from one month to 7.04 years and bearing interest at fixed rates ranging from 1.875% to 5.95%. As of December 31, 2023, we had $15.7 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 0.70% to 5.94%.

During the year ended December 31, 2024, we issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029, (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”), (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”), (iv) $600.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2026 and (v) $600.0 million in aggregate principal amount of 5.20% Medium-Term Notes due 2031. The C$ notes issued in 2024 have the same terms as, and constitute a single tranche with, the C$500.0 million aggregate principal amount of 5.40% Medium-Term Notes issued in November 2023.We effectively hedged the C$ notes and € notes foreign currency exposure on these transactions through cross currency swaps that convert the borrowings to a fixed U.S. dollar rate of 5.95% and 5.441%, respectively.

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

On May 6, 2024, we renewed and refreshed our Medium-Term Note Program, under which we may issue, from time to time, up to $20.0 billion (or their U.S. dollar equivalent) of debt securities designated as our Medium-Term Notes, Series A. All of our senior unsecured notes issued since 2019 have consisted of Medium-Term Notes, Series A, issued under our Medium-Term Note Program. As of February 13, 2025, we had approximately $18.8 billion remaining capacity under our Medium-Term Note Program.

Unsecured syndicated revolving credit facility

As of December 31, 2024 and 2023, we had $0.2 billion and $1.1 billion, respectively, outstanding under our unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2024, we amended and extended our Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of February 13, 2025, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in our credit ratings.

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

Unsecured term financings

As of December 31, 2024 and 2023, the outstanding balance on our unsecured term financings was $3.6 billion and $1.6 billion, respectively.

In August 2024, we amended our existing $750.0 million term loan that, among other things, increased the aggregate term loan commitments by an additional $500.0 million and reduced the interest rate applicable to borrowings. Under the terms of the loan agreement, we had the ability to set the funding date of the additional commitments, subject to an outside funding date of November 15, 2024. We elected to borrow the additional $500.0 million on October 1, 2024. As amended, the term loan bears interest at a floating rate of one-month Term SOFR plus 1.20% plus a credit spread adjustment of 0.10% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility. As of December 31, 2024, we had $1.25 billion in borrowings outstanding under the term loan.

In December 2024, we and a subsidiary entered into a $966.5 million unsecured term loan with a three-year maturity bearing interest at one-month Term SOFR plus a margin of 1.125%, subject to adjustment based on our credit rating. Under the terms of the loan agreement, we have the ability to set the funding date of the additional commitments up to $33.5 million, subject to an outside funding date of June 13, 2025. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility.

In addition, in 2024, we entered into six other unsecured term facilities, with aggregate commitments totaling $965.0 million with terms of one to five years, bearing interest at a floating rate of one-month Term SOFR plus 1.02% to one-month Term SOFR plus 1.40%.

Secured Debt Financings

In August 2024, we entered into a $267.3 million secured term loan with a final maturity on July 31, 2031 bearing interest at a floating rate of one-month Term SOFR plus 1.35%. As of December 31, 2024, we had pledged six aircraft as collateral with a net book value of $344.9 million. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility.

As of December 31, 2024, we had an outstanding balance of $544.6 million in secured debt financings, including the secured term loan mentioned above, and had pledged ten aircraft as collateral with a net book value of $772.7 million. As of December 31, 2023, we had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of our secured obligations as of December 31, 2024 and 2023 were recourse in nature to us.

Commercial Paper Program

On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of December 31, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2024	Liquidation Preference as of December 31, 2024(1)	Issue Date	Dividend Rate in Effect at December 31, 2024(2)	Next dividend rate reset date	Dividend rate after reset date(3)
Series B	300,000	$300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.000%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%
Total	900,000	$900,000

(1) The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock each have a redemption price of $1,000.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends.
(2) Dividends on preferred stock are discretionary and non-cumulative. When declared, dividends on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are reset every five years and payable quarterly in arrears.
(3) With respect to the Series D Preferred Stock, the dividend rate during any reset period is subject to a 6.00% floor.

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

We may redeem shares of the Series D Preferred Stock at our option, in whole or in part, from time to time, on any dividend payment date on or after December 15, 2029, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. We may redeem shares of the Series D Preferred Stock at our option under certain other limited conditions. The Series D Preferred Stock ranks on a parity with the Series B and Series C Preferred Stock.

On October 17, 2024, we redeemed all 10,000,000 outstanding shares of our 6.150% Fixed to Floating Non-cumulative Perpetual Preferred Stock, Series A, at a redemption price of $25.00 per share, plus $0.187219 per share in declared and unpaid dividends to but excluding the redemption date. The redemption price paid in excess of the carrying value of Series A Preferred Stock of $7.9 million is included as a non-cash deemed dividend on redemption of preferred stock in our net income attributable to common stockholders on our consolidated statement of operations and other comprehensive income for the year ended December 31, 2024. The deemed dividend relates to initial costs related to the issuance of our Series A Preferred Stock. Following the redemption, all previously authorized shares of the Series A Preferred Stock resumed the status of undesignated shares of our preferred stock, par value $0.01 per share.

As of December 31, 2024 and 2023, we had 300,000 shares of 4.65% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, outstanding, with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series B Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

We may redeem shares of the Series B Preferred Stock at our option, in whole or in part, from time to time, on any dividend payment date on or after June 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. We may also redeem shares of the Series B Preferred Stock at our option under certain other limited conditions. The Series B Preferred Stock ranks on a parity with the Series C Preferred Stock and the Series D Preferred Stock.

As of December 31, 2024 and 2023, we had 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series C Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.125% through December 15, 2026, and payable quarterly in arrears beginning on December 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 3.149% per reset period from December 15, 2026 and reset every five years and payable quarterly in arrears.

We may redeem shares of the Series C Preferred Stock at our option, in whole or in part, from time to time, on any dividend payment date on or after December 15, 2026, for cash at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. We may also redeem shares of the Series C Preferred Stock at our option under certain other limited conditions. The Series C Preferred Stock ranks on a parity with the Series B and Series D Preferred Stock.

The following table summarizes the cash dividends that we paid during the year ended December 31, 2024 on our Series A, Series B, Series C and Series D Preferred Stock (in thousands):

	Payment Dates
Title of each class	March 15, 2024	June 15, 2024	September 15, 2024	October 17, 2025	December 15, 2024
Series A Preferred Stock(1)	$3,844	$5,927	$5,744	$1,872	—
Series B Preferred Stock	$3,487	$3,487	$3,487	—	$3,488
Series C Preferred Stock	$3,094	$3,094	$3,094	—	$3,094
Series D Preferred Stock	—	—	—	—	$4,050

(1) The redemption price paid in excess of the carrying value of Series A Preferred Stock of $7.9 million was a non-cash deemed dividend on redemption of preferred stock and is excluded from the table above.

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

Credit Ratings

In 2024, Kroll Bond Ratings, Standard and Poor’s and Fitch Ratings reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings, including our short-term ratings for our commercial paper program:

Rating Agency	Long-term Debt	Short-Term Rating	Corporate Rating	Outlook	Date of Last Ratings Action
Kroll Bond Ratings	A-	K-1	A-	Stable	March 22, 2024
Standard and Poor’s	BBB	A-2	BBB	Stable	November 1, 2024
Fitch Ratings	BBB	F-3	BBB	Stable	June 4, 2024
While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands, except share and per share amounts and percentages)
Revenues
Rental of flight equipment	$2,487,955	$2,477,607	$2,214,508
Aircraft sales, trading, and other	245,702	207,370	102,794
Total revenues	2,733,657	2,684,977	2,317,302
Expenses
Interest	781,996	654,910	492,924
Amortization of debt discounts and issuance costs	54,823	54,053	53,254
Interest expense	836,819	708,963	546,178
Depreciation of flight equipment	1,143,761	1,068,772	965,955
Write-off of Russian fleet, net of (recoveries)	—	(67,022)	771,476
Selling, general, and administrative	185,933	186,015	156,855
Stock-based compensation expense	33,887	34,615	15,603
Total expenses	2,200,400	1,931,343	2,456,067
Income/(loss) before taxes	533,257	753,634	(138,765)
Income tax (expense)/benefit	(105,553)	(139,012)	41,741
Net income/(loss)	$427,704	$614,622	$(97,024)
Preferred stock dividends	(55,631)	(41,700)	(41,700)
Net income/(loss) attributable to common stockholders	$372,073	$572,922	$(138,724)

Earnings/(loss) per share of common stock
Basic	$3.34	$5.16	$(1.24)
Diluted	$3.33	$5.14	$(1.24)
Weighted-average shares of common stock outstanding
Basic	111,325,481	111,005,088	111,626,508
Diluted	111,869,386	111,438,589	111,626,508

Other financial data
Pre-tax margin	19.5%	28.1%	(6.0)%
Adjusted net income before income taxes(1)	$574,205	$733,580	$659,868
Adjusted pre-tax margin(1)	21.0%	27.3%	28.5%
Adjusted diluted earnings per share before income taxes(1)	$5.13	$6.58	$5.89
Pre-tax return on common equity	7.4%	11.8%	(3.0)%
Adjusted pre-tax return on common equity(1)	8.9%	12.1%	11.0%
			11.0%
(1)Adjusted net income before income taxes (defined as net income/(loss) attributable to common stockholders excluding the effects of certain non-cash items, such as non-cash deemed dividends upon redemption of our Series A preferred stock, one-time or non-recurring items that are not expected to continue in the future, such as net write-offs and recoveries related to our former Russian fleet, and certain items, adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income/(loss) attributable to common stockholders, pre-tax margin, earnings/(loss) per share, diluted earnings/(loss) per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$372,073	$572,922	$(138,724)
Amortization of debt discounts and issuance costs	54,823	54,053	53,254
Write-off of Russian fleet, net of (recoveries)	—	(67,022)	771,476
Stock-based compensation expense	33,887	34,615	15,603
Income tax expense/(benefit)	105,553	139,012	(41,741)
Deemed dividend adjustment(a)	7,869	—	—
Adjusted net income before income taxes	$574,205	$733,580	$659,868

Denominator for adjusted pre-tax margin:
Total revenues	2,733,657	2,684,977	2,317,302
Adjusted pre-tax margin(b)	21.0%	27.3%	28.5%

(a) This adjustment consists of a deemed dividend related to the redemption of our Series A preferred stock. The deemed dividend relates to initial costs related to the issuance of our Series A Preferred Stock.

(b) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
		(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$372,073	$572,922	$(138,724)
Amortization of debt discounts and issuance costs	54,823	54,053	53,254
Write-off of Russian fleet, net of (recoveries)	—	(67,022)	771,476
Stock-based compensation expense	33,887	34,615	15,603
Income tax expense/(benefit)	105,553	139,012	(41,741)
Deemed dividend adjustment	7,869	—	—
Adjusted net income before income taxes	$574,205	$733,580	$659,868

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	111,869,386	111,438,589	111,626,508
Potentially dilutive securities, whose effect would have been anti-dilutive	—	—	361,186
Adjusted weighted-average diluted common shares outstanding	111,869,386	111,438,589	111,987,694
Adjusted diluted earnings per share before income taxes(c)	$5.13	$6.58	$5.89

(c) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by adjusted weighted-average diluted common shares outstanding

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income/(loss) attributable to common stockholders to adjusted net income before income taxes):
Net income/(loss) attributable to common stockholders	$372,073	$572,922	$(138,724)
Amortization of debt discounts and issuance costs	54,823	54,053	53,254
Write-off of Russian fleet, net of (recoveries)	—	(67,022)	771,476
Stock-based compensation expense	33,887	34,615	15,603
Income tax expense/(benefit)	105,553	139,012	(41,741)
Deemed dividend adjustment	7,869	—	—
Adjusted net income before income taxes	$574,205	$733,580	$659,868

Reconciliation of denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$6,310,038	$5,796,363	$6,158,568
Common shareholders' equity as of end of the period	$6,632,626	$6,310,038	$5,796,363
Average common shareholders' equity	$6,471,332	$6,053,201	$5,977,466

Adjusted pre-tax return on common equity(d)	8.9%	12.1%	11.0%

(d) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity

2024 Compared to 2023

Rental of flight equipment revenue

During the year ended December 31, 2024, we recorded $2.49 billion in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $21.4 million, as compared to $2.48 billion in rental revenue, which included overhaul revenue, net of amortization expense related to initial direct costs of $91.9 million, for the year ended December 31, 2023. The net book value of our flight equipment subject to operating leases increased to $28.2 billion as of December 31, 2024 from a net book value of $26.2 billion as of December 31, 2023. The increase in our rental revenues was primarily due to the growth of our fleet, offset by a decrease in end of lease revenue of approximately $100.1 million as compared to the prior period, due to fewer aircraft returns during the year ended December 31, 2024, as well as a slight decrease in our lease yields due to the sales of older aircraft with higher lease yields and the purchases of new aircraft with lower initial lease yields. Due to the supply shortage of commercial aircraft and our higher extension rates on our owned fleet, we continue to anticipate lower levels of end of lease revenue in 2025.

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $245.7 million for the year ended December 31, 2024 compared to $207.4 million for the year ended December 31, 2023. For the year ended December 31, 2024, we recognized $169.7 million in gains from the sale of 39 aircraft with sales proceeds of $1.7 billion. For the year December 31, 2023, we recognized $146.4 million in gains from the sale of 25 aircraft with sales proceeds of $1.5 billion.

Interest expense

Interest expense totaled $836.8 million for the year ended December 31, 2024 compared to $709.0 million for the year ended December 31, 2023. Our interest expense increased due to an increase in our composite cost of funds to 4.14% as compared to 3.77% in the prior year. We expect our interest expense will continue to increase as our average debt balance outstanding increases with the growth of our fleet based on prevailing interest rates.

Depreciation expense

We recorded $1.14 billion in depreciation expense of flight equipment for the year ended December 31, 2024 compared to $1.07 billion for the year ended December 31, 2023. The increase in depreciation expense for 2024 compared to 2023 is primarily attributable to the growth of our fleet, partially offset by aircraft sales activity during the year. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Write-off of Russian fleet, net of recoveries

In December 2023, we recognized a net benefit of approximately $67.0 million from the settlement of insurance claims under S7’s insurance policies related to four aircraft previously included in our owned fleet and our equity interest in our managed fleet that were previously on lease to S7. No settlements were executed in 2024 and as of February 13, 2025, 16 aircraft previously included in our owned fleet remain in Russia.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $185.9 million for the year ended December 31, 2024 compared to $186.0 million for the year ended December 31, 2023. Selling, general and administrative expenses represented 6.8% and 6.9% as a percentage of total revenue for the years ended December 31, 2024 and 2023, respectively.

Taxes

For the year ended December 31, 2024, we recorded an income tax expense of $105.6 million and effective tax rate of 19.8%, as compared to $139.0 million in income tax expense and effective tax rate of 18.4% for the year ended December 31, 2023. Changes in the tax rate were primarily driven by variances in permanent items and legislative changes, including the effects of Pillar II.

Net income attributable to common stockholders

For the year ended December 31, 2024, we reported net income attributable to common stockholders of $372.1 million, or $3.33 per diluted share, compared to $572.9 million, or $5.14 per diluted share, for the year ended December 31, 2023. Our net income attributable to common stockholders decreased from the prior year period primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in revenues as discussed above. In addition, for the year ended December 31, 2023, we recognized a net benefit of approximately $67.0 million for the settlement of insurance claims under S7’s insurance policies related to four aircraft previously included in our owned fleet and our equity interest in certain aircraft in our managed fleet that were previously on lease to S7.

Adjusted net income before income taxes

For the year ended December 31, 2024, our adjusted net income before income taxes was $574.2 million, or $5.13 per adjusted diluted share, compared to $733.6 million, or $6.58 per adjusted diluted share, for the year ended December 31, 2023. Adjusted net income before income taxes decreased primarily due to higher interest expense, driven by the increase in our composite cost of funds and overall outstanding debt balance, partially offset by the increase in revenue as discussed above.

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

Aircraft sales, trading, and other revenue

Aircraft sales, trading, and other revenue totaled $207.4 million for the year ended December 31, 2023 compared to $102.8 million for the year ended December 31, 2022. For the year December 31, 2023, we recognized $146.4 million in gains from the sale of 25 aircraft with sales proceeds of $1.5 billion. During the year ended December 31, 2022, we recognized approximately $27.3 million in gains from the sale of 6 aircraft with sales proceeds of $252.0 million and $17.9 million in forfeiture of security deposit income from the termination of our leasing activities in Russia.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility and unsecured term loans. As of December 31, 2024 and 2023, we had $4.3 billion and $3.0 billion, in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of December 31, 2024 which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $42.8 million and $29.6 million as of December 31, 2024 and 2023, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.4% and 0.3% of our lease revenues were denominated in foreign currency as of December 31, 2024 and 2023, respectively. Additionally, some of our net investments in sales-type leases, which represent 0.6% and 0.2% of our total assets as of December 31, 2024 and 2023, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the year ended December 31, 2024, we incurred a $5.6 million loss resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.1% and 3.5% of our debt obligations were denominated in foreign currency as of December 31, 2024 and December 31, 2023, respectively; however, the exposure of such debt has been effectively hedged. See Note 13. “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional details on the fair value of these swaps. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2024, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most of our leases’ designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

The net book value of flight equipment subject to operating leases as of December 31, 2024 was $28.2 billion, which included 444 aircraft.

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
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Irvine, California
February 13, 2025

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$472,554	$460,870
Restricted cash	3,550	3,622
Flight equipment subject to operating leases	34,168,919	31,787,241
Less accumulated depreciation	(5,998,453)	(5,556,033)
	28,170,466	26,231,208
Deposits on flight equipment purchases	761,438	1,203,068
Other assets	2,869,888	2,553,484
Total assets	$32,277,896	$30,452,252
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$1,272,984	$1,164,140
Debt financing, net of discounts and issuance costs	20,209,985	19,182,657
Security deposits and maintenance reserves on flight equipment leases	1,805,338	1,519,719
Rentals received in advance	136,566	143,861
Deferred tax liability	1,320,397	1,281,837
Total liabilities	$24,745,270	$23,292,214
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 900,000 (aggregate liquidation preference of $900,000) and 10,600,000 (aggregate liquidation preference of $850,000) shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	9	106
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,376,884 and 111,027,252 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,114	1,110
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,364,712	3,287,234
Retained earnings	4,147,218	3,869,813
Accumulated other comprehensive income	19,573	1,775
Total shareholders’ equity	$7,532,626	$7,160,038
Total liabilities and shareholders’ equity	$32,277,896	$30,452,252

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands, except share and per share amounts)
Revenues
Rental of flight equipment	$2,487,955	$2,477,607	$2,214,508
Aircraft sales, trading, and other	245,702	207,370	102,794
Total revenues	2,733,657	2,684,977	2,317,302
Expenses
Interest	781,996	654,910	492,924
Amortization of debt discounts and issuance costs	54,823	54,053	53,254
Interest expense	836,819	708,963	546,178
Depreciation of flight equipment	1,143,761	1,068,772	965,955
Write-off of Russian fleet, net of (recoveries)	—	(67,022)	771,476
Selling, general, and administrative	185,933	186,015	156,855
Stock-based compensation expense	33,887	34,615	15,603
Total expenses	2,200,400	1,931,343	2,456,067
Income/(loss) before taxes	533,257	753,634	(138,765)
Income tax (expense)/benefit	(105,553)	(139,012)	41,741
Net income/(loss)	$427,704	$614,622	$(97,024)
Preferred stock dividends	(55,631)	(41,700)	(41,700)
Net income/(loss) attributable to common stockholders	$372,073	$572,922	$(138,724)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustment	82,952	(20,197)	21,943
Change in fair value of hedged transactions	(59,850)	19,460	(16,647)
Total tax benefit/(expense) on other comprehensive income/loss	(5,304)	157	(1,133)
Other comprehensive income/(loss), net of tax	17,798	(580)	4,163
Total comprehensive income/(loss) attributable for common stockholders	$389,871	$572,342	$(134,561)

Earnings/(loss) per share of common stock:
Basic	$3.34	$5.16	$(1.24)
Diluted	$3.33	$5.14	$(1.24)
Weighted-average shares of common stock outstanding
Basic	111,325,481	111,005,088	111,626,508
Diluted	111,869,386	111,438,589	111,626,508

Dividends declared per share of common stock	$0.85	$0.81	$0.755
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2021	10,600,000	$106	113,987,154	$1,140	—	$—	$3,399,245	$3,609,885	$(1,808)	$7,008,568
Issuance of common stock upon vesting of restricted stock units	—	—	537,259	5	—	—	(3)	—	—	2
Common stock repurchased	—	—	(3,420,874)	(34)	—	—	(149,966)	—	—	(150,000)
Stock-based compensation expense	—	—	—	—			15,603	—	—	15,603
Cash dividends (declared $0.755 per share)	—	—	—	—	—	—	—	(84,341)	—	(84,341)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(41,700)	—	(41,700)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	4,163	4,163
Tax withholdings on stock based-compensation	—	—	(211,442)	(2)	—	—	(8,906)	—	—	(8,908)
Net loss	—	—	—	—	—	—	—	(97,024)	—	(97,024)
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	213,399	2	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	34,615	—	—	34,615
Cash dividends (declared $0.81 per share)	—	—	—	—	—	—	—	(89,929)	—	(89,929)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(41,700)	—	(41,700)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(580)	(580)
Tax withholdings on stock based-compensation	—	—	(78,244)	(1)	—	—	(3,354)	—	—	(3,355)
Net income	—	—	—	—	—	—	—	614,622	—	614,622
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	577,537	6	—	—	—	—	—	6
Issuance of preferred stock	300,000	3	—	—	—	—	295,009	—	—	295,012
Redemption of preferred stock	(10,000,000)	(100)	—	—	—	—	(242,031)	(7,869)	—	(250,000)
Stock-based compensation expense	—	—	—	—	—	—	33,887	—	—	33,887
Cash dividends (declared $0.85 per share)	—	—	—	—	—	—	—	(94,668)	—	(94,668)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(47,762)	—	(47,762)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	17,798	17,798
Tax withholdings on stock based-compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	427,704	—	427,704
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands)
Operating Activities
Net income/(loss)	$427,704	$614,622	$(97,024)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of flight equipment	1,143,761	1,068,772	965,955
Write-off of Russian fleet, net of (recoveries)	—	(67,022)	771,476
Stock-based compensation expense	33,887	34,615	15,603
Deferred taxes	63,021	133,358	(43,492)
Amortization of prepaid lease costs	101,800	75,389	47,849
Amortization of discounts and debt issuance costs	54,823	54,053	53,254
Gain on aircraft sales, trading and other activity	(228,466)	(226,945)	(113,103)
Changes in operating assets and liabilities:
Other assets	12,521	48,310	(232,613)
Accrued interest and other payables	75,172	13,333	255
Rentals received in advance	(7,204)	(1,605)	13,990
Net cash provided by operating activities	1,677,019	1,746,880	1,382,150
Investing Activities
Acquisition of flight equipment	(3,727,416)	(3,789,113)	(2,904,723)
Payments for deposits on flight equipment purchases	(446,343)	(433,452)	(518,270)
Proceeds from aircraft sales, trading and other activity	1,524,711	1,684,814	235,424
Proceeds from settlement of insurance claim	—	64,714	—
Acquisition of aircraft furnishings, equipment and other assets	(387,255)	(305,346)	(216,635)
Net cash used in investing activities	(3,036,303)	(2,778,383)	(3,404,204)
Financing Activities
Net proceeds from preferred stock issuance	295,012	—	—
Redemption of preferred stock	(250,000)	—	—
Cash dividends paid on Class A common stock	(93,481)	(88,792)	(83,253)
Common shares repurchased	—	—	(150,000)
Cash dividends paid on preferred stock	(47,762)	(41,700)	(41,700)
Tax withholdings on stock-based compensation	(9,387)	(3,354)	(8,903)
Net change in unsecured revolving facility	(930,000)	80,000	1,020,000
Proceeds from debt financings	5,201,695	2,993,732	2,659,996
Payments in reduction of debt financings	(3,210,028)	(2,593,338)	(2,085,898)
Debt issuance costs	(10,277)	(13,052)	(6,827)
Security deposits and maintenance reserve receipts	452,022	398,345	417,224
Security deposits and maintenance reserve disbursements	(26,898)	(15,863)	(26,860)
Net cash provided by financing activities	1,370,896	715,978	1,693,779
Net increase/(decrease) in cash	11,612	(315,525)	(328,275)
Cash, cash equivalents and restricted cash at beginning of period	464,492	780,017	1,108,292
Cash, cash equivalents and restricted cash at end of period	$476,104	$464,492	$780,017

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $42,390, $43,093 and $39,655 at December 31, 2024, 2023 and 2022, respectively	$794,330	$693,826	$533,897
Cash paid for income taxes	$57,433	$7,801	$6,362
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$1,192,974	$827,377	$914,501
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$1,821,084	$1,730,212	$377,131
Transfer of flight equipment to investment in sales-type lease	$106,043	$66,907	$255,205
Cash dividends declared on Class A common stock, not yet paid	$24,503	$23,316	$22,178
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies

Organization

Air Lease Corporation (the “Company”, “ALC”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention to generate attractive returns on equity. As of December 31, 2024, the Company owned 489 aircraft, managed 60 aircraft and had 269 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

Principles of consolidation

The Company consolidates financial statements of all entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity in which the Company has a controlling financial interest and for which it is the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Segment reporting

The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM evaluates the Company’s performance and allocates resources based on its consolidated financial results, as its aircraft leasing, sales, and management operations require centralized oversight of key operational functions. As a single reportable segment entity, the CODM uses consolidated net income attributable to common stockholders to measure segment profit or loss, allocate resources, and assess performance. Significant segment expenses are presented in the Company’s consolidated statements of operations and other comprehensive income/(loss).

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

Initial direct costs

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating, and delivering aircraft to the Company's lessees. Amounts paid by us to lessees and/or other parties in connection with originating lease transactions are capitalized as lease incentives and are amortized over the lease term. Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such reserves. The amortization of lease incentives is recorded as a reduction of lease revenue in the Consolidated Statements of Operations.

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

The following table reconciles cash, cash equivalents and restricted cash reported in the Company’s Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$472,554	$460,870
Restricted cash	3,550	3,622
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$476,104	$464,492

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

As of December 31, 2024 and 2023, there were no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

For the years ended December 31, 2024 and 2023, the Company did not purchase any aircraft in the secondary market. As of December 31, 2024 and 2023, the Company had maintenance right assets of $14.7 million. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized. As of December 31, 2024, the Company had 30 aircraft with a carrying value of $951.2 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets. As of December 31, 2023, the Company had 14 aircraft with a carrying value of $605.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets.

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

Aircraft under management

As of December 31, 2024, the Company manages aircraft across three management platforms: (i) the Blackbird investment funds (ii) the Thunderbolt platform and (iii) on behalf of a financial institution.

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

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on its financial statement disclosures.

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). In January 2025, the FASB issued Clarifying the Effective Date (“ASU 2025-01”) to add some clarity around the effective date of the guidance. ASU 2024-03 requires disaggregated information for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, to be presented in certain expense captions on the face of the income statement. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance in interim and annual periods. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company has adopted ASU 2023-07 for our fiscal year 2024 annual financial statements and have applied this standard using the retrospective method. For further information, refer to the Segments section in Note 1 “Summary of Significant Accounting Policies”.

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2024 and 2023 is summarized below:

	December 31, 2024	December 31, 2023
	(in thousands)
Unsecured
Senior unsecured securities	$16,046,662	$16,329,605
Term financings	3,628,600	1,628,400
Revolving credit facility	170,000	1,100,000
Total unsecured debt financing	19,845,262	19,058,005
Secured
Term financings	354,208	100,471
Export credit financing	190,437	204,984
Total secured debt financing	544,645	305,455

Total debt financing	20,389,907	19,363,460
Less: Debt discounts and issuance costs	(179,922)	(180,803)
Debt financing, net of discounts and issuance costs	$20,209,985	$19,182,657

At December 31, 2024, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test.

Senior unsecured securities (including Medium-Term Note Program)

As of December 31, 2024 and 2023, the Company had $16.0 billion and $16.3 billion in senior unsecured securities outstanding, respectively.

During the year ended December 31, 2024, the Company issued (i) $500.0 million in aggregate principal amount of 5.10% Medium-Term Notes due 2029, (ii) Canadian dollar (“C$”) denominated debt of C$400.0 million in additional aggregate principal amount of 5.40% Medium-Term Notes due 2028 (“2024 C$ notes”), (iii) Euro (“€”) denominated debt of €600.0 million in aggregate principal amount of 3.70% Medium-Term Notes due 2030 (“2024 € notes”), (iv) $600.0 million in aggregate principal amount of 5.30% Medium-Term Notes due 2026 and (v) $600.0 million in aggregate principal amount of 5.20% Medium-Term Notes due 2031. The 2024 C$ notes issued in 2024 have the same terms as, and constitute a single tranche with, the C$500.0 million aggregate principal amount of 5.40% Medium-Term Notes issued in November 2023. The Company effectively hedged the C$ notes and € notes foreign currency exposure on these transactions through cross currency swaps that convert the borrowings to a fixed U.S. dollar rate of 5.95% and 5.441%, respectively. The swaps have been designated as cash flow hedges with changes in the fair value of the derivative recognized in other comprehensive income/(loss). See Note 13. “Fair Value Measurements” for additional details on the fair value of the swaps.

Unsecured syndicated revolving credit facility

As of December 31, 2024 and 2023, the Company had $0.2 billion and $1.1 billion, respectively, outstanding under its unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2024, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, extended the final maturity date from May 5, 2027 to May 5, 2028 and amended the total revolving commitments thereunder to approximately $7.8 billion as of May 5, 2024. As of February 13, 2025, lenders held revolving commitments totaling approximately $7.5 billion that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027, $210.0 million that mature on May 5, 2026 and commitments totaling $25.0 million that mature on May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

Unsecured term financings

As of December 31, 2024 and 2023, the outstanding balance on the Company’s unsecured term financings was $3.6 billion and $1.6 billion, respectively.

In August 2024, the Company amended its existing $750.0 million term loan that, among other things, increased the aggregate term loan commitments by an additional $500.0 million and reduced the interest rate applicable to borrowings. Under the terms of the loan agreement, the Company had the ability to set the funding date of the additional commitments, subject to an outside funding date of November 15, 2024. The Company elected to borrow the additional $500.0 million on October 1, 2024. As amended, the term loan bears interest at a floating rate of one-month Term SOFR plus 1.20% plus a credit spread adjustment of 0.10% and has a final maturity on November 24, 2026. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility. As of December 31, 2024, the Company had $1.25 billion in borrowings outstanding under the term loan.

In December 2024, the Company entered into a $966.5 million unsecured term loan with a three-year maturity bearing interest at one-month Term SOFR plus a margin of 1.125%, subject to adjustment based on our credit rating. Under the terms of the loan agreement, the Company has the ability to set the funding date of the additional commitments up to $33.5 million, subject to an outside funding date of June 13, 2025. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility.

In addition, in 2024, the Company also entered into six other unsecured term facilities, with aggregate commitments totaling $965.0 million with terms of one to five years, bearing interest at a floating rate of one-month SOFR plus 1.02% to one-month SOFR plus 1.40%.

Secured debt financings

In August 2024, the Company entered into a $267.3 million secured term loan with a final maturity on July 31, 2031 bearing interest at a floating rate of one-month Term SOFR plus 1.35%. As of December 31, 2024, the Company had pledged six aircraft as collateral with a net book value of $344.9 million. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility.

As of December 31, 2024, the Company had an outstanding balance of $544.6 million in secured debt financings, including the secured term loan mentioned above, and had pledged ten aircraft as collateral with a net book value of $772.7 million. As of December 31, 2023, the Company had an outstanding balance of $305.5 million in secured debt financings and pledged four aircraft as collateral with a net book value of $445.9 million. All of the Company’s secured obligations as of December 31, 2024 and 2023 were recourse in nature to the Company.

Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness.

Maturities of debt outstanding as of December 31, 2024 are as follows:

(in thousands)
Years ending December 31,
2025	$2,916,903
2026	5,795,614
2027	3,793,220
2028	3,264,169
2029	1,071,769
Thereafter	3,548,232
Total	$20,389,907

Note 3. Interest Expense
The following table shows the components of interest for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands)
Interest on borrowings	$824,386	$698,003	$532,579
Less capitalized interest	(42,390)	(43,093)	(39,655)
Interest	781,996	654,910	492,924
Amortization of discounts and deferred debt issue costs	54,823	54,053	53,254
Interest expense	$836,819	$708,963	$546,178

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the year ended December 31, 2024:

(in thousands)
Net book value as of December 31, 2023	$26,231,208
Purchase of aircraft	5,010,146
Depreciation	(1,143,761)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(1,821,084)
Transfer of flight equipment to investment in sales-type lease	(106,043)
Net book value as of December 31, 2024	$28,170,466

Accumulated depreciation as of December 31, 2024	(5,998,453)

Update on Russian fleet

As previously disclosed in the Company’s filings with the U.S. Securities and Exchange Commission, in June 2022, the Company and certain of its subsidiaries submitted insurance claims to the insurers on its aviation insurance policies to recover losses relating to aircraft detained in Russia for which the Company recorded a net write-off of its interests in its owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. In December 2022, the Company filed suit in the Los Angeles County Superior Court of the State of California against its aviation insurance carriers in connection with its previously submitted insurance claims for which a jury trial has been set for April 17, 2025.

In January 2024, the Company and certain of its subsidiaries filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia. The lawsuit against the Airlines’ Insurers remains in the early stages and no trial date has been set.

During the year ended December 31, 2023, we recognized a net benefit of approximately $67.0 million from the settlement of insurance claims under S7’s insurance policies in respect of three A320-200 and one A321-200 aircraft in our owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine in February 2022; however, the Company continues to have significant claims against its aviation insurance carriers and will continue to vigorously pursue all available insurance claims and its related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any future insurance and related recoveries and the outcome of the Company’s ongoing insurance litigation remain uncertain at this time.

As of February 13, 2025, 16 aircraft previously included in the Company’s owned fleet are still detained in Russia. We have not been able to complete any settlements with Russian airlines or insurers since December 2023 and do not currently see a path forward to completing any such settlements.

Note 5. Flight Equipment Held for Sale

As of December 31, 2024, the Company had 30 aircraft, with a carrying value of $951.2 million, which were classified as held for sale and included in Other assets on the Consolidated Balance Sheets. The Company expects the sale of all 30 aircraft to be completed during 2025. During the year ended December 31, 2024, the Company received an aggregate of $352.3 million in purchase deposits pursuant to sale agreements related to nine of the 30 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

During the year ended December 31, 2024, the Company transferred 55 aircraft from flight equipment subject to operating lease to flight equipment held for sale and completed the sale of 39 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2023, the Company had 14 aircraft, with a carrying value of $605.1 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company received an aggregate of $305.8 million in purchase deposits pursuant to sale agreements related to six of the 14 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

The following table summarizes the activities of the Company’s flight equipment held for sale for the year ended December 31, 2024 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2023	$605,104
Flight equipment subject to operating leases reclassified to flight equipment held for sale	1,821,084
Aircraft sales	(1,475,007)
Flight equipment held for sale as of December 31, 2024	$951,181

Note 6. Shareholders’ Equity

The Company authorized for issuance up to 500,000,000 shares of Class A common stock, $0.01 par value at December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company had 111,376,884 and 111,027,252 Class A common shares issued and outstanding, respectively. The Company authorized for issuance up to 10,000,000 shares of Class B common stock, $0.01 par value at December 31, 2024 and December 31, 2023. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of December 31, 2024 or December 31, 2023.

The Company authorized for issuance up to 50,000,000 shares of preferred stock, $0.01 par value, at December 31, 2024 and December 31, 2023. As of December 31, 2024, the Company did not have any shares of 6.15% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), $0.01 par value, issued and outstanding. As of December 31, 2023, the Company had 10.0 million shares of 6.15% Series A Preferred Stock, $0.01 par value, issued and outstanding with an aggregate liquidation preference of $250.0 million ($25.00 per share). As of December 31, 2024 and 2023, the Company had 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share) and 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

In September 2024, the Company issued 300,000 shares of Series D Preferred Stock (the “Series D Preferred Stock”). The Company will pay dividends on the Series D Preferred Stock only when, as and if declared by the board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 6.00% through December 15, 2029, and payable quarterly in arrears beginning on December 15, 2024, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 2.560% per reset period from December 15, 2029 and reset every five years and payable quarterly in arrears; provided, that the dividend rate per annum during any reset period will not reset below 6.00% (which equals the initial dividend rate per annum on the Series D Preferred Stock).

On October 17, 2024, the Company redeemed all outstanding shares of its Series A Preferred Stock at a redemption price of $25.00 per share, plus $0.187219 per share in declared and unpaid dividends to but excluding the redemption date. The redemption price paid in excess of the carrying value of Series A Preferred Stock of $7.9 million was included as a non-cash deemed dividend on redemption of preferred stock in our net income attributable to common stockholders on the consolidated statement of operations and other comprehensive income for the year ended December 31, 2024. The deemed dividend relates to initial costs related to the issuance of our Series A Preferred Stock. Following the redemption, all previously authorized shares of the Series A Preferred Stock resumed the status of undesignated shares of the Company’s preferred stock, par value $0.01 per share.

The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2024 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2024	Liquidation Preference as of December 31, 2024(1)	Issue Date	Dividend Rate in Effect at December 31, 2024(2)	Next dividend rate reset date	Dividend rate after reset date(3)
Series B	300,000	$300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.000%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%
Total	900,000	$900,000

(1) The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock each have a redemption price of $1,000.00 per share, plus any declared and unpaid dividends to, but excluding, the redemption date without accumulation of any undeclared dividends.

(2) Dividends on preferred stock are discretionary and non-cumulative. When declared dividends on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are reset every five years and payable quarterly in arrears.

(3) With respect to the Series D Preferred Stock, the dividend rate during any reset period is subject to a 6.00% floor.

Note 7. Rental Income
At December 31, 2024, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of December 31, 2024, are as follows:

(in thousands)
Years ending December 31,
2025	$2,569,710
2026	2,458,787
2027	2,254,465
2028	2,067,299
2029	1,855,132
Thereafter	7,088,866
Total	$18,294,259
The Company recorded $80.4 million, and $167.3 million in overhaul revenue based on its lessees’ usage of the aircraft for the years ended December 31, 2024 and 2023, respectively.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of the Company’s owned aircraft, as of December 31, 2024:

Aircraft Type	2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100	—	—	—	—	—	7	7
Airbus A220-300	—	—	2	—	—	20	22
Airbus A320-200	8	3	1	—	1	10	23
Airbus A320-200neo	—	—	3	4	3	13	23
Airbus A321-200	1	4	3	6	5	—	19
Airbus A321-200neo	—	1	6	7	10	84	108
Airbus A330-200	2	2	—	1	7	1	13
Airbus A330-300	1	1	1	1	1	—	5
Airbus A330-900neo	—	1	—	—	1	26	28
Airbus A350-900	—	1	1	1	—	14	17
Airbus A350-1000	—	—	—	—	—	8	8
Boeing 737-700	2	—	—	—	—	—	2
Boeing 737-800	11	14	11	9	8	8	61
Boeing 737-8 MAX	—	2	2	4	1	50	59
Boeing 737-9 MAX	—	—	—	—	1	29	30
Boeing 777-200ER	—	—	1	—	—	—	1
Boeing 777-300ER	1	9	4	6	1	3	24
Boeing 787-9	—	1	2	3	2	18	26
Boeing 787-10	—	—	—	—	—	12	12
Embraer E190	—	—	—	—	—	1	1
Total	26	39	37	42	41	304	489

Note 8. Concentration of Risk

Geographical and credit risks

As of December 31, 2024, all of the Company’s Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 116 customers whose principal places of business are located in 58 countries as of December 31, 2024 compared to 119 lessees in 62 countries as of December 31, 2023.

Over 95% of the Company’s aircraft are operated internationally. The following table sets forth the regional concentration based on each airline's principal place of business of the Company’s flight equipment subject to operating leases based on net book value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,653,668	41.4%	$9,881,024	37.7%
Asia Pacific	10,077,621	35.8%	10,456,435	39.8%
Central America, South America, and Mexico	2,685,098	9.5%	2,361,089	9.0%
The Middle East and Africa	1,971,448	7.0%	2,062,420	7.9%
U.S. and Canada	1,782,631	6.3%	1,470,240	5.6%
Total	$28,170,466	100.0%	$26,231,208	100.0%

At December 31, 2024 and 2023, the Company owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2024		December 31, 2023
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	51	44.0%	50	42.0%
Asia Pacific	32	27.6%	34	28.6%
The Middle East and Africa	14	12.1%	15	12.6%
U.S. and Canada	11	9.5%	12	10.1%
Central America, South America and Mexico	8	6.8%	8	6.7%
Total	116	100.0%	119	100.0%

(1) A customer is an airline with its own operating certificate.

The following table sets forth the dollar amount and percentage of the Company’s Rental of flight equipment revenues from its flight equipment subject to operating leases attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Asia Pacific	$1,004,202	40.4%	$1,156,837	46.7%	$1,067,270	48.2%
Europe	944,637	38.0%	769,407	31.1%	611,091	27.6%
The Middle East and Africa	206,846	8.3%	262,554	10.6%	251,243	11.3%
Central America, South America and Mexico	189,919	7.6%	156,275	6.3%	141,638	6.4%
U.S. and Canada	142,351	5.7%	132,534	5.3%	143,266	6.5%
Total	$2,487,955	100.0%	$2,477,607	100.0%	$2,214,508	100.0%

For the year ended December 31, 2024, no individual country represented at least 10% of the Company’s rental revenue based on each airline’s principal place of business; however, for the years ended December 31, 2023 and 2022, China was the only individual country that represented at least 10% of the Company’s rental revenue based on each airline’s principal place of business, with rental revenues of $330.8 million and $360.0 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, no individual airline contributed more than 10% to the Company’s rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 9. Income Tax
The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$37,405	$—	$—
State	3,209	2,195	113
Foreign	1,918	3,463	1,750
Deferred:
Federal	16,548	309,614	(43,414)
State	36	343	(190)
Foreign	46,437	(176,603)	—
Income tax expense/(benefit)	$105,553	$139,012	$(41,741)

Income/(loss) before taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Domestic	$415,001	$658,023	$(189,849)
Foreign	118,256	95,611	51,084
Income/(loss) before taxes	$533,257	$753,634	$(138,765)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Income taxes at statutory federal rate	$111,984	21.0%	$158,264	21.0%	$(29,141)	21.0%
Effect of rates different than statutory	(12,287)	(2.3)	(18,917)	(2.5)	(10,728)	7.7
Foreign tax credit	(9,668)	(1.8)	(10,252)	(1.4)	(8,274)	6.0
Section 162(m) limitation	5,083	0.9	4,349	0.6	3,913	(2.8)
Foreign income taxes	1,912	0.4	3,371	0.5	1,750	(1.3)
State income taxes, net of federal income tax effect and other	2,564	0.5	2,005	0.2	(61)	0.1
Other	5,965	1.1	192	0.1	800	(0.6)
Income tax expense/(benefit)	$105,553	19.8%	$139,012	18.5%	$(41,741)	30.1%

As of December 31, 2024 and 2023, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred tax assets
Net operating losses	$561,287	$491,684
Interest expense limitation	319,546	209,493
Foreign tax credit	—	64,945
Rents received in advance	22,492	27,642
Other	23,979	24,456
Total deferred tax assets	927,304	818,220

Deferred tax liabilities
Aircraft depreciation	$(1,919,687)	$(1,696,839)
Effects of foreign jurisdiction deferred taxes	(148,114)	(177,879)
Straight-line rents	(31,785)	(47,460)
Total deferred tax liabilities	$(2,099,586)	$(1,922,178)

Net deferred tax assets/(liabilities)	$(1,172,282)	$(1,103,958)

The Company had deferred tax assets related to interest expense that was limited for federal income tax purposes of $319.5 million as of December 31, 2024, which are available indefinitely to offset taxable income in future periods. The Company also has utilized all deferred tax assets related to foreign tax credits for federal income tax purposes as of December 31, 2024.

As of December 31, 2024, the Company has a net operating loss (“NOL”) for foreign income tax and for state income tax purposes of $560.0 million (tax-effected) and $1.6 million (tax-effected, excluding the federal benefit), respectively, which are available to offset taxable income in future periods. The Company’s NOL carryforward expire in the following periods:

NOL Carryforwards (tax effected)
(in thousands)
2024-2028	$—
Thereafter	561,287
Total carryforwards	$561,287

As of December 31, 2024, the Company has deferred tax assets of $148.1 million included in Other assets in the Company’s consolidated balance sheet. The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2024 and 2023 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether forecasted income, together with reversals of existing deferred tax liabilities, and tax planning strategies will be sufficient to recover the deferred tax assets and tax credits in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2024 and 2023, the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by major tax jurisdictions for the 2020 tax year and forward. The Internal Revenue Service completed its audit of tax years 2019 to 2020 with no adjustments.

Note 10. Commitments and Contingencies
Aircraft Acquisition
As of December 31, 2024, the Company had commitments to acquire a total of 269 new aircraft for delivery through 2029, with an estimated aggregate commitment of $17.1 billion.
The table is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for most of the aircraft in its orderbook. The Company remains in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, the Company is currently unable to determine the full impact of these delays.
Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	14	6	12	12	2	—	46
Airbus A320/321neo(1)	7	23	57	40	4	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	2	4	1	—	7
Boeing 737-7/8/9 MAX	27	20	21	2	—	—	70
Boeing 787-9/10	8	5	1	—	—	—	14
Total(2)	56	55	93	58	7	—	269

(1) The Company's Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.
Pursuant to its purchase agreements with Airbus and Boeing, the Company agrees to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with both Airbus and Boeing.

The FAA has continued to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved. In addition, the Boeing labor strike near the end of 2024 further negatively impacted the production and delivery of Boeing aircraft. The Company expects its Boeing deliveries will continue to be delayed and is unable to estimate the duration of delays or the impact on our Boeing orderbook. The residual impacts of the Boeing labor strike have impacted and may continue to impact the broader aviation supply chain.

The Company’s purchase agreements with Airbus and Boeing generally provide each of the Company and the manufacturers with cancellation rights for delivery delays starting at one year after the original contractual delivery date, regardless of cause. In addition, our lease agreements generally provide each of the Company and the lessees with cancellation rights related to certain aircraft delivery delays that typically parallel the cancellation rights in the Company’s purchase agreements.

As a result of continued manufacturing delays and supply chain constraints described herein, the Company’s aircraft delivery schedule could continue to be subject to material changes and delivery delays are expected to extend for at least the next three to four years.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate purchase price (including adjustments for anticipated inflation) of approximately $17.1 billion as of December 31, 2024 are as follows:

(in thousands)
Years ending December 31,
2025	$4,310,840
2026	3,661,676
2027	5,479,867
2028	3,256,284
2029	414,700
Thereafter	—
Total	$17,123,367

The Company has made non-refundable deposits on flight equipment purchases of $0.8 billion and $1.2 billion as of December 31, 2024 and 2023, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 11. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of December 31, 2024, the Company did not have any Class B Non-Voting common stock outstanding.

Diluted earnings per share takes into account the potential conversion of stock options, restricted stock units, and warrants using the treasury stock method and convertible notes using the if-converted method. For the years ended December 31, 2024, and December 31, 2023, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. Since the Company was in a loss position for the year ended December 31, 2022, diluted net loss per share is the same as basic net loss per share for the period as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the year ended December 31, 2022, the Company excluded 361,186 potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,047,068, 965,788, and 976,509 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2024, 2023, and 2022, respectively.

The following table sets forth the reconciliation of basic and diluted earnings/(loss) per share:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands, except share and per share amounts)
Basic earnings/(loss) per share:
Numerator
Net income/(loss)	$427,704	$614,622	$(97,024)
Preferred stock dividends	(55,631)	(41,700)	(41,700)
Net income/(loss) attributable to common stockholders	$372,073	$572,922	$(138,724)
Denominator
Weighted-average common shares outstanding	111,325,481	111,005,088	111,626,508
Basic earnings/(loss) per share	$3.34	$5.16	$(1.24)
Diluted earnings/(loss) per share:
Numerator
Net income/(loss)	$427,704	$614,622	$(97,024)
Preferred stock dividends	(55,631)	(41,700)	(41,700)
Net income/(loss) attributable to common stockholders	$372,073	$572,922	$(138,724)
Denominator
Number of shares used in basic computation	111,325,481	111,005,088	111,626,508
Weighted-average effect of dilutive securities	543,905	433,501	—
Number of shares used in per share computation	111,869,386	111,438,589	111,626,508
Diluted earnings/(loss) per share	$3.33	$5.14	$(1.24)

Note 12. Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of December 31, 2024, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,749,209. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of total shareholder return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

The Company recorded $33.9 million, $34.6 million, and $15.6 million of stock-based compensation expense related to RSUs for the years ended December 31, 2024, 2023, and 2022, respectively. For the year ended December 31, 2022, the Company reduced the underlying vesting estimates of certain book value RSUs as the performance criteria were no longer considered probable of being achieved.

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

During the year ended December 31, 2024, the Company granted 827,980 RSUs of which 133,438 were TSR RSUs and 308,421 were book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the year ended December 31, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested at December 31, 2023	1,607,575	$46.44
Granted	827,980	$41.56
Vested(1)	(591,381)	$44.95
Forfeited/canceled	(123,224)	$50.61
Unvested at December 31, 2024	1,720,950	$44.30
Expected to vest after December 31, 2024	1,918,112	$44.19

(1) During the year ended December 31, 2024, 247,258 performance based RSUs and 344,123 time-based RSUs vested.

At December 31, 2024, the outstanding RSUs are expected to vest as follows: 2025—665,376; 2026—771,158; and 2027—481,578.

As of December 31, 2024, there was $29.6 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.59 years.

Note 13. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of December 31, 2024, the estimated fair value of three of the Company’s foreign currency swaps were, in the aggregate, a derivative liability of $38.8 million. As of December 31, 2023, the estimated fair value of two of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $17.0 million. Derivative assets are included in Other assets on the Company’s Consolidated Balance Sheets while derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2024 was $20.1 billion compared to a book value of $20.4 billion. The estimated fair value of debt financing as of December 31, 2023 was $18.7 billion compared to a book value of $19.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2024, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2024 and 2023 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 14. Aircraft Under Management

As of December 31, 2024, the Company managed 60 aircraft across three aircraft management platforms. The Company managed 31 aircraft through the Blackbird investment funds, 28 aircraft through its Thunderbolt platform and one aircraft on behalf of a financial institution.

As of December 31, 2024, the Company managed 31 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of December 31, 2024, the Company's non-controlling interests in each fund was 9.5% and are accounted for under the equity method of accounting. The Company's investment in these funds aggregated $71.6 million and $69.4 million as of December 31, 2024 and 2023, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of December 31, 2024, the Company managed 28 aircraft across two separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of each of December 31, 2024 and 2023 and is included in Other assets on the Consolidated Balance Sheets.

On November 6, 2023, Thunderbolt I entered into an agreement to sell all aircraft in its portfolio, consisting of 13 aircraft. During the year ended December 31, 2024, the sale of all 13 aircraft was completed. As servicer of Thunderbolt I, the Company facilitated the sale and transfer of the aircraft.

Finally, the Company also manages aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution.

Note 15. Net Investment in Sales-type Lease

As of December 31, 2024, the Company had sales-type leases for 15 aircraft and one engine. As of December 31, 2023, the Company had sales-type leases for 12 aircraft in its owned fleet.

Net investment in sales-type leases are included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following (in thousands):

December 31, 2024
Future minimum lease payments to be received	$365,729
Estimated residual values of leased flight equipment	$133,680
Less: Unearned income	$(66,361)
Net Investment in Sales-type Lease	$433,048

As of December 31, 2024, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2025	$40,731
2026	40,731
2027	40,731
2028	40,731
2029	40,731
Thereafter	162,074
Total	$365,729

Note 16. Subsequent Events

On January 21, 2025, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $2.0 billion. As of February 13, 2025, the Company had $330.0 million in outstanding borrowings under the commercial paper program at a weighted average interest rate of 4.74%.

On February 11, 2025, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.22	March 18, 2025	April 7, 2025
Series B Preferred Stock	$11.625	February 28, 2025	March 15, 2025
Series C Preferred Stock	$10.3125	February 28, 2025	March 15, 2025
Series D Preferred Stock	$15.00	February 28, 2025	March 15, 2025

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

2025 Annual Cash Bonus Plan

On February 11, 2025, the Board of Directors (the “Board”) of the Company, acting on the recommendation of the Leadership Development and Compensation Committee of the Board (the “Committee”), approved and adopted the 2025 Air Lease Corporation

Annual Cash Bonus Plan (the “Plan”), effective February 11, 2025, which replaces the Company’s 2018 Air Lease Corporation Annual Cash Bonus Plan.

The purpose of the Plan is to provide annual cash awards (“Incentive Awards”) to certain officers of the Company that recognize and reward the achievement of individual and corporate performance goals.

All officers of the Company and its subsidiaries (other than those officers who are participants in another annual cash bonus plan that may be established by the Company for such officers) are eligible to participate in the Plan, but only if designated by the Committee in its sole discretion (each, a “Participant”).

Air Lease Corporation 2025 Annual Cash Bonus Plan

The following brief description of the key terms of the Plan is qualified in its entirety by reference to the Plan, filed as Exhibit 10.227 hereto and incorporated herein by reference.

•The Plan will be administered by the Committee provided that the Committee may authorize one or more officers to perform any or all things that the Committee is authorized to perform under the Plan in accordance with the terms of the Plan, except that the Committee shall administer the Plan with respect to the Company’s Chief Executive Officer, Executive Chairman and the other executive officers of the Company who are subject to Section 16 of the Securities Exchange Act of 1934 and will not delegate its authority with regards to these officers.

•Participants have the opportunity to receive a cash payment subject to the terms and conditions of the Plan and the attainment of performance goals. Unless otherwise determined by the Committee, the performance goals and performance criteria for each performance period will be established by the Committee not later than 90 days after commencement of the performance period for which the Incentive Award is granted and the performance period will be the Company’s fiscal year, unless otherwise determined by the Committee. Participant’s Incentive Award will be based on a specified percentage, as determined by the Committee, of Participant’s annual base salary; provided that the Committee shall retain discretion, on such basis as it deems appropriate, to reduce or increase the amount of such Incentive Award or to decline to make any one or more Incentive Awards.

•As soon as practicable after the end of the performance period, the Committee will determine the amount of the Incentive Award to be paid to each Participant, based on the attainment of the performance goals as determined by the Committee in its sole discretion. The Committee may adjust the performance goals and other provisions applicable to Incentive Awards to the extent, if any, it determines that the adjustment is necessary or advisable to preserve the intended incentives and benefits as provided by the terms of the Plan. A Participant’s Incentive Award may be prorated in certain circumstances as provided by the terms of the Plan, unless otherwise determined by the Committee.

•Payments will be made as soon as reasonably practicable after determination of the amounts of the Incentive Awards by the Committee (and in all events within the short-term deferral period under Section 409A of the Code). Except as provided by the Plan, a Participant does not earn, and shall have no right to receive, any award payment under the Plan until that award is paid. Payment of an Incentive Award to a Participant shall be conditioned upon a Participant’s employment by the Company on the payment date of such Incentive Award. To the extent that a Participant is entitled to any additional (or greater) Incentive Award payment in connection with any termination of employment pursuant to the terms of an Individual Agreement, as defined in the Company’s 2023 Equity Incentive or any successor omnibus equity incentive plan then in effect (“Equity Plan”), the terms of such Individual Agreement shall apply to the Participant’s Incentive Award. In all other cases, a Participant shall be entitled to a pro-rated Incentive Award, in an amount, if any, as provided under the terms of the Plan which terms are the same as the terms of determination of severance payments under the Company’s Executive Severance Plan, in the event of termination of employment by reason of death, Disability (as defined in the Equity Plan), by the Company without Cause (as defined in the Equity Plan), other than within twenty-four (24) months following a Change in Control (as defined in the Equity Plan) or by the Company without Cause or by the Participant for Good Reason (as defined in the Plan), in each case within twenty-four (24) months following a Change in Control. In addition, if the employment of a Participant terminates (other than by the Company for Cause) with at least three months’ notice of intention to retire by the Participant (i) at or after age 60, (ii) after 10 years of service to the Company and/or its Subsidiaries or Affiliates (each as defined in the Plan), and (iii) upon approval in writing by the Committee in its sole discretion, based on such criteria as the Committee may determine at the time of such termination (“Retirement”), the Participant shall be eligible to receive a prorated Incentive Award for the year of termination, based on actual performance for the applicable performance period and such award will be paid at the time such awards are paid to other Participants.

•The Committee may at any time, with or without notice, terminate, suspend or modify, in whole or in part, the Plan prospectively or retroactively, without notice or obligation for any reason (subject to certain limitations). In addition, there is no obligation to extend the Plan or establish a replacement plan in subsequent years.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Information about our Executive Officers”, the other information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 30, 2025, and is incorporated herein by reference.
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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of Air Lease Corporation’s securities that applies to all of our directors, officers, employees, any other persons, such as contractors or consultants whom our General Counsel designates as subject to the Insider Trading Policy, as well as Related Persons (as defined in the Insider Trading Policy). We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K below, will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Air Lease Corporation 2014 Equity Incentive Plan and Air Lease Corporation 2023 Equity Incentive Plan as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,749,209
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,749,209

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

3.    Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018
3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019	8-A	001-35121	3.2	March 4, 2019
3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021
3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021
3.6	Certificate of Designations with respect to the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, dated September 23, 2024, filed with the Secretary of State of Delaware and effective on September 23, 2024.	8-K	001-35121	3.1	September 24, 2024
3.7	Certificate of Elimination relating to the Series A Preferred Stock, dated October 17, 2024.	8-K	001-35121	3.1	October 17, 2024
4.1	Description of Capital Stock				Filed herewith
4.2	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.3	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.4	Form of Stock Certificate representing the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	8-K	001-35121	4.1	March 2, 2021
4.5	Form of Stock Certificate representing the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-35121	4.1	October 13, 2021
4.6	Form of Certificate representing the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D.	8-K	001-35121	4.1	September 24, 2024
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012
4.8	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.2	March 8, 2017
4.9	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.3	November 20, 2017
4.10	Seventeenth Supplemental Indenture, dated as of January 16, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.250% Senior Notes due 2025	8-K	001-35121	4.3	January 16, 2018
4.11	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028	8-K	001-35121	4.3	September 17, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.12	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”)	S-3/A	333-224828	4.4	November 20, 2018
4.13	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
4.14	Form of 2018 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018
4.15	Form of 2018 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018
4.16	Form of 2021 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 7, 2021
4.17	Form of 2021 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 7, 2021
4.18	Form of 2024 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 6, 2024
4.19	Form of 2024 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 6, 2024
4.20	Form of Note representing Air Lease Corporation’s €600,000,000 aggregate principal amount of 3.700% Medium-Term Notes, Series A, due April 15, 2030.	8-A12B	001-35121	4.1	March 27, 2024
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
10.1	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-Q	001-35121	10.5	May 8, 2014
10.2	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.1	June 2, 2015
10.3	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015
10.4	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.7	February 25, 2016
10.5	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.8	February 25, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016
10.7	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.2	June 1, 2016
10.8	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.10	February 23, 2017
10.9	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 23, 2017
10.10	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 23, 2017
10.11	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	May 4, 2017
10.12	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.4	May 4, 2017
10.13	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 4, 2017
10.14	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.8	November 9, 2017
10.15	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 3, 2018
10.16	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 22, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 22, 2018
10.18	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.10	May 10, 2018
10.19	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	November 8, 2018
10.20	New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.22	February 21, 2019
10.21	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.23	February 21, 2019
10.22	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.24	February 21, 2019
10.23	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 9, 2019
10.24	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 9, 2019
10.25	Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	August 8, 2019
10.26	New Lender Supplement, dated January 23, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.28	February 14, 2020
10.27	New Lender Supplement, dated March 5, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.1	May 7, 2020

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28	New Lender Supplement, dated February 2, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.31	February 22, 2021
10.29	Sixth Amendment and Extension Agreement, dated April 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2021
10.30	New Lender Supplement, dated September 10, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	November 4, 2021
10.31	New Lender Supplement, dated November 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.31	February 17, 2022
10.32	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.32	February 17, 2022
10.33	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.33	February 17, 2022
10.34	Seventh Amendment and Extension Agreement, dated April 26, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	May 5, 2022
10.35	Lender Extension Supplement, dated June 3, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	August 4, 2022
10.36	New Lender Supplement, dated June 27, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	August 4, 2022
10.37	New Lender Supplement, dated January 3, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.37	February 16, 2023
10.38	Commitment Increase Supplement, dated March 30, 2023, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	May 5, 2023

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.39	Eighth Amendment and Extension Agreement, dated April 25, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 26, 2023
10.40	New Lender Supplement, dated October 13, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, as amended.	10-Q	001-35121	10.2	November 6, 2023
10.41	New Lender Supplement, dated December 15, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, as amended.	10-K	001-35121	10.41	February 15, 2024
10.42	Ninth Amendment and Extension Agreement, dated April 29, 2024, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2024
10.43	Credit Agreement, dated as of December 13, 2024 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrowers, the several lenders from time to time party thereto, and Sumitomo Mitsui Trust Bank, Limited. New York Branch, as Administrative Agent.	8-K	001-35121	10.1	December 18, 2024
10.44	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto.	8-K	001-35121	10.1	January 21, 2025
10.45	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 7, 2013
10.46†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.47†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.48†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.49†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016
10.50†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.51†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017
10.52†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.53†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.54†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 8, 2018
10.55†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 8, 2018
10.56†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 9, 2019
10.57†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 9, 2019
10.58†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03659, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.43	February 14, 2020
10.59†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03659, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	May 7, 2020
10.60†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03659, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 5, 2022
10.61†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03659, dated June 18, 2023, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.12	August 3, 2023
10.62†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03659, dated September 5, 2024 by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.2	November 7, 2024
10.63†	A350XWB Family Purchase Agreement, dated February 1, 2013, by and between Air Lease Corporation and Airbus S.A.S. ("A350XWB Family Purchase Agreement")	10‑Q	001‑35121	10.2	May 9, 2013
10.64†	Amendment No. 1 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 7, 2015
10.65†	Amendment No. 2 to the A350XWB Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	May 7, 2015
10.66†	Amendment No. 3 to the A350XWB Family Purchase Agreement, dated September 8, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 5, 2015
10.67†	Amendment No. 4 to the A350XWB Family Purchase Agreement, dated April 14, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.15	August 4, 2016
10.68†	Amendment No. 5 to the A350XWB Family Purchase Agreement, dated May 25, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.16	August 4, 2016
10.69†	Amendment No. 6 to the A350XWB Family Purchase Agreement, dated July 18, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.28	February 23, 2017
10.70†	Amendment No. 7 to A350XWB Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2017
10.71†	Amendment No. 8 to A350XWB Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.37	February 22, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.72†	Amendment No. 9 to A350XWB Family Purchase Agreement, dated June 1, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 9, 2018
10.73†	Amendment No. 10 to A350XWB Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.47	February 21, 2019
10.74†	Amendment No. 11 to the Airbus A350XWB Family Purchase Agreement, dated May 15, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 8, 2019
10.75†	Amendment No. 12 to A350XWB Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.56	February 14, 2020
10.76†	Amendment No. 13 to A350XWB Family Purchase Agreement, dated February 21, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 7, 2020
10.77†	Amendment No. 14 to the A350XWB Family Purchase Agreement, dated June 30, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 6, 2020
10.78†	Amendment No. 15 to the A350XWB Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 9, 2020
10.79†	Amendment No. 16 to the A350XWB Family Purchase Agreement, dated October 29, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.65	February 17, 2022
10.80†	Amendment No. 17 to the A350XWB Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.66	February 17, 2022
10.81†	Amendment No. 18 to the A350XWB Family Purchase Agreement, dated January 11, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	May 5, 2022
10.82†	Amendment No. 19 to the A350XWB Family Purchase Agreement, dated October 12, 2023, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.78	February 15, 2024
10.83†	Amendment and Restatement Agreement of Letter Agreement No. 1 to Amendment No. 10 to the Airbus A350 Family Purchase Agreement, dated April 26, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 8, 2019
10.84†	Amendment and Restatement Agreement of Letter Agreement No. 2 to Amendment No. 10 to the A330-900neo PA, dated July 7, 2021, for Model A330-900 Aircraft.	10-Q	001-35121	10.2	November 4, 2021
10.85†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 7, 2013
10.86†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.12	May 4, 2017
10.87†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 7, 2013
10.88†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014
10.89†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.13	May 4, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.90†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.91†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.92†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.93†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.14	May 4, 2017
10.94†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.15	May 4, 2017
10.95†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 3, 2017
10.96†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 3, 2017
10.97†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	August 3, 2017
10.98†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	August 3, 2017
10.99†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 9, 2017
10.100†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.5	November 9, 2017
10.101†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 8, 2018
10.102†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 10, 2018
10.103†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 8, 2018
10.104†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.67	February 21, 2019
10.105†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.68	February 21, 2019
10.106†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 9, 2019
10.107†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 9, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.108†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	August 9, 2019
10.109†	Supplemental Agreement No. 24 to Purchase Agreement No. PA-03791, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.82	February 14, 2020
10.110†	Supplemental Agreement No. 25 to Purchase Agreement No. PA-03791, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	May 7, 2020
10.111†	Supplemental Agreement No. 26 to Purchase Agreement No. PA-03791, dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.91	February 22, 2021
10.112†	Supplemental Agreement No. 27 to Purchase Agreement No. PA-03791, dated April 6, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 5, 2021
10.113†	Supplemental Agreement No. 28 to Purchase Agreement No. PA-03791, dated July 22, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 4, 2021
10.114†	Supplemental Agreement No. 29 to Purchase Agreement No. PA-03791, dated November 19, 2021, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.98	February 17, 2022
10.115†	Supplemental Agreement No. 30 to Purchase Agreement No. PA-03791, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	May 5, 2022
10.116†	Supplemental Agreement No. 31 to Purchase Agreement No. PA-03791, dated March 31, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	May 5, 2022
10.117†	Supplemental Agreement No. 32 to Purchase Agreement No. PA-03791, dated October 18, 2022, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.106	February 16, 2023
10.118†	Supplemental Agreement No. 33 to Purchase Agreement No. PA-03791, dated December 5, 2022, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.107	February 16, 2023
10.119†	Supplemental Agreement No. 34 to Purchase Agreement No. PA-03791, dated November 29, 2023, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.115	February 15, 2024
10.120†	Supplemental Agreement No. 35 to Purchase Agreement No. PA-03791, dated December 20, 2024, by and between Air Lease Corporation and The Boeing Company				Filed herewith
10.121†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.92	February 22, 2021
10.122†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.93	February 22, 2021
10.123†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”)	10-Q	001-35121	10.2	August 9, 2012
10.124†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.125†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.126†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.127†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.128†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.129†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.130†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.131†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.132†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.133†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.134†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.135†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.136†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.137†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.138†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.139†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.140†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017
10.141†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017
10.142†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.143†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.144†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.145†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.146†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.92	February 21, 2019
10.147†	Amendment No. 24 to A320 NEO Family Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.107	February 14, 2020
10.148†	Amendment No. 25 to A320 NEO Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.108	February 14, 2020
10.149†	Amendment No. 26 to A320 NEO Family Purchase Agreement, dated April 7, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 6, 2020
10.150†	Amendment No. 27 to A320 NEO Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 9, 2020
10.151†	Amendment No. 28 to A320 NEO Family Purchase Agreement, dated December 22, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.122	February 22, 2021
10.152†	Amendment No. 29 to A320 NEO Family Purchase Agreement, dated December 24, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.123	February 22, 2021
10.153†	Amendment No. 30 to A320 NEO Family Purchase Agreement, dated April 28, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 5, 2021
10.154†	Amendment No. 31 to A320 NEO Family Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 5, 2021
10.155†	Amendment No. 32 to A320 NEO Family Purchase Agreement, dated July 31, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 4, 2021
10.156†	Amendment No. 33 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.134	February 17, 2022
10.157†	Amendment No. 34 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.135	February 17, 2022
10.158†	Amendment No. 35 to A320 NEO Family Purchase Agreement, dated February 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 5, 2022
10.159†	Amendment No. 36 to A320 NEO Family Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	May 5, 2022
10.160†	Amendment No. 37 to A320 NEO Family Purchase Agreement, dated June 16, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 4, 2022
10.161†	Amendment No. 38 to A320 NEO Family Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.148	February 16, 2023

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.162†	Amendment No. 39 to A320 NEO Family Purchase Agreement, dated February 29, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 6, 2024
10.163†	Amendment No. 40 to A320NEO Family Purchase Agreement, dated April 15, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 1, 2024
10.164†	Amendment No. 41 to the A320 NEO Family Purchase Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 7, 2024
10.165†	Amendment No. 42 to the A320 NEO Family Purchase Agreement dated September 6, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	November 7, 2024
10.166†	Agreement dated June 20, 2023, by and between Airbus S.A.S. and Air Lease Corporation.	10-Q	001-35121	10.13	August 3, 2023
10.167†	Amendment No. 1 to the Agreement dated February 29, 2024, by and between Airbus S.A.S. and Air Lease Corporation.	10-Q	001-35121	10.3	May 6, 2024
10.168†	Amendment No. 2 to the Agreement dated April 15, 2024, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.	10-Q	001-35121	10.3	August 1, 2024
10.169†	Amendment No. 3 to Agreement dated July 24, 2024, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.	10-Q	001-35121	10.3	November 7, 2024
10.170†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.171†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.172†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017
10.173†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018
10.174†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018
10.175†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.98	February 21, 2019
10.176†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 9, 2019
10.177†	Amendment No. 7 to A330-900 NEO Purchase Agreement, dated August 8, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 7, 2019
10.178†	Amendment No. 8 to A330-900 NEO Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.117	February 14, 2020
10.179†	Amendment No. 9 to A330-900 NEO Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.118	February 14, 2020
10.180†	Amendment No. 10 to the A330-900 NEO Purchase Agreement, dated June 14, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 6, 2020

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.181†	Amendment No. 11 to the A330-900 NEO Purchase Agreement, dated August 31, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2020
10.182†	Amendment No. 12 to the A330-900 NEO Purchase Agreement, dated October 2, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.136	February 22, 2021
10.183†	Amendment No. 13 to the A330-900 NEO Purchase Agreement, dated December 24, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.137	February 22, 2021
10.184†	Amendment No. 14 to the A330-900 NEO Purchase Agreement, dated December 13, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.150	February 17, 2022
10.185†	Amendment No. 15 to the A330-900 NEO Purchase Agreement, dated December 20, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.151	February 17, 2022
10.186†	Amendment No. 16 to the A330-900 NEO Purchase Agreement, dated November 6, 2023, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.173	February 15, 2024
10.187†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.99	February 21, 2019
10.188†	Amendment No. 1 to Agreement, dated October 30, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.120	February 14, 2020
10.189†	Amendment No. 2 to Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.121	February 14, 2020
10.190†	Amendment No. 3 to Agreement, dated August 31, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.2	November 9, 2020
10.191†	Amendment No. 4 to Agreement, dated December 22, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.142	February 22, 2021
10.192†	Amendment No. 5 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.157	February 17, 2022
10.193†	Amendment No. 6 to Agreement, dated January 31, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	May 5, 2022
10.194†	Amendment No. 7 to Agreement, dated November 6, 2023, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.181	February 15, 2024
10.195†	Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.122	February 14, 2020
10.196†	Amendment No. 1 to Agreement, dated June 14, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	August 6, 2020
10.197†	Amendment No. 2 to Agreement, dated October 2, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.145	February 22, 2021
10.198†	Amendment No. 3 to Agreement, dated April 6, 2021, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.6	August 5, 2021
10.199†	Amendment No. 4 to Agreement, dated July 7, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 4, 2021
10.200†	Amendment No. 5 to the Agreement, dated July 31, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 4, 2021
10.201†	Amendment No. 6 to the Agreement, dated March 25, 2022, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 5, 2022
10.202†	Agreement, dated December 20, 2019, among Airbus S.A.S. and Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.123	February 14, 2020
10.203†	Amendment No. 1 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.165	February 17, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.204†	Amendment No. 2 to Agreement, dated January 11, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.1	May 5, 2022
10.205†	Amendment No. 3 to Agreement, dated November 6, 2023, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.192	February 15, 2024
10.206†	A220 Purchase Agreement, dated December 20, 2019, by and between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.124	February 14, 2020
10.207†	Amendment No. 1 to the A220 Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus Canada Limited Partnership	10-Q	001-35121	10.5	November 9, 2020
10.208†	Amendment No. 2 to the A220 Purchase Agreement, dated April 6, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	August 5, 2021
10.209†	Amendment No. 3 to the A220 Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.3	August 5, 2021
10.210†	Amendment No. 4 to the A220 Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-K	001-35121	10.170	February 17, 2022
10.211†	Amendment No. 5 to the A220 Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	May 5, 2022
10.212†	Amendment No. 6 to the A220 Purchase Agreement, dated July 15, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.1	November 3, 2022
10.213†	Amendment No. 7 to the A220 Purchase Agreement, dated August 31, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	November 3, 2022
10.214†	Amendment No. 8 to the A220 Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-K	001-35121	10.190	February 16, 2023
10.215†	Amendment No. 9 to the A220 Purchase Agreement, dated July 6, 2023, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.1	November 6, 2023
10.216†	Amendment No. 10 to the A220 Purchase Agreement, dated February 29, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.4	May 6, 2024
10.217†	Amendment No. 11 to the A220 Purchase Agreement, dated May 22, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.4	August 1, 2024
10.218†	Amendment No. 12 to the A220 Purchase Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.5	November 7, 2024
10.219†	Amendment and Restatement Agreement of Letter Agreement No. 1 to the A220 Purchase Agreement				Filed herewith
10.220†	Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 7, 2024
10.221†	2021 Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.171	February 17, 2022
10.222†	2024 Agreement, dated December 10, 2024, between Airbus Canada Limited Partnership and Air Lease Corporation				Filed herewith
10.223†	2024 Agreement, dated December 10, 2024, between Airbus Canada Limited Partnership and Air Lease Corporation				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.224†	2024 Agreement, dated December 20, 2024, between Airbus S.A.S and Air Lease Corporation				Filed herewith
10.225§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019	8-K	001-35121	10.3	June 7, 2019
10.226§	Air Lease Corporation Annual 2018 Cash Bonus Plan	8-K	001-35121	10.1	November 14, 2018
10.227§	Air Lease Corporation Annual 2025 Cash Bonus Plan				Filed herewith
10.228§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.229§	Air Lease Corporation 2023 Equity Incentive Plan	8-K	001-35121	10.1	May 5, 2023
10.230§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.231§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.3	August 9, 2018
10.232§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.3	May 10, 2018
10.233§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.1	May 10, 2018
10.234§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.2	May 10, 2018
10.235§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.4	May 4, 2017
10.236§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Non-employee Director Restricted Stock Units	10-Q	001-35121	10.3	August 3, 2023
10.237§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Non-employee Director Restricted Stock Units (Deferral)	10-Q	001-35121	10.4	August 3, 2023
10.238§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units	10-Q	001-35121	10.5	August 3, 2023
10.239§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units	10-Q	001-35121	10.6	August 3, 2023
10.240§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units	10-Q	001-35121	10.7	August 3, 2023
10.241§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)	10-Q	001-35121	10.8	August 3, 2023

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.242§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units	10-Q	001-35121	10.9	August 3, 2023
10.243§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units	10-Q	001-35121	10.10	August 3, 2023
10.244§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units	10-Q	001-35121	10.11	August 3, 2023
10.245§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units				Filed herewith
10.246§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units				Filed herewith
10.247§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units				Filed herewith
10.248§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)				Filed herewith
10.249§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units				Filed herewith
10.250§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units				Filed herewith
10.251§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units				Filed herewith
10.252§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and Steven F. Udvar-Házy	10-Q	001-35121	10.2	August 4, 2016
10.253§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger	10-Q	001-35121	10.3	August 4, 2016
10.254§	Air Lease Corporation Executive Severance Plan, adopted February 22, 2017, as amended on May 3, 2017	10-Q	001-35121	10.1	May 4, 2017
10.255§	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.256§	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020	10-Q	001-35121	10.5	May 7, 2020
10.257§	Air Lease Corporation Non-Employee Director Compensation (as amended May 8, 2019)	10-K	001-35121	10.148	February 14, 2020
10.258§	Employment Agreement between ALC Aircraft Limited and Steven F. Udvar-Házy, dated February 14, 2023.	10-K	001-35121	10.212	February 16, 2023
10.259§	Employment Agreement between ALC Aircraft Limited and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.213	February 16, 2023
10.260§	Letter Agreement between Air Lease Corporation and Steven F. Udvar-Házy, dated February 14, 2023.	10-K	001-35121	10.214	February 16, 2023
10.261§	Letter Agreement between Air Lease Corporation and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.215	February 16, 2023
19.1	Air Lease Corporation Insider Trading Policy				Filed herewith
21.1	List of Significant Subsidiaries of Air Lease Corporation				Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
97.1§	Incentive Compensation Recoupment Policy	10-K	001-35121	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2025.

AIR LEASE CORPORATION

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Executive Chairman of the Board of Directors	February 13, 2025
Steven F. Udvar-Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 13, 2025
John L. Plueger

/s/ Matthew J. Hart	Director	February 13, 2025
Matthew J. Hart

/s/ Yvette Hollingsworth Clark	Director	February 13, 2025
Yvette Hollingsworth Clark

/s/ Cheryl Gordon Krongard	Director	February 13, 2025
Cheryl Gordon Krongard

/s/ Marshall O. Larsen	Director	February 13, 2025
Marshall O. Larsen

/s/ Susan R. McCaw	Director	February 13, 2025
Susan R. McCaw

/s/ Robert A. Milton	Director	February 13, 2025
Robert A. Milton

/s/ Ian M. Saines	Director	February 13, 2025
Ian M. Saines