Form 10-Q
period 2025-03-31
AIR LEASE CORP
filed 2025-05-05
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 1, 2025, there were 111,759,135 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended March 31, 2025

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital and debt markets, the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, aircraft and engine delivery delays and manufacturing flaws, our aircraft sales pipeline and expectations, changes in inflation and interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

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
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•any additional factors discussed under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$456,623	$472,554
Restricted cash	3,990	3,550
Flight equipment subject to operating leases	34,875,183	34,168,919
Less accumulated depreciation	(6,268,070)	(5,998,453)
	28,607,113	28,170,466
Deposits on flight equipment purchases	771,895	761,438
Other assets	2,522,376	2,869,888
Total assets	$32,361,997	$32,277,896
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$1,167,217	$1,272,984
Debt financing, net of discounts and issuance costs	19,890,883	20,209,985
Security deposits and maintenance reserves on flight equipment leases	1,898,902	1,805,338
Rentals received in advance	127,617	136,566
Deferred tax liability	1,412,193	1,320,397
Total liabilities	$24,496,812	$24,745,270
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 900,000 (aggregate liquidation preference of $900,000) shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$9	$9
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,759,135 and 111,376,884 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,118	1,114
Class B Non-Voting common stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	3,370,053	3,364,712
Retained earnings	4,487,382	4,147,218
Accumulated other comprehensive income	6,623	19,573
Total shareholders’ equity	$7,865,185	$7,532,626
Total liabilities and shareholders’ equity	$32,361,997	$32,277,896

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Revenues
Rental of flight equipment	$645,370	$614,329
Aircraft sales, trading and other	92,912	48,981
Total revenues	738,282	663,310

Expenses
Interest	208,574	181,595
Amortization of debt discounts and issuance costs	13,995	13,108
Interest expense	222,569	194,703
Depreciation of flight equipment	299,019	277,260
Recoveries of Russian fleet write-off	(331,938)	—
Selling, general and administrative	59,348	47,743
Stock-based compensation expense	17,616	8,275
Total expenses	266,614	527,981
Income before taxes	471,668	135,329
Income tax expense	(95,836)	(27,463)
Net income	$375,832	$107,866
Preferred stock dividends	(11,081)	(10,425)
Net income attributable to common stockholders	$364,751	$97,441

Other comprehensive income/(loss):
Foreign currency translation adjustment	$(27,701)	$18,444
Change in fair value of hedged transactions	11,226	(19,860)
Total tax benefit on other comprehensive income	3,525	303
Other comprehensive income/(loss), net of tax	(12,950)	(1,113)
Total comprehensive income attributable to common stockholders	$351,801	$96,328

Earnings per share of common stock:
Basic	$3.27	$0.88
Diluted	$3.26	$0.87
Weighted-average shares of common stock outstanding
Basic	111,549,903	111,174,593
Diluted	112,030,382	111,529,770

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
Issuance of common stock upon vesting of restricted stock units	—	—	644,380	6	—	—		—	—	6
Stock-based compensation expense	—	—	—	—	—	—	17,616	—	—	17,616
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,587)	—	(24,587)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(12,950)	(12,950)
Tax withholdings on stock based-compensation	—	—	(262,129)	(2)	—	—	(12,275)	—	—	(12,277)
Net income	—	—	—	—	—	—	—	375,832	—	375,832
Balance at March 31, 2025	900,000	$9	111,759,135	$1,118	—	$—	$3,370,053	$4,487,382	$6,623	$7,865,185

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	567,154	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	8,275	—	—	8,275
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,387)	—	(23,387)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Tax withholdings on stock based-compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	107,866	—	107,866
Balance at March 31, 2024	10,600,000	$106	111,366,501	$1,114	—	$—	$3,286,122	$3,943,867	$662	$7,231,871
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Operating Activities
Net income	$375,832	$107,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	299,019	277,260
Recoveries of Russian fleet write-off	(331,938)	—
Stock-based compensation expense	17,616	8,275
Deferred taxes	95,322	26,687
Amortization of discounts and debt issuance costs	13,995	13,108
Amortization of prepaid lease costs	22,704	24,336
Gain on aircraft sales, trading and other activity	(68,838)	(51,346)
Changes in operating assets and liabilities:
Other assets	7,817	(16,829)
Accrued interest and other payables	(34,234)	(12,438)
Rentals received in advance	(8,949)	(5,589)
Net cash provided by operating activities	388,346	371,330
Investing Activities
Acquisition of flight equipment	(585,725)	(706,179)
Payments for deposits on flight equipment purchases	(179,774)	—
Proceeds from aircraft sales, trading and other activity	407,624	200,401
Proceeds from settlement of insurance claim	328,546	—
Acquisition of aircraft furnishings, equipment and other assets	(72,871)	(124,546)
Net cash used in investing activities	(102,200)	(630,324)
Financing Activities
Cash dividends paid on Class A common stock	(24,503)	(23,316)
Cash dividends paid on preferred stock	(11,081)	(10,425)
Tax withholdings on stock-based compensation	(12,271)	(9,384)
Net change in unsecured revolving facilities	30,000	353,000
Net change in commercial paper balance	888,500	—
Proceeds from debt financings	199,950	1,428,212
Payments in reduction of debt financings	(1,477,864)	(1,476,877)
Debt issuance costs	(1,385)	(1,694)
Security deposits and maintenance reserve receipts	114,436	93,464
Security deposits and maintenance reserve disbursements	(7,419)	(2,553)
Net cash (used in)/provided by financing activities	(301,637)	350,427
Net (decrease)/increase in cash	(15,491)	91,433
Cash, cash equivalents and restricted cash at beginning of period	476,104	464,492
Cash, cash equivalents and restricted cash at end of period	$460,613	$555,925

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $7,860 and $11,412 at March 31, 2025 and 2024, respectively	$237,890	$203,581
Cash paid for income taxes	$38	$3,033
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$214,047	$155,214
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$60,572	$276,094
Transfer of flight equipment to investment in sales-type lease	$33,778	$33,629
Cash dividends declared on Class A common stock, not yet paid	$24,587	$23,387

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “AL”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention of generating attractive returns on equity. As of March 31, 2025, the Company owned 487 aircraft, managed 57 aircraft and had 260 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2025, and for all periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements are effective for annual periods beginning after December 15, 2024 and will be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2023-09 on its financial statement disclosures.

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). In January 2025, the FASB issued Clarifying the Effective Date (“ASU 2025-01”) to add some clarity around the effective date of the guidance. ASU 2024-03 requires disaggregated information for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, to be presented in certain expense captions on the face of the income statement. The new standard is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Debt Financing

The Company’s consolidated debt as of March 31, 2025 and December 31, 2024 is summarized below:

	March 31, 2025	December 31, 2024
	(in thousands)
Unsecured
Senior unsecured securities	$14,624,364	$16,046,662
Term financings	3,807,900	3,628,600
Commercial paper	888,500	—
Other revolving credit facilities	200,000	—
Revolving Credit Facility	—	170,000
Total unsecured debt financing	19,520,764	19,845,262
Secured
Term financings	350,767	354,208
Export credit financing	186,714	190,437
Total secured debt financing	537,481	544,645

Total debt financing	20,058,245	20,389,907
Less: Debt discounts and issuance costs	(167,362)	(179,922)
Debt financing, net of discounts and issuance costs	$19,890,883	$20,209,985

As of March 31, 2025, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test. At March 31, 2025 and December 31, 2024 the composite interest rate (excluding amortization of debt discounts and issuance costs) was 4.26% and 4.14%, respectively.

Senior unsecured securities (including Medium-Term Note Program)

As of March 31, 2025 and December 31, 2024, the Company had $14.6 billion and $16.0 billion in senior unsecured securities outstanding, respectively.

Unsecured syndicated revolving credit facility

As of March 31, 2025, the Company did not have any amounts outstanding under its unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, the Company had $170.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2025, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, (i) added ALC Aircraft Financing Designated Activity Company, an indirect, wholly-owned subsidiary of the Company, as a borrower to the Revolving Credit Facility under a new tranche B revolving commitment totaling $250.0 million, (ii) extended the final maturity date from May 5, 2028 to May 5, 2029 and (iii) amended the total revolving commitments thereunder to approximately $8.2 billion as of May 5, 2025. As of May 5, 2025, lenders held revolving commitments totaling approximately $7.8 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unsecured other revolving credit facilities

As of March 31, 2025, the outstanding balance on the Company’s other revolving credit facilities was $200.0 million, maturing on September 27, 2025 and bears interest at 3-month Term SOFR plus 1.25%. As of December 31, 2024, the Company did not have outstanding balances under its other revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

Unsecured term financings

In January 2025, the Company entered into a $100.0 million unsecured term loan with a one-year maturity bearing interest at a floating rate of 1-month Term SOFR plus 1.15% plus a credit spread adjustment of 0.10%. As of March 31, 2025 and December 31, 2024, the outstanding balance on the Company’s unsecured term financings was $3.8 billion and $3.6 billion, respectively.

Secured debt financings

As of March 31, 2025, the Company had an outstanding balance of $537.5 million in secured debt financings, and had pledged ten aircraft as collateral, with a net book value of $764.9 million. As of December 31, 2024, the Company had an outstanding balance of $544.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $772.7 million. All of the Company’s secured obligations as of March 31, 2025 and December 31, 2024 were recourse in nature.

Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of March 31, 2025, the Company had an outstanding balance of $888.5 million under its commercial paper program with a weighted average interest rate of 4.86% and a weighted average maturity of less than one month.

Maturities

Maturities of debt outstanding as of March 31, 2025 are as follows (in thousands):

Years ending December 31,
2025	$2,526,995
2026	5,991,041
2027	3,792,676
2028	3,099,656
2029	1,071,769
Thereafter	3,576,108
Total	$20,058,245

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the three months ended March 31, 2025:

(in thousands)
Net book value as of December 31, 2024	$28,170,466
Purchase of flight equipment	830,016
Depreciation	(299,019)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(60,572)
Transfer of flight equipment to investment in sales-type lease	(33,778)
Net book value as of March 31, 2025	$28,607,113

Accumulated depreciation as of March 31, 2025	$(6,268,070)

Update on Russian Fleet

In June 2022, the Company and certain of its subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers (collectively, the “C&P Insurers”) on the Plaintiffs’ contingent and possessed insurance policy (“C&P Policy”) to recover losses relating to aircraft detained in Russia for which the Company recorded a net write-off of its interests in its owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California against the C&P Insurers in connection with their previously submitted insurance claims (the “California Litigation”).

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia (the “London Litigation”). The London Litigation remains in the early stages and no trial date has been set.

During the first quarter of 2025, the Plaintiffs entered into settlement agreements with certain C&P Insurers. As a result, during the three months ended March 31, 2025, the Company received an aggregate of $328.5 million in cash insurance settlement proceeds recognized under Recoveries of Russian fleet write-off in its consolidated statement of income and comprehensive income.

Subsequent to March 31, 2025, the Company entered into settlement agreements with certain additional C&P Insurers and received an aggregate of $226.7 million in cash insurance settlement proceeds, which will be recognized under Recoveries of Russian fleet write-off in its consolidated statement of income and comprehensive income in the second quarter of 2025. Pursuant to the terms of the settlement agreements and following receipt of these proceeds, the Plaintiffs (i) released their insurance claims against the settling C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the settling C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed, or are in the process of dismissing, the settling C&P Insurers from the California Litigation and London Litigation.

As of May 5, 2025, the Company has recovered an aggregate of $651.0 million against its initial $791.0 million write-off of its interests in owned aircraft detained in Russia taken during the first quarter of 2022, comprised of $555.3 million in cash insurance settlement proceeds received from settling C&P Insurers, $64.9 million in cash insurance settlement proceeds received in December 2023 under Russian airline S7’s insurance policies in respect of four aircraft in the Company’s owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine, and a $30.9 million benefit recorded from the October 2022 return of one Boeing 737-8 MAX aircraft that was not operating and had been in storage in Russia since the 737 MAX grounding.

The Plaintiffs continue to have significant claims against non-settling C&P Insurers and certain Airlines’ Insurers and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. The

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Plaintiffs are currently in settlement discussions with certain non-settling C&P Insurers. Collection, timing and amounts of any additional insurance and related recoveries in the California Litigation and London Litigation remain uncertain at this time.

Note 5. Flight Equipment Held for Sale

As of March 31, 2025, the Company had 16 aircraft, with a carrying value of $552.3 million, which were classified as held for sale and included in Other assets on the Consolidated Balance Sheets. The Company expects the sale of all 16 aircraft to be completed during 2025. As of March 31, 2025, the Company had an aggregate of $309.5 million in purchase deposits pursuant to sale agreements related to eight of the 16 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

During the three months ended March 31, 2025, the Company transferred two aircraft from flight equipment subject to operating lease to flight equipment held for sale and completed the sale of 16 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale. As of December 31, 2024, the Company had 30 aircraft, with a carrying value of $951.2 million, which were held for sale and included in Other assets on the Consolidated Balance Sheets.

The following table summarizes the activities of the Company’s flight equipment held for sale for the three months ended March 31, 2025 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2024	$951,181
Flight equipment subject to operating leases reclassified to flight equipment held for sale	60,572
Aircraft sales	(459,436)
Flight equipment held for sale as of March 31, 2025	$552,317

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Commitments and Contingencies

Aircraft Acquisitions

In April 2025, the Company entered into a supplemental agreement with Boeing to purchase five incremental 737-8 MAX aircraft scheduled to deliver in 2031. As of March 31, 2025, including these incremental aircraft, the Company had contractual commitments to acquire a total of 260 new aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $16.6 billion. The following table shows the Company’s contractual delivery commitment schedule as of March 31, 2025:

	Estimated Delivery Years
Aircraft Type	Last 9 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	10	6	12	12	2	—	42
Airbus A320/321neo(1)	5	20	38	34	34	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	—	2	4	1	7
Boeing 737-8/9 MAX	18	20	21	2	—	5	66
Boeing 787-9/10	7	5	1	—	—	—	13
Total(2)	40	52	72	50	40	6	260

(1) The Company’s Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through May 5, 2025. The Company’s contractual delivery commitment schedule is subject to a number of factors outside its control, including ongoing delays by Airbus and Boeing for some aircraft, and the Company cannot guarantee delivery of any particular aircraft at any specific time notwithstanding its contractual delivery commitment schedule.

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
The FAA has continued to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved. The Company expects its Boeing deliveries will continue to be delayed and is unable to estimate the duration of delays or the impact on its Boeing orderbook. In addition, Airbus has recently informed the Company that there will be meaningful additional production delays of approximately one year, affecting primarily A320/321neo aircraft deliveries. The broader aviation supply chain remains highly constrained, impacting production capacity for both Airbus and Boeing.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2025, the U.S. imposed a 10% baseline tariff on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits, while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods. As of the date of this filing, such higher tariffs imposed by the U.S. are paused until July 2025, with the exception of higher tariffs on China. Generally, Airbus aircraft manufactured outside of the U.S. and delivered to customers in the U.S. and Boeing aircraft manufactured in the U.S. and delivered to customers in other countries are subject to tariffs. As of the date of this filing, the Company has no aircraft from its orderbook that are expected to be subject to current tariffs. As of March 31, 2025, approximately 2.2% of the Company’s aircraft by net book value are on lease to lessees located in China, and the Company does not have any scheduled future aircraft deliveries to Chinese airline customers.

The Company’s leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of aircraft. The Company’s lessees are generally obligated to pay such tariffs to customs authorities. If lessees are unwilling or unable to assume such costs, it could have an adverse impact on demand for commercial aircraft or result in lease cancellations for those customers whose aircraft delivery has been delayed by over one year and who hold lease cancellation rights.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate commitment (including adjustments for anticipated inflation) of approximately $16.6 billion as of March 31, 2025, are as follows:

Years ending December 31,	(in thousands)
2025 (excluding the three months ended March 31, 2025)	$2,960,620
2026	3,513,804
2027	4,155,363
2028	2,945,657
2029	2,493,019
Thereafter	484,365
Total	$16,552,828

The Company has made non-refundable deposits on flight equipment purchases of $771.9 million and $761.4 million as of March 31, 2025 and December 31, 2024, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 7. Rental Income

As of March 31, 2025, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of March 31, 2025 are as follows:

Years ending December 31,	(in thousands)
2025 (excluding the three months ended March 31, 2025)	$1,977,803
2026	2,577,534
2027	2,411,493
2028	2,218,108
2029	1,986,069
Thereafter	7,694,329
Total	$18,865,336

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of March 31, 2025, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the three months ended March 31, 2025, and 2024, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,033,419 and 1,084,610 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2025 and 2024, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2025	2024
	(in thousands, except share and per share)
Basic earnings per share:
Numerator
Net income	$375,832	$107,866
Preferred stock dividends	(11,081)	(10,425)
Net income attributable to common stockholders	$364,751	$97,441
Denominator
Weighted-average common shares outstanding	111,549,903	111,174,593
Basic earnings per share	$3.27	$0.88
Diluted earnings per share:
Numerator
Net income	$375,832	$107,866
Preferred stock dividends	(11,081)	(10,425)
Net income attributable to common stockholders	$364,751	$97,441
Denominator
Number of shares used in basic computation	111,549,903	111,174,593
Weighted-average effect of dilutive securities	480,479	355,177
Number of shares used in per share computation	112,030,382	111,529,770
Diluted earnings per share	$3.26	$0.87

Note 9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative liabilities of $27.6 million and $38.8 million, respectively. Derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2025 was $19.9 billion compared to a book value of

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$20.1 billion. The estimated fair value of debt financing as of December 31, 2024 was $20.1 billion compared to a book value of $20.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at March 31, 2025, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2025 and December 31, 2024 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 10.     Shareholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had 111,759,135 and 111,376,884 shares of Class A common stock issued and outstanding, respectively. The Company was authorized to issue up to 10,000,000 shares of Class B common stock, $0.01 par value at March 31, 2025 and December 31, 2024. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of March 31, 2025 or December 31, 2024.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), and 300,000 shares of 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2025	Liquidation Preference as of March 31, 2025(1)	Issue Date	Dividend Rate in Effect at March 31, 2025(2)	Next dividend rate reset date	Dividend rate after reset date(3)
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%
Total	900,000	$900,000

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

Note 11.     Stock-based Compensation and Other Compensation

Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of March 31, 2025, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,459,706. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of total shareholder return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one year or two year period.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded $17.6 million and $8.3 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2025 and 2024, respectively. Of the $17.6 million of stock-based compensation expense recorded for the three months ended March 31, 2025, the Company recorded a $7.4 million expense related to the acceleration of certain RSUs resulting from the retirement of the Company’s Executive Chairman. The Company expects to record a $2.2 million expense for the second quarter of 2025 related to the retirement of the Company’s Executive Chairman. In addition, the Company also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved which also contributed to the increase in stock-based compensation expense during the period.

Stock-based compensation cost for RSUs is measured at the grant date based on fair value and recognized over the vesting period. The fair value of time-based and book value RSUs is determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of RSUs that vest based on the attainment of TSR goals is determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the three months ended March 31, 2025, the Company granted 641,891 RSUs of which 103,223 were TSR RSUs and 239,286 were book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the three months ended March 31, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	1,720,950	$44.30
Granted	641,891	$48.89
Vested (1)	(644,380)	$46.03
Forfeited/canceled	(24,613)	$42.19
Unvested at March 31, 2025	1,693,848	$45.68
Expected to vest after March 31, 2025	2,180,449	$45.13

(1) During the three months ended March 31, 2025, 340,939 performance-based RSUs and 303,441 time-based RSUs vested.

As of March 31, 2025, there was $55.1 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 2.18 years.

Other Compensation

For the three months ended March 31, 2025, the Company recorded a $9.2 million payroll expense accrual resulting from the retirement of its Executive Chairman, which will be payable in substantially equal installments in accordance with the Company’s normal payroll practices through May 2027. The additional payroll expense is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income, while the liability is included in Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets.

Note 12. Aircraft Under Management

As of March 31, 2025, the Company managed 57 aircraft across three aircraft management platforms. The Company managed 30 aircraft through the Blackbird investment funds, 26 aircraft through its Thunderbolt platform and one aircraft on behalf of a financial institution.

As of March 31, 2025, the Company managed 30 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company provides management services to these funds for a fee. As of March 31, 2025, the Company’s non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $75.6 million and $71.6 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of March 31, 2025, the Company managed 26 aircraft across two separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.8 million as of each of March 31, 2025 and December 31, 2024 and is included in Other assets on the Consolidated Balance Sheets.

During the three months ended March 31, 2025, the Company’s managed platforms received cash insurance settlement proceeds in settlement of certain of their insurance claims related to aircraft detained in Russia. As a result, during the three months ended March 31, 2025, the Company recognized a benefit of $3.4 million related to recoveries of its equity interest in its managed fleet that were written off in 2022, which is included under Recoveries of Russian fleet write-off in its consolidated statement of income and comprehensive income. As of May 5, 2025, two aircraft for which the Company’s managed fleet retain title remain in Russia.

Subsequent to March 31, 2025, the Company recognized a benefit of $2.2 million related to recoveries of its equity interest in its managed fleet that were written off in 2022, resulting from additional cash insurance settlement proceeds received by the Company’s managed platforms. This benefit will be included under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income in the second quarter of 2025.

Finally, the Company also manages aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution nor ownership of the aircraft.

Note 13. Net Investment in Sales-type Leases

As of March 31, 2025, the Company had sales-type leases for 16 aircraft and one engine. As of December 31, 2024, the Company had sales-type leases for 15 aircraft and one engine.

Net investment in sales-type leases is included in Other assets in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following:

March 31, 2025
(in thousands)
Future minimum lease payments to be received	$393,151
Estimated residual values of leased flight equipment	147,944
Less: Unearned income	(69,449)
Net Investment in Sales-type Leases	$471,646

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2025, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2025 (excluding the three months ended March 31, 2025)	$32,915
2026	43,887
2027	43,887
2028	43,887
2029	43,887
Thereafter	184,688
Total	$393,151

Note 14. Subsequent Events

Subsequent to March 31, 2025, the Company entered into settlement agreements with certain C&P Insurers and received an aggregate of $226.7 million in cash insurance settlement proceeds. For more information, see Note 4. Flight equipment subject to operating lease. As a result, the Company expects to recognize a net benefit of $228.9 million in the second quarter of 2025, consisting of $226.7 million in cash insurance settlement proceeds and a benefit of approximately $2.2 million related to its equity interest in its managed fleet, which will be recognized under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income.

On May 2, 2025, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.22	June 4, 2025	July 9, 2025
Series B Preferred Stock	$11.625	May 31, 2025	June 15, 2025
Series C Preferred Stock	$10.3125	May 31, 2025	June 15, 2025
Series D Preferred Stock	$15.00	May 31, 2025	June 15, 2025

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Air Lease Corporation (the “Company”, “AL”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. We are principally engaged in purchasing the most modern, fuel-efficient new technology commercial jet aircraft directly from aircraft manufacturers, such as Airbus S.A.S. (“Airbus”) and The Boeing Company (“Boeing”), and leasing those aircraft to airlines throughout the world with the intention of generating attractive returns on equity. In addition to our leasing activities, we sell aircraft from our fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. We also provide fleet management services to investors and owners of aircraft portfolios for a management fee. Our operating performance is driven by the growth of our fleet, the terms of our leases, the interest rates on our debt, and the aggregate amount of our indebtedness, supplemented by gains from aircraft sales and our management fees.

First Quarter Overview

During the three months ended March 31, 2025, we purchased 14 new aircraft from Airbus and Boeing and sold 16 aircraft. We ended the first quarter with a total of 487 aircraft in our owned fleet. The net book value of our fleet1 grew by 1.6% to $28.6 billion as of March 31, 2025 compared to $28.2 billion as of December 31, 2024. The weighted average age of our fleet was 4.7 years and the weighted average lease term remaining was 7.2 years as of March 31, 2025. Our managed fleet was comprised of 57 aircraft as of March 31, 2025 compared to 60 aircraft as of December 31, 2024. We have a globally diversified customer base comprised of 112 airlines in 57 countries as of March 31, 2025. We continued to maintain a strong lease utilization rate of 100.0% for the three months ended March 31, 2025.

As of March 31, 2025, we had commitments to purchase 260 aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment of $16.6 billion. We have placed 100% and 89% of our expected orderbook on long-term leases for aircraft delivering through the end of 2026 and 2027, respectively, and have placed approximately 58% of our entire orderbook. We ended the first quarter of 2025 with $29.2 billion in committed minimum future rental payments, consisting of $18.9 billion in contracted minimum rental payments on the aircraft in our existing fleet and $10.3 billion in minimum future rental payments related to aircraft which will deliver during the last nine months of 2025 through 2031.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. We ended the first quarter of 2025 with available liquidity of $7.4 billion, which was comprised of unrestricted cash of $456.6 million and $6.9 billion in undrawn balances under our unsecured revolving credit facility, net of $888.5 million in commercial paper borrowings. Subsequent to March 31, 2025, we increased the capacity of our unsecured revolving credit facility to $8.2 billion and extended the final maturity to May 5, 2029. As of March 31, 2025, we had total debt outstanding of $20.1 billion, of which 77.6% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.26%.

Our total revenues for the quarter ended March 31, 2025 increased by 11.3% to $738.3 million, compared to the quarter ended March 31, 2024. Our total revenues increased from the prior year primarily due to the continued growth in our fleet, and an increase in sales activity, partially offset by higher end of lease revenue recognized in the prior year. We recorded $60.9 million in gains from the sale of 16 aircraft and did not record any end of lease revenue for the three months ended March 31, 2025. For the three months ended March 31, 2024, we recorded gains from the sale of five aircraft totaling $23.4 million and also recorded end of lease revenue of $12.7 million from the return of two aircraft.

For the three months ended March 31, 2025, we reported net income attributable to common stockholders of $364.8 million, or $3.26 per diluted share, compared to net income attributable to common stockholders of $97.4 million, or $0.87 per diluted share, for
1 References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

the three months ended March 31, 2024. The increase from the prior year period is primarily due to a net benefit of $331.9 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia, along with higher revenues as discussed above. These were slightly offset by higher interest expense, driven by the increase in our composite cost of funds from 4.03% at March 31, 2024 to 4.26% at March 31, 2025, as well as a $17.1 million increase in compensation expense, primarily consisting of $9.2 million in selling, general and administrative expense and $7.4 million in stock-based compensation expense, related to the retirement of our Executive Chairman.

For the three months ended March 31, 2025, we recorded adjusted net income before income taxes2 of $169.5 million, or $1.51 per adjusted diluted share, compared to adjusted net income before income taxes of $146.3 million, or $1.31 per adjusted diluted share, for the three months ended March 31, 2024. Adjusted net income before income taxes increased primarily due to an increase in our total revenues, partially offset by higher interest expense, driven by the increase in our composite cost of funds, as discussed above.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 1.6%, to $28.6 billion as of March 31, 2025, compared to $28.2 billion as of December 31, 2024. During the three months ended March 31, 2025, we purchased 14 new aircraft from Airbus and Boeing and sold 16 aircraft. We ended the period with a total of 487 aircraft in our owned fleet. As of March 31, 2025, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.7 years and 7.2 years, respectively. We also managed 57 aircraft as of March 31, 2025.

Our portfolio metrics as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
Net book value of flight equipment subject to operating lease	$28.6	billion	$28.2	billion
Weighted-average fleet age(1)	4.7 years		4.6 years
Weighted-average remaining lease term(1)	7.2 years		7.2 years

Owned fleet(2)	487		489
Managed fleet	57		60
Aircraft on order	260		269
Total	804		818

Current fleet contracted rentals	$18.9	billion	$18.3	billion
Committed fleet rentals	$10.3	billion	$11.2	billion
Total committed rentals	$29.2	billion	$29.5	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of March 31, 2025 and December 31, 2024, our owned fleet count included 16 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.
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

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,683,703	40.8%	$11,653,668	41.4%
Asia Pacific	10,405,294	36.4%	10,077,621	35.8%
Central America, South America, and Mexico	2,774,468	9.7%	2,685,098	9.5%
The Middle East and Africa	1,979,657	6.9%	1,971,448	7.0%
U.S. and Canada	1,763,991	6.2%	1,782,631	6.3%
Total	$28,607,113	100.0%	$28,170,466	100.0%

The following table sets forth our top five lessees by net book value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Lessee	% of Total	Lessee	% of Total
Virgin Atlantic	6.4%	Virgin Atlantic	6.5%
Air France-KLM Group	6.0%	Air France-KLM Group	6.2%
ITA	5.4%	ITA	5.6%
Aeromexico	4.7%	Vietnam	4.6%
Vietnam	4.5%	Aeromexico	4.4%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	7	1.4%	7	1.4%
Airbus A220-300	26	5.3%	22	4.5%
Airbus A320-200	20	4.1%	23	4.7%
Airbus A320-200neo	23	4.7%	23	4.7%
Airbus A321-200	19	3.9%	19	3.9%
Airbus A321-200neo	108	22.2%	108	22.1%
Airbus A330-200(1)	13	2.7%	13	2.7%
Airbus A330-300	5	1.0%	5	1.0%
Airbus A330-900neo	28	5.7%	28	5.7%
Airbus A350-900	17	3.5%	17	3.5%
Airbus A350-1000	8	1.6%	8	1.6%
Boeing 737-700	2	0.4%	2	0.4%
Boeing 737-800	48	9.9%	61	12.5%
Boeing 737-8 MAX	67	13.8%	59	12.1%
Boeing 737-9 MAX	31	6.4%	30	6.1%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	5.0%	24	4.9%
Boeing 787-9	26	5.3%	26	5.3%
Boeing 787-10	13	2.7%	12	2.5%
Embraer E190	1	0.2%	1	0.2%
Total(2)	487	100.0%	489	100.0%

(1) As of March 31, 2025 and December 31, 2024, aircraft count includes two Airbus A330-200 aircraft classified as freighters.
(2) As of March 31, 2025 and December 31, 2024, our owned fleet count included 16 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively, which are all included in Other assets on the Consolidated Balance Sheet.

In April 2025, we entered into a supplemental agreement with Boeing to purchase five incremental 737-8 MAX aircraft scheduled to deliver in 2031. As of March 31, 2025, including these incremental aircraft, we had contractual commitments to acquire a total of 260 new aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $16.6 billion as shown in the following tables. The tables are subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for most of the aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are currently unable to determine the full impact of these delays.

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 9 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	10	6	12	12	2	—	42
Airbus A320/321neo(1)	5	20	38	34	34	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	—	2	4	1	7
Boeing 737-8/9 MAX	18	20	21	2	—	5	66
Boeing 787-9/10	7	5	1	—	—	—	13
Total(2)	40	52	72	50	40	6	260

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

The table below reflects management’s further refinement of expectations on future deliveries based on facts and circumstances known by management as of May 5, 2025. Our expected delivery schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for certain aircraft and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 9 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	9	3	13	14	3	—	42
Airbus A320/321neo(1)	4	21	30	37	39	—	131
Airbus A330-900neo	—	1	—	—	—	—	1
Airbus A350F	—	—	—	—	6	1	7
Boeing 737-8/9 MAX	11	21	23	6	—	5	66
Boeing 787-9/10	5	6	2	—	—	—	13
Total(2)	29	52	68	57	48	6	260

(1) Our Airbus A320/321neo aircraft orders include seven long-range variants and 49 extra long-range variants.

Contractual and expected commitments for the acquisition of these aircraft as of March 31, 2025 are as follows (in thousands):

Years ending December 31,	Contractual	Expected
2025 (excluding the three months ended March 31, 2025)	$2,960,620	$2,332,054
2026	3,513,804	3,655,768
2027	4,155,363	3,928,406
2028	2,945,657	3,108,965
2029	2,493,019	3,043,270
Thereafter	484,365	484,365
Total	$16,552,828	$16,552,828

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing.

The FAA has continued to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved. We expect our Boeing deliveries will continue to be delayed and are unable to estimate the duration of delays or the impact on our Boeing orderbook. In addition, Airbus has recently informed us that there will be meaningful additional production delays of approximately one year, affecting primarily A320/321neo aircraft deliveries, all of which are reflected in our expected commitment table above. The broader aviation supply chain remains highly constrained, impacting production capacity for both Airbus and Boeing.

The aircraft purchase commitments discussed above could also be impacted by cancellations. Our purchase agreements with Airbus and Boeing generally provide each of us and the manufacturers with cancellation rights for delivery delays starting at one year after the original contractual delivery date, regardless of cause. In addition, our lease agreements generally provide each of us and the lessee with cancellation rights related to certain aircraft delivery delays that typically parallel the cancellation rights in our purchase agreements.

As a result of continued manufacturing delays and supply chain constraints described herein, our aircraft delivery schedule could continue to be subject to material changes and delivery delays are expected to extend for at least the next three to four years.

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft expected to be delivered as of March 31, 2025, along with the lease placements of such aircraft as of May 5, 2025. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types but have not meaningfully increased production because of several factors, including ongoing supply chain constraints and other production issues. At current production rates, we do not see delivery delays significantly improving in the near term for Airbus aircraft because of the ongoing impact from Pratt & Whitney GTF engine manufacturing flaws impacting the Airbus A320neo family aircraft production rates. We expect that the FAA’s heightened involvement in Boeing’s production rates will continue to significantly impact our Boeing deliveries. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are currently unable to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2025	29	29	100.0%
2026	52	52	100.0%
2027	51	68	75.0%
2028	19	57	33.3%
2029	1	48	2.1%
Thereafter	—	6	—%
Total	152	260

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of March 31, 2025, we had a globally diversified customer base of 112 airlines in 57 different countries, with over 94% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

While recent tariff announcements have resulted in some volatility for the global aviation business, we believe the current airline operating environment remains favorable for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, OEM supply chain challenges and backlogs, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft. We are monitoring the impact of tariffs on our business. The effects from the recently imposed tariffs did not have an impact on our profitability in the first quarter. As discussed below, it is our expectation that tariff costs relating to the importation of aircraft will continue to be the responsibility of our leasing customers in accordance with the terms of our triple net leases. While we currently do not expect tariffs to have a material impact on our business, as discussed below, tariffs could impact our business in a number of ways and the level of impact is unknown due to the uncertainty surrounding tariffs currently.

In April 2025, the U.S. imposed a 10% baseline tariff on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits; while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods. This has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. As of the date of this filing, such higher tariffs imposed by the U.S. are paused until July 2025, with the exception of higher tariffs on China. Generally, Airbus aircraft manufactured outside of the U.S. and delivered to customers in the U.S. and Boeing aircraft manufactured in the U.S. and delivered to customers in other countries are subject to tariffs. As of the date of this filing, we have no aircraft from our orderbook that are expected to be subject to currently announced tariffs. As of March 31, 2025, approximately 2.2% of our aircraft by net book value are on lease to lessees located in China, and we do not have any scheduled future aircraft deliveries to Chinese airline customers.

Tariffs will result in higher costs for certain imported aircraft which an airline may not be willing to assume. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of aircraft. Our lessees are generally obligated to pay such tariffs to customs authorities. If lessees are unwilling or unable to assume such costs, it could have an adverse impact on demand for commercial aircraft or result in lease cancellations for those of our customers whose aircraft delivery has been delayed by over one year and who hold lease cancellation rights. Additionally, tariffs are likely to also increase aircraft acquisition costs and the costs of components and materials that we purchase, both for existing aircraft in our orderbook and future aircraft orders. More broadly, the impact of such tariffs or uncertainty as a result of such tariffs, is likely to have near term negative impact on the global economy and may serve to reduce demand for air travel which could negatively impact our business. While some trade negotiations are underway, resolution of these trade disputes and associated tariff rates remain uncertain, with unpredictable long-term implications for the global supply chain and economic stability.

Passenger traffic volume has historically expanded at a faster rate than GDP growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 5% year-to-date as of March 2025 relative to the prior year period, primarily due to continued strength in international traffic and modest continued expansion of domestic traffic globally, remaining well above the pace of global GDP expansion. International traffic rose 8% year-to-date in March 2025 relative to the prior year period, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong expansion in most other major international markets reported by IATA except North America, where growth was modest. Global domestic traffic rose 1% year-to-date in March 2025 as compared to the prior year period, with all expanding except the domestic US market. Meanwhile, passenger load factors are persisting at historically high levels, which is increasing airline demand for additional aircraft. IATA reported total global passenger load factors of 81% year-to-date in March 2025, flat as compared to the prior year period and relative to 82% for full-year 2023.

As global air traffic continues to expand and aircraft production volumes remain constrained, we are experiencing increased demand for our aircraft through new lease requests and lease extension requests, which we expect to continue throughout 2025. The number of scheduled flights globally in coming months remains high relative to 2024, suggesting continued consistent passenger volume support. However, recent tariff announcements have resulted in some airlines reducing their passenger traffic volume expectations for full year 2025. While further impact from tariffs or global macroeconomic conditions could have incremental negative impact on traffic expectations, we continue to expect the need for airlines to replace aging aircraft will support demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors for these new aircraft. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, shorter on-wing engine time of most new technology engines and, most recently, the Boeing labor strike in late 2024. We expect deliveries of our 737 MAX aircraft and some 787 deliveries will continue to be impacted by the FAA’s heightened involvement in Boeing’s production rates. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the future.

The increased demand for our aircraft, combined with still elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the three months ended March 31, 2025. However, lease rate increases continue to lag behind our rising borrowing costs. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. Based on our views of the market and assumptions around our sales activity and interest rate environment, we expect to see a moderately-sized upward trajectory in lease yield by the end of 2025 and for each year for the next three to four years, subject, however, to the uncertain impact that the trade policies and related tariff rates may have on demand for aircraft. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry may include some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of persistently elevated interest rates, inflation, tariffs, foreign currency risk, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although strong air traffic demand has provided a counterbalance to these increased costs.

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

Update on Russian Fleet

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers (collectively, the “C&P Insurers”) on the Plaintiffs’ contingent and possessed insurance policy the (“C&P Policy”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California against our aviation insurance carriers in connection with our previously submitted insurance claims (the “California Litigation”).

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia (the “London Litigation”). The London Litigation remains in the early stages and no trial date has been set.

During the first quarter of 2025, the Plaintiffs entered into settlement agreements with certain C&P Insurers. As a result, during the three months ended March 31, 2025, we recognized a net benefit of $331.9 million from the settlement of insurance claims under our C&P Policy comprised of $328.5 million in cash insurance settlement proceeds and a $3.4 million benefit from our equity interest in our managed fleet. In addition, subsequent to March 31, 2025, the Plaintiffs entered into settlement agreements with certain additional C&P Insurers resulting in a net benefit of $228.9 million, consisting of $226.7 million in cash insurance settlement proceeds and a $2.2 million benefit related to our equity interest in our managed fleet. Pursuant to the terms of the settlement agreements and following receipt of these proceeds, the Plaintiffs (i) released their insurance claims against the settling C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the settling C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed, or are in the process of dismissing, the settling C&P Insurers from the California Litigation and London Litigation. As of May 5, 2025, we have recovered an aggregate of $658.9 million against our initial $802.4 million write-off of our interests in owned and managed aircraft detained in Russia taken during the first quarter of 2022.

The Plaintiffs continue to have significant claims against non-settling C&P Insurers and certain Airlines’ Insurers and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. The Plaintiffs are currently in settlement discussions with certain non-settling C&P Insurers. Collection, timing and amounts of any additional insurance and related recoveries in the California Litigation and London Litigation remain uncertain at this time. See “Part II — Item 1. Legal Proceedings” for more information on our ongoing litigation proceedings regarding aircraft that remain detained in Russia.

Liquidity and Capital Resources

Overview

We ended the first quarter of 2025 with available liquidity of $7.4 billion, which was comprised of unrestricted cash of $456.6 million and approximately $6.9 billion in undrawn balances under our unsecured revolving credit facility, net of $888.5 million in commercial paper borrowings. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock in recent years and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of May 5, 2025. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, our commercial paper program, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays due to manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond. We believe that we are largely able to self fund our orderbook with expected operating cash flows and aircraft sales.

We ended the first quarter of 2025 with total debt outstanding of $20.1 billion, of which 77.6% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.26%. As of December 31, 2024, we had total debt outstanding of $20.4 billion, of which 79.0% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.14%.

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

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the first quarter of 2025 with $0.5 billion in unrestricted cash.
•Lease cash flows: We ended the first quarter of 2025 with $29.2 billion in committed minimum future rental payments comprised of $18.9 billion in contracted minimum rental payments on the aircraft in our existing fleet and $10.3 billion in minimum future rental payments related to aircraft which will deliver during the last nine months of 2025 through 2031. These rental payments are a primary driver of our short and long-term operating cash flow. As of March 31, 2025, our minimum future rentals on our existing non-cancellable operating leases for the next 12 months was $2.6 billion. For further details on our minimum future rentals for the remainder of 2025 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of April 30, 2025, our $8.2 billion revolving credit facility is syndicated across 52 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2029, although we expect to refinance this facility in advance of that date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of March 31, 2025, we did not have any amounts outstanding under our unsecured revolving credit facility.
•Commercial paper program: On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of March 31, 2025, we had $888.5 million in outstanding borrowings under our commercial paper program at a weighted average interest rate of 4.86%.
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
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. During the three months ended March 31, 2025, we sold 16 aircraft resulting in sales proceeds of approximately $521.0 million. We have $740.9 million of aircraft in our sales pipeline3, which includes $552.3 million of aircraft classified as flight equipment held for sale as of March 31, 2025 and $188.6 million of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed during 2025. We continue to expect to sell approximately $1.5 billion in aircraft for 2025 and continue to see robust demand in the secondary market to support our aircraft sales program.
3 Aircraft in our sales pipeline is as of March 31, 2025, adjusted for letters of intent signed through May 5, 2025.
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

In general, reductions in the Federal Funds Rate should reduce the interest rate on our existing borrowings that bear interest at a floating rate, including our Revolving Credit Facility. As of May 5, 2025, the FOMC has maintained the target range for the Federal Funds Rate to 4.25% - 4.50%. Reductions in the Federal Funds Rate also tend to lower the interest rates available to us for new debt borrowings. However, we cannot predict whether the FOMC will continue to reduce the target range for the Federal Funds Rate or the impact of any such reductions on our interest expense or future debt borrowings.

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

As of March 31, 2025, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our material cash requirements as of March 31, 2025, are as follows (in thousands):

	Last 9 months of 2025	2026	2027	2028	2029	Thereafter	Total
Contractual purchase commitments(1)	$2,960,620	$3,513,804	$4,155,363	$2,945,657	$2,493,019	$484,365	$16,552,828
Long-term debt obligations	2,526,995	5,991,041	3,792,676	3,099,656	1,071,769	3,576,108	20,058,245
Interest payments on debt outstanding(2)	614,689	690,091	512,463	289,775	171,328	202,897	2,481,243
Total	$6,102,304	$10,194,936	$8,460,502	$6,335,088	$3,736,116	$4,263,370	$39,092,316

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through May 5, 2025.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at March 31, 2025, which is inclusive of any cross-currency hedging arrangements.

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

Cash Flows

Our cash flows provided by operating activities increased by 4.6% or $17.0 million, to $388.3 million for the three months ended March 31, 2025 as compared to $371.3 million for the three months ended March 31, 2024. Our cash flows provided by operating activities during the three months ended March 31, 2025 increased primarily due to an increase in customer collections related to the growth of our fleet, partially offset by a high cash paid for interest due to the increase in our composite cost of funds as compared to the three months ended March 31, 2024. Our cash flows used in investing activities were $102.2 million for the three months ended March 31, 2025 as compared to $630.3 million for the three months ended March 31, 2024. The decrease is primarily due to $328.5 million in cash insurance settlement proceeds received and an increase in proceeds from our aircraft sales and trading activity during the three months ended March 31, 2025. Our investing activities are typically driven by the timing of our aircraft purchases and our sales and trading activity. Our cash flows used in financing activities were $301.6 million for the three months ended March 31, 2025 as compared to $350.4 million in cash flows provided by financing activities for the three months ended March 31, 2024. During the three months ended March 31, 2025, our proceeds from debt financings decreased due to an increase in our sales activity and insurance recoveries during the quarter. Our financing activities are mainly driven by changes in our investing activities.

Debt

Our debt financing at March 31, 2025 and December 31, 2024 is summarized below:

	March 31, 2025	December 31, 2024
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$14,624,364	$16,046,662
Term financings	3,807,900	3,628,600
Commercial paper	888,500	—
Other revolving credit facilities	200,000	—
Revolving Credit Facility	—	170,000
Total unsecured debt financing	19,520,764	19,845,262
Secured
Term financings	350,767	354,208
Export credit financing	186,714	190,437
Total secured debt financing	537,481	544,645

Total debt financing	20,058,245	20,389,907
Less: Debt discounts and issuance costs	(167,362)	(179,922)
Debt financing, net of discounts and issuance costs	$19,890,883	$20,209,985
Selected interest rates and ratios:
Composite interest rate(1)	4.26%	4.14%
Composite interest rate on fixed-rate debt(1)	3.90%	3.74%
Percentage of total debt at a fixed-rate	77.63%	79.00%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of March 31, 2025 and December 31, 2024, we had $14.6 billion and $16.0 billion in senior unsecured securities outstanding, respectively.

Unsecured syndicated revolving credit facility

As of March 31, 2025, we did not have any amounts outstanding under our unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, we had $170.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2025, we amended and extended our Revolving Credit Facility through an amendment that, among other things, (i) added ALC Aircraft Financing Designated Activity Company, an indirect, wholly-owned subsidiary of the Company, as a borrower to the Revolving Credit Facility under a new tranche B revolving commitment totaling $250.0 million,(ii) extended the final maturity date from May 5, 2028 to May 5, 2029 and (iii) amended the total revolving commitments thereunder to approximately $8.2 billion as of May 5, 2025. As of May 5, 2025, lenders held revolving commitments totaling approximately $7.8 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in our credit ratings.

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

Unsecured other revolving credit facilities

As of March 31, 2025, the outstanding balance on our other revolving credit facilities was $200.0 million, maturing on September 27, 2025 and bears interest at 3-month Term SOFR plus 1.25%. As of December 31, 2024, we did not have outstanding balances under our other revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

Unsecured term financings

In January 2025, we entered into a $100.0 million unsecured term loan with a one-year maturity bearing interest at a floating rate of 1-month Term SOFR plus 1.15% plus a credit spread adjustment of 0.10%. As of March 31, 2025 and December 31, 2024, the outstanding balance on our unsecured term financings was $3.8 billion and $3.6 billion, respectively.

Secured debt financings

As of March 31, 2025, we had an outstanding balance of $537.5 million in secured debt financings, and had pledged ten aircraft as collateral, with a net book value of $764.9 million. As of December 31, 2024, we had an outstanding balance of $544.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $772.7 million. All of our secured obligations as of March 31, 2025 and December 31, 2024 were recourse in nature.

Commercial paper program

On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of March 31, 2025, we had an outstanding balance of $888.5 million under our commercial paper program with a weighted average interest rate of 4.86% and a weighted average maturity of less than one month.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of March 31, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2025	Liquidation Preference as of March 31, 2025(1)	Issue Date	Dividend Rate in Effect at March 31, 2025(2)	Next dividend rate reset date	Dividend rate after reset date(3)
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%
Total	900,000	$900,000

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

For more information regarding our preferred stock issued and outstanding, see Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes the quarterly cash dividends that we paid during the three months ended March 31, 2025 on our outstanding Series B, Series C and Series D Preferred Stock (in thousands):

Payment Date
Title of each class	March 15, 2025
Series B Preferred Stock	$3,487
Series C Preferred Stock	$3,094
Series D Preferred Stock	$4,500

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

Credit Ratings

In 2025, Kroll Bond Ratings reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings, including our short-term ratings for our commercial paper program:

Rating Agency	Long-term Debt	Short-Term Rating	Corporate Rating	Outlook	Date of Last Long-term Debt and Corporate Ratings Action
Kroll Bond Ratings	A-	K-1	A-	Stable	March 21, 2025
Standard and Poor’s	BBB	A-2	BBB	Stable	November 1, 2024
Fitch Ratings	BBB	F-3	BBB	Stable	June 4, 2024

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Revenues
Rental of flight equipment	$645,370	$614,329
Aircraft sales, trading and other	92,912	48,981
Total revenues	738,282	663,310

Expenses
Interest	208,574	181,595
Amortization of debt discounts and issuance costs	13,995	13,108
Interest expense	222,569	194,703
Depreciation of flight equipment	299,019	277,260
Recoveries of Russian fleet write-off	(331,938)	—
Selling, general and administrative	59,348	47,743
Stock-based compensation expense	17,616	8,275
Total expenses	266,614	527,981
Income before taxes	471,668	135,329
Income tax expense	(95,836)	(27,463)
Net income	$375,832	$107,866
Preferred stock dividends	(11,081)	(10,425)
Net income attributable to common stockholders	$364,751	$97,441

Earnings per share of common stock:
Basic	$3.27	$0.88
Diluted	$3.26	$0.87

Other financial data
Pre-tax margin	63.9%	20.4%
Pre-tax return on common equity (trailing twelve months)	12.2%	11.2%
Adjusted net income before income taxes(1)	$169,490	$146,287
Adjusted diluted earnings per share before income taxes(1)	$1.51	$1.31
Adjusted pre-tax margin(1)	23.0%	22.1%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	9.0%	11.6%
__________________________________________
(1)Adjusted net income before income taxes (defined as net income attributable to common stockholders excluding the effects of certain non-cash items, such as non-cash deemed dividends upon redemption of our Series A preferred stock, one-time or non-recurring items that are not expected to continue in the future, such as retirement compensation and net write-offs and recoveries related to our former Russian fleet, and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common shareholders' equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income attributable to common stockholders, pre-tax margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$364,751	$97,441
Amortization of debt discounts and issuance costs	13,995	13,108
Recoveries of Russian fleet write-off	(331,938)	—
Stock-based compensation expense	17,616	8,275
Retirement compensation expense	9,230	—
Income tax expense	95,836	27,463
Adjusted net income before income taxes	$169,490	$146,287

Denominator for adjusted pre-tax margin:
Total revenues	$738,282	$663,310
Adjusted pre-tax margin(a)	23.0%	22.1%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues.

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$364,751	$97,441
Amortization of debt discounts and issuance costs	13,995	13,108
Recoveries of Russian fleet write-off	(331,938)	—
Stock-based compensation expense	17,616	8,275
Retirement compensation expense	9,230	—
Income tax expense	95,836	27,463
Adjusted net income before income taxes	$169,490	$146,287

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	112,030,382	111,529,770
Adjusted diluted earnings per share before income taxes(b)	$1.51	$1.31

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding.

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months March 31,
	2025	2024
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$639,383	$552,068
Amortization of debt discounts and issuance costs	55,709	54,088
Recoveries of Russian fleet write-off	(331,938)	(67,022)
Stock-based compensation expense	43,228	36,994
Retirement compensation expense	9,230	—
Income tax expense	173,927	136,930
Deemed dividend adjustment(c)	7,869	—
Adjusted net income before income taxes	$597,408	$713,058

Reconciliation of the denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$6,381,871	$5,894,586
Common shareholders' equity as of end of the period	$6,965,185	$6,381,871
Average common shareholders' equity	$6,673,528	$6,138,229

Adjusted pre-tax return on common equity(d)	9.0%	11.6%

(c) This adjustment consists of a deemed dividend related to the redemption of our Series A preferred stock. The deemed dividend relates to initial costs related to the issuance of our Series A Preferred Stock.
(d) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity.

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Rental revenue

During the three months ended March 31, 2025, we recorded $645.4 million in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $14.6 million as compared to $614.3 million in rental revenue, which included amortization expense related to initial direct costs, net of overhaul revenue of $0.5 million for the three months ended March 31, 2024. The net book value of our flight equipment subject to operating lease increased to $28.6 billion as of March 31, 2025 from a net book value of $26.5 billion as of March 31, 2024. Our rental of flight equipment revenues increased primarily due to the continued growth of our fleet, partially offset by a decrease in end of lease revenue of approximately $12.7 million as compared to the prior period primarily due to fewer lease terminations.

Aircraft sales, trading and other revenue

Aircraft sales, trading and other revenue increased to $92.9 million for the three months ended March 31, 2025 compared to $49.0 million for the three months ended March 31, 2024, primarily driven by an increase in gains from aircraft sales. During the three months ended March 31, 2025, we recorded $60.9 million in gains from the sale of 16 aircraft compared to $23.4 million in gains from the sale of five aircraft for the three months ended March 31, 2024.

Interest expense

Interest expense totaled $222.6 million for the three months ended March 31, 2025 compared to $194.7 million for the three months ended March 31, 2024. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.26% as compared to 4.03% in the prior year period as well as a slight increase in our overall outstanding debt balance.

Depreciation expense

We recorded $299.0 million in depreciation expense of flight equipment for the three months ended March 31, 2025 compared to $277.3 million for the three months ended March 31, 2024. The increase in depreciation expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Recoveries of Russian fleet write-off

During the three months ended March 31, 2025, we recognized a net benefit of $331.9 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $328.5 million in cash insurance settlement proceeds and a $3.4 million benefit from our equity interest in our managed fleet. As of May 5, 2025, 16 aircraft previously included in our owned fleet for which we retain title to remain detained in Russia. We did not have any corresponding insurance settlements in the three months ended March 31, 2024.
.
Stock-based compensation

We recorded stock-based compensation expense of $17.6 million and $8.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Of the $17.6 million of stock-based compensation recorded for the three months ended March 31, 2025, we recorded a $7.4 million expense related to the acceleration of certain RSUs resulting from the retirement of our Executive Chairman. We expect to record $2.2 million in expense for the second quarter of 2025 related to the retirement of our Executive Chairman. In addition, we also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the period.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $59.3 million for the three months ended March 31, 2025 compared to $47.7 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 is primarily due to a $9.2 million expense related to the retirement of our Executive Chairman.

Taxes

Our effective tax rate for the three months ended March 31, 2025 remained constant at 20.3% for the three months ended March 31, 2025 and 2024.

Net income attributable to common stockholders

For the three months ended March 31, 2025, we reported net income attributable to common stockholders of $364.8 million, or $3.26 per diluted share, compared to net income attributable to common stockholders of $97.4 million, or $0.87 per diluted share, for the three months ended March 31, 2024. The increase from the prior year period is primarily due to a net benefit of $331.9 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia, along with higher revenues as discussed above. These were slightly offset by higher interest expense, driven by the increase in our composite cost of funds from 4.03% at March 31, 2024 to 4.26% at March 31, 2025, as well as a $17.1 million increase in compensation expense, primarily consisting of $9.2 million in selling, general and administrative expense and $7.4 million in stock-based compensation expense, related to the retirement of our Executive Chairman.

Adjusted net income before income taxes

For the three months ended March 31, 2025, we recorded adjusted net income before income taxes of $169.5 million, or $1.51 per adjusted diluted share, compared to adjusted net income before income taxes of $146.3 million, or $1.31 per adjusted diluted share, for the three months ended March 31, 2024. Adjusted net income before income taxes increased primarily due to an increase in our rental revenue and aircraft sales, trading and other revenue, partially offset by higher interest expense, driven by the increase in our composite cost of funds, as discussed above.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2024. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility and unsecured term loans. As of March 31, 2025 and December 31, 2024, we had $4.5 billion and $4.3 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of March 31, 2025 which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $44.9 million and $42.8 million as of March 31, 2025 and December 31, 2024, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.4% of our lease revenues were denominated in foreign currency as of March 31, 2025 and December 31, 2024, respectively. Additionally, some of our net investments in sales-type leases, which represent 0.7% and 0.6% of our total assets as of March 31, 2025 and December 31, 2024, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the three months ended March 31, 2025, we incurred a $5.8 million gain resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.3% and 6.1% of our debt obligations were denominated in foreign currency as of March 31, 2025 and December 31, 2024, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the three months ended March 31, 2025, more than 94% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency as U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers (collectively, the “C&P Insurers”) on the Plaintiffs’ contingent and possessed insurance policy (the “C&P Policy”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California (the “California Litigation”) seeking recovery of actual damages (subject to proof at trial) and declaratory relief against the C&P Insurers for breach of contract and breach of the covenant of good faith and fair dealing in connection with the Plaintiffs’ previously submitted insurance claims for which a jury trial has been set for September 8, 2025. Fact and expert discovery are complete. In November 2024, certain Plaintiffs’ Insurers filed motions for summary judgment, which the Plaintiffs opposed in December 2024. A hearing on these motions for summary judgment was held on May 1, 2025, but final orders have not been published by the court.

On December 21, 2023, certain Plaintiffs received cash insurance settlement proceeds of approximately $64.9 million in settlement of their insurance claims under S7’s insurance policies in respect of four aircraft in our owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine. The receipt of these insurance settlement proceeds serves to mitigate, in part, such Plaintiffs’ losses under the C&P Policy.

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia (the “London Litigation”). The London Litigation is in the early stages and no trial date has been set.

During the first quarter of 2025, the Plaintiffs entered into settlement agreements with certain C&P Insurers. As a result, during the three months ended March 31, 2025, we recognized a net benefit of $331.9 million from the settlement of insurance claims under our C&P Policy comprised of $328.5 million in cash insurance settlement proceeds and $3.4 million related to our equity interest in our managed fleet. In addition, subsequent to March 31, 2025, the Plaintiffs entered into settlement agreements with certain additional C&P Insurers resulting in a net benefit of $228.9 million, consisting of $226.7 million in cash insurance settlement proceeds and a $2.2 million benefit related to our equity interest in our managed fleet. Pursuant to the terms of the settlement agreements and following receipt of these proceeds, the Plaintiffs (i) released their insurance claims against the settling C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the settling C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed, or are in the process of dismissing, the settling C&P Insurers from the California Litigation and London Litigation. The Plaintiffs are currently in settlement discussions with certain non-settling C&P Insurers. Collection, timing and amounts of any additional insurance and related recoveries in the California Litigation and London Litigation remain uncertain at this time.

We do not believe these matters will have a material adverse effect on our results of operations, financial condition or cash flow, as we recorded a write-off of our entire interest in our owned and managed aircraft detained in Russia during 2022 and any future recoveries in the California Litigation and London Litigation will continue to be recorded as a recovery in our financial statements.

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

ITEM 1A. RISK FACTORS

Other than stated below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Tariffs can also impact our ability to place and deliver aircraft. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of the aircraft and any price increases on components needed for maintenance over the life of the lease. As a result, new or increased tariffs imposed after a lease is signed will result in a higher than anticipated cost for imported aircraft that our lessees may not be willing to assume and which could adversely impact demand for aircraft, creating an oversupply of aircraft and potentially placing downward pressure on lease rates and aircraft market values. Additionally, certain of our lessees whose aircraft delivery has been delayed by over one year have lease cancellation rights, which they may exercise. Tariffs could also increase our costs for aircraft and components under our purchase agreements with manufacturers, though our forward purchase agreements contain escalation caps for future price increases, subject to limitations in some cases. For example, in October 2019, the U.S. announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft which was raised to 15% in March 2020. In November 2020, the E.U. announced a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. In June 2021, the U.S. and E.U. temporarily suspended all retaliatory tariffs related to new aircraft imports for five years. In April 2025, the U.S. announced a 10% baseline tariff on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits. These actions resulted in retaliatory tariffs by other countries, though such higher tariffs between the U.S. and other countries have been temporarily paused through July 2025, with the exception for tariffs on China. The extent and duration of the announced tariffs are uncertain and the impact on our business depends on various factors, such as negotiations between the U.S. and other countries, exemptions or exclusions that may be granted. Airbus Canada Limited Partnership (“Airbus Canada”) manufactures a majority of our Airbus A220 aircraft in Mirabel, Quebec and accepting delivery in the U.S. of aircraft manufactured in this facility may subject a lessee to additional tariffs, though as of March 31, 2025, we did not have any A220 aircraft scheduled for delivery in the U.S. in 2025 or beyond. Airbus Canada also has a manufacturing facility in Mobile, Alabama in the U.S. Deliveries of U.S. manufactured Boeing aircraft to other countries where tariffs may be implemented by the U.S. could subject those lessees to additional costs. As of March 31, 2025, no aircraft placed for delivery from our orderbook are expected to be subject to current tariffs.

We cannot predict what further actions may ultimately be taken with respect to export controls, tariffs or trade relations between the U.S. and other countries. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for aircraft from our orderbook, increase the cost of aircraft components, delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries. More broadly, the impact of such tariffs or uncertainty as a result of such tariffs, is likely to have near term negative impact on the global economy and may serve to reduce demand for air travel which would negatively impact our business. In turn, this may impact where we can place and deliver our aircraft which may negatively impact our ability to execute on our long-term strategy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 30, 2025, Air Lease Corporation (the “Company”) and ALC Aircraft Financing Designated Activity Company (the “Irish Borrower” an indirect, wholly-owned subsidiary of the Company, and together with the Company, the “Borrowers”) entered into the Tenth Amendment and Extension Agreement (the “Tenth Amendment”) to the Second Amended and Restated Credit Agreement which amended and extended its unsecured revolving credit facility, dated as of May 5, 2014, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein (as previously amended and extended, and as further amended by the Tenth Amendment, the “Revolving Credit Facility”) whereby the Borrowers, among other things, (i) extended the final maturity date from May 5, 2028 to May 5, 2029, (ii) added a new tranche B revolving commitment totaling $250.0 million with the Irish Borrower, and (iii) amended the total revolving commitments thereunder to approximately $8.2 billion across 52 financial institutions as of May 5, 2025.

Borrowings under the Revolving Credit Facility accrue interest at the Adjusted Term SOFR Rate (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Revolving Credit Facility also has a 0.20% per year facility fee in respect of the total commitments under the facility. The pricing of this facility is subject to increase or decrease based on declines or improvements in the credit ratings for the Company’s debt.

Under the Revolving Credit Facility, lenders hold revolving commitments totaling approximately $7.8 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026. Some of the lenders party to the Revolving Credit Facility and their affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Borrowers or their affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the Tenth Amendment is qualified in its entirety by reference to the complete text of the Tenth Amendment, which is filed as Exhibit 10.2 and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019 (filed as Exhibit 3.2 to Air Lease Corporation’s Registration Statement on Form 8-A (File No. 001-35121), filed with the Securities and Exchange Commission on March 4, 2019).	8-K	001-35121	3.1	March 5, 2019

3.4	Certificate of Elimination relating to the Series A Preferred Stock, dated October 17, 2024.	8-K	001-35121	3.1	October 17, 2024

3.5	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.6	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

3.7	Certificate of Designations with respect to the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, dated September 23, 2024, filed with the Secretary of State of Delaware and effective on September 23, 2024.	8-K	001-35121	3.1	September 24, 2024

4.1	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1§	Letter Agreement, by and among Air Lease Corporation, ALC Aircraft Limited and Steven Udvar-Házy, dated March 13, 2025.	8-K	001-35121	10.1	March 13, 2025

10.2
Tenth Amendment and Extension Agreement, dated April 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith

10.3§	Amendment, dated April 16, 2025, to the Employment Agreement between ALC Aircraft Limited and John L. Plueger.				Filed herewith

10.4§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units	10-K	001-35121	10.245	February 13, 2025

10.5§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units	10-K	001-35121	10.246	February 13, 2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units	10-K	001-35121	10.247	February 13, 2025

10.7§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)	10-K	001-35121	10.248	February 13, 2025

10.8§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units	10-K	001-35121	10.249	February 13, 2025

10.9§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units	10-K	001-35121	10.250	February 13, 2025

10.10§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units	10-K	001-35121	10.251	February 13, 2025

10.11§	Air Lease Corporation Annual 2025 Cash Bonus Plan	10-K	001-35121	10.227	February 13, 2025

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

§    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR LEASE CORPORATION

May 5, 2025	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

May 5, 2025	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)