Form 10-Q
period 2025-06-30
AIR LEASE CORP
filed 2025-08-04
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At July 31, 2025, there were 111,765,032 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended June 30, 2025

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
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•any additional factors discussed under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$454,801	$472,554
Restricted cash	4,201	3,550
Flight equipment subject to operating leases	35,667,581	34,168,919
Less accumulated depreciation	(6,535,795)	(5,998,453)
	29,131,786	28,170,466
Net investment in sales-type leases	478,396	433,048
Deposits on flight equipment purchases	1,116,672	761,438
Flight equipment held for sale	524,141	951,181
Other assets	1,585,413	1,485,659
Total assets	$33,295,410	$32,277,896
Liabilities and Shareholders’ Equity
Accrued interest and other payables	$1,094,754	$1,272,984
Debt financing, net of discounts and issuance costs	20,320,406	20,209,985
Security deposits on flight equipment leases	634,115	624,597
Maintenance reserves on flight equipment leases	1,375,525	1,180,741
Rentals received in advance	133,804	136,566
Deferred tax liability	1,512,575	1,320,397
Total liabilities	$25,071,179	$24,745,270
Shareholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 900,000 (aggregate liquidation preference of $900,000) shares issued and outstanding at June 30, 2025 and December 31, 2024	$9	$9
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,765,032 and 111,376,884 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,118	1,114
Class B Non-Voting common stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	3,382,695	3,364,712
Retained earnings	4,836,880	4,147,218
Accumulated other comprehensive income	3,529	19,573
Total shareholders’ equity	$8,224,231	$7,532,626
Total liabilities and shareholders’ equity	$33,295,410	$32,277,896

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$647,661	$594,847	$1,284,893	$1,185,322
Maintenance rentals and other receipts	31,048	14,658	39,185	38,512
Total rental of flight equipment revenue	678,709	609,505	1,324,078	1,223,834
Gain on aircraft sales and trading and other income	52,987	57,783	145,900	106,764
Total revenues and other income	731,696	667,288	1,469,978	1,330,598

Expenses
Interest	209,087	190,004	417,661	371,599
Amortization of debt discounts and issuance costs	13,217	13,292	27,212	26,401
Interest expense	222,304	203,296	444,873	398,000
Depreciation of flight equipment	304,288	281,982	603,307	559,242
Recoveries of Russian fleet write-off	(344,002)	—	(675,940)	—
Selling, general and administrative	49,851	45,432	109,199	93,175
Stock-based compensation expense	12,674	8,837	30,290	17,112
Total expenses	245,115	539,547	511,729	1,067,529
Income before taxes	486,581	127,741	958,249	263,069
Income tax expense	(101,414)	(24,795)	(197,249)	(52,257)
Net income	$385,167	$102,946	$761,000	$210,812
Preferred stock dividends	(11,081)	(12,508)	(22,163)	(22,933)
Net income attributable to common stockholders	$374,086	$90,438	$738,837	$187,879

Other comprehensive income/(loss):
Foreign currency translation adjustment	$(94,267)	$14,576	$(121,968)	$33,020
Change in fair value of hedged transactions	90,331	(15,226)	101,557	(35,086)
Total tax benefit on other comprehensive income	842	139	4,367	442
Other comprehensive income/(loss), net of tax	(3,094)	(511)	(16,044)	(1,624)
Total comprehensive income attributable to common stockholders	$370,992	$89,927	$722,793	$186,255

Earnings per share of common stock:
Basic	$3.35	$0.81	$6.62	$1.69
Diluted	$3.33	$0.81	$6.59	$1.68
Weighted-average shares of common stock outstanding
Basic	111,762,758	111,372,434	111,656,919	111,273,514
Diluted	112,233,226	111,740,821	112,191,471	111,712,719

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
Issuance of common stock upon vesting of restricted stock units	—	—	644,380	6	—	—		—	—	6
Stock-based compensation expense	—	—	—	—	—	—	17,616	—	—	17,616
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,587)	—	(24,587)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(12,950)	(12,950)
Tax withholdings on stock based-compensation	—	—	(262,129)	(2)	—	—	(12,275)	—	—	(12,277)
Net income	—	—	—	—	—	—	—	375,832	—	375,832
Balance at March 31, 2025	900,000	$9	111,759,135	$1,118	—	$—	$3,370,053	$4,487,382	$6,623	$7,865,185
Issuance of common stock upon vesting of restricted stock units	—	—	19,060	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	12,674	—	—	12,674
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,588)	—	(24,588)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,094)	(3,094)
Tax withholdings on stock based-compensation	—	—	(13,163)	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	—	—	—	385,167	—	385,167
Balance at June 30, 2025	900,000	$9	111,765,032	$1,118	—	$—	$3,382,695	$4,836,880	$3,529	$8,224,231

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	567,154	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	8,275	—	—	8,275
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,387)	—	(23,387)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Tax withholdings on stock based-compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	107,866	—	107,866
Balance at March 31, 2024	10,600,000	$106	111,366,501	$1,114	—	$—	$3,286,122	$3,943,867	$662	$7,231,871
Issuance of common stock upon vesting of restricted stock units	—	—	10,383	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,837	—	—	8,837
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,389)	—	(23,389)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(12,508)	—	(12,508)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(511)	(511)
Net income	—	—	—	—	—	—	—	102,946	—	102,946
Balance at June 30, 2024	10,600,000	$106	111,376,884	$1,114	—	$—	$3,294,959	$4,010,916	$151	$7,307,246

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Operating Activities
Net income	$761,000	$210,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	603,307	559,242
Recoveries of Russian fleet write-off	(675,940)	—
Stock-based compensation expense	30,290	17,112
Deferred taxes	196,546	50,575
Amortization of prepaid lease costs	45,444	50,579
Amortization of discounts and debt issuance costs	27,212	26,401
Gain on aircraft sales, trading and other activity	(89,164)	(97,978)
Changes in operating assets and liabilities:
Other assets	15,897	(25,377)
Accrued interest and other payables	(50,026)	8,555
Rentals received in advance	(2,609)	(14,778)
Net cash provided by operating activities	861,957	785,143
Investing Activities
Acquisition of flight equipment	(1,203,893)	(1,466,104)
Payments for deposits on flight equipment purchases	(736,721)	(179,213)
Proceeds from aircraft sales, trading and other activity	475,937	430,476
Proceeds from settlement of insurance claims	611,728	—
Acquisition of aircraft furnishings, equipment and other assets	(119,419)	(191,952)
Net cash used in investing activities	(972,368)	(1,406,793)
Financing Activities
Cash dividends paid on Class A common stock	(49,090)	(46,703)
Cash dividends paid on preferred stock	(22,163)	(22,933)
Tax withholdings on stock-based compensation	(12,302)	(9,384)
Net change in unsecured revolving facilities	230,000	(1,010,000)
Net change in commercial paper balance	936,000	—
Proceeds from debt financings	433,074	3,024,408
Payments in reduction of debt financings	(1,633,343)	(1,503,849)
Debt issuance costs	(4,490)	(7,534)
Security deposits and maintenance reserve receipts	226,887	198,377
Security deposits and maintenance reserve disbursements	(11,264)	(9,568)
Net cash provided by financing activities	93,309	612,814
Net decrease in cash	(17,102)	(8,836)
Cash, cash equivalents and restricted cash at beginning of period	476,104	464,492
Cash, cash equivalents and restricted cash at end of period	$459,002	$455,656

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $19,409 and $21,709 at June 30, 2025 and 2024, respectively	$474,743	$390,120
Cash paid for income taxes	$2,209	$21,313
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$495,801	$351,720
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$140,253	$744,559
Transfer of flight equipment to investment in sales-type lease	$33,778	$33,629
Cash dividends declared on Class A common stock, not yet paid	$24,588	$23,389

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “AL”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention of generating attractive returns on equity. As of June 30, 2025, the Company owned 495 aircraft, managed 53 aircraft and had 241 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2025, and for all periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassification

Certain amounts have been reclassified in the 2024 financial statements to conform to the 2025 presentation.

Initial direct costs/Lease incentives

The Company records as period costs those internal and other costs incurred in connection with identifying, negotiating, and delivering aircraft to the Company’s lessees. Amounts paid by the Company to lessees and/or other parties in connection with originating lease transactions, including any lessor contributions for maintenance events, are capitalized as lease incentives and are amortized over the lease term. Additionally, regarding the extension of leases that contain maintenance reserve provisions, the Company considers maintenance reserves that were previously recorded as revenue and no longer meet the virtual certainty criteria as a function of the extended lease term as lease incentives and capitalizes such costs. The amortization of lease incentives is recorded as a reduction of lease rentals in the Consolidated Statements of Income and the lessor contribution associated is included within Accrued interest and other payables in the Consolidated Balance Sheets.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Note 3. Debt Financing

The Company’s consolidated debt as of June 30, 2025 and December 31, 2024 is summarized below:

	June 30, 2025	December 31, 2024
	(in thousands)
Unsecured
Senior unsecured securities	$14,718,630	$16,046,662
Term financings	3,893,200	3,628,600
Commercial paper	936,000	—
Revolving Credit Facility	—	170,000
Other revolving credit facilities	400,000	—
Total unsecured debt financing	19,947,830	19,845,262
Secured
Term financings	347,306	354,208
Export credit financing	182,896	190,437
Total secured debt financing	530,202	544,645

Total debt financing	20,478,032	20,389,907
Less: Debt discounts and issuance costs	(157,626)	(179,922)
Debt financing, net of discounts and issuance costs	$20,320,406	$20,209,985

As of June 30, 2025, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated shareholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test. At June 30, 2025 and December 31, 2024, the composite interest rate (excluding amortization of debt discounts and issuance costs) was 4.28% and 4.14%, respectively.

Senior unsecured securities (including Medium-Term Note Program)

As of June 30, 2025 and December 31, 2024, the Company had $14.7 billion and $16.0 billion in senior unsecured securities outstanding, respectively. The Company did not issue any senior unsecured securities during the six months ended June 30, 2025.

Unsecured syndicated revolving credit facility

As of June 30, 2025, the Company did not have any amounts outstanding under its unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, the Company had $170.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

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

In May 2025, the Company entered into a new lender supplement which increased the aggregate capacity of the Revolving Credit Facility by $250.0 million. The additional capacity has a stated maturity date of May 5, 2029.

As of August 4, 2025, the Company had total revolving commitments of approximately $8.4 billion. Lenders held revolving commitments totaling approximately $8.0 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026.

Other unsecured revolving credit facilities

As of June 30, 2025, the Company had outstanding borrowings totaling $400.0 million under two unsecured revolving credit facilities, each with an outstanding balance of $200.0 million. The borrowings bear interest at three-month Term SOFR plus 1.25% and two-month Term SOFR plus 1.05%, respectively, and mature in 2025. As of December 31, 2024, the Company did not have outstanding balances under its other unsecured revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

Unsecured term financings

In January 2025, the Company entered into a $100.0 million unsecured term loan with a one-year maturity bearing interest at a floating rate of one-month Term SOFR plus 1.15% plus a credit spread adjustment of 0.10%. In April 2025, the Company entered into a $200.0 million unsecured term loan, maturing in January 2027 and bearing interest at a floating rate of one-month Term SOFR plus 1.03%.

In December 2024, the Company entered into a $966.5 million unsecured term loan with a three-year maturity bearing interest at one-month Term SOFR plus a margin of 1.125%, subject to adjustment based on the Company’s credit rating. In April 2025, pursuant to the terms of the loan agreement, the Company exercised its option for additional commitments totaling $33.5 million. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility.

As of June 30, 2025 and December 31, 2024, the outstanding balance on the Company’s unsecured term financings was $3.9 billion and $3.6 billion, respectively.

Secured debt financings

As of June 30, 2025, the Company had an outstanding balance of $530.2 million in secured debt financings, and had pledged ten aircraft as collateral, with a net book value of $743.8 million. As of December 31, 2024, the Company had an outstanding balance of $544.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $772.7 million. All of the Company’s secured obligations as of June 30, 2025 and December 31, 2024 were recourse in nature.

Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of June 30, 2025, the Company had an outstanding balance of $936.0 million under its commercial paper program with a weighted average interest rate of 4.91% and a weighted average maturity of less than one month.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities

Maturities of debt outstanding as of June 30, 2025 are as follows (in thousands):

Years ending December 31,
2025	$2,619,016
2026	5,991,041
2027	4,026,176
2028	3,135,631
2029	1,071,769
Thereafter	3,634,399
Total	$20,478,032

Note 4. Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the six months ended June 30, 2025:

(in thousands)
Net book value as of December 31, 2024	$28,170,466
Purchase of flight equipment	1,738,658
Depreciation of flight equipment	(603,307)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(140,253)
Transfer of flight equipment to investment in sales-type lease	(33,778)
Net book value as of June 30, 2025	$29,131,786

Accumulated depreciation as of June 30, 2025	$(6,535,795)

Update on Russian Fleet

In June 2022, the Company and certain of its subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers (collectively, the “C&P Insurers”) on the Plaintiffs’ contingent and possessed insurance policy (“C&P Policy”) to recover losses relating to aircraft detained in Russia for which the Company recorded a net write-off of its interests in its owned aircraft totaling approximately $760.1 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California against the C&P Insurers in connection with their previously submitted insurance claims (the “California Litigation”).

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia (the “London Litigation”). The London Litigation remains in the early stages and a trial has been set to begin in October 2026.

During the first half of 2025, the Plaintiffs entered into settlement agreements with all but one war risk C&P Insurer and certain all risk C&P Insurers. As a result, the Company recognized an aggregate of $328.5 million and $339.4 million in cash insurance settlement proceeds during the three months ended March 31, 2025 and June 30, 2025, respectively. All proceeds are recognized under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the terms of the settlement agreements with the settling C&P Insurers and following receipt of proceeds, the Plaintiffs (i) released their insurance claims against the settling C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the settling C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed the settling C&P Insurers from the California Litigation and London Litigation.

Subsequent to June 30, 2025, the Plaintiffs entered into settlement agreements with the final war risk C&P Insurer and certain all risk C&P Insurers, pursuant to which they have received or are entitled to receive an aggregate of $58.8 million in cash insurance settlement proceeds, which will be recognized under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income in the third quarter of 2025.

As of August 4, 2025, the Company has recovered, or has signed agreements to recover, an aggregate of $822.4 million against its initial $791.0 million write-off of its interests in owned aircraft detained in Russia taken during the first quarter of 2022, comprised of $726.8 million in cash insurance settlement proceeds received from settling C&P Insurers, $64.7 million in cash insurance settlement proceeds, net of fees, received in December 2023 under Russian airline S7’s insurance policies in respect of four aircraft in the Company’s owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine, and a $30.9 million benefit recorded from the October 2022 return of one Boeing 737-8 MAX aircraft that was not operating and had been in storage in Russia since the 737 MAX grounding.

The Plaintiffs currently anticipate dismissal of the California Litigation to be completed during the third quarter of 2025. The Plaintiffs continue to have claims against certain Airlines’ Insurers in the London Litigation and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any additional insurance and related recoveries in the London Litigation remain uncertain at this time.

Note 5. Flight Equipment Held for Sale

As of June 30, 2025, the Company had 16 aircraft, with a carrying value of $524.1 million, which were classified as held for sale on the Consolidated Balance Sheets. The Company expects that the majority of the 16 aircraft currently classified as flight equipment held for sale will be sold during 2025. As of June 30, 2025, the Company had an aggregate of $255.9 million in purchase deposits pursuant to sale agreements related to six of the 16 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

As of December 31, 2024, the Company had 30 aircraft, with a carrying value of $951.2 million, which were classified as held for sale.

During the six months ended June 30, 2025, the Company transferred six aircraft from flight equipment subject to operating lease to flight equipment held for sale and completed the sale of 20 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale.

The following table summarizes the activities of the Company’s flight equipment held for sale for the six months ended June 30, 2025 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2024	$951,181
Flight equipment subject to operating leases reclassified to flight equipment held for sale	140,253
Aircraft sales	(567,293)
Flight equipment held for sale as of June 30, 2025	$524,141

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Commitments and Contingencies

Aircraft Acquisitions

In April 2025, the Company entered into a supplemental agreement with Boeing to purchase five incremental 737-8 MAX aircraft scheduled to deliver in 2031. In June 2025, the Company entered into an agreement with Airbus to cancel future orders of seven A350F aircraft.

As of June 30, 2025, the Company had contractual commitments to acquire a total of 241 new aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $14.1 billion. The following table shows the Company’s contractual delivery commitment schedule as of June 30, 2025:

	Estimated Delivery Years
Aircraft Type	Last 6 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	3	3	14	14	2	—	36
Airbus A320/321neo(1)	4	20	38	34	34	—	130
Airbus A330-900neo	—	1	—	—	—	—	1
Boeing 737-8/9 MAX	16	20	21	2	—	5	64
Boeing 787-9/10	4	5	1	—	—	—	10
Total(2)	27	49	74	50	36	5	241

(1) The Company’s Airbus A320/321neo aircraft orders include 13 long-range variants and 49 extra long-range variants.
(2) The table above reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through August 4, 2025. The Company’s contractual delivery commitment schedule is subject to a number of factors outside its control, including ongoing delays by Airbus and Boeing for some aircraft, and the Company cannot guarantee delivery of any particular aircraft at any specific time notwithstanding its contractual delivery commitment schedule.

The table above is subject to change based on Airbus and Boeing delivery delays. As noted below, the Company expects delivery delays for most of the aircraft in its orderbook. The Company remains in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, the Company is not yet able to determine the full impact of these delays.

Pursuant to its purchase agreements with Airbus and Boeing, the Company agrees to contractual delivery dates for each aircraft ordered.These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with both Airbus and Boeing.
The FAA continues to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved. The Company expects its Boeing deliveries will continue to be delayed. In addition, in the first quarter of 2025, Airbus informed the Company that there would be meaningful additional production delays of approximately one year, affecting primarily A320/321neo aircraft deliveries. The broader aviation supply chain remains highly constrained, impacting production capacity for both Airbus and Boeing.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2025, the U.S. imposed a 10% baseline tariff on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits, while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods. This has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. On May 1, 2025, the U.S. Department of Commerce initiated an investigation into the effects on national security of imports of commercial aircraft and jet engines. It is unclear what the outcome of this investigation will be and what impact, if any, it will have on the aviation industry. As of the date of this filing, tariff modifications imposed by the U.S. are paused until August 2025, with the exception of higher tariffs on China. As of the date of this filing, the U.S. government announced it has entered into preliminary trade frameworks with the European Union (“E.U.”) and a number of countries, including Japan, Vietnam and South Korea, that imposes at least a 15% tariff on goods entering the U.S. and no announced retaliatory tariffs on U.S. goods. On July 31, 2025, the U.S. government announced plans to implement higher tariffs on imports from nearly 70 other countries, including Canada and Brazil, which would go into effect on August 7, 2025, though aircraft are currently exempt from Brazil’s tariff scheme. Generally, Boeing aircraft manufactured in the U.S. and delivered to customers in other countries may be subject to tariffs; however, the preliminary trade framework announced with the E.U. preserves the zero tariff regime on Boeing and Airbus aircraft and parts imported into the U.S. and the E.U. As of the date of this filing, the Company has no aircraft placed for delivery from its orderbook that are expected to be subject to currently announced tariffs. As of June 30, 2025, approximately 1.7% of the Company’s aircraft by net book value are on lease to lessees located in China, and the Company does not have any scheduled future aircraft deliveries to Chinese airline customers.

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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate commitment (including adjustments for anticipated inflation) of approximately $14.1 billion as of June 30, 2025, are as follows:

Years ending December 31,	(in thousands)
2025 (excluding the six months ended June 30, 2025)	$1,726,416
2026	3,337,861
2027	4,111,983
2028	2,631,627
2029	1,950,361
Thereafter	347,307
Total	$14,105,555

The Company has made non-refundable deposits on flight equipment purchases of $1.1 billion and $0.8 billion as of June 30, 2025 and December 31, 2024, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 7. Net Investment in Sales-type Leases

As of June 30, 2025, the Company had sales-type leases for 16 aircraft and one engine. As of December 31, 2024, the Company had sales-type leases for 15 aircraft and one engine.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net investment in sales-type leases is included in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following as of June 30, 2025:

June 30, 2025
(in thousands)
Future minimum lease payments to be received	$382,179
Estimated residual values of leased flight equipment	162,810
Less: Unearned income	(66,593)
Net Investment in Sales-type Leases	$478,396

As of June 30, 2025, future minimum lease payments to be received on sales-type leases were as follows:

Years ending December 31,	(in thousands)
2025 (excluding the six months ended June 30, 2025)	$21,943
2026	43,887
2027	43,887
2028	43,887
2029	43,887
Thereafter	184,688
Total	$382,179

Note 8. Rental Income

As of June 30, 2025, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of June 30, 2025 are as follows:

Years ending December 31,	(in thousands)
2025 (excluding the six months ended June 30, 2025)	$1,354,921
2026	2,663,650
2027	2,505,431
2028	2,312,694
2029	2,080,828
Thereafter	8,370,397
Total	$19,287,921

Note 9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of June 30, 2025, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the three and six months ended June 30, 2025, and 2024, the Company did not exclude any potentially dilutive securities, whose effect would

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,033,419 and 1,064,633 shares related to restricted stock units for which the performance metric had yet to be achieved as of June 30, 2025 and 2024, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(in thousands, except share and per share)
Basic earnings per share:
Numerator
Net income	$385,167	$102,946	$761,000	$210,812
Preferred stock dividends	(11,081)	(12,508)	(22,163)	(22,933)
Net income attributable to common stockholders	$374,086	$90,438	$738,837	$187,879
Denominator
Weighted-average common shares outstanding	111,762,758	111,372,434	111,656,919	111,273,514
Basic earnings per share	$3.35	$0.81	$6.62	$1.69
Diluted earnings per share:
Numerator
Net income	$385,167	$102,946	$761,000	$210,812
Preferred stock dividends	(11,081)	(12,508)	(22,163)	(22,933)
Net income attributable to common stockholders	$374,086	$90,438	$738,837	$187,879
Denominator
Number of shares used in basic computation	111,762,758	111,372,434	111,656,919	111,273,514
Weighted-average effect of dilutive securities	470,468	368,387	534,552	439,205
Number of shares used in per share computation	112,233,226	111,740,821	112,191,471	111,712,719
Diluted earnings per share	$3.33	$0.81	$6.59	$1.68

Note 10. Other Assets

Other assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Lease incentives, net	$429,126	$420,154
Straight-line rent receivables and prepaid expenses	249,770	263,966
Lease receivables	141,121	126,750
Buyer furnished equipment	89,744	120,510
Investments in managed vehicles	86,346	80,381
Capitalized interest	71,968	81,224
Other assets	517,338	392,674
	$1,585,413	$1,485,659

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Accrued Interest and Other Payables

Accrued interest and other payables consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Purchase deposits on aircraft sales	$266,306	$366,823
Lessor contributions	320,496	280,783
Accounts payable and accrued expenses	214,801	249,167
Accrued interest	166,718	202,968
Other liabilities	126,433	173,243
	$1,094,754	$1,272,984

Note 12. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of June 30, 2025 and December 31, 2024, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $62.7 million and derivative liabilities of $38.8 million, respectively. Derivative assets are included in Other assets and derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2025 was $20.3 billion compared to a book value of $20.5 billion. The estimated fair value of debt financing as of December 31, 2024 was $20.1 billion compared to a book value of $20.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at June 30, 2025, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2025 and December 31, 2024 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 13. Shareholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had 111,765,032 and 111,376,884 shares of Class A common stock issued and outstanding, respectively. The Company was authorized to issue up to 10,000,000 shares of Class B common stock, $0.01 par value at June 30, 2025 and December 31, 2024. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of June 30, 2025 or December 31, 2024.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), and 300,000 shares of 6.00% Fixed-Rate Reset Non-Cumulative Perpetual

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Preferred Stock, Series D (the “Series D Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2025	Liquidation Preference as of June 30, 2025(1)	Issue Date	Dividend Rate in Effect at June 30, 2025(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

Note 14. Stock-based Compensation and Other Compensation

Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of June 30, 2025, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,447,483. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of total shareholder return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one year or two year period.

The Company recorded $12.7 million and $8.8 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2025 and 2024, respectively. The Company recorded $30.3 million and $17.1 million of stock-based compensation expense related to RSUs for the six months ended June 30, 2025 and 2024, respectively. Of the $12.7 million and $30.3 million of stock-based compensation expense recorded for the three and six months ended June 30, 2025, the Company recorded a $2.2 million and $9.6 million expense, respectively, related to the acceleration of certain RSUs resulting from the retirement of the Company’s Chairman from his executive role. In addition, the Company also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the period.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the six months ended June 30, 2025, the Company granted 663,475 RSUs of which 103,223 were TSR RSUs and 239,286 were book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the six months ended June 30, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	1,720,950	$44.30
Granted	663,475	$47.30
Vested (1)	(663,440)	$46.17
Forfeited/canceled	(33,451)	$42.84
Unvested at June 30, 2025	1,687,534	$45.05
Expected to vest after June 30, 2025	2,273,250	$44.46

(1) During the six months ended June 30, 2025, 340,939 performance-based RSUs and 322,501 time-based RSUs vested.

As of June 30, 2025, there was $47.1 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 2.01 years.

Other Compensation

For the six months ended June 30, 2025, the Company recorded a $9.2 million payroll expense accrual resulting from the retirement of its Chairman from his executive role, which will be payable in substantially equal installments in accordance with the Company’s normal payroll practices through May 2027. The additional payroll expense is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income, while the liability is included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Note 15. Aircraft Under Management

As of June 30, 2025, the Company managed 53 aircraft across three aircraft management platforms. The Company managed 28 aircraft through the Blackbird investment funds, 24 aircraft through its Thunderbolt platform and one aircraft on behalf of a financial institution.

As of June 30, 2025, the Company managed 28 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of June 30, 2025, the Company’s non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $77.7 million and $71.6 million as of June 30, 2025 and December 31, 2024, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of June 30, 2025, the Company managed 24 aircraft across two separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.6 million and $8.8 million as of June 30, 2025 and December 31, 2024, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended June 30, 2025, the Company’s managed platforms received cash insurance settlement proceeds related to certain of their insurance claims related to aircraft detained in Russia. As a result, during the three and six months ended June 30, 2025, the Company recognized a benefit of $4.6 million and $8.0 million, respectively, related to recoveries of its equity interest in its managed fleet that were written off in 2022, which is included under Recoveries of Russian fleet write-off in its consolidated statement of income and comprehensive income. As of August 4, 2025, two aircraft for which the Company’s managed fleet retain title remain in Russia.

Subsequent to June 30, 2025, the Company’s managed platforms received additional cash insurance settlement proceeds related to certain of their insurance claims related to aircraft detained in Russia. As a result, the Company expects to recognize a benefit of $0.8 million during the three months ended September 30, 2025 related to recoveries of its equity interest in its managed fleet that were written off in 2022, which is expected to be included under Recoveries of Russian fleet write-off in its consolidated statement of income and comprehensive income for that period.

Finally, the Company also manages one aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution nor ownership of the aircraft.

Note 16. Subsequent Events

Subsequent to June 30, 2025, the Plaintiffs entered into settlement agreements with the final war risk C&P Insurer and certain all risk C&P Insurers, pursuant to which they have received or are entitled to receive an aggregate of $58.8 million in cash insurance settlement proceeds, which will be recognized under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income in the third quarter of 2025. For more information, see Note 4. Flight equipment subject to operating lease.

On July 4, 2025, the 2025 budget reconciliation bill, commonly referred to as the One Big Beautiful Bill Act of 2025 (the “Act”) was enacted into law. This new legislation introduces an increased tax deduction for interest expense and a 100% bonus depreciation on U.S. leased assets. While the Company is still in the process of evaluating these changes, the Company does not anticipate a significant impact on its effective tax rate.

On July 30, 2025, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.22	September 3, 2025	October 8, 2025
Series B Preferred Stock	$11.625	August 31, 2025	September 15, 2025
Series C Preferred Stock	$10.3125	August 31, 2025	September 15, 2025
Series D Preferred Stock	$15.00	August 31, 2025	September 15, 2025

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

Second Quarter Overview

During the three months ended June 30, 2025, we purchased 12 new aircraft from Airbus and Boeing and sold four aircraft. We ended the second quarter with a total of 495 aircraft in our owned fleet. The net book value of our fleet1 grew by 3.4% to $29.1 billion as of June 30, 2025 compared to $28.2 billion as of December 31, 2024. The weighted average age of our fleet was 4.8 years and the weighted average lease term remaining was 7.2 years as of June 30, 2025. Our managed fleet was comprised of 53 aircraft as of June 30, 2025 compared to 60 aircraft as of December 31, 2024. We have a globally diversified customer base comprised of 109 airlines in 55 countries as of June 30, 2025. We continued to maintain a strong lease utilization rate of 100.0% for the three months ended June 30, 2025.

As of June 30, 2025, we had commitments to purchase 241 aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment of $14.1 billion. We have placed 100% and 87% of our expected orderbook on long-term leases for aircraft delivering through the end of 2026 and 2027, respectively, and have placed approximately 58% of our entire orderbook through 2031. We ended the second quarter of 2025 with $28.8 billion in committed minimum future rental payments, consisting of $19.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $9.5 billion in minimum future rental payments related to aircraft which will deliver during the last six months of 2025 through 2031.

Our total revenues for the quarter ended June 30, 2025 increased by 9.7% to $731.7 million, compared to the quarter ended June 30, 2024. Our total revenues increased from the prior year primarily due to the continued growth in our fleet and higher end of lease revenue, management fee revenue and other income, partially offset by a decrease in aircraft sales activity. We recorded $16.7 million in gains from the sale of four aircraft and also recorded end of lease revenue of $20.3 million for the three months ended June 30, 2025. We recorded $39.8 million in gains from the sale of 11 aircraft and $2.1 million in end of lease revenue for the three months ended June 30, 2024.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our debt financing strategy is focused on raising unsecured debt in the global bank and debt capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing. We ended the second quarter of 2025 with available liquidity of $7.9 billion, which was comprised of unrestricted cash of $454.8 million and approximately $7.5 billion in undrawn balances under our unsecured revolving credit facility, net of $936.0 million in commercial paper borrowings. As of June 30, 2025, we had total debt outstanding of $20.5 billion, of which 76.7% was at a fixed rate and 97.4% was unsecured, and in the aggregate, our composite cost of funds was 4.28%.

For the three months ended June 30, 2025, we reported net income attributable to common stockholders of $374.1 million, or $3.33 per diluted share, compared to net income attributable to common stockholders of $90.4 million, or $0.81 per diluted share, for the three months ended June 30, 2024. The increase from the prior year period is primarily due to a net benefit of $344.0 million from
1 References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

the settlement of insurance claims with certain insurers related to aircraft detained in Russia, along with higher total revenues as discussed above. These were partially offset by higher interest expense, driven by the increase in our composite cost of funds.

For the three months ended June 30, 2025, we recorded adjusted net income before income taxes2 of $157.4 million, or $1.40 per adjusted diluted share, compared to adjusted net income before income taxes of $137.4 million, or $1.23 per adjusted diluted share, for the three months ended June 30, 2024. Adjusted net income before income taxes increased primarily due to an increase in our total revenues, partially offset by higher interest expense, driven by the increase in our composite cost of funds.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 3.4%, to $29.1 billion as of June 30, 2025, compared to $28.2 billion as of December 31, 2024. During the three months ended June 30, 2025, we purchased 12 new aircraft from Airbus and Boeing and sold four aircraft. We ended the period with a total of 495 aircraft in our owned fleet. As of June 30, 2025, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.8 years and 7.2 years, respectively. We also managed 53 aircraft as of June 30, 2025.

Our portfolio metrics as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
Net book value of flight equipment subject to operating lease	$29.1	billion	$28.2	billion
Weighted-average fleet age(1)	4.8 years		4.6 years
Weighted-average remaining lease term(1)	7.2 years		7.2 years

Owned fleet(2)	495		489
Managed fleet	53		60
Aircraft on order	241		269
Total	789		818

Current fleet contracted rentals	$19.3	billion	$18.3	billion
Committed fleet rentals	$9.5	billion	$11.2	billion
Total committed rentals	$28.8	billion	$29.5	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of June 30, 2025 and December 31, 2024, our owned fleet count included 16 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.
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

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,784,351	40.5%	$11,653,668	41.4%
Asia Pacific	10,538,251	36.1%	10,077,621	35.8%
Central America, South America, and Mexico	2,767,685	9.5%	2,685,098	9.5%
The Middle East and Africa	2,240,461	7.7%	1,971,448	7.0%
U.S. and Canada	1,801,038	6.2%	1,782,631	6.3%
Total	$29,131,786	100.0%	$28,170,466	100.0%

The following table sets forth our top five lessees by net book value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Lessee	% of Total	Lessee	% of Total
Virgin Atlantic	6.2%	Virgin Atlantic	6.5%
Air France-KLM Group	5.8%	Air France-KLM Group	6.2%
ITA	5.4%	ITA	5.6%
Korean Air	5.1%	Vietnam	4.6%
Aeromexico	4.6%	Aeromexico	4.4%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	7	1.4%	7	1.4%
Airbus A220-300	31	6.3%	22	4.5%
Airbus A320-200	17	3.4%	23	4.7%
Airbus A320-200neo	23	4.6%	23	4.7%
Airbus A321-200	19	3.8%	19	3.9%
Airbus A321-200neo	109	22.1%	108	22.1%
Airbus A330-200(1)	13	2.6%	13	2.7%
Airbus A330-300	5	1.0%	5	1.0%
Airbus A330-900neo	28	5.7%	28	5.7%
Airbus A350-900	17	3.4%	17	3.5%
Airbus A350-1000	8	1.6%	8	1.6%
Boeing 737-700	2	0.4%	2	0.4%
Boeing 737-800	48	9.7%	61	12.5%
Boeing 737-8 MAX	69	13.9%	59	12.1%
Boeing 737-9 MAX	31	6.3%	30	6.1%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	4.9%	24	4.9%
Boeing 787-9	27	5.5%	26	5.3%
Boeing 787-10	15	3.0%	12	2.5%
Embraer E190	1	0.2%	1	0.2%
Total(2)	495	100.0%	489	100.0%

(1) As of June 30, 2025 and December 31, 2024, aircraft count includes three and two Airbus A330-200 aircraft classified as freighters, respectively.
(2) As of June 30, 2025 and December 31, 2024, our owned fleet count included 16 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.

In April 2025, we entered into a supplemental agreement with Boeing to purchase five incremental 737-8 MAX aircraft scheduled to deliver in 2031. In June 2025, we entered into an agreement with Airbus to cancel future orders of seven A350F aircraft. As of June 30, 2025, we had contractual commitments to acquire a total of 241 new aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $14.1 billion as shown in the following tables. The tables are subject to change based on Airbus and Boeing delivery delays. As noted below, we expect delivery delays for most of the aircraft in our orderbook. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays; however, we are currently unable to determine the full impact of these delays.

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 6 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	3	3	14	14	2	—	36
Airbus A320/321neo(1)	4	20	38	34	34	—	130
Airbus A330-900neo	—	1	—	—	—	—	1
Boeing 737-8/9 MAX	16	20	21	2	—	5	64
Boeing 787-9/10	4	5	1	—	—	—	10
Total(2)	27	49	74	50	36	5	241

(1) Our Airbus A320/321neo aircraft orders include 13 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

The table below reflects management’s further refinement of expectations on future deliveries based on facts and circumstances known by management as of August 4, 2025. Our expected delivery schedule is subject to a number of factors outside our control, including ongoing delays by Airbus and Boeing for certain aircraft and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 6 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	3	3	12	14	4	—	36
Airbus A320/321neo(1)	4	18	32	37	36	3	130
Airbus A330-900neo	—	1	—	—	—	—	1
Boeing 737-8/9 MAX	12	19	22	6	—	5	64
Boeing 787-9/10	3	5	2	—	—	—	10
Total	22	46	68	57	40	8	241

(1) Our Airbus A320/321neo aircraft orders include 13 long-range variants and 49 extra long-range variants.

Contractual and expected commitments for the acquisition of these aircraft as of June 30, 2025 are as follows (in thousands):

Years ending December 31,	Contractual	Expected
2025 (excluding the six months ended June 30, 2025)	$1,726,416	$1,432,388
2026	3,337,861	3,199,156
2027	4,111,983	3,866,252
2028	2,631,627	2,997,782
2029	1,950,361	2,104,035
Thereafter	347,307	505,942
Total	$14,105,555	$14,105,555

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing.

The FAA continues to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved. We expect our Boeing deliveries will continue to be delayed and are unable to estimate the duration of delays or the impact on our Boeing orderbook. In addition, in the first quarter of 2025, Airbus has informed us that there would be meaningful additional production delays of approximately one year, affecting primarily A320/321neo aircraft deliveries, all of which are reflected in our expected commitment table above. The broader aviation supply chain remains highly constrained, impacting production capacity for both Airbus and Boeing.

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

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft expected to be delivered as of June 30, 2025, along with the lease placements of such aircraft as of August 4, 2025. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types but have not meaningfully increased production because of several factors, including ongoing supply chain constraints and other production issues. At current production rates, we do not see delivery delays significantly improving in the near term for Airbus aircraft because of the ongoing impact from Pratt & Whitney GTF engine manufacturing flaws impacting the Airbus A320neo family aircraft production rates. We expect that the FAA’s involvement in Boeing’s production rates will continue to significantly impact our Boeing deliveries. We remain in discussions with Airbus and Boeing to determine the extent and duration of delivery delays, but we are currently unable to determine the full impact of these delays.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2025	22	22	100.0%
2026	46	46	100.0%
2027	50	68	73.5%
2028	21	57	36.8%
2029	1	40	2.5%
Thereafter	—	8	—%
Total	140	241

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of June 30, 2025, we had a globally diversified customer base of 109 airlines in 55 different countries, with over 94% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

While recent tariff announcements have resulted in some volatility for the global aviation business, we believe the overall airline operating environment remains favorable for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, OEM (“Original Equipment Manufacturer”) supply chain challenges and backlogs, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft. We are monitoring the impact of tariffs on our business. The effects from evolving tariff regimes did not have an impact on our profitability in the second quarter. As discussed below, it is our expectation that tariff costs resulting from the importation of aircraft will continue to be the responsibility of our leasing customers in accordance with the terms of our triple net leases. While we currently do not expect tariffs to have a material impact on our business, as discussed below, tariffs could impact our business in a number of ways and the level of impact is unknown due to the uncertainty surrounding tariffs currently.

In April 2025, the U.S. imposed a 10% baseline tariff on all countries and individualized higher tariffs on imports from nations with which the U.S. assesses that it has the largest trade deficits; while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods. This has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. On May 1, 2025, the U.S. Department of Commerce initiated an investigation into the effects on national security of imports of commercial aircraft and jet engines. It is unclear what the outcome of this investigation will be and what impact, if any, it will have on the aviation industry. As of the date of this filing, tariff modifications imposed by the U.S. are paused until August 2025, with the exception of higher tariffs on China. As of the date of this filing, the U.S. government announced it has entered into preliminary trade frameworks with the European Union (“E.U.”) and a number of countries, including Japan, Vietnam and South Korea, that imposes at least a 15% tariff on goods entering the U.S. and no announced retaliatory tariffs on U.S. goods. On July 31, 2025, the U.S. government announced plans to implement higher tariffs on imports from nearly 70 other countries, including Canada and Brazil, which would go into effect on August 7, 2025, though aircraft are currently exempt from Brazil’s tariff scheme. Generally, Boeing aircraft manufactured in the U.S. and delivered to customers in other countries may be subject to tariffs; however, the preliminary trade framework announced with the E.U. preserves the zero tariff regime on Boeing and Airbus aircraft and parts imported into the U.S. and the E.U. As of the date of this filing, we have no aircraft placed for delivery from our orderbook that are expected to be subject to currently announced tariffs. As of June 30, 2025, approximately 1.7% of our aircraft by net book value are on lease to lessees located in China, and we do not have any scheduled future aircraft deliveries to Chinese airline customers.

Without the continuation of industry wide exemptions, tariffs could result in higher costs for certain imported aircraft which an airline may not be willing to assume. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of aircraft. Our lessees are generally obligated to pay such tariffs to customs authorities. If lessees are unwilling or unable to assume such costs, it could have an adverse impact on demand for commercial aircraft or result in lease cancellations for those of our customers whose aircraft delivery has been delayed by over one year and who hold lease cancellation rights. Additionally, tariffs are likely to also increase aircraft acquisition costs and the costs of components and materials that we purchase, both for existing aircraft in our orderbook and future aircraft orders. More broadly, the impact of such tariffs or uncertainty as a result of such tariffs, is likely to have near term negative impact on the global economy and may serve to reduce demand for air travel which could negatively impact our business. While some trade negotiations are underway, resolution of these trade disputes and associated tariff rates remain uncertain, with unpredictable long-term implications for the global supply chain and economic stability.

Passenger traffic volume has historically expanded at a faster rate than GDP growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 5% year-to-date as of June 2025 relative to the prior year period, primarily due to continued strength in international traffic offsetting slower domestic traffic globally, and remaining well above the pace of global GDP expansion. International traffic rose 7% year-to-date in June 2025 relative to the prior year period, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong expansion in most other major international markets reported by IATA except North America, where growth was more modest. Global domestic traffic rose 2% year-to-date in June 2025 as compared to the prior year period, with all expanding except the domestic US market. Meanwhile, passenger load factors are persisting at historically high levels, with IATA reporting total global passenger load factors of 83% year-to-date in June 2025 continuing to support airline demand for additional aircraft.

As global air traffic continues to expand and aircraft production volumes remain constrained, we are experiencing strong demand for our aircraft through new lease requests and lease extension requests, which we expect to continue throughout 2025. The number of scheduled flights globally has continued to expand in recent months relative to 2024, suggesting continued consistent passenger volume support. However, ongoing tariff announcements have resulted in some airlines reducing their passenger traffic volume expectations for the full year 2025. While further impact from tariffs or global macroeconomic conditions could have incremental negative impact on traffic expectations, we continue to expect the need for airlines to replace aging aircraft will support demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors to fulfill these needs. In addition, both Airbus and Boeing have ongoing delivery delays which have been further compounded by engine manufacturer delays, shorter on-wing engine time of most new technology engines and ongoing supply chain challenges. We expect deliveries of our 737 MAX aircraft will continue to be impacted by the FAA’s involvement in Boeing’s production rates. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the future.

The strong demand for our aircraft, combined with still elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the six months ended June 30, 2025. However, lease rate increases continue to lag behind our rising borrowing costs. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. Based on our views of the market and assumptions around our sales activity and interest rate environment, we expect to see a moderately-sized upward trajectory in lease yield through 2029, subject, however, to the uncertain impact that the trade policies and related tariff rates may have on demand for aircraft. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry have in the past and may in the future include some of our aircraft customers and result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of persistently elevated interest rates, inflation, tariffs, foreign currency risk, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although strong air traffic demand has provided a counterbalance to these increased costs.

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

Update on Russian Fleet

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers (collectively, the “C&P Insurers”) on the Plaintiffs’ contingent and possessed insurance policy (the “C&P Policy”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California against C&P Insurers in connection with our previously submitted insurance claims (the “California Litigation”).

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia (the “London Litigation”). The London Litigation remains in the early stages and a trial has been set to begin in October 2026.

During the first half of 2025, the Plaintiffs entered into settlement agreements with all but one war risk C&P Insurer and certain all risk C&P Insurers. As a result, we recognized a net benefit of $331.9 million and $344.0 million from the settlement of insurance claims under our C&P Policy for the three months ended March 31, 2025 and June 30, 2025, respectively. These amounts include a $3.4 million and a $4.6 million benefit from our equity interest in our managed fleet for the three months ended March 31, 2025 and June 30, 2025, respectively.

Pursuant to the terms of the settlement agreements with the settling C&P Insurers and following receipt of proceeds, the Plaintiffs (i) released their insurance claims against the settling C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the settling C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed the settling C&P Insurers from the California Litigation and London Litigation.

Subsequent to June 30, 2025, the Plaintiffs entered into settlement agreements with the final war risk C&P Insurer and certain all risk C&P Insurers, pursuant to which we expect to recognize a benefit of $59.7 million for the three months ended September 30, 2025.

As of August 4, 2025, we have recovered, or have signed agreements to recover, an aggregate of $833.5 million against our initial $802.4 million write-off of our interests in owned and managed aircraft detained in Russia taken during the first quarter of 2022.

The Plaintiffs currently anticipate dismissal of the California Litigation to be completed during the third quarter of 2025. The Plaintiffs continue to have claims against certain Airlines’ Insurers in the London Litigation and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any additional insurance and related recoveries in the London Litigation remain uncertain at this time. See “Part II — Item 1. Legal Proceedings” for more information on our ongoing litigation proceedings regarding aircraft that remain detained in Russia.

Liquidity and Capital Resources

Overview

We ended the second quarter of 2025 with available liquidity of $7.9 billion, which was comprised of unrestricted cash of $454.8 million and approximately $7.5 billion in undrawn balances under our unsecured revolving credit facility, net of $936.0 million in commercial paper borrowings. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock in recent years and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of August 4, 2025. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, our commercial paper program, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity. Ongoing aircraft delivery delays due to manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond. We believe that we are largely able to self-fund our orderbook with expected operating cash flows and aircraft sales.

We ended the second quarter of 2025 with total debt outstanding of $20.5 billion, of which 76.7% was at a fixed rate and 97.4% was unsecured, and in the aggregate, our composite cost of funds was 4.28%. As of December 31, 2024, we had total debt outstanding of $20.4 billion, of which 79.0% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.14%.

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

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and general ability to access the capital and debt markets for opportunistic debt financings to satisfy the operating requirements of our business through at least the next 12 months. Our long-term debt financing strategy is focused on continuing to raise primarily unsecured debt in the global bank and investment grade capital markets. Our material cash sources include:

•Unrestricted cash: We ended the second quarter of 2025 with $454.8 million in unrestricted cash.
•Lease cash flows: We ended the second quarter of 2025 with $28.8 billion in committed minimum future rental payments comprised of $19.3 billion in contracted minimum rental payments on the aircraft in our existing fleet and $9.5 billion in minimum future rental payments related to aircraft which will deliver during the last six months of 2025 through 2031. These rental payments are a primary driver of our short and long-term operating cash flow. As of June 30, 2025, our minimum future rentals on our existing non-cancellable operating leases for the next 12 months was $2.7 billion. For further details on our minimum future rentals for the remainder of 2025 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of August 4, 2025, our $8.4 billion revolving credit facility is syndicated across 53 financial institutions from various regions of the world, diversifying our reliance on any individual lending institution. The final maturity for the facility is May 2029, although we expect to refinance this facility in advance of that date. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of June 30, 2025, we did not have any amounts outstanding under our unsecured revolving credit facility.

•Commercial paper program: On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of June 30, 2025, we had $936.0 million in outstanding borrowings under our commercial paper program at a weighted average interest rate of 4.91%.
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
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. During the six months ended June 30, 2025, we sold 20 aircraft resulting in sales proceeds of approximately $648 million. We have $1.4 billion of aircraft in our sales pipeline3, which includes $524.1 million of aircraft classified as flight equipment held for sale as of June 30, 2025 and $850.6 million of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed during 2025. We continue to expect to sell approximately $1.5 billion in aircraft for 2025 and continue to see robust demand in the secondary market to support our aircraft sales program.
•Other sources: In addition to the above, we generate liquidity through cash received from security deposits and maintenance reserves from our lease agreements, other sources of debt financings (including secured bank term loans, export credit and private placements), as well as issuances of preferred stock. We have also received $611.7 million in proceeds from the settlement of our claims against insurers during the six months ended June 30, 2025.

In general, increases and reductions in the Federal Funds Rate should affect the interest rate on our Revolving Credit Facility, our new and existing borrowings that bear interest at a floating rate, and borrowings under our commercial paper program.

A shift in monetary policy in the United States and other countries beginning in 2022 resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated despite rate cuts made in late 2024 by the FOMC. This persistently elevated interest rate environment has resulted in increased borrowing costs for us and will continue to result in increased borrowing costs until interest rates decline. We cannot predict if or when the FOMC will reduce the target range for the Federal Funds Rate or the impact of any such reductions on our interest expense or future debt borrowings. As of August 4, 2025, the FOMC has maintained the target range for the Federal Funds Rate to 4.25% - 4.50%.

Historically, there has also been a lag between a rise in interest rates and subsequent increases in lease rates. While we have experienced increasing lease rates on new lease agreements and lease extensions since 2023, which are serving to partially offset increased borrowing costs, lease rate increases continue to lag the rapid increase in interest rates. We believe that lease rates should continue to increase as airlines adjust to a persistently higher rate environment and our funding advantage relative to our airline customers widens. In addition, lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

As of June 30, 2025, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

Our material cash requirements are primarily comprised of aircraft purchases, debt service payments and general operating expenses. The amount of our cash requirements depends on a variety of factors, including, the ability of aircraft manufacturers to meet
3 Aircraft in our sales pipeline is as of June 30, 2025, adjusted for letters of intent signed through August 4, 2025.
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

Our material cash requirements as of June 30, 2025, are as follows (in thousands):

	Last 6 months of 2025	2026	2027	2028	2029	Thereafter	Total
Contractual purchase commitments(1)	$1,726,416	$3,337,861	$4,111,983	$2,631,627	$1,950,361	$347,307	$14,105,555
Debt obligations	2,619,016	5,991,041	4,026,176	3,135,631	1,071,769	3,634,399	20,478,032
Interest payments on debt outstanding(2)	400,024	707,546	516,500	300,654	176,923	202,912	2,304,559
Total	$4,745,456	$10,036,448	$8,654,659	$6,067,912	$3,199,053	$4,184,618	$36,888,146

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through August 4, 2025.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2025, which is inclusive of any cross-currency hedging arrangements.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft are currently expected to differ from our estimates and could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our contractual purchase commitments shown in the table above may not reflect when the aircraft investments are actually made. For the full year of 2025, we currently expect to make between $3.0 billion to $3.5 billion in aircraft investments.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock.
Cash Flows

Our cash flows provided by operating activities increased by 9.8% or $76.8 million, to $862.0 million for the six months ended June 30, 2025 as compared to $785.1 million for the six months ended June 30, 2024. Our cash flows provided by operating activities during the six months ended June 30, 2025 increased primarily due to an increase in customer collections related to the growth of our fleet, partially offset by higher cash paid for interest due to the increase in our composite cost of funds as compared to the six months ended June 30, 2024. Our cash flows used in investing activities were $1.0 billion for the six months ended June 30, 2025 as compared to $1.4 billion for the six months ended June 30, 2024. The decrease in cash flows used in investing activities is primarily due to cash inflows related to the receipt of $611.7 million in cash insurance settlement proceeds and an increase in cash received from our aircraft sales activity during the six months ended June 30, 2025. Our investing activities are typically driven by the timing of our aircraft purchases and our sales and trading activity. Our cash flows provided by financing activities were $93.3 million for the six months ended June 30, 2025 as compared to $612.8 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, our proceeds from financings decreased primarily due to an increase in cash insurance recoveries during the period. Our financing activities are mainly driven by changes in our investing activities.

Debt

Our debt financing at June 30, 2025 and December 31, 2024 is summarized below:

	June 30, 2025	December 31, 2024
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$14,718,630	$16,046,662
Term financings	3,893,200	3,628,600
Commercial paper	936,000	—
Revolving Credit Facility	—	170,000
Other revolving credit facilities	400,000	—
Total unsecured debt financing	19,947,830	19,845,262
Secured
Term financings	347,306	354,208
Export credit financing	182,896	190,437
Total secured debt financing	530,202	544,645

Total debt financing	20,478,032	20,389,907
Less: Debt discounts and issuance costs	(157,626)	(179,922)
Debt financing, net of discounts and issuance costs	$20,320,406	$20,209,985
Selected interest rates and ratios:
Composite interest rate(1)	4.28%	4.14%
Composite interest rate on fixed-rate debt(1)	3.90%	3.74%
Percentage of total debt at a fixed-rate	76.70%	79.00%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of June 30, 2025 and December 31, 2024, we had $14.7 billion and $16.0 billion in senior unsecured securities outstanding, respectively. We did not issue any senior unsecured securities during the six months ended June 30, 2025.

Unsecured syndicated revolving credit facility

As of June 30, 2025, we did not have any amounts outstanding under our unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, we had $170.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

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

In May 2025, we entered into a new lender supplement which increased the aggregate capacity of our Revolving Credit Facility by $250.0 million. The additional capacity has a stated maturity date of May 5, 2029.

As of August 4, 2025, we had total revolving commitments of approximately $8.4 billion. Lenders held revolving commitments totaling approximately $8.0 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026.

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

Other unsecured revolving credit facilities

As of June 30, 2025, we had outstanding borrowings totaling $400.0 million under two unsecured revolving credit facilities, each with an outstanding balance of $200.0 million. The borrowings bear interest at three-month Term SOFR plus 1.25% and two-month Term SOFR plus 1.05%, respectively, and mature in 2025. As of December 31, 2024, we did not have outstanding balances under our other unsecured revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

Unsecured term financings

In January 2025, we entered into a $100.0 million unsecured term loan with a one-year maturity bearing interest at a floating rate of one-month Term SOFR plus 1.15% plus a credit spread adjustment of 0.10%. In April 2025, we entered into a $200.0 million unsecured term loan, maturing in January 2027 and bearing interest at a floating rate of one-month Term SOFR plus 1.03%.

In December 2024, we entered into a $966.5 million unsecured term loan with a three-year maturity bearing interest at one-month Term SOFR plus a margin of 1.125%, subject to adjustment based on our credit rating. In April 2025, pursuant to the terms of the loan agreement, we exercised our option for additional commitments of $33.5 million. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility.

As of June 30, 2025 and December 31, 2024, the outstanding balance on our unsecured term financings was $3.9 billion and $3.6 billion, respectively.

Secured debt financings

As of June 30, 2025, we had an outstanding balance of $530.2 million in secured debt financings, and had pledged ten aircraft as collateral, with a net book value of $743.8 million. As of December 31, 2024, we had an outstanding balance of $544.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $772.7 million. All of our secured obligations as of June 30, 2025 and December 31, 2024 were recourse in nature.

Commercial paper program

On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of June 30, 2025, we had an outstanding balance of $936.0 million under our commercial paper program with a weighted average interest rate of 4.91% and a weighted average maturity of less than one month.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of June 30, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2025	Liquidation Preference as of June 30, 2025(1)	Issue Date	Dividend Rate in Effect at June 30, 2025(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

The following table summarizes the quarterly cash dividends that we paid during the six months ended June 30, 2025 on our outstanding Series B, Series C and Series D Preferred Stock (in thousands):

	Payment Date
Title of each class	March 15, 2025	June 15, 2025
Series B Preferred Stock	$3,487	$3,488
Series C Preferred Stock	$3,094	$3,094
Series D Preferred Stock	$4,500	$4,500

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

For more information regarding our aircraft under management, see Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Ratings

In 2025, Kroll Bond Ratings and Fitch Ratings reaffirmed our corporate rating, long-term debt credit rating and outlook. Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings, including our short-term ratings for our commercial paper program:

Rating Agency	Long-term Debt	Short-Term Rating	Corporate Rating	Outlook	Date of Last Long-term Debt and Corporate Ratings Action
Kroll Bond Ratings	A-	K-1	A-	Stable	March 21, 2025
Standard and Poor’s	BBB	A-2	BBB	Stable	November 1, 2024
Fitch Ratings	BBB	F-3	BBB	Stable	May 30, 2025

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$647,661	$594,847	$1,284,893	$1,185,322
Maintenance rentals and other receipts	31,048	14,658	39,185	38,512
Total rental of flight equipment revenue	678,709	609,505	1,324,078	1,223,834
Gain on aircraft sales and trading and other income	52,987	57,783	145,900	106,764
Total revenues and other income	731,696	667,288	1,469,978	1,330,598

Expenses
Interest	209,087	190,004	417,661	371,599
Amortization of debt discounts and issuance costs	13,217	13,292	27,212	26,401
Interest expense	222,304	203,296	444,873	398,000
Depreciation of flight equipment	304,288	281,982	603,307	559,242
Recoveries of Russian fleet write-off	(344,002)	—	(675,940)	—
Selling, general and administrative	49,851	45,432	109,199	93,175
Stock-based compensation expense	12,674	8,837	30,290	17,112
Total expenses	245,115	539,547	511,729	1,067,529
Income before taxes	486,581	127,741	958,249	263,069
Income tax expense	(101,414)	(24,795)	(197,249)	(52,257)
Net income	$385,167	$102,946	$761,000	$210,812
Preferred stock dividends	(11,081)	(12,508)	(22,163)	(22,933)
Net income attributable to common stockholders	$374,086	$90,438	$738,837	$187,879

Earnings per share of common stock:
Basic	$3.35	$0.81	$6.62	$1.69
Diluted	$3.33	$0.81	$6.59	$1.68

Other financial data
Pre-tax margin	66.5%	19.1%	65.2%	19.8%
Pre-tax return on common equity (trailing twelve months)	17.0%	10.4%	17.0%	10.4%
Adjusted net income before income taxes(1)	$157,389	$137,362	$326,878	$283,649
Adjusted diluted earnings per share before income taxes(1)	$1.40	$1.23	$2.91	$2.54
Adjusted pre-tax margin(1)	21.5%	20.6%	22.2%	21.3%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	9.0%	10.8%	9.0%	10.8%
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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$374,086	$90,438	$738,837	$187,879
Amortization of debt discounts and issuance costs	13,217	13,292	27,212	26,401
Recoveries of Russian fleet write-off	(344,002)	—	(675,940)	—
Stock-based compensation expense	12,674	8,837	30,290	17,112
Retirement compensation expense	—	—	9,230	—
Income tax expense	101,414	24,795	197,249	52,257
Adjusted net income before income taxes	$157,389	$137,362	$326,878	$283,649

Denominator for adjusted pre-tax margin:
Total revenues	$731,696	$667,288	$1,469,978	$1,330,598
Adjusted pre-tax margin(a)	21.5%	20.6%	22.2%	21.3%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues.

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$374,086	$90,438	$738,837	$187,879
Amortization of debt discounts and issuance costs	13,217	13,292	27,212	26,401
Recoveries of Russian fleet write-off	(344,002)	—	(675,940)	—
Stock-based compensation expense	12,674	8,837	30,290	17,112
Retirement compensation expense	—	—	9,230	—
Income tax expense	101,414	24,795	197,249	52,257
Adjusted net income before income taxes	$157,389	$137,362	$326,878	$283,649

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	112,233,226	111,740,821	112,191,471	111,712,719
Adjusted diluted earnings per share before income taxes(b)	$1.40	$1.23	$2.91	$2.54

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding.

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months Ended June 30,
	2025	2024
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$923,030	$520,530
Amortization of debt discounts and issuance costs	55,634	53,734
Recoveries of Russian fleet write-off	(675,940)	(67,022)
Stock-based compensation expense	47,065	37,116
Retirement compensation expense	9,230	—
Income tax expense	250,546	130,175
Deemed dividend adjustment(c)	7,869	—
Adjusted net income before income taxes	$617,434	$674,533

Reconciliation of the denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common shareholders' equity as of beginning of the period	$6,457,246	$6,002,653
Common shareholders' equity as of end of the period	$7,324,231	$6,457,246
Average common shareholders' equity	$6,890,739	$6,229,950

Adjusted pre-tax return on common equity(d)	9.0%	10.8%

(c) This adjustment consists of a deemed dividend related to the redemption of our Series A preferred stock. The deemed dividend relates to initial costs related to the issuance of our Series A Preferred Stock.
(d) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common shareholders’ equity.

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

Lease rentals

During the three months ended June 30, 2025, we recorded $647.7 million in lease rental revenue, which included amortization expense related to initial direct costs of $22.7 million as compared to $594.8 million in lease rental revenue, which included amortization expense related to initial direct costs of $26.2 million for the three months ended June 30, 2024. Our rental of flight equipment revenues increased due to the continued growth of our fleet and a slight increase in our portfolio yield. The net book value of our flight equipment subject to operating lease increased to $29.1 billion as of June 30, 2025 from a net book value of $26.8 billion as of June 30, 2024.

Maintenance rentals and other receipts

During the three months ended June 30, 2025, we recorded $31.0 million in maintenance rentals and other receipts as compared to $14.7 million for the three months ended June 30, 2024. Our maintenance rentals and other receipts increased primarily due to higher end of lease revenue as compared to the prior year period. For the three months ended June 30, 2025, we recognized end of lease revenue of $20.3 million as compared to $2.1 million for the three months ended June 30, 2024. We do not expect to receive significant amounts of end of lease revenue for the remainder of 2025, as a vast majority of our leases are set to extend with the current operators.

Gain on aircraft sales and trading and other income

Gain on aircraft sales and trading and other income decreased to $53.0 million for the three months ended June 30, 2025 compared to $57.8 million for the three months ended June 30, 2024. The decrease is mainly driven by lower sales volume as compared to the prior year period, partially offset by an increase of $9.2 million in management fee revenue and an increase of approximately $9.1 million in other income, which includes interest income, foreign currency fluctuations on our sales-type leases and other miscellaneous income. During the three months ended June 30, 2025, we recorded $16.7 million in gains from the sale of four aircraft compared to $39.8 million in gains from the sale of 11 aircraft for the three months ended June 30, 2024.

Interest expense

Interest expense totaled $222.3 million for the three months ended June 30, 2025 compared to $203.3 million for the three months ended June 30, 2024. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.28% as of June 30, 2025 as compared to 3.99% as of June 30, 2024 as well as an increase in our overall outstanding debt balance.

Depreciation expense

We recorded $304.3 million in depreciation expense of flight equipment for the three months ended June 30, 2025 compared to $282.0 million for the three months ended June 30, 2024. The increase in depreciation expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Recoveries of Russian fleet write-off

During the three months ended June 30, 2025, we recognized a net benefit of $344.0 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $339.4 million in cash insurance settlement proceeds and a $4.6 million benefit related to our equity interest in our managed fleet. As of August 4, 2025, 16 aircraft previously included in our owned fleet for which we retain title, remain detained in Russia. We did not have any corresponding insurance settlements in the three months ended June 30, 2024.
.

Stock-based compensation expense

We recorded stock-based compensation expense of $12.7 million and $8.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Of the $12.7 million of stock-based compensation expense recorded for the three months ended June 30, 2025, we recorded a $2.2 million expense related to the acceleration of certain RSUs resulting from the retirement of our Chairman from his executive role. In addition, the Company also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved which also contributed to the increase in stock-based compensation expense during the period.
Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $49.9 million for the three months ended June 30, 2025 compared to $45.4 million for the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily due to increases in legal expenses related to our Russian insurance litigation and other general operating expenses. Selling, general and administrative expenses represented 6.8% as a percentage of total revenue for each of the three months ended June 30, 2025 and 2024.

Taxes

Our effective tax rate for the three months ended June 30, 2025 increased to 20.8% from 19.4% in the three months ended June 30, 2024 primarily due to proceeds received from the settlement of insurance claims in a higher tax jurisdiction, specifically the U.S., and changes in permanent items.

Net income attributable to common stockholders

For the three months ended June 30, 2025, we reported net income attributable to common stockholders of $374.1 million, or $3.33 per diluted share, compared to net income attributable to common stockholders of $90.4 million, or $0.81 per diluted share, for the three months ended June 30, 2024. The increase from the prior year period is primarily due to a net benefit of $344.0 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia, along with higher revenues as discussed above. These were partially offset by higher interest expense, driven by the increase in our composite cost of funds.

Adjusted net income before income taxes

For the three months ended June 30, 2025, we recorded adjusted net income before income taxes of $157.4 million, or $1.40 per adjusted diluted share, compared to adjusted net income before income taxes of $137.4 million, or $1.23 per adjusted diluted share, for the three months ended June 30, 2024. Adjusted net income before income taxes increased primarily due to an increase in our lease rental revenue and maintenance rentals and other revenues as discussed above, partially offset by higher interest expense, driven by the increase in our composite cost of funds and a decrease in gain on aircraft sales and trading and other income as discussed above.

Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See footnote (1) under the “Results of Operations” table above for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income attributable to common stockholders.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

Lease rentals

During the six months ended June 30, 2025, we recorded $1.3 billion in lease rental revenue, which included amortization expense related to initial direct costs of $45.4 million as compared to $1.2 billion in lease rental revenue, which included amortization expense related to initial direct costs of $50.6 million for the six months ended June 30, 2024. Our rental of flight equipment revenues increased primarily due to the continued growth of our fleet. The net book value of our flight equipment subject to operating lease increased to $29.1 billion as of June 30, 2025 from a net book value of $26.8 billion as of June 30, 2024.

Maintenance rentals and other receipts

During the six months ended June 30, 2025, we recorded $39.2 million in maintenance rentals and other receipts as compared to $38.5 million for the six months ended June 30, 2024. Our maintenance rentals and other receipts increased primarily due to higher end of lease revenue recognized due to more aircraft returns in 2025 versus 2024. For the six months ended June 30, 2025 and 2024, we recognized end of lease revenues of $20.3 million and $14.9 million, respectively.

Gain on aircraft sales and trading and other income

Gain on aircraft sales and trading and other income increased to $145.9 million for the six months ended June 30, 2025 compared to $106.8 million for the six months ended June 30, 2024. The increase was mainly driven by higher gains from sales as compared to the prior year period, as well as an increase of $16.4 million in management fee revenue and an $7.3 million increase in other income, which includes interest income, foreign currency fluctuations on our sales-type leases and other miscellaneous income. For the six months ended June 30, 2025, we recorded $77.6 million in gains from the sale of 20 aircraft, compared to $63.2 million in gains from the sale of 16 aircraft for the six months ended June 30, 2024.

Interest expense

Interest expense totaled $444.9 million for the six months ended June 30, 2025 compared to $398.0 million for the six months ended June 30, 2024. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.28% as of June 30, 2025 as compared to 3.99% as of June 30, 2024 as well as an increase in our overall outstanding debt balance.
Depreciation expense

We recorded $603.3 million in depreciation expense of flight equipment for the six months ended June 30, 2025 compared to $559.2 million for the six months ended June 30, 2024. The increase in depreciation expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Recoveries of Russian fleet write-off

During the six months ended June 30, 2025, we recognized a net benefit of $675.9 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $667.9 million in cash insurance settlement proceeds and an $8.0 million benefit related to our equity interest in our managed fleet. As of August 4, 2025, 16 aircraft previously included in our owned fleet for which we retain title, remain detained in Russia. We did not have any corresponding insurance settlements in the six months ended June 30, 2024.

Stock-based compensation expense

We recorded stock-based compensation expense of $30.3 million and $17.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Of the $30.3 million of stock-based compensation expense recorded for the six months ended June 30, 2025, we recorded a $9.6 million expense related to the acceleration of certain RSUs resulting from the retirement of our Chairman from his executive role. In addition, we also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the period.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $109.2 million for the six months ended June 30, 2025 compared to $93.2 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 is primarily due to a $9.2 million expense related to the retirement of our Chairman from his executive role and an increase in legal expenses related to the litigation against our insurers regarding our Russian fleet and other general operating expenses. Selling, general and administrative expenses represented 7.4% and 7.0% as a percentage of total revenue for each of the six months ended June 30, 2025 and 2024, respectively.

Taxes

For the six months ended June 30, 2025 our effective tax rate increased to 20.6% from 19.9% for the six months ended June 30, 2024 primarily due to proceeds received from the settlement of insurance claims in a higher tax jurisdiction, specifically the U.S., and changes in permanent items.

Net income attributable to common stockholders

For the six months ended June 30, 2025, we reported net income attributable to common stockholders of $738.8 million, or $6.59 per diluted share, compared to net income attributable to common stockholders of $187.9 million, or $1.68 per diluted share, for the six months ended June 30, 2024. The increase from the prior year period is primarily due to a net benefit of $675.9 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia, along with higher revenues as discussed above. These were partially offset by higher interest expense, driven by the increase in our composite cost of funds, as well as a $19.5 million increase in compensation expense, primarily consisting of $9.2 million in selling, general and administrative expense and $9.6 million in stock-based compensation expense, related to the retirement of our Chairman from his executive role.

Adjusted net income before income taxes

For the six months ended June 30, 2025, we recorded adjusted net income before income taxes of $326.9 million, or $2.91 per adjusted diluted share, compared to adjusted net income before income taxes of $283.6 million, or $2.54 per adjusted diluted share, for the six months ended June 30, 2024. Adjusted net income before income taxes increased primarily due to an increase in our lease rental revenue and aircraft sales, trading and other revenue, partially offset by higher interest expense, driven by the increase in our composite cost of funds, as discussed above.

Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by GAAP. See footnote (1) under the “Results of Operations” table above for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and reconciliation of these measures to net income attributable to common stockholders.

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2024. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility, other revolving credit facilities and unsecured term loans. As of June 30, 2025 and December 31, 2024, we had $4.8 billion and $4.3 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of June 30, 2025, which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $47.7 million and $42.8 million as of June 30, 2025 and December 31, 2024, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.4% of our lease revenues were denominated in foreign currency as of June 30, 2025 and December 31, 2024, respectively. Additionally, some of our net investments in sales-type leases, which represent 0.7% and 0.6% of our total assets as of June 30, 2025 and December 31, 2024, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the six months ended June 30, 2025, we incurred a $20.6 million gain resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.7% and 6.1% of our debt obligations were denominated in foreign currency as of June 30, 2025 and December 31, 2024, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the six months ended June 30, 2025, more than 94% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency as U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of

1934, as amended, as of June 30, 2025. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers (collectively, the “C&P Insurers”) on the Plaintiffs’ contingent and possessed insurance policy (the “C&P Policy”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California (the “California Litigation”) seeking recovery of actual damages (subject to proof at trial) and declaratory relief against the C&P Insurers for breach of contract and breach of the covenant of good faith and fair dealing in connection with the Plaintiffs’ previously submitted insurance claims.

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance policies for certain aircraft that remain in Russia (the “London Litigation”). The London Litigation remains in the early stages and a trial has been set to begin in October 2026.

During the first half of 2025, the Plaintiffs entered into settlement agreements with all but one war risk C&P Insurer and certain all risk C&P Insurers. As a result, we recognized a net benefit of $675.9 million from the settlement of insurance claims under our C&P Policy, comprised of $667.9 million in cash insurance settlement proceeds and a $8.0 million benefit from our equity interest in our managed fleet. Pursuant to the terms of the settlement agreements and following receipt of proceeds, the Plaintiffs (i) released their insurance claims against the settling C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the settling C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed the settling C&P Insurers from the California Litigation and London Litigation.

Subsequent to June 30, 2025, the Plaintiffs entered into settlement agreements with the final war risk C&P Insurer and certain all risk C&P Insurers, pursuant to which we expect to recognize a net benefit of $59.7 million for the three months ended September 30, 2025.

The Plaintiffs currently anticipate dismissal of the California Litigation to be completed during the third quarter of 2025. The Plaintiffs continue to have claims against certain Airlines’ Insurers in the London Litigation and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any additional insurance and related recoveries in the London Litigation remain uncertain at this time.

We do not believe these matters will have a material adverse effect on our results of operations, financial condition or cash flow, as we recorded a write-off of our entire interest in our owned and managed aircraft detained in Russia during 2022 and any recoveries in the California Litigation and London Litigation will continue to be recorded as a recovery in our financial statements.

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

ITEM 1A. RISK FACTORS

Other than as stated below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.

We operate in multiple jurisdictions, the income and other tax regimes of which may be unsettled and subject to change. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, because our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in such states or foreign jurisdictions, which may result in our being subject to various foreign, state and local taxes in such jurisdictions. Further, any changes in tax laws in any of the jurisdictions in which we are subject to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate. To the extent any such changes occur within the United States, whether under U.S. federal, state or local tax law, we may be disproportionately impacted as compared to our competitor aircraft lessors. For example, certain provisions of the Tax Cuts and Jobs Act that phased into effect in 2022 limit our ability to deduct interest expense from taxable income in future financial statements. Also, the Inflation Reduction Act of 2022 added, and were subsequently modified by the Act among other things, a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on the net amount of certain stock repurchases by domestic public corporations. Further, our tax obligations and effective tax rate could increase as a result of international tax developments, including the implementation of the base erosion and profit shifting (“BEPS”) project that was led by the Organization for Economic Cooperation and Development (“OECD”), a coalition of member countries. The OECD recommended changes to numerous long-standing tax principles, including the implementation of a minimum global effective tax rate of 15%. A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of these rules. Also, on July 4, 2025, the 2025 budget reconciliation bill, commonly referred to as the One Big Beautiful Bill Act of 2025 was enacted into law. This new legislation introduces an increased tax deduction for interest expense and a 100% bonus depreciation on U.S. leased assets. While we are still in the process of evaluating these changes, we do not anticipate a significant impact on our effective tax rate. It is possible that these changes, or other tax law changes or interpretations, could increase our compliance costs or future tax liabilities, or otherwise adversely affect our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 30, 2025, the Leadership Development and Compensation Committee of the Board of Directors awarded Carol Forsyte, the Company’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer, a one-time cash bonus of $1 million (the “Special Bonus”). The Special Bonus was awarded in recognition of Ms. Forsyte’s efforts and contribution to the Company’s Russian insurance litigation.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019 (filed as Exhibit 3.2 to Air Lease Corporation’s Registration Statement on Form 8-A (File No. 001-35121), filed with the Securities and Exchange Commission on March 4, 2019).	8-K	001-35121	3.1	March 5, 2019

3.4	Certificate of Elimination relating to the Series A Preferred Stock, dated October 17, 2024.	8-K	001-35121	3.1	October 17, 2024

3.5	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.6	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

3.7	Certificate of Designations with respect to the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, dated September 23, 2024, filed with the Secretary of State of Delaware and effective on September 23, 2024.	8-K	001-35121	3.1	September 24, 2024

4.1	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	Tenth Amendment and Extension Agreement, dated April 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	May 5, 2025

10.2
New Lender Supplement, dated May 29, 2025, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.
					Filed herewith

10.3
Joinder Agreement, dated April 24, 2025, to the Credit Agreement, dated as of December 13, 2024 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrowers, the several lenders from time to time party thereto, and Sumitomo Mitsui Trust Bank, Limited. New York Branch, as Administrative Agent.
					Filed herewith

10.4†	Supplemental Agreement No. 36 to Purchase Agreement No. PA-03791, dated April 9, 2025, by and between Air Lease Corporation and The Boeing Company				Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5†	Amendment No. 43 to the A320 NEO Family Purchase Agreement dated May 20, 2025, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.6†	Amendment No. 44 to the A320 NEO Family Purchase Agreement dated June 6, 2025, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.7†	Amendment No. 13 to the A220 Purchase Agreement, dated June 6, 2025, by and between Air Lease Corporation and Airbus Canada Limited Partnership.				Filed herewith

10.8†	Amendment No. 17 to the A330-900 NEO Purchase Agreement, dated June 6, 2025, between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.9†	Amendment No. 4 to Agreement dated June 6, 2025, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.				Filed herewith

10.10†	Amendment No. 8 to Agreement, dated June 26, 2025, between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.11†	Amendment No. 1 dated June 26, 2025, between Airbus S.A.S and Air Lease Corporation				Filed herewith

10.12†	Amendment No. 20 to the A350XWB Family Purchase Agreement, dated June 26, 2025, by and between Air Lease Corporation and Airbus S.A.S.				Filed herewith

10.13§	Amendment, dated April 16, 2025, to the Employment Agreement between ALC Aircraft Limited and John L. Plueger.	10-Q	001-35121	10.3	May 5, 2025

10.14§	Air Lease Corporation Non-Employee Director Compensation (as amended May 2, 2025)				Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
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

AIR LEASE CORPORATION

August 4, 2025	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

August 4, 2025	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)