Form 10-Q
period 2025-09-30
AIR LEASE CORP
filed 2025-11-03
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At October 31, 2025, there were 111,765,032 shares of Air Lease Corporation’s Class A common stock outstanding.

Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended September 30, 2025

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the proposed acquisition (the “Merger”) of Air Lease Corporation pursuant to the Agreement and Plan of Merger, dated September 1, 2025, including any statements regarding the expected closing of the Merger, the ability to complete the Merger, and the expected benefits of the proposed Merger, the state of the airline industry, our ability to access to the capital and debt markets (including any restrictions imposed by the proposed Merger), the impact of Russia’s invasion of Ukraine and the impact of sanctions imposed on Russia, aircraft and engine delivery delays and manufacturing flaws, our aircraft sales pipeline and expectations, changes in inflation and interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

•the inability to complete the Merger because of the failure to receive, on a timely basis or otherwise, the required approvals by Class A common stockholders;
•the inability to complete the Merger because of the failure to receive, on a timely basis or subject to conditions that are not anticipated, the required approvals by governmental or regulatory agencies in connection with the transactions contemplated by the merger agreement;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;
•the risk that the pendency and uncertainty of the Merger disrupts our business and current plans and operations and potential difficulties in employee retention as a result;
•the effect of the announcement of the Merger on our business relationships, operating results and business generally;
•certain restrictions on our business activities resulting from the pendency of the Merger;
•the restrictions or prohibitions under certain covenants in the merger agreement during the pendency of the Merger that may impact our ability to pursue certain business opportunities;
•the risk that our Class A common stock price may decline if the Merger is not consummated;
•the risk that the Merger may involve unexpected costs, liabilities or delays, or the amount of costs, fees, expenses and charges relating to the Merger may be significant;
•our inability to obtain additional capital on favorable terms, or at all, to acquire aircraft from our orderbook, service our debt obligations and refinance maturing debt obligations, including as a result of the restrictions under the merger agreement on our ability to incur additional debt, which may negatively impact our liquidity and ability to maintain our investment grade credit ratings;
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
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•any additional factors discussed under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.
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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$452,215	$472,554
Restricted cash	3,542	3,550
Flight equipment subject to operating leases	36,374,329	34,168,919
Less accumulated depreciation	(6,846,920)	(5,998,453)
	29,527,409	28,170,466
Net investment in sales-type leases	469,112	433,048
Deposits on flight equipment purchases	1,100,160	761,438
Flight equipment held for sale	341,846	951,181
Other assets	1,492,137	1,485,659
Total assets	$33,386,421	$32,277,896
Liabilities and Stockholders’ Equity
Accrued interest and other payables	$1,049,590	$1,272,984
Debt financing, net of discounts and issuance costs	20,194,930	20,209,985
Security deposits on flight equipment leases	638,610	624,597
Maintenance reserves on flight equipment leases	1,480,071	1,180,741
Rentals received in advance	132,093	136,566
Deferred tax liability	1,549,996	1,320,397
Total liabilities	$25,045,290	$24,745,270
Stockholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 900,000 (aggregate liquidation preference of $900,000) shares issued and outstanding at September 30, 2025 and December 31, 2024	$9	$9
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 111,765,032 and 111,376,884 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,118	1,114
Class B Non-Voting common stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	3,392,298	3,364,712
Retained earnings	4,947,666	4,147,218
Accumulated other comprehensive income	40	19,573
Total stockholders’ equity	$8,341,131	$7,532,626
Total liabilities and stockholders’ equity	$33,386,421	$32,277,896

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$665,576	$606,239	$1,950,469	$1,791,561
Maintenance rentals and other receipts	15,325	18,941	54,509	57,453
Total rental of flight equipment revenue	680,901	625,180	2,004,978	1,849,014
Gain on aircraft sales and trading and other income	44,492	64,984	190,392	171,748
Total revenues and other income	725,393	690,164	2,195,370	2,020,762

Expenses
Interest	215,501	203,092	633,162	574,691
Amortization of debt discounts and issuance costs	12,880	14,371	40,092	40,772
Interest expense	228,381	217,463	673,254	615,463
Depreciation of flight equipment	311,126	290,132	914,433	849,374
Recoveries of Russian fleet write-off	(60,469)	—	(736,409)	—
Selling, general and administrative	51,784	44,418	160,983	137,592
Stock-based compensation expense	9,603	7,919	39,892	25,031
Total expenses	540,425	559,932	1,052,153	1,627,460
Income before taxes	184,968	130,232	1,143,217	393,302
Income tax expense	(38,512)	(26,261)	(235,762)	(78,519)
Net income	$146,456	$103,971	$907,455	$314,783
Preferred stock dividends	(11,082)	(12,325)	(33,244)	(35,258)
Net income attributable to common stockholders	$135,374	$91,646	$874,211	$279,525

Other comprehensive income/(loss):
Foreign currency translation adjustment	$18,323	$(35,976)	$(103,645)	$(2,956)
Change in fair value of hedged transactions	(22,762)	31,833	78,795	(3,254)
Total tax benefit on other comprehensive income	950	886	5,317	1,329
Other comprehensive income/(loss), net of tax	(3,489)	(3,257)	(19,533)	(4,881)
Total comprehensive income attributable to common stockholders	$131,885	$88,389	$854,678	$274,644

Earnings per share of common stock:
Basic	$1.21	$0.82	$7.83	$2.51
Diluted	$1.21	$0.82	$7.79	$2.50
Weighted-average shares of common stock outstanding
Basic	111,765,032	111,376,884	111,693,352	111,308,222
Diluted	112,341,139	111,804,113	112,274,435	111,801,757

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
Issuance of common stock upon vesting of restricted stock units	—	—	644,380	6	—	—		—	—	6
Stock-based compensation expense	—	—	—	—	—	—	17,616	—	—	17,616
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,587)	—	(24,587)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(12,950)	(12,950)
Tax withholdings on stock-based compensation	—	—	(262,129)	(2)	—	—	(12,275)	—	—	(12,277)
Net income	—	—	—	—	—	—	—	375,832	—	375,832
Balance at March 31, 2025	900,000	$9	111,759,135	$1,118	—	$—	$3,370,053	$4,487,382	$6,623	$7,865,185
Issuance of common stock upon vesting of restricted stock units	—	—	19,060	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	12,674	—	—	12,674
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,588)	—	(24,588)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,094)	(3,094)
Tax withholdings on stock-based compensation	—	—	(13,163)	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	—	—	—	385,167	—	385,167
Balance at June 30, 2025	900,000	$9	111,765,032	$1,118	—	$—	$3,382,695	$4,836,880	$3,529	$8,224,231
Stock-based compensation expense	—	—	—	—	—	—	9,603	—	—	9,603
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,588)	—	(24,588)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,082)	—	(11,082)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,489)	(3,489)
Net income	—	—	—	—	—	—	—	146,456	—	146,456
Balance at September 30, 2025	900,000	$9	111,765,032	$1,118	—	$—	$3,392,298	$4,947,666	$40	$8,341,131

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	567,154	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	8,275	—	—	8,275
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,387)	—	(23,387)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(10,425)	—	(10,425)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Tax withholdings on stock-based compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	107,866	—	107,866
Balance at March 31, 2024	10,600,000	$106	111,366,501	$1,114	—	$—	$3,286,122	$3,943,867	$662	$7,231,871
Issuance of common stock upon vesting of restricted stock units	—	—	10,383	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,837	—	—	8,837
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,389)	—	(23,389)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(12,508)	—	(12,508)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(511)	(511)
Net income	—	—	—	—	—	—	—	102,946	—	102,946
Balance at June 30, 2024	10,600,000	$106	111,376,884	$1,114	—	$—	$3,294,959	$4,010,916	$151	$7,307,246
Issuance of preferred stock	300,000	3	—	—	—	—	295,529	—	—	295,532
Stock-based compensation expense	—	—	—	—	—	—	7,919	—	—	7,919
Cash dividends (declared $0.21 per share of Class A common stock)	—	—	—	—	—	—	—	(23,389)	—	(23,389)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(12,325)	—	(12,325)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,257)	(3,257)
Net income	—	—	—	—	—	—	—	103,971	—	103,971
Balance at September 30, 2024	10,900,000	$109	111,376,884	$1,114	—	$—	$3,598,407	$4,079,173	$(3,106)	$7,675,697

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Operating Activities
Net income	$907,455	$314,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	914,433	849,374
Recoveries of Russian fleet write-off	(736,409)	—
Stock-based compensation expense	39,892	25,031
Deferred taxes	234,840	77,324
Amortization of prepaid lease costs	69,128	77,271
Amortization of discounts and debt issuance costs	40,092	40,772
Gain on aircraft sales, trading and other activity	(125,108)	(149,018)
Changes in operating assets and liabilities:
Other assets	40,752	(3,509)
Accrued interest and other payables	(60,202)	29,494
Rentals received in advance	(4,320)	(14,467)
Net cash provided by operating activities	1,320,553	1,247,055
Investing Activities
Acquisition of flight equipment	(1,704,105)	(2,816,375)
Payments for deposits on flight equipment purchases	(866,888)	(461,788)
Proceeds from aircraft sales, trading and other activity	602,686	884,045
Proceeds from settlement of insurance claims	727,572	—
Acquisition of aircraft furnishings, equipment and other assets	(165,738)	(284,050)
Net cash used in investing activities	(1,406,473)	(2,678,168)
Financing Activities
Net proceeds from preferred stock issuance	—	295,532
Cash dividends paid on Class A common stock	(73,679)	(70,092)
Cash dividends paid on preferred stock	(33,244)	(35,258)
Tax withholdings on stock-based compensation	(12,302)	(9,384)
Net change in unsecured revolving facilities	430,000	186,000
Net change in commercial paper balance	1,508,000	—
Proceeds from debt financings	683,074	3,541,706
Payments in reduction of debt financings	(2,774,825)	(2,781,604)
Debt issuance costs	(5,041)	(10,626)
Security deposits and maintenance reserve receipts	367,728	328,351
Security deposits and maintenance reserve disbursements	(24,138)	(12,654)
Net cash provided by financing activities	65,573	1,431,971
Net (decrease)/increase in cash	(20,347)	858
Cash, cash equivalents and restricted cash at beginning of period	476,104	464,492
Cash, cash equivalents and restricted cash at end of period	$455,757	$465,350

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $31,399 and $32,859 at September 30, 2025 and 2024, respectively	$712,557	$590,697
Cash paid for income taxes	$2,363	$22,746
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$693,808	$838,170
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$140,253	$1,143,096
Transfer of flight equipment to investment in sales-type lease	$33,778	$74,017
Cash dividends declared on Class A common stock, not yet paid	$24,588	$23,389

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Air Lease Corporation (the “Company”, “AL”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention of generating attractive returns on equity. As of September 30, 2025, the Company owned 503 aircraft, managed 50 aircraft and had 228 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2025, and for all periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 3. Debt Financing

The Company’s consolidated debt as of September 30, 2025 and December 31, 2024 is summarized below:

	September 30, 2025	December 31, 2024
	(in thousands)
Unsecured
Senior unsecured securities	$13,850,307	$16,046,662
Term financings	3,870,000	3,628,600
Commercial paper	1,508,000	—
Revolving Credit Facility	—	170,000
Other revolving credit facilities	600,000	—
Total unsecured debt financing	19,828,307	19,845,262
Secured
Term financings	332,837	354,208
Export credit financing	179,083	190,437
Total secured debt financing	511,920	544,645

Total debt financing	20,340,227	20,389,907
Less: Debt discounts and issuance costs	(145,297)	(179,922)
Debt financing, net of discounts and issuance costs	$20,194,930	$20,209,985

As of September 30, 2025, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test. At September 30, 2025 and December 31, 2024, the composite interest rate (excluding amortization of debt discounts and issuance costs) was 4.29% and 4.14%, respectively.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2025 and December 31, 2024, the Company had $13.9 billion and $16.0 billion in senior unsecured securities outstanding, respectively. The Company did not issue any senior unsecured securities during the nine months ended September 30, 2025.

Unsecured syndicated revolving credit facility

As of September 30, 2025, the Company did not have any amounts outstanding under its unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, the Company had $170.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

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

As of November 3, 2025, the Company had total revolving commitments of approximately $8.4 billion. Lenders held revolving commitments totaling approximately $8.0 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026.

Other unsecured revolving credit facilities

As of September 30, 2025, the Company had outstanding borrowings totaling $600.0 million under two unsecured revolving credit facilities, each with an outstanding balance of $300.0 million. The borrowings bear interest at one-month Term SOFR plus 1.00% and one-month Term SOFR plus 1.05%, respectively, and mature in 2025. As of December 31, 2024, the Company did not have outstanding balances under its other unsecured revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

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

In addition, during the nine months ended September 30, 2025, the Company entered into three other unsecured term facilities, with aggregate commitments totaling $550.0 million with terms ranging between one to two years, bearing interest at a floating rate between one-month SOFR plus 1.00% and one-month SOFR plus 1.15% plus a credit spread adjustment of 0.10%.

As of September 30, 2025 and December 31, 2024, the outstanding balance on the Company’s unsecured term financings was $3.9 billion and $3.6 billion, respectively.

Secured debt financings

As of September 30, 2025, the Company had an outstanding balance of $511.9 million in secured debt financings, and had pledged ten aircraft as collateral, with a net book value of $736.2 million. As of December 31, 2024, the Company had an outstanding balance of $544.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $772.7 million. All of the Company’s secured obligations as of September 30, 2025 and December 31, 2024 were recourse in nature.

Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of September 30, 2025, the Company had an outstanding balance of $1.5 billion under its commercial paper program with a weighted average interest rate of 4.61% and a weighted average maturity of less than one month.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities

Maturities of debt outstanding as of September 30, 2025 are as follows (in thousands):

Years ending December 31,
2025	$2,249,534
2026	6,241,041
2027	4,026,176
2028	3,120,634
2029	1,071,769
Thereafter	3,631,073
Total	$20,340,227

Note 4. Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the nine months ended September 30, 2025:

(in thousands)
Net book value as of December 31, 2024	$28,170,466
Purchase of flight equipment	2,445,407
Depreciation of flight equipment	(914,433)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(140,253)
Transfer of flight equipment to investment in sales-type lease	(33,778)
Net book value as of September 30, 2025	$29,527,409

Accumulated depreciation as of September 30, 2025	$(6,846,920)

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

During the nine months ended September 30, 2025, the Plaintiffs entered into settlement agreements with all C&P Insurers. As a result, the Company recognized an aggregate of $328.5 million, $339.4 million and $59.7 million in cash insurance settlement proceeds during the three months ended March 31, 2025, June 30, 2025, and September 30, 2025, respectively. All proceeds are recognized under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the terms of the settlement agreements with the C&P Insurers and following receipt of proceeds, the Plaintiffs (i) released their insurance claims against the C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed the C&P Insurers from the California Litigation and London Litigation. On September 5, 2025, all remaining claims in the California Litigation were dismissed.

As of November 3, 2025, the Company has recovered an aggregate of $823.2 million against its initial $791.0 million write-off of its interests in owned aircraft detained in Russia taken during the first quarter of 2022, comprised of $727.6 million in cash insurance settlement proceeds received from C&P Insurers, $64.7 million in cash insurance settlement proceeds, net of fees, received in December 2023 under Russian airline S7’s insurance policies in respect of four aircraft in the Company’s owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine, and a $30.9 million benefit recorded from the October 2022 return of one Boeing 737-8 MAX aircraft that was not operating and had been in storage in Russia since the 737 MAX grounding.

The Plaintiffs continue to have claims against certain Airlines’ Insurers in the London Litigation and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any additional insurance and related recoveries in the London Litigation remain uncertain at this time.

Note 5. Flight Equipment Held for Sale

As of September 30, 2025, the Company had 11 aircraft, with a carrying value of $341.8 million, which were classified as held for sale on the Consolidated Balance Sheets. The Company expects that the majority of the 11 aircraft currently classified as flight equipment held for sale will be sold over the next two quarters. As of September 30, 2025, the Company had an aggregate of $186.9 million in purchase deposits pursuant to sale agreements related to five of the 11 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

As of December 31, 2024, the Company had 30 aircraft, with a carrying value of $951.2 million, which were classified as held for sale.

During the nine months ended September 30, 2025, the Company transferred six aircraft from flight equipment subject to operating lease to flight equipment held for sale and completed the sale of 25 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale.

The following table summarizes the activities of the Company’s flight equipment held for sale for the nine months ended September 30, 2025 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2024	$951,181
Flight equipment subject to operating leases reclassified to flight equipment held for sale	140,253
Aircraft sales	(749,588)
Flight equipment held for sale as of September 30, 2025	$341,846

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, the Company had contractual commitments to acquire a total of 228 new aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $13.4 billion. The following table shows the Company’s contractual delivery commitment schedule as of September 30, 2025:

	Estimated Delivery Years
Aircraft Type	Last 3 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	1	3	14	14	2	—	34
Airbus A320/321neo(1)	2	20	38	34	34	—	128
Airbus A330-900neo	—	1	—	—	—	—	1
Boeing 737-8/9 MAX	6	21	21	2	—	5	55
Boeing 787-9/10	4	5	1	—	—	—	10
Total(2)	13	50	74	50	36	5	228

(1) The Company’s Airbus A320/321neo aircraft orders include 13 long-range variants and 49 extra long-range variants.
(2) The table above is subject to change based on Airbus and Boeing delivery delays and reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through November 3, 2025. The Company’s contractual delivery commitment schedule is subject to a number of factors outside its control and the Company cannot guarantee delivery of any particular aircraft at any specific time notwithstanding its contractual delivery commitment schedule.

Pursuant to its purchase agreements with Airbus and Boeing, the Company agrees to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however, for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with both Airbus and Boeing. The Company has agreed to revised contractual delivery dates for its Airbus and Boeing aircraft. As of the date of this filing, Airbus and Boeing have generally met the revised delivery dates, and when delayed, the delays have been generally one or two months. However, going forward, delivery delays beyond the revised delivery dates could increase as to the number of aircraft delayed and/or the length of delays.
The FAA continues to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved, although the production cap was increased modestly in October 2025. The broader aviation supply chain remains constrained impacting production capacity for both Airbus and Boeing and resulting in delivery delays.

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

Changes to tariff policy in the U.S. and the reaction from the U.S.’s trading partners has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. In April 2025, the U.S. imposed baseline tariffs on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits, while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods; however, aircraft and aircraft parts were generally exempted. In August and September, 2025, the U.S. government implemented trade frameworks with the European Union (the “E.U.”), the United Kingdom (the “U.K.”) and Japan that allow for the importation of aircraft and aircraft parts into the US duty free.

Generally, Boeing aircraft manufactured in the U.S. and delivered to customers in other countries may be subject to tariffs; however, the trade framework with the E.U. the U.K. and Japan preserves the zero tariff regime on Boeing and Airbus aircraft and parts imported into the U.S., the E.U., the U.K. and Japan, respectively. As of the date of this filing, the Company has no aircraft placed for delivery from its orderbook that are expected to be subject to currently announced tariffs. As of September 30, 2025, approximately 1.6% of the Company’s aircraft by net book value are on lease to lessees located in China, and the Company does not have any scheduled future aircraft deliveries to Chinese airline customers.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate commitment (including adjustments for anticipated inflation) of approximately $13.4 billion as of September 30, 2025, are as follows:

Years ending December 31,	(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$1,010,393
2026	3,377,218
2027	4,053,750
2028	2,651,709
2029	1,944,251
Thereafter	345,126
Total	$13,382,447

The Company has made non-refundable deposits on flight equipment purchases of $1.1 billion and $0.8 billion as of September 30, 2025 and December 31, 2024, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 7. Net Investment in Sales-type Leases

As of September 30, 2025, the Company had sales-type leases for 16 aircraft and one engine. As of December 31, 2024, the Company had sales-type leases for 15 aircraft and one engine.

Net investment in sales-type leases is included in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following as of September 30, 2025:

September 30, 2025
(in thousands)
Future minimum lease payments to be received	$371,207
Estimated residual values of leased flight equipment	161,691
Less: Unearned income	(63,786)
Net Investment in Sales-type Leases	$469,112

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, future minimum lease payments to be received on sales-type leases were as follows:

Years ending December 31,	(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$10,972
2026	43,887
2027	43,887
2028	43,887
2029	43,887
Thereafter	184,687
Total	$371,207

Note 8. Rental Income

As of September 30, 2025, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of September 30, 2025 are as follows:

Years ending December 31,	(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$687,705
2026	2,735,247
2027	2,605,384
2028	2,424,305
2029	2,191,592
Thereafter	8,937,061
Total	$19,581,294

Note 9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of September 30, 2025, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the three and nine months ended September 30, 2025, and 2024, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 1,033,419 and 1,047,068 shares related to restricted stock units for which the performance metric had yet to be achieved as of September 30, 2025 and 2024, respectively.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands, except share and per share)
Basic earnings per share:
Numerator
Net income	$146,456	$103,971	$907,455	$314,783
Preferred stock dividends	(11,082)	(12,325)	(33,244)	(35,258)
Net income attributable to common stockholders	$135,374	$91,646	$874,211	$279,525
Denominator
Weighted-average common shares outstanding	111,765,032	111,376,884	111,693,352	111,308,222
Basic earnings per share	$1.21	$0.82	$7.83	$2.51
Diluted earnings per share:
Numerator
Net income	$146,456	$103,971	$907,455	$314,783
Preferred stock dividends	(11,082)	(12,325)	(33,244)	(35,258)
Net income attributable to common stockholders	$135,374	$91,646	$874,211	$279,525
Denominator
Number of shares used in basic computation	111,765,032	111,376,884	111,693,352	111,308,222
Weighted-average effect of dilutive securities	576,107	427,229	581,083	493,535
Number of shares used in per share computation	112,341,139	111,804,113	112,274,435	111,801,757
Diluted earnings per share	$1.21	$0.82	$7.79	$2.50

Note 10. Other Assets

Other assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Lease incentives, net	$433,971	$420,154
Straight-line rent receivables and prepaid expenses	239,723	263,966
Lease receivables	148,591	126,750
Buyer furnished equipment	88,362	120,510
Investments in managed vehicles	87,361	80,381
Capitalized interest	76,985	81,224
Other assets	417,144	392,674
	$1,492,137	$1,485,659

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Accrued Interest and Other Payables

Accrued interest and other payables consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Purchase deposits on aircraft sales	$207,190	$366,823
Lessor contributions	344,670	280,783
Accounts payable and accrued expenses	210,758	249,167
Accrued interest	156,126	202,968
Other liabilities	130,846	173,243
	$1,049,590	$1,272,984

Note 12. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of September 30, 2025, the estimated fair value of the Company’s foreign currency swaps was, in the aggregate, derivative assets of $45.2 million and derivative liabilities of $5.3 million. As of December 31, 2024, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative liabilities of $38.8 million. Derivative assets are included in Other assets and derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2025 was $20.2 billion compared to a book value of $20.3 billion. The estimated fair value of debt financing as of December 31, 2024 was $20.1 billion compared to a book value of $20.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at September 30, 2025, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2025 and December 31, 2024 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 13. Stockholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had 111,765,032 and 111,376,884 shares of Class A common stock issued and outstanding, respectively. The Company was authorized to issue up to 10,000,000 shares of Class B non-voting common stock, $0.01 par value at September 30, 2025 and December 31, 2024. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of September 30, 2025 or December 31, 2024.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), and 300,000 shares of 6.00% Fixed-Rate Reset Non-Cumulative Perpetual

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Preferred Stock, Series D (the “Series D Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2025	Liquidation Preference as of September 30, 2025(1)	Issue Date	Dividend Rate in Effect at September 30, 2025(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

Note 14. Stock-based Compensation and Other Compensation

Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of September 30, 2025, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,450,745. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of total shareholder return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one year or two year period.

The Company recorded $9.6 million and $7.9 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2025 and 2024, respectively. The Company recorded $39.9 million and $25.0 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2025 and 2024, respectively. Of the $39.9 million of stock-based compensation expense recorded for the nine months ended September 30, 2025, the Company recorded a $9.6 million expense related to the acceleration of certain RSUs resulting from the retirement of the Company’s Chairman from his executive role. In addition, the Company also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the period.

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

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2025, the Company granted 663,475 RSUs of which 103,223 were TSR RSUs and 239,286 were book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the nine months ended September 30, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	1,720,950	$44.30
Granted	663,475	$47.30
Vested (1)	(663,440)	$46.17
Forfeited/canceled	(37,313)	$42.99
Unvested at September 30, 2025	1,683,672	$45.05
Expected to vest after September 30, 2025	2,372,601	$44.60

(1) During the nine months ended September 30, 2025, 340,939 performance-based RSUs and 322,501 time-based RSUs vested.

As of September 30, 2025, there was $42.3 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.87 years.

Other Compensation

For the nine months ended September 30, 2025, the Company recorded a $9.2 million payroll expense accrual resulting from the retirement of its Chairman from his executive role, which will be payable in substantially equal installments in accordance with the Company’s normal payroll practices through May 2027. The additional payroll expense is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income, while the liability is included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Note 15. Aircraft Under Management

As of September 30, 2025, the Company managed 50 aircraft across three aircraft management platforms. The Company managed 28 aircraft through the Blackbird investment funds, 21 aircraft through its Thunderbolt platform and one aircraft on behalf of a financial institution.

As of September 30, 2025, the Company managed 28 aircraft on behalf of third-party investors through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of September 30, 2025, the Company’s non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $78.8 million and $71.6 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of September 30, 2025, the Company managed 21 aircraft across two separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.6 million and $8.8 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and nine months ended September 30, 2025, the Company’s managed platforms received cash insurance settlement proceeds related to certain of their insurance claims related to aircraft detained in Russia. As a result, during the three and nine months ended September 30, 2025, the Company recognized a benefit of $0.8 million and $8.8 million, respectively, related to recoveries of its equity interest in its managed fleet that were written off in 2022, which is included under Recoveries of Russian fleet write-off in its consolidated statement of income and comprehensive income. As of November 3, 2025, two aircraft for which the Company’s managed fleet retain title remain in Russia.

Finally, the Company also manages one aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution nor ownership of the aircraft.

Note 16. Merger Agreement

On September 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company), an Irish private limited company (“Parent”) and Takeoff Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things and subject to the conditions contained in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent (the “Merger”). Parent is a new holding company owned by Sumitomo Corporation, a Japanese corporation, SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland, affiliates of Apollo Capital Management, L.P. and affiliates of Brookfield Asset Management Ltd.

Pursuant to the Merger Agreement, subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Class A common stock of the Company (the “Common Stock”) (other than (i) any Dissenting Shares (as defined in the Merger Agreement) and (ii) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement), will be converted into the right to receive $65.00 in cash, without interest. Pursuant to the Merger Agreement, at the Effective Time, each share of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) and 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”) of the Company issued and outstanding immediately prior to the Effective Time will remain outstanding and will be deemed to be a share of preferred stock of the surviving corporation with the same rights, powers, privileges and voting powers, and restrictions and limitations thereof applicable to such series of preferred stock.

Consummation of the Merger is subject to customary closing conditions, including without limitation, (i) the adoption and approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of holders of a majority of the outstanding shares of Common Stock at a meeting of the Company’s stockholders, (ii) the expiration or termination of the waiting period applicable to the Merger and the other transactions contemplated thereby (including the Orderbook Transfer (as defined in the Merger Agreement)) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and under certain non-U.S. antitrust and competition laws, and the receipt of approval of the Committee on Foreign Investment in the United States under the Defense Production Act and under certain non-U.S. investment laws, (iii) the absence of any applicable law, judgment, or other legal restraint or prohibition or binding order or determination by any governmental entity (“Legal Restraint”) that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications), (v) each party’s performance in all material respects of its obligations under the Merger Agreement and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement. As described in more detail in “Part II — Item 1. Legal Proceedings”, a lawsuit related to the Merger was filed on October 30, 2025 by a purported Class A common stockholder, however, the plaintiff filed a notice for voluntary dismissal of its claim without prejudice on November 3, 2025.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent, and Merger Sub. Among other things, the Company has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. The Company is permitted to pay regular quarterly cash dividends up to $0.22 per share of Common Stock, $11.625 per share of Series B Preferred Stock, $10.3125 per share of Series C Preferred Stock, and $15.00 per share of Series D Preferred Stock (which amounts in respect of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may be adjusted in accordance with the dividend reset provisions contained in the relevant certificates of designation) pursuant to the Merger Agreement.

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Merger Agreement contains specified termination rights for each of the parties. Upon termination of the agreement under certain conditions, including with respect to the Company’s entry into an agreement with respect to a qualifying “Superior Proposal” (as defined in the Merger Agreement), the Company must pay Parent a $225.0 million termination fee. Parent must pay to the Company a $350.0 million termination fee if either Parent or the Company terminates the Merger Agreement in certain circumstances where the Merger Agreement is terminated due to failure to obtain a required regulatory approval by the End Date (as defined in the Merger Agreement) or due to a Legal Restraint related to a failure to obtain a required regulatory approval.

The Company currently anticipates that the Merger will close in the first half of calendar year 2026, subject to the satisfaction of the remaining customary closing conditions.

Note 17. Subsequent Events

On October 31, 2025, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.22	December 4, 2025	January 8, 2026
Series B Preferred Stock	$11.625	November 30, 2025	December 15, 2025
Series C Preferred Stock	$10.3125	November 30, 2025	December 15, 2025
Series D Preferred Stock	$15.00	November 30, 2025	December 15, 2025

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

Proposed Merger

On September 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company), an Irish private limited company (“Parent”) and Takeoff Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things and subject to the conditions contained in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent (the “Merger”). Parent is a new holding company owned by Sumitomo Corporation, a Japanese corporation, SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland, affiliates of Apollo Capital Management, L.P. and affiliates of Brookfield Asset Management Ltd.

Pursuant to the Merger Agreement, subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Class A common stock of the Company (the “Common Stock”) (other than (i) any Dissenting Shares (as defined in the Merger Agreement) and (ii) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement), will be converted into the right to receive $65.00 in cash, without interest. Pursuant to the Merger Agreement, at the Effective Time, each share of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) and 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”) of the Company issued and outstanding immediately prior to the Effective Time will remain outstanding and will be deemed to be a share of preferred stock of the surviving corporation with the same rights, powers, privileges and voting powers, and restrictions and limitations thereof applicable to such series of preferred stock.

The Company currently anticipates that the Merger will close in the first half of calendar year 2026, subject to the satisfaction or waiver of the customary closing conditions. We currently operate, and until completion of the Merger will continue to operate, independently of Parent. See Note 16 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 1.01 of our Current Report on Form 8-K filed with the SEC on September 2, 2025 for additional information regarding the proposed Merger.

Third Quarter Overview

During the three months ended September 30, 2025, we purchased 13 new aircraft from Airbus and Boeing and sold five aircraft. We ended the third quarter with a total of 503 aircraft in our owned fleet. The net book value of our fleet1 grew by 4.8% to $29.5 billion as of September 30, 2025 compared to $28.2 billion as of December 31, 2024. The weighted average age of our fleet was 4.9 years and the weighted average lease term remaining was 7.2 years as of September 30, 2025. Our managed fleet was comprised of 50 aircraft as of September 30, 2025 compared to 60 aircraft as of December 31, 2024. We have a globally diversified customer base comprised of 108 airlines in 55 countries as of September 30, 2025. We continued to maintain a strong lease utilization rate of 100% for the three months ended September 30, 2025.

As of September 30, 2025, we had commitments to purchase 228 aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment of $13.4 billion. We have placed 100% and 96% of our expected orderbook on long-term leases for aircraft delivering through the end of 2026 and 2027, respectively, and have placed approximately 64% of our entire orderbook through 2031. We ended the third quarter of 2025 with $29.3 billion in committed minimum future rental payments, consisting of $19.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $9.7 billion in minimum future rental payments related to aircraft which will deliver during the last three months of 2025 through 2031.

Our total revenues for the quarter ended September 30, 2025 increased by 5.1% to $725.4 million, compared to the quarter ended September 30, 2024. Our total revenues increased from the prior year primarily due to the continued growth in our fleet and an increase in our portfolio lease yield, partially offset by a decrease in aircraft sales activity. We recorded $35.0 million in gains from the sale of five aircraft for the three months ended September 30, 2025 compared to $49.6 million in gains from the sale of nine aircraft and two sales-type leases for the three months ended September 30, 2024.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our long-term debt financing strategy is focused on raising primarily unsecured debt in the global bank and investment grade capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing, however, pursuant to the Merger Agreement, from September 1, 2025 to May 1, 2026, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities or our commercial paper program without Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed). We ended the third quarter of 2025 with available liquidity of $7.4 billion, which was comprised of unrestricted cash of $452.2 million and approximately $6.9 billion in undrawn balances under our unsecured revolving credit facility, net of $1.5 billion in commercial paper borrowings. As of September 30, 2025, we had total debt outstanding of $20.3 billion, of which 75.7% was at a fixed rate and 97.5% was unsecured, and in the aggregate, our composite cost of funds was 4.29%.

For the three months ended September 30, 2025, we reported net income attributable to common stockholders of $135.4 million, or $1.21 per diluted share, compared to net income attributable to common stockholders of $91.6 million, or $0.82 per diluted share, for the three months ended September 30, 2024. The increase from the prior year period is primarily due to higher rental revenues and a net benefit of $60.5 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia. This was partially offset by lower sales activity, an increase in our selling, general and administrative expenses due to $8.6 million in costs associated with the merger, and higher interest expense, driven by an increase in our composite cost of funds.

For the three months ended September 30, 2025, we recorded adjusted net income before income taxes2 of $144.5 million, or $1.29 per adjusted diluted share, compared to adjusted net income before income taxes of $140.2 million, or $1.25 per adjusted diluted share, for the three months ended September 30, 2024. Adjusted net income before income taxes increased primarily due to an increase in total revenues as discussed above, partially offset by lower sales activity and higher interest expense.

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

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 4.8%, to $29.5 billion as of September 30, 2025, compared to $28.2 billion as of December 31, 2024. During the quarter ended September 30, 2025, we purchased 13 new aircraft from Airbus and Boeing and sold five aircraft. We ended the period with a total of 503 aircraft in our owned fleet. As of September 30, 2025, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.9 years and 7.2 years, respectively. We also managed 50 aircraft as of September 30, 2025.

Our portfolio metrics as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
Net book value of flight equipment subject to operating lease	$29.5	billion	$28.2	billion
Weighted-average fleet age(1)	4.9 years		4.6 years
Weighted-average remaining lease term(1)	7.2 years		7.2 years

Owned fleet(2)	503		489
Managed fleet	50		60
Aircraft on order	228		269
Total	781		818

Current fleet contracted rentals	$19.6	billion	$18.3	billion
Committed fleet rentals	$9.7	billion	$11.2	billion
Total committed rentals	$29.3	billion	$29.5	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of September 30, 2025 and December 31, 2024, our owned fleet count included 11 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.
The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,728,008	39.7%	$11,653,668	41.4%
Asia Pacific	10,679,181	36.2%	10,077,621	35.8%
Central America, South America, and Mexico	2,995,483	10.1%	2,685,098	9.5%
The Middle East and Africa	2,380,301	8.1%	1,971,448	7.0%
U.S. and Canada	1,744,436	5.9%	1,782,631	6.3%
Total	$29,527,409	100.0%	$28,170,466	100.0%

The following table sets forth our top five lessees by net book value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Lessee	% of Total	Lessee	% of Total
Virgin Atlantic	6.1%	Virgin Atlantic	6.5%
Air France-KLM Group	5.7%	Air France-KLM Group	6.2%
ITA	5.3%	ITA	5.6%
Aeromexico	5.1%	Vietnam	4.6%
Korean Air	5.0%	Aeromexico	4.4%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	8	1.6%	7	1.4%
Airbus A220-300	32	6.3%	22	4.5%
Airbus A320-200	17	3.4%	23	4.7%
Airbus A320-200neo	23	4.6%	23	4.7%
Airbus A321-200	18	3.5%	19	3.9%
Airbus A321-200neo	109	21.7%	108	22.1%
Airbus A330-200(1)	13	2.6%	13	2.7%
Airbus A330-300	5	1.0%	5	1.0%
Airbus A330-900neo	28	5.6%	28	5.7%
Airbus A350-900	17	3.4%	17	3.5%
Airbus A350-1000	8	1.6%	8	1.6%
Boeing 737-700	2	0.4%	2	0.4%
Boeing 737-800	47	9.2%	61	12.5%
Boeing 737-8 MAX	74	14.7%	59	12.1%
Boeing 737-9 MAX	34	6.8%	30	6.1%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	24	4.8%	24	4.9%
Boeing 787-9	27	5.4%	26	5.3%
Boeing 787-10	15	3.0%	12	2.5%
Embraer E190	1	0.2%	1	0.2%
Total(2)	503	100.0%	489	100.0%

(1) As of September 30, 2025 and December 31, 2024, aircraft count includes three and two Airbus A330-200 aircraft classified as freighters, respectively.
(2) As of September 30, 2025 and December 31, 2024, our owned fleet count included 11 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.

As of September 30, 2025, we had contractual commitments to acquire a total of 228 new aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $13.4 billion as shown in the following tables. The tables are subject to change based on Airbus and Boeing delivery delays.

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 3 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	1	3	14	14	2	—	34
Airbus A320/321neo(1)	2	20	38	34	34	—	128
Airbus A330-900neo	—	1	—	—	—	—	1
Boeing 737-8/9 MAX	6	21	21	2	—	5	55
Boeing 787-9/10	4	5	1	—	—	—	10
Total(2)	13	50	74	50	36	5	228

(1) Our Airbus A320/321neo aircraft orders include 13 long-range variants and 49 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.

The table below reflects management’s further refinement of expectations on future deliveries based on facts and circumstances known by management as of November 3, 2025. Our expected delivery schedule is subject to a number of factors outside our control, including delays by Airbus and Boeing for certain aircraft and we cannot guarantee delivery of any particular aircraft at any specific time notwithstanding our expected commitment schedule. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025.

Expected commitment schedule

	Estimated Delivery Years
Aircraft Type	Last 3 months of 2025	2026	2027	2028	2029	Thereafter	Total
Airbus A220-100/300	1	3	12	14	4	—	34
Airbus A320/321neo(1)	2	18	32	37	36	3	128
Airbus A330-900neo	—	1	—	—	—	—	1
Boeing 737-8/9 MAX	5	20	23	2	—	5	55
Boeing 787-9/10	4	5	1	—	—	—	10
Total	12	47	68	53	40	8	228

(1) Our Airbus A320/321neo aircraft orders include 13 long-range variants and 49 extra long-range variants.

Contractual and expected commitments for the acquisition of these aircraft as of September 30, 2025 are as follows (in thousands):

Years ending December 31,	Contractual	Expected
2025 (excluding the nine months ended September 30, 2025)	$1,010,393	$965,268
2026	3,377,218	3,228,628
2027	4,053,750	3,761,628
2028	2,651,709	2,819,124
2029	1,944,251	2,099,419
Thereafter	345,126	508,380
Total	$13,382,447	$13,382,447

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing. We have agreed to revised contractual delivery dates for our Airbus and Boeing aircraft. As of the date of this filing, Airbus and Boeing have generally met the revised delivery dates, and when delayed, the delays have been generally one or two months. However, going forward, delivery delays beyond the revised delivery dates could increase as to the number of aircraft delayed and/or the length of delays.

The FAA continues to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved, although the production cap was increased modestly in October 2025. The broader aviation supply chain remains constrained impacting production capacity for both Airbus and Boeing and resulting in delivery delays. Maintenance, repair, and overhaul (“MRO”) facility capacity also remains constrained and has worsened thus far during 2025. This has resulted in a significant number of engines remaining off-wing for an extended period of time while waiting for inspection or overhaul, meaningfully impacting operations of our airline customers and the broader industry.

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

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft expected to be delivered as of September 30, 2025, along with the lease placements of such aircraft as of November 3, 2025. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types but have not meaningfully increased production because of several factors, including ongoing supply chain constraints and other production issues.

Delivery Year	Number Leased	Number of Aircraft	% Leased
2025	12	12	100.0%
2026	47	47	100.0%
2027	63	68	92.6%
2028	24	53	45.3%
2029	—	40	—%
Thereafter	—	8	—%
Total	146	228

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of September 30, 2025, we had a globally diversified customer base of 108 airlines in 55 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

While recent tariff announcements have resulted in some volatility for the global aviation business, we believe the overall airline operating environment remains favorable for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, OEM (“Original Equipment Manufacturer”) supply chain challenges and backlogs, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft. We are monitoring the impact of tariffs on our business. The effects from evolving tariff regimes did not have an impact on our profitability in the third quarter. As discussed below, it is our expectation that tariff costs resulting from the importation of aircraft will continue to be the responsibility of our leasing customers in accordance with the terms of our triple net leases. While we currently do not expect tariffs to have a material impact on our business, as discussed below, tariffs could impact our business in a number of ways and the level of impact is unknown due to the uncertainty surrounding tariffs currently.

Changes to tariff policy in the U.S. and the reaction from the U.S.’s trading partners has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. In April 2025, the U.S. imposed baseline tariffs on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits, while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods; however, aircraft and aircraft parts were generally exempted. In August and September, 2025, the U.S. government implemented trade frameworks with the European Union (the “E.U.”), the United Kingdom (the “U.K.”) and Japan that allow for the importation of aircraft and aircraft parts into the US duty free.

Generally, Boeing aircraft manufactured in the U.S. and delivered to customers in other countries may be subject to tariffs; however, the trade framework with the E.U. the U.K. and Japan preserves the zero tariff regime on Boeing and Airbus aircraft and parts imported into the U.S. and the E.U., the U.K. and Japan, respectively. As of the date of this filing, the Company has no aircraft placed for delivery from its orderbook that are expected to be subject to currently announced tariffs. As of September 30, 2025, approximately 1.6% of the Company’s aircraft by net book value are on lease to lessees located in China, and the Company does not have any scheduled future aircraft deliveries to Chinese airline customers.

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

Passenger traffic volume has historically expanded at a faster rate than global GDP growth, in part due to the expansion of the middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that passenger traffic was up 5% year-to-date as of September 2025 relative to the prior year period, primarily due to continued strength in international traffic offsetting slower domestic traffic growth globally, while remaining well above the pace of global GDP expansion. International traffic rose 7% year-to-date in September 2025 relative to the prior year period, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong expansion in most other major international markets reported by IATA except North America, where growth was more modest. Global domestic traffic rose 2% year-to-date in September 2025 as compared to the prior year period, with all expanding except the domestic US market. Meanwhile, passenger load factors are persisting at historically high levels, with IATA reporting total global passenger load factors of 84% year to-date in September 2025 continuing to support airline demand for additional aircraft.

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

The strong demand for our aircraft, combined with still elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the nine months ended September 30, 2025. However, lease rate increases continue to lag behind our rising borrowing costs. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. Based on our views of the market and assumptions around our sales activity and interest rate environment, we expect to see a moderately-sized upward trajectory in lease yield through 2029, subject, however, to the uncertain impact that the trade policies and related tariff rates may have on demand for aircraft. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

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

During the nine months ended September 30, 2025, the Plaintiffs entered into settlement agreements with all C&P Insurers. As a result, we recognized a net benefit of $331.9 million, $344.0 million, and $60.5 million from the settlement of insurance claims under our C&P Policy for the three months ended March 31, 2025, June 30, 2025, and September 30, 2025, respectively. These amounts include a $3.4 million, $4.6 million and $0.8 million benefit from our equity interest in our managed fleet for the three months ended March 31, 2025, June 30, 2025, and September 30, 2025, respectively.

Pursuant to the terms of the settlement agreements with the C&P Insurers and following receipt of proceeds, the Plaintiffs (i) released their insurance claims against the C&P Insurers under the C&P Policy in the California Litigation, (ii) released their insurance claims against the C&P Insurers under the reinsurance policies at issue in the London Litigation, and (iii) dismissed the C&P Insurers from the California Litigation and London Litigation. On September 5, 2025, all remaining claims in the California Litigation were dismissed.

As of November 3, 2025, we have recovered an aggregate of $834.3 million against our initial $802.4 million write-off of our interests in owned and managed aircraft detained in Russia taken during the first quarter of 2022.

The Plaintiffs continue to have claims against certain Airlines’ Insurers in the London Litigation and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any additional insurance and related recoveries in the London Litigation remain uncertain at this time.

Liquidity and Capital Resources

Overview

We ended the third quarter of 2025 with available liquidity of $7.4 billion, which was comprised of unrestricted cash of $452.2 million and approximately $6.9 billion in undrawn balances under our unsecured revolving credit facility, net of $1.5 billion in commercial paper borrowings. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock in recent years and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of November 3, 2025. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, our commercial paper program, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity; however, pursuant to the Merger Agreement, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities or our commercial paper program without Parent’s written consent (which shall not be unreasonably withheld, conditioned or delayed). See ‘Financing Restrictions Under the Merger Agreement’ below for further details on the restriction.

Ongoing aircraft delivery delays due to manufacturer delays are expected to further reduce our aircraft investment and debt financing needs for the next 12 months and potentially beyond. We believe that we are largely able to self-fund our orderbook with expected operating cash flows and aircraft sales.

We ended the third quarter of 2025 with total debt outstanding of $20.3 billion, of which 75.7% was at a fixed rate and 97.5% was unsecured, and in the aggregate, our composite cost of funds was 4.29%. As of December 31, 2024, we had total debt outstanding of $20.4 billion, of which 79.0% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.14%.

Financing Restrictions Under the Merger Agreement

Our long-term debt financing strategy is focused on raising primarily unsecured debt in the global bank and investment grade capital markets, however, pursuant to the Merger Agreement, from September 1, 2025 to May 1, 2026, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities or our commercial paper program without Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed). Pursuant to the terms of the Merger Agreement (i) if the Merger has not closed by May 1, 2026 then, during the three-month period commencing on such date, we are permitted to incur additional indebtedness in an aggregate principal amount of up to $2.0 billion in the form of secured or unsecured, investment grade bank term loans and (ii) if the Merger has not closed by the later of July 1, 2026, and 100 days after the date on which Class A common stockholder approval of the Merger is obtained, we may also issue or incur up to $2.0 billion in additional indebtedness in the form of secured or unsecured investment grade bank term loans or unsecured investment grade debt securities, with capacity to incur an aggregate principal amount of up to $2.0 billion in additional indebtedness after the end of each three month period thereafter, subject to additional conditions and restrictions contained in the Merger Agreement. The Merger Agreement also restricts our ability to issue additional shares of preferred stock without the Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed).

Capital Allocation Strategy

We have a balanced approach to capital allocation based on the following priorities, ranked in order of priority: first, investing in modern, in-demand aircraft to profitably grow our core aircraft leasing business while maintaining strong fleet metrics and creating sustainable long-term shareholder value; second, maintaining our investment grade balance sheet utilizing unsecured debt as our primary form of financing; and finally, in line with the aforementioned priorities, returning excess cash to stockholders through our dividend policy as well as regular evaluation of share repurchases, as appropriate. However, pursuant to the Merger Agreement, we are restricted from initiating share repurchases without Parent’s prior written consent.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and commercial paper program to satisfy the operating requirements of our business through at least the next 12 months. Our material cash sources include:

•Unrestricted cash: We ended the third quarter of 2025 with $452.2 million in unrestricted cash.
•Lease cash flows: We ended the third quarter of 2025 with $29.3 billion in committed minimum future rental payments comprised of $19.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $9.7 billion in minimum future rental payments related to aircraft which will deliver during the last three months of 2025 through 2031. These rental payments are a primary driver of our short and long-term operating cash flow. As of September 30, 2025, our minimum future rentals on our existing non-cancellable operating leases for the next 12 months was $2.7 billion. For further details on our minimum future rentals for the remainder of 2025 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Unsecured revolving credit facility: As of November 3, 2025, our $8.4 billion revolving credit facility is syndicated across 53 financial institutions, with a stated maturity date of May 5, 2029. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of September 30, 2025, we did not have any amounts outstanding under our unsecured revolving credit facility.
•Commercial paper program: On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of September 30, 2025, we had $1.5 billion in outstanding borrowings under our commercial paper program at a weighted average interest rate of 4.61%.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. During the nine months ended September 30, 2025, we sold 25 aircraft resulting in sales proceeds of approximately $867.0 million. We have $1.6 billion of aircraft in our sales pipeline3, which includes $341.8 million of aircraft classified as flight equipment held for sale as of September 30, 2025 and $1.3 billion of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed over the next two quarters. We continue to expect to sell approximately $1.5 billion in aircraft for 2025 and continue to see robust demand in the secondary market to support our aircraft sales program.
•Senior unsecured securities: We have historically been a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. As described above under “Financing Restrictions Under the Merger Agreement”, our future investment grade capital markets issuances, including under our Medium-Term Note Program, are subject to certain restrictions under the Merger Agreement through the later of July 1, 2026 or 100 days after Class A common stockholder approval of the Merger.
•Unsecured bank facilities: We have active dialogue with a variety of global financial institutions and have historically entered into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding.
3 Aircraft in our sales pipeline is as of September 30, 2025, adjusted for letters of intent signed through November 3, 2025.
4 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

These loans are typically pre-payable without penalty at any time offering us significant flexibility in different rate environments. However, as mentioned above under “Financing Restrictions Under the Merger Agreement”, our ability to enter into new unsecured bank facilities is subject to certain restrictions under the Merger agreement through May 1, 2026.
•Other sources: In addition to the above, we generate liquidity through cash received from security deposits and maintenance reserves from our lease agreements, other sources of debt financings (including secured bank term loans, export credit and private placements), as well as issuances of preferred stock. However, as mentioned above, we are restricted from incurring additional secured debt or issuing additional preferred stock pursuant to the terms of the Merger Agreement. We have also received $727.6 million in cash insurance proceeds from the settlement of claims against insurers related to our Russian fleet during the nine months ended September 30, 2025 although we don’t expect insurance proceeds to have a meaningful contribution to liquidity in the future.

In general, increases and reductions in the Federal Funds Rate should affect the interest rate on our Revolving Credit Facility, our new and existing borrowings that bear interest at a floating rate, and borrowings under our commercial paper program.

A shift in monetary policy in the United States and other countries beginning in 2022 resulted in rapid interest rate increases over a relatively short period of time. Despite recent rate cuts made in 2025 by the FOMC, this persistently elevated interest rate environment has resulted in increased borrowing costs for us and will continue to result in increased borrowing costs until interest rates decline. We cannot predict if or when the FOMC will further reduce the target range for the Federal Funds Rate or the impact of any such reductions on our interest expense or future debt borrowings.

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

As of September 30, 2025, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.

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

Our material cash requirements as of September 30, 2025, are as follows (in thousands):

	Last 3 months of 2025	2026	2027	2028	2029	Thereafter	Total
Contractual purchase commitments(1)	$1,010,393	$3,377,218	$4,053,750	$2,651,709	$1,944,251	$345,126	$13,382,447
Debt obligations	2,249,534	6,241,041	4,026,176	3,120,634	1,071,769	3,631,073	20,340,227
Interest payments on debt outstanding(2)	192,634	729,364	524,062	303,415	176,703	202,646	2,128,824
Total	$3,452,561	$10,347,623	$8,603,988	$6,075,758	$3,192,723	$4,178,845	$35,851,498

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through November 3, 2025.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2025, which is inclusive of any cross-currency hedging arrangements.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft are currently expected to differ from our estimates and could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our contractual purchase commitments shown in the table above may not reflect when the aircraft investments are actually made. We anticipate our total aircraft investments for the full year 2025 to be approximately $3.5 billion.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock. We are permitted to pay regular quarterly cash dividends up to $0.22 per share of Common Stock, $11.625 per share of Series B Preferred Stock, $10.3125 per share of Series C Preferred Stock, and $15.00 per share of Series D Preferred Stock, which amounts in respect of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may be adjusted in accordance with the dividend reset provisions contained in the relevant certificates of designation.
Cash Flows

Our cash flows provided by operating activities increased by 5.9%, or $0.1 billion, to $1.3 billion for the nine months ended September 30, 2025 as compared to $1.2 billion for the nine months ended September 30, 2024. Our cash flows provided by operating activities during the nine months ended September 30, 2025 increased primarily due to an increase in customer collections related to the growth of our fleet, partially offset by higher cash paid for interest due to the increase in our composite cost of funds as compared to the nine months ended September 30, 2024. Our cash flows used in investing activities were $1.4 billion for the nine months ended September 30, 2025 as compared to $2.7 billion for the nine months ended September 30, 2024. The decrease in cash flows used in investing activities is primarily due to cash inflows related to the receipt of $727.6 million in cash insurance settlement proceeds during the nine months ended September 30, 2025. Our investing activities are typically driven by the timing of our aircraft purchases and our sales and trading activity. Our cash flows provided by financing activities were $65.6 million for the nine months ended September 30, 2025 as compared to $1.4 billion for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, our proceeds from financings decreased primarily due to an increase in cash receipts from our insurance recoveries during the period. Our financing activities are mainly driven by changes in our investing activities.

Debt

Our debt financing at September 30, 2025 and December 31, 2024 is summarized below:

	September 30, 2025	December 31, 2024
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$13,850,307	$16,046,662
Term financings	3,870,000	3,628,600
Commercial paper	1,508,000	—
Revolving Credit Facility	—	170,000
Other revolving credit facilities	600,000	—
Total unsecured debt financing	19,828,307	19,845,262
Secured
Term financings	332,837	354,208
Export credit financing	179,083	190,437
Total secured debt financing	511,920	544,645

Total debt financing	20,340,227	20,389,907
Less: Debt discounts and issuance costs	(145,297)	(179,922)
Debt financing, net of discounts and issuance costs	$20,194,930	$20,209,985
Selected interest rates and ratios:
Composite interest rate(1)	4.29%	4.14%
Composite interest rate on fixed-rate debt(1)	3.95%	3.74%
Percentage of total debt at a fixed-rate	75.74%	79.00%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2025 and December 31, 2024, we had $13.9 billion and $16.0 billion in senior unsecured securities outstanding, respectively. We did not issue any senior unsecured securities during the nine months ended September 30, 2025.

Unsecured syndicated revolving credit facility

As of September 30, 2025, we did not have any amounts outstanding under our unsecured syndicated revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, we had $170.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

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

As of November 3, 2025, we had total revolving commitments of approximately $8.4 billion. Lenders held revolving commitments totaling approximately $8.0 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026.

The Revolving Credit Facility provides for certain covenants, including covenants that limit our subsidiaries’ ability to incur, create, or assume certain unsecured indebtedness, and our subsidiaries’ abilities to engage in certain mergers, consolidations, and asset sales. The Revolving Credit Facility also requires us to comply with certain financial maintenance covenants including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. In addition, the Revolving Credit Facility contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the Revolving Credit Facility and require immediate repayment of all outstanding borrowings.

Other unsecured revolving credit facilities

As of September 30, 2025, we had outstanding borrowings totaling $600.0 million under two unsecured revolving credit facilities, each with an outstanding balance of $300.0 million. The borrowings bear interest at one-month Term SOFR plus 1.00% and one-month Term SOFR plus 1.05%, respectively, and mature in 2025. As of December 31, 2024, we did not have outstanding balances under our other unsecured revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

Unsecured term financings

In December 2024, we entered into a $966.5 million unsecured term loan with a three-year maturity bearing interest at one-month Term SOFR plus a margin of 1.125%, subject to adjustment based on our credit rating. In April 2025, pursuant to the terms of the loan agreement, we exercised our option for additional commitments totaling $33.5 million. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility.

In addition, during the nine months ended September 30, 2025, we entered into three other unsecured term facilities, with aggregate commitments totaling $550.0 million with terms ranging between one to two years, bearing interest at a floating rate between one-month SOFR plus 1.00% and one-month SOFR plus 1.15% plus a credit spread adjustment of 0.10%.

As of September 30, 2025 and December 31, 2024, the outstanding balance on our unsecured term financings was $3.9 billion and $3.6 billion, respectively.

Secured debt financings

As of September 30, 2025, we had an outstanding balance of $511.9 million in secured debt financings, and had pledged ten aircraft as collateral, with a net book value of $736.2 million. As of December 31, 2024, we had an outstanding balance of $544.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $772.7 million. All of our secured obligations as of September 30, 2025 and December 31, 2024 were recourse in nature.

Commercial paper program

On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of September 30, 2025, we had an outstanding balance of $1.5 billion under our commercial paper program with a weighted average interest rate of 4.61% and a weighted average maturity of less than one month.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of September 30, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2025	Liquidation Preference as of September 30, 2025(1)	Issue Date	Dividend Rate in Effect at September 30, 2025(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

The following table summarizes the quarterly cash dividends that we paid during the nine months ended September 30, 2025 on our outstanding Series B, Series C and Series D Preferred Stock (in thousands):

	Payment Date
Title of each class	March 15, 2025	June 15, 2025	September 15, 2025
Series B Preferred Stock	$3,487	$3,488	$3,487
Series C Preferred Stock	$3,094	$3,094	$3,094
Series D Preferred Stock	$4,500	$4,500	$4,500

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

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. The following table summarizes our current credit ratings, including our short-term ratings for our commercial paper program:

Rating Agency	Long-term Debt	Short-Term Rating	Corporate Rating	Outlook	Date of Last Long-term Debt and Corporate Ratings Action
Kroll Bond Ratings	A-	K-1	A-	Stable	September 2, 2025
Standard and Poor’s	BBB	A-2	BBB	Stable	September 2, 2025
Fitch Ratings	BBB	F-3	BBB	Negative	September 2, 2025

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$665,576	$606,239	$1,950,469	$1,791,561
Maintenance rentals and other receipts	15,325	18,941	54,509	57,453
Total rental of flight equipment revenue	680,901	625,180	2,004,978	1,849,014
Gain on aircraft sales and trading and other income	44,492	64,984	190,392	171,748
Total revenues and other income	725,393	690,164	2,195,370	2,020,762

Expenses
Interest	215,501	203,092	633,162	574,691
Amortization of debt discounts and issuance costs	12,880	14,371	40,092	40,772
Interest expense	228,381	217,463	673,254	615,463
Depreciation of flight equipment	311,126	290,132	914,433	849,374
Recoveries of Russian fleet write-off	(60,469)	—	(736,409)	—
Selling, general and administrative	51,784	44,418	160,983	137,592
Stock-based compensation expense	9,603	7,919	39,892	25,031
Total expenses	540,425	559,932	1,052,153	1,627,460
Income before taxes	184,968	130,232	1,143,217	393,302
Income tax expense	(38,512)	(26,261)	(235,762)	(78,519)
Net income	$146,456	$103,971	$907,455	$314,783
Preferred stock dividends	(11,082)	(12,325)	(33,244)	(35,258)
Net income attributable to common stockholders	$135,374	$91,646	$874,211	$279,525

Earnings per share of common stock:
Basic	$1.21	$0.82	$7.83	$2.51
Diluted	$1.21	$0.82	$7.79	$2.50

Other financial data
Pre-tax margin	25.5%	18.9%	52.1%	19.5%
Pre-tax return on common equity (trailing twelve months)	17.6%	9.7%	17.6%	9.7%
Adjusted net income before income taxes(1)	$144,540	$140,197	$471,418	$423,847
Adjusted diluted earnings per share before income taxes(1)	$1.29	$1.25	$4.20	$3.79
Adjusted pre-tax margin(1)	19.9%	20.3%	21.5%	21.0%
Adjusted pre-tax return on common equity (trailing twelve months)(1)	8.9%	10.1%	8.9%	10.1%
__________________________________________
(1)Adjusted net income before income taxes (defined as net income attributable to common stockholders excluding the effects of certain non-cash items, such as non-cash deemed dividends upon redemption of our Series A preferred stock, one-time or non-recurring items that are not expected to continue in the future, such as retirement compensation, merger related costs and net write-offs and recoveries related to our former Russian fleet, and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common stockholders' equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income attributable to common stockholders, pre-tax margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$135,374	$91,646	$874,211	$279,525
Amortization of debt discounts and issuance costs	12,880	14,371	40,092	40,772
Recoveries of Russian fleet write-off	(60,469)	—	(736,409)	—
Stock-based compensation expense	9,603	7,919	39,892	25,031
Retirement compensation expense	—	—	9,230	—
Merger related costs	8,640	—	8,640	—
Income tax expense	38,512	26,261	235,762	78,519
Adjusted net income before income taxes	$144,540	$140,197	$471,418	$423,847

Denominator for adjusted pre-tax margin:
Total revenues	$725,393	$690,164	$2,195,370	$2,020,762
Adjusted pre-tax margin(a)	19.9%	20.3%	21.5%	21.0%

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
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$135,374	$91,646	$874,211	$279,525
Amortization of debt discounts and issuance costs	12,880	14,371	40,092	40,772
Recoveries of Russian fleet write-off	(60,469)	—	(736,409)	—
Stock-based compensation expense	9,603	7,919	39,892	25,031
Retirement compensation expense	—	—	9,230	—
Merger related costs	8,640	—	8,640	—
Income tax expense	38,512	26,261	235,762	78,519
Adjusted net income before income taxes	$144,540	$140,197	$471,418	$423,847

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	112,341,139	111,804,113	112,274,435	111,801,757
Adjusted diluted earnings per share before income taxes(b)	$1.29	$1.25	$4.20	$3.79

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding.

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Trailing Twelve Months Ended September 30,
	2025	2024
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$966,759	$490,151
Amortization of debt discounts and issuance costs	54,143	54,410
Recoveries of Russian fleet write-off	(736,409)	(67,022)
Stock-based compensation expense	48,749	36,316
Retirement compensation expense	9,230	—
Merger related costs	8,640	—
Income tax expense	262,797	123,868
Deemed dividend adjustment(c)	7,869	—
Adjusted net income before income taxes	$621,778	$637,723

Reconciliation of the denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common stockholders' equity as of beginning of the period	$6,525,697	$6,111,053
Common stockholders' equity as of end of the period	$7,441,131	$6,525,697
Average common stockholders' equity	$6,983,414	$6,318,375

Adjusted pre-tax return on common equity(d)	8.9%	10.1%

(c) This adjustment consists of a deemed dividend related to the redemption of our Series A preferred stock. The deemed dividend relates to initial costs related to the issuance of our Series A Preferred Stock.
(d) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common stockholders’ equity.

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

Lease rentals

During the three months ended September 30, 2025, we recorded $665.6 million in lease rental revenue, which included amortization expense related to initial direct costs of $23.7 million as compared to $606.2 million in lease rental revenue, which included amortization expense related to initial direct costs of $26.7 million for the three months ended September 30, 2024. Our rental of flight equipment revenues increased due to the continued growth of our fleet and an increase in our portfolio yield. The net book value of our flight equipment subject to operating lease increased to $29.5 billion as of September 30, 2025 from a net book value of $27.9 billion as of September 30, 2024.

Maintenance rentals and other receipts

During the three months ended September 30, 2025, we recorded $15.3 million in maintenance rentals and other receipts as compared to $18.9 million for the three months ended September 30, 2024. Our maintenance rentals and other receipts decreased primarily due to lower maintenance rentals collections and end of lease revenues for the three months ended September 30, 2025 as compared to the prior year period. We do not expect to receive significant amounts of end of lease revenue for the remainder of 2025, as a vast majority of our leases are set to extend with the current operators.

Gain on aircraft sales and trading and other income

Gain on aircraft sales and trading and other income decreased to $44.5 million for the three months ended September 30, 2025 compared to $65.0 million for the three months ended September 30, 2024. The decrease is mainly driven by lower sales volume as compared to the prior year period. During the three months ended September 30, 2025, we recorded $35.0 million in gains from the sale of five aircraft compared to $41.6 million in gains from the sale of nine aircraft and $8.0 million from two sales-type leases for the three months ended September 30, 2024.

Interest expense

Interest expense totaled $228.4 million for the three months ended September 30, 2025 compared to $217.5 million for the three months ended September 30, 2024. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.29% as of September 30, 2025 as compared to 4.21% as of September 30, 2024 as well as an increase in our overall outstanding debt balance.

Depreciation expense

We recorded $311.1 million in depreciation expense of flight equipment for the three months ended September 30, 2025 compared to $290.1 million for the three months ended September 30, 2024. The increase in depreciation expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Recoveries of Russian fleet write-off

During the three months ended September 30, 2025, we recognized a net benefit of $60.5 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $59.7 million in cash insurance settlement proceeds and a $0.8 million benefit related to our equity interest in our managed fleet. As of November 3, 2025, 16 aircraft previously included in our owned fleet for which we retain title, remain detained in Russia. We did not have any corresponding insurance settlements in the three months ended September 30, 2024.
.

Stock-based compensation expense

We recorded stock-based compensation expense of $9.6 million and $7.9 million for the three months ended September 30, 2025 and September 30, 2024, respectively. During the three months ended September 30, 2025, the Company revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved which also contributed to the increase in stock-based compensation expense during the period.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $51.8 million for the three months ended September 30, 2025 compared to $44.4 million for the three months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to higher legal and professional fees associated with the Merger totaling $8.6 million and other general operating expenses. Selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 2025 increased to 7.1% as compared to 6.4% in the prior year period primarily due to the merger related costs mentioned above. We expect to record approximately $8.0 million in additional merger related costs in the fourth quarter of 2025.

Taxes

For the three months ended September 30, 2025, our effective tax rate increased to 20.8% from 20.2% in the three months ended September 30, 2024 primarily due to proceeds received from the settlement of insurance claims in a higher tax jurisdiction, specifically the U.S., and changes in permanent items.

Net income attributable to common stockholders

For the three months ended September 30, 2025, we reported net income attributable to common stockholders of $135.4 million, or $1.21 per diluted share, compared to net income attributable to common stockholders of $91.6 million, or $0.82 per diluted share, for the three months ended September 30, 2024. The increase from the prior year period is primarily due to higher lease rentals as discussed above and a net benefit of $60.5 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia, along with higher revenues as discussed above. This was partially offset by lower sales activity, an increase in our selling, general and administrative expenses due to approximately $8.6 million in costs associated with the merger and higher interest expense, driven by an increase in our composite cost of funds.

Adjusted net income before income taxes

For the three months ended September 30, 2025, we recorded adjusted net income before income taxes of $144.5 million, or $1.29 per adjusted diluted share, compared to adjusted net income before income taxes of $140.2 million, or $1.25 per adjusted diluted share, for the three months ended September 30, 2024. Adjusted net income before income taxes increased primarily due to an increase in our lease rental revenue as discussed above, partially offset by lower sales activity and higher interest expense.

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

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

Lease rentals

During the nine months ended September 30, 2025, we recorded $2.0 billion in lease rental revenue, which included amortization expense related to initial direct costs of $69.1 million as compared to $1.8 billion in lease rental revenue, which included amortization expense related to initial direct costs of $77.3 million for the nine months ended September 30, 2024. Our rental of flight equipment revenues increased primarily due to the continued growth of our fleet. The net book value of our flight equipment subject to operating lease increased to $29.5 billion as of September 30, 2025 from a net book value of $27.9 billion as of September 30, 2024.

Maintenance rentals and other receipts

During the nine months ended September 30, 2025, we recorded $54.5 million in maintenance rentals and other receipts as compared to $57.5 million for the nine months ended September 30, 2024. The decrease was primarily due to lower overhaul revenue, partially offset by higher end of lease revenue during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, we recognized end of lease revenues of $23.6 million and $18.5 million, respectively.

Gain on aircraft sales and trading and other income

Gain on aircraft sales and trading and other income increased to $190.4 million for the nine months ended September 30, 2025 compared to $171.7 million for the nine months ended September 30, 2024. The increase was mainly driven by an increase of $16.4 million in management fee revenue, mainly due to the receipt of insurance proceeds related to Russia and slightly higher gains from sales as compared to the prior year period. For the nine months ended September 30, 2025, we recorded $112.6 million in gains from the sale of 25 aircraft and $7.6 million from one sales-type lease, compared to $104.8 million in gains from the sale of 25 aircraft and $14.5 million from three sales-type leases for the nine months ended September 30, 2024.

Interest expense

Interest expense totaled $673.3 million for the nine months ended September 30, 2025 compared to $615.5 million for the nine months ended September 30, 2024. Our interest expense increased primarily due to an increase in our composite cost of funds to 4.29% as of September 30, 2025 as compared to 4.21% as of September 30, 2024 as well as an increase in our overall outstanding debt balance.
Depreciation expense

We recorded $914.4 million in depreciation expense of flight equipment for the nine months ended September 30, 2025 compared to $849.4 million for the nine months ended September 30, 2024. The increase in depreciation expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to the growth of our fleet. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Recoveries of Russian fleet write-off

During the nine months ended September 30, 2025, we recognized a net benefit of $736.4 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $727.6 million in cash insurance settlement proceeds and an $8.8 million benefit related to our equity interest in our managed fleet. As of November 3, 2025, 16 aircraft previously included in our owned fleet for which we retain title, remain detained in Russia. We did not have any corresponding insurance settlements in the nine months ended September 30, 2024.

Stock-based compensation expense

We recorded stock-based compensation expense of $39.9 million and $25.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Of the $39.9 million of stock-based compensation expense recorded for the nine months ended September 30, 2025, we recorded a $9.6 million expense related to the acceleration of certain RSUs resulting from the retirement of our Chairman from his executive role. In addition, we also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the period.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $161.0 million for the nine months ended September 30, 2025 compared to $137.6 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 is primarily due to a $9.2 million expense related to the retirement of our Chairman from his executive role, higher legal and professional fees associated with the Merger totaling $8.6 million, an increase in legal fees related to the litigation against our insurers regarding our Russian fleet and other general operating expenses. Selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2025 increased to 7.3% as compared to 6.8% in the prior year period primarily due to costs related to the retirement costs and the merger related costs mentioned above. We expect to record approximately $8.0 million in additional merger related costs in the fourth quarter of 2025.

Taxes

For the nine months ended September 30, 2025, our effective tax rate increased to 20.6% from 20.0% for the nine months ended September 30, 2024 primarily due to proceeds received from the settlement of insurance claims in a higher tax jurisdiction, specifically the U.S., and changes in permanent items.

Net income attributable to common stockholders

For the nine months ended September 30, 2025, we reported net income attributable to common stockholders of $874.2 million, or $7.79 per diluted share, compared to net income attributable to common stockholders of $279.5 million, or $2.50 per diluted share, for the nine months ended September 30, 2024. The increase from the prior year period is primarily due to higher lease rentals and gain on aircraft sales and trading and other income as discussed above and a net benefit of $736.4 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia. These were partially offset by higher interest expense, driven by the increase in our composite cost of funds, and by a $19.5 million increase in compensation expense, primarily consisting of $9.2 million in selling, general and administrative expense and $9.6 million in stock-based compensation expense, related to the retirement of our Chairman from his executive role. Additionally, our selling, general, and administrative expenses increased due to approximately $8.6 million in costs associated with the merger and higher legal costs related to litigation involving our Russian fleet.

Adjusted net income before income taxes

For the nine months ended September 30, 2025, we recorded adjusted net income before income taxes of $471.4 million, or $4.20 per adjusted diluted share, compared to adjusted net income before income taxes of $423.8 million, or $3.79 per adjusted diluted share, for the nine months ended September 30, 2024. Adjusted net income before income taxes increased primarily due to an increase in our lease rental revenue and gain on aircraft sales and trading and other income, partially offset by higher interest expense.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2024. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility, other revolving credit facilities and unsecured term loans. As of September 30, 2025 and December 31, 2024, we had $4.9 billion and $4.3 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of September 30, 2025, which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $49.3 million and $42.8 million as of September 30, 2025 and December 31, 2024, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.4% of our lease revenues were denominated in foreign currency as of September 30, 2025 and December 31, 2024, respectively. Additionally, some of our net investments in sales-type leases, which represent 0.7% and 0.6% of our total assets as of September 30, 2025 and December 31, 2024, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the nine months ended September 30, 2025, we incurred a $19.5 million gain resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.3% and 6.1% of our debt obligations were denominated in foreign currency as of September 30, 2025 and December 31, 2024, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the nine months ended September 30, 2025, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency as U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the filing on October 15, 2025 of our preliminary proxy statement in connection with the Agreement and Plan of Merger (the “Merger Agreement”), with Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company), an Irish private limited company (“Parent”) and Takeoff Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things and subject to the conditions contained in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent (the “Merger”), a complaint was filed by a purported Class A common stockholder of the Company against the Company and our current directors. The complaint was filed on October 30, 2025 in the United States District Court for the Central District of California captioned Lincoln Sise v. Air Lease Corporation et al, Case No. 2:25-cv-10445. The complaint generally alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with our preliminary proxy statement. The complaint seeks, among other things, (i) injunctive relief enjoining the Merger, (ii) rescission or recessionary damages in the event the Merger is consummated, (iii) dissemination of a proxy statement that does not contain untrue statements and that states all material facts required to make the statement not misleading and (iv) attorneys’ and experts’ fees and costs. We believe we have substantial defenses against the allegations asserted. On November 3, 2025, the plaintiff filed a notice for voluntary dismissal of its claims without prejudice. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.

Additionally, from time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any enforcement proceedings or litigation related to regulatory compliance matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

ITEM 1A. RISK FACTORS

Other than as stated below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, respectively.

Completion of the Merger is contingent upon satisfying various closing conditions, including approvals from government authorities, regulatory bodies, and our Class A common stockholders, as well as other factors that may result in uncertainty. There can be no assurances regarding the timing or likelihood of completion. Failure to complete the Merger could have an adverse effect on our Class A common stock price, operating results, and financial condition.

The proposed Merger is subject to several customary conditions including without limitation, (i) the adoption and approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of holders of a majority of the outstanding shares of Class A common stock at a meeting of the Company’s stockholders, (ii) the expiration or termination of the waiting period applicable to the Merger and the other transactions contemplated thereby (including the Orderbook Transfer (as defined in the Merger Agreement)) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and under certain non-U.S. antitrust and competition laws, and the receipt of approval of the Committee on Foreign Investment in the United States under the Defense Production Act and under certain non-U.S. investment laws, (iii) the absence of any applicable law, judgment, or other legal restraint or prohibition or binding order or determination by any governmental entity that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications), (v) each party’s performance in all material respects of its obligations under the Merger Agreement and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement.

While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. Satisfaction of the closing conditions may delay the consummation of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement (and subject to certain extensions of the end date specified in the Merger Agreement), the parties will not be obligated to complete the Merger.

The Merger Agreement contains specified termination rights for each of the parties. Upon termination of the agreement under certain conditions, the Company must pay Parent a $225.0 million termination fee. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. For these and other reasons, a failed Merger may have an adverse impact on our business, operating results, or financial condition. Additionally, the price of our Class A common stock may decline since the current valuation anticipates successful completion of the Merger.

Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in our business and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:

•the possibility that our relationship with airline customers, our suppliers, and employees could be adversely affected, including if our suppliers, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;

•difficulties in attracting and retaining key employees due to uncertainties related to the Merger;
•impact of costs related to completion of the Merger, including any costs related to obtaining regulatory approvals; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, enter into or materially modify certain contracts, repurchase, adjust the terms of or issue securities, pay dividends (subject to limited exceptions, including payment of regular quarterly cash dividends in accordance with past practice and payment of preferred stock dividends as required by the applicable certificate of designation), make certain capital expenditures, settle certain legal actions, take certain actions relating to intellectual property, take certain action related to employee benefit plans, amend our organizational documents and incur additional indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, knowingly encouraging or knowingly facilitating any inquiry, discussion, offer or request that constitutes or would reasonably be expected to lead to an Alternative Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

A lawsuit was filed and additional lawsuits may be filed, in connection with the Merger, which could delay or prevent completion of the Merger and/or result in substantial costs.

As described in “Part II—Item 1. Legal Proceedings” above, a lawsuit related to the Merger was filed on October 30, 2025 by a purported Class A common stockholder, however, the plaintiff filed a notice for voluntary dismissal of its claims without prejudice on November 3, 2025. Additional lawsuits may be filed against us and our directors and officers in the future. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any litigation cannot be assured. Additionally, the amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 1, 2025, by and among Air Lease Corporation, Gladiatora Designated Activity Company and Takeoff Merger Sub Inc.	8-K	001-35121	2.1	September 2, 2025

3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011

3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018

3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019 (filed as Exhibit 3.2 to Air Lease Corporation’s Registration Statement on Form 8-A (File No. 001-35121), filed with the Securities and Exchange Commission on March 4, 2019).	8-K	001-35121	3.1	March 5, 2019

3.4	Certificate of Elimination relating to the Series A Preferred Stock, dated October 17, 2024.	8-K	001-35121	3.1	October 17, 2024

3.5	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021

3.6	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021

3.7	Certificate of Designations with respect to the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, dated September 23, 2024, filed with the Secretary of State of Delaware and effective on September 23, 2024.	8-K	001-35121	3.1	September 24, 2024

4.1	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	Tenth Amendment and Extension Agreement, dated April 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	May 5, 2025

10.2	Voting Agreement, dated as of September 1, 2025, by and among Gladiatora Designated Activity Company and Steven Udvar-Házy, John Plueger, Robert Milton, Matthew Hart, Yvette Hollingsworth Clark, Cheryl Gordon Krongard, Marshall Larsen, Susan McCaw, Ian Saines, Gregory Willis and Carol Forsyte.	8-K	001-35121	10.1	September 2, 2025

10.3†	Supplemental Agreement No. 37 to Purchase Agreement No. PA-03791, dated September 19, 2025, by and between Air Lease Corporation and The Boeing Company				Filed herewith

10.4§	Employment Agreement between ALC Aircraft Limited and Kishore Korde, dated October 2, 2025.				Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5§	Letter Agreement between Air Lease Corporation and Kishore Korde, dated October 2, 2025.				Filed herewith

10.6§	Employment Agreement between ALC Aircraft Limited and David Beker, dated October 2, 2025.				Filed herewith

10.7§	Letter Agreement between Air Lease Corporation and David Beker, dated October 2, 2025.				Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from Air Lease Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
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

AIR LEASE CORPORATION

November 3, 2025	/s/ John L. Plueger
John L. Plueger
Chief Executive Officer and President
(Principal Executive Officer)

November 3, 2025	/s/ Gregory B. Willis
Gregory B. Willis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)