Form 10-K
period 2025-12-31
AIR LEASE CORP
filed 2026-02-12
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of registrant’s Class A common stock held by non-affiliates was approximately $6.1 billion on June 30, 2025, based upon the last reported sales price on the New York Stock Exchange. As of February 10, 2026, there were 112,035,408 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrant’s 2026 Annual Meeting of Shareholders (or if not Proxy Statement is filed, an amendment to this Report), which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year, are incorporated by reference into Part III of this Report.

Form 10-K
For the Year Ended December 31, 2025
INDEX

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the proposed acquisition (the “Merger”) of Air Lease Corporation pursuant to the Agreement and Plan of Merger, dated September 1, 2025, including any statements regarding the expected closing of the Merger, the ability to complete the Merger, and the expected benefits of the proposed Merger, the state of the airline industry, our ability to access the capital and debt markets (including any restrictions imposed by the proposed Merger), aircraft and engine delivery delays and manufacturing flaws, our aircraft sales pipeline and expectations, changes in inflation and interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

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
•the risk that the pendency and uncertainty of the Merger disrupts our business and current plans and operations, and potential difficulties in employee retention as a result;
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
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•any additional factors discussed under “Part I — Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025, and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.

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

During the year ended December 31, 2025, we purchased 49 new aircraft from Airbus and Boeing, and sold 48 aircraft. We ended the year with a total of 490 aircraft in our owned fleet. The net book value of our fleet1 grew by 3.1% to $29.1 billion as of December 31, 2025 compared to $28.2 billion as of December 31, 2024. The weighted average age of our fleet was 4.9 years and the weighted average lease term remaining was 7.2 years as of December 31, 2025. Our managed fleet was comprised of 45 aircraft as of December 31, 2025 compared to 60 aircraft as of December 31, 2024. We have a globally diversified customer base comprised of 102 airlines in 53 countries as of December 31, 2025. We continued to maintain a strong lease utilization rate of 100% for the year ended December 31, 2025.

As of December 31, 2025, we had commitments to purchase 218 aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment of $12.6 billion. We have placed 99% and 82% of our orderbook on long-term leases for aircraft delivering through the end of 2027 and 2028, respectively, and have placed approximately 64% of our entire orderbook through 2031. We ended 2025 with $28.9 billion in committed minimum future rental payments, consisting of $19.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $9.3 billion in minimum future rental payments related to aircraft which will deliver from 2026 through 2031. See the section entitled “Proposed Merger” below for more information on the Orderbook Transfer (as defined in the Merger Agreement) and its impact on future rental payments for aircraft that deliver after the effective time of the Merger (as defined below).

1 References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, our flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.

Our total revenues for the year ended December 31, 2025 increased by 10.3% to $3.0 billion as compared to 2024. The increase is primarily due to the continued growth in our fleet by net book value, an increase in our portfolio lease yield as well as an increase in our aircraft sales activity. During the year ended December 31, 2025, we recognized $244.4 million in gains from the sale of 48 aircraft, compared to $169.7 million in gains from the sale of 39 aircraft for the year ended December 31, 2024.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our long-term debt financing strategy is focused on raising primarily unsecured debt in the global bank and investment grade capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing, however, pursuant to the Merger Agreement (as defined below), from September 1, 2025 to May 1, 2026, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities and our commercial paper program without Parent’s (as defined below) prior written consent (which shall not be unreasonably withheld, conditioned or delayed). We ended 2025 with available liquidity of $7.5 billion, which was comprised of unrestricted cash of $466.4 million and approximately $7.0 billion in undrawn balances under our committed unsecured revolving credit facility, net of $1.4 billion in commercial paper borrowings. As of December 31, 2025, we had total debt outstanding of $19.9 billion, of which 76.8% was at a fixed rate and 97.5% was unsecured, and in the aggregate, our composite cost of funds was 4.15%.

During the year ended December 31, 2025, our net income attributable to common stockholders was $1.0 billion, or $9.29 per diluted share, as compared to $372.1 million, or $3.33 per diluted share, for the year ended December 31, 2024. The increase from the prior year period is primarily due to a net benefit of $736.4 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia and higher revenues, as discussed above, partially offset by an increase in depreciation expense due to the growth of our fleet, an increase in interest expense due to higher average cost of funds throughout the year, $18.8 million in compensation expense related to the retirement of our Chairman from his executive role, $18.5 million in costs associated with the merger, and $9.5 million in legal costs associated with litigation involving our Russian fleet. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our financial results for the year ended December 31, 2025.

Adjusted net income before income taxes2 during the year ended December 31, 2025 was $718.4 million or $6.40 per adjusted diluted share, as compared to $574.2 million, or $5.13 per adjusted diluted share, for the year ended December 31, 2024. Adjusted net income before income taxes increased primarily due to higher total revenues, partially offset by increases in depreciation expense and interest expense, as discussed above.

Proposed Merger

On September 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company), an Irish private limited company (“Parent”) and Takeoff Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things and subject to the conditions contained in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent (the “Merger”). Parent is a new holding company owned by Sumitomo Corporation, a Japanese corporation, SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland (“SMBC AC”), affiliates of Apollo Capital Management, L.P. and affiliates of Brookfield Asset Management Ltd.

Pursuant to the Merger Agreement, subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Class A common stock of the Company (the “Common Stock”) (other than (i) any Dissenting Shares (as defined in the Merger Agreement) and (ii) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement), will be converted into the right to receive $65.00 in cash, without interest. Pursuant to the Merger Agreement, at the Effective Time, each share of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (“Series C
2Adjusted net income before income taxes excludes the effects of certain non-cash items such as non-cash deemed dividends upon redemption of our Series A preferred stock, non-recurring items that are not expected to continue in the future, such as retirement compensation, merger related costs and recoveries related to our former Russian fleet, and certain other items. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

Preferred Stock”) and 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”) of the Company issued and outstanding immediately prior to the Effective Time will remain outstanding and will be deemed to be a share of preferred stock of the surviving corporation with the same rights, powers, privileges and voting powers, and restrictions and limitations thereof applicable to such series of preferred stock. On December 18, 2025, the Company’s Class A common stockholders approved and adopted the Merger Agreement at a special meeting of stockholders. The Merger Agreement also requires the Company to enter into required documentation in order to novate or otherwise transfer, effective immediately after the Effective Time, the OEM Contracts (as defined in the Merger Agreement) comprising the Company’s orderbook to SMBC AC. As a result, leases related to aircraft that deliver from the Company’s orderbook after the Effective Time, including any contracted future minimum rental payments, are also expected to be transferred to SMBC AC.

The Company currently anticipates that the Merger will close in the first half of calendar year 2026, subject to the satisfaction or waiver of the customary closing conditions. The Company currently operates, and until completion of the Merger will continue to operate, independently of Parent. See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2025 for additional information regarding the proposed Merger.

Aircraft Industry

While recent tariff announcements have resulted in some volatility for the global aviation business, we believe the overall airline operating environment remains favorable for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, Original Equipment Manufacturer (“OEM”) supply chain challenges and backlogs and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft.

Passenger traffic volume has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that 2025 passenger traffic was up 5.3% relative to the prior year, primarily due to continued strength in international traffic, offsetting more modest expansion of domestic traffic globally. International traffic rose 7.1% in 2025 as compared to the prior year, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong expansion in most other major international markets reported by IATA. Global domestic traffic rose 2.4% during 2025 as compared to the prior year, with strength in most markets outside of the U.S. domestic market. Meanwhile, passenger load factors are persisting at historically high levels with IATA reporting total global passenger load factors of 84% for 2025, continuing to support airline demand for additional aircraft.

As global air traffic continues to expand and aircraft production volumes remain constrained, we are experiencing strong demand for our aircraft through new lease requests and lease extension requests, which we expect to continue throughout 2026. The number of scheduled flights globally has continued to expand in recent months relative to 2024, suggesting continued consistent passenger volume support. While further impact from tariffs or global macroeconomic conditions could have incremental negative impact on traffic expectations, we continue to expect the need for airlines to replace aging aircraft will support demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors to fulfill these needs. In addition, both Airbus and Boeing have experienced delivery delays which have been further compounded by engine manufacturer delays, shorter on-wing engine time of most new technology engines and ongoing supply chain challenges. We expect deliveries of our 737 MAX aircraft will continue to be impacted by the FAA’s involvement in Boeing’s production rates. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the future.

The strong demand for our aircraft, combined with elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the year ended December 31, 2025. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. Based on our views of the market and assumptions around our sales activity and interest rate environment, we expect to see a moderately-sized upward trajectory in lease yield through 2029, subject, however, to the uncertain impact that the trade policies and related tariff rates may have on demand for aircraft. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry have in the past and may in the future include some of our aircraft customers. Such events have resulted and may in the future result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of persistently elevated interest rates, inflation, tariffs, foreign currency risk, volatility in fuel costs, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although strong air traffic demand has provided a counterbalance to these increased costs.

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

Operations to Date

Current Fleet

The net book value of our fleet increased by 3.1% to $29.1 billion as of December 31, 2025 compared to $28.2 billion as of December 31, 2024. As of December 31, 2025, we owned 490 aircraft in our aircraft portfolio, comprised of 352 narrowbody aircraft and 138 widebody aircraft. As of December 31, 2025, the weighted average fleet age and weighted average remaining lease term of our fleet was 4.9 years and 7.2 years, respectively. We had a managed fleet of 45 aircraft as of December 31, 2025 compared to 60 as of December 31, 2024.

Geographic Diversification

Over 95% of our aircraft are operated internationally. The following table sets forth the dollar amount and percentage of our Rental of flight equipment revenues attributable to the respective geographical regions based on each airline’s principal place of business:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Europe	$1,038,463	38.7%	$944,637	38.0%	$769,407	31.1%
Asia Pacific	1,029,664	38.3%	1,004,202	40.4%	1,156,837	46.7%
The Middle East and Africa	240,329	9.0%	206,846	8.3%	262,554	10.6%
Central America, South America and Mexico	223,273	8.3%	189,919	7.6%	156,275	6.3%
U.S. and Canada	152,790	5.7%	142,351	5.7%	132,534	5.3%
Total	$2,684,519	100.0%	$2,487,955	100.0%	$2,477,607	100.0%

For the years ended December 31, 2025 and 2024, no individual country represented at least 10% of our rental revenue based on each airline’s principal place of business; however, for the year ended December 31, 2023, China was the only individual country that represented at least 10% of our rental revenue based on each airline’s principal place of business with rental revenues of $330.8 million.

For the years ended December 31, 2025, 2024, and 2023, no individual airline contributed more than 10% to our rental revenue.

The following table sets forth the regional concentration based on each airline’s principal place of business of our flight equipment subject to operating lease based on net book value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,356,104	39.1%	$11,653,668	41.4%
Asia Pacific	10,602,176	36.5%	10,077,621	35.8%
Central America, South America, and Mexico	3,114,662	10.7%	2,685,098	9.5%
The Middle East and Africa	2,254,646	7.8%	1,971,448	7.0%
U.S. and Canada	1,726,042	5.9%	1,782,631	6.3%
Total	$29,053,630	100.0%	$28,170,466	100.0%

The following table sets forth our top five lessees by net book value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Lessee	% of Total	Lessee	% of Total
Virgin Atlantic	6.1%	Virgin Atlantic	6.5%
Korean Air	6.0%	Air France-KLM Group	6.2%
Air France-KLM Group	5.9%	ITA	5.6%
Aeromexico	5.5%	Vietnam	4.6%
ITA	5.2%	Aeromexico	4.4%

At December 31, 2025 and 2024, we owned and managed leased aircraft to customers in the following regions based on each airline’s principal place of business:

	December 31, 2025		December 31, 2024
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	45	44.1%	51	44.0%
Asia Pacific	26	25.5%	32	27.6%
The Middle East and Africa	13	12.7%	14	12.1%
U.S. and Canada	10	9.8%	11	9.5%
Central America, South America and Mexico	8	7.9%	8	6.8%
Total	102	100.0%	116	100.0%

(1) A customer is an airline with its own operating certificate.

Our customer base is highly diversified, with an average customer concentration of approximately 1.1% of our fleet net book value as of December 31, 2025. We also have a globally diversified customer base with an average country concentration of approximately 2.0% of our fleet net book value as of December 31, 2025.

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

We are subject to certain restrictions on our business activities pursuant to the Merger Agreement, including our ability to place new orders for aircraft. See “Part I—Item 1A. Risk Factors—Risks Relating to the Merger” for more information.

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

We are subject to certain restrictions on our business activities pursuant to the Merger Agreement including restriction on our ability to sell more than $1.5 billion in aircraft in 2026. See “Part I—Item 1A. Risk Factors—Risks Relating to the Merger” for more information.

Aircraft Management Strategy

We supplement our core business model by providing fleet management services to third-party investors and owners of aircraft portfolios for a management fee. This allows us to better serve our airline customers and expand our existing airline customer base by providing additional leasing opportunities beyond our own aircraft portfolio, new order pipeline, and customer or regional concentration limits. As of December 31, 2025, we had a managed fleet of 45 aircraft.

Financing Strategy

We finance the purchase of aircraft and our business with available cash balances and internally generated funds, including through cash flows from our operating leases, aircraft sales and trading activity, and debt financings. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for most of our future aircraft deliveries. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Restrictions Under the Merger Agreement” for a discussion on certain restrictions on our financing strategy in place during the pendency of the Merger Agreement.

Insurance

We generally require our lessees to obtain insurance coverage that is customary in the air transportation industry, including comprehensive liability insurance, aircraft all-risk hull insurance, and war-risk insurance covering risks such as hijacking, terrorism, confiscation, expropriation, seizure, and nationalization. We generally require a certificate of insurance from the lessee’s insurance broker prior to delivery of an aircraft. Generally, all certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

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

Human Capital Resources

Culture and Values

We strive to conduct our business with integrity and in an honest and responsible manner and to build and maintain long-term, mutually beneficial relationships with our customers, suppliers, shareholders, employees and other stakeholders. We are also committed to fostering and cultivating a culture of inclusion. As of December 31, 2025, 39% of our employees are multicultural and 51% are female. Our values and priorities are further specified in our code of conduct and our ethics-related compliance policies, procedures, trainings, and programs. Ethical and inclusive behavior is strongly promoted by the management team and these values are reflected in our long-term strategy and our way of doing business.

Employees, Compensation and Benefits

Pay equity is central to our mission to attract and retain the best talent. Our compensation philosophy and reward structure are designed to compensate employees equitably and free of any bias. We demonstrate our commitment to pay equity by regularly reviewing our compensation practices for all our employees. Further, the health and wellness of our employees is a priority, and we offer employee benefits including a competitive compensation philosophy with comprehensive benchmarking analysis. Other benefits for which our employees in the United States, and to the extent practicable outside of the United States, are eligible for include but are not limited to: cash bonus programs, our long-term incentive plan, employee-funded 401(k) programs with company matching, education reimbursement, company-paid medical, dental and vision insurance, company-paid life insurance, reimbursement accounts and remote healthcare services among other health and wellness offerings. As of December 31, 2025, we had 160 full-time employees. None of our employees are represented by a union or collective bargaining agreements.

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
Information about our Executive Officers

Set forth below is certain information concerning each of our executive officers as of February 12, 2026, including his/her age and current position with us. All of our executive officers have been employed by us during the past five years.

Name	Age	Company Position
John L. Plueger	71	Chief Executive Officer, President and Director
Carol H. Forsyte	63	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Gregory B. Willis	47	Executive Vice President and Chief Financial Officer
Alex A. Khatibi	65	Executive Vice President, Marketing
Kishore Korde	52	Executive Vice President, Marketing
Grant A. Levy	63	Executive Vice President, Marketing and Commercial Affairs
John D. Poerschke	64	Executive Vice President of Aircraft Procurement and Specifications
David Beker	48	Executive Vice President, Marketing

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

Risk Factors Summary

Risks relating to the Merger
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
•the restrictions or prohibitions under certain covenants in the merger agreement during the pendency of the Merger that may impact our ability to pursue certain business opportunities, including alternatives to the Merger;
•the risk that our Class A common stock price may decline if the Merger is not consummated; and
•the risk that the Merger may involve unexpected costs, litigation, liabilities or delays, or the amount of costs, fees, expenses and charges relating to the Merger.

Risks relating to our capital requirements and debt financings
•our inability to obtain additional capital on favorable terms, or at all, to acquire aircraft from our orderbook, service our debt obligations and refinance maturing debt obligations, including as a result of the restrictions under the merger agreement on our ability to incur additional debt;
•any negative changes in our credit ratings may limit our ability to obtain financing or increase our borrowing costs; and
•the restrictions or prohibitions under certain covenants from our debt agreements.

Operational risks relating to our business
•our inability to generate sufficient returns on our aircraft investments through strategic aircraft acquisitions and profitable leasing;
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
•our inability to satisfy our aircraft acquisition commitments and/or complete our planned aircraft sales;
•our exposure to economic, legal and political risks with our lessees, including adverse events involving the regions in which these lessees operate;
•death, incapacity or departure of one of our key officers;
•the risk of cyber attack or interruption of our IT systems and the loss of information; and
•conflicts of interest between us and clients utilizing our fleet management services and our managed fleet investment partners.

Macroeconomic and global risks relating to our business
•increased tariffs and export and import restrictions on trade;
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors;
•the risk of decreased demand or oversupply of aircraft in the industry;
•volatility in fuel costs resulting in fluctuating demand for our aircraft; and
•changes in exchange rates of foreign currency in relation to the U.S. dollar could negatively impact our lessees’ ability to honor the terms of their leases.

Regulatory, tax and legal risks relating to our business
•changes in the domestic and international regulatory environment, including changes in tax laws and environmental regulations.

Risk factors relating to investment in our Class A common stock
•takeover risk;
•requirement from our bylaws to resolve most disputes between the company and stockholders exclusively through the Delaware Court of Chancery; and
•future offerings of debt or equity securities by us, future sales of our Class A common stock by our directors, executive officers or significant stockholders or the ability to pay dividends.

Risks relating to the Merger

Completion of the Merger is contingent upon satisfying various closing conditions, including approvals from government authorities and regulatory bodies, as well as other factors that may result in uncertainty. There can be no assurances regarding the timing or likelihood of completion. Failure to complete the Merger could have an adverse effect on our Class A common stock price, operating results, and financial condition.

The proposed Merger is subject to several customary conditions including without limitation, (i) the expiration or termination of the waiting period applicable to the Merger and the other transactions contemplated thereby (including the Orderbook Transfer (as defined in the Merger Agreement)) under certain non-U.S. antitrust and competition laws, and the receipt of approval of the Committee on Foreign Investment in the United States under the Defense Production Act and under certain non-U.S. investment laws, (ii) the absence of any applicable law, judgment, or other legal restraint or prohibition or binding order or determination by any governmental entity that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications), (iv) each party’s performance in all material respects of its obligations under the Merger Agreement and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement.

While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. Satisfaction of the closing conditions may delay the consummation of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement (and subject to certain extensions of the end date specified in the Merger Agreement), we will not be obligated to complete the Merger.

The Merger Agreement contains specified termination rights for each of the parties. Upon termination of the agreement under certain conditions, we must pay Parent a $225.0 million termination fee. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. For these and other reasons, a failed Merger may have an adverse impact on our business, operating results, or financial condition. Additionally, the price of our Class A common stock may decline since the current valuation anticipates successful completion of the Merger.

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
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in us;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity;
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

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets (including our ability to place new orders for aircraft), dispose of our assets (including restriction on our ability to sell more than $1.5 billion in aircraft in 2026), enter into or materially modify certain contracts, repurchase, adjust the terms of or issue securities (including preferred stock and any shares of our Class A common stock), pay dividends (subject to limited exceptions, including payment of regular quarterly cash dividends in accordance with past practice and payment of preferred stock dividends as required by the applicable certificate of designation), make certain capital expenditures, settle certain legal actions, take certain actions relating to intellectual property, take certain action related to employee benefit plans, amend our organizational documents and incur additional indebtedness (subject to certain exceptions as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Restrictions Under the Merger Agreement”), in each case without Parent’s prior written consent which shall not be unreasonably withheld, conditioned or delayed. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

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

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger. We must pay all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Lawsuits have been filed and additional lawsuits may be filed, in connection with the Merger, which could delay or prevent completion of the Merger and/or result in substantial costs.

As described in “Part I—Item 3. Legal Proceedings” below, a number of lawsuits related to the Merger were filed by purported Class A common stockholders, and additional lawsuits may be filed against us and our directors and officers in the future. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any litigation cannot be assured. Additionally, the amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

Risks relating to our capital requirements and debt financings

We will require significant capital to refinance our outstanding indebtedness and to acquire aircraft; our inability to make our debt payments and obtain incremental capital may have a material adverse effect on our business.

We and our subsidiaries have a significant amount of indebtedness. As of December 31, 2025, our total consolidated indebtedness, net of discounts and issuance costs, was approximately $19.7 billion and our interest payments were approximately $915.8 million for the year ended December 31, 2025. We expect these amounts to grow as we acquire more aircraft. Our level of debt could have important consequences, including making it more difficult for us to satisfy our debt payment obligations and requiring a substantial portion of our cash flows to be dedicated to debt service payments; limiting our ability to obtain additional financing; increasing our vulnerability to negative economic and industry conditions; increasing our interest rate risk; and limiting our flexibility in planning for and reacting to changes in our industry.

Growing our fleet will require us to obtain substantial capital through additional financing, which may not be available to us on favorable terms or at all. As of December 31, 2025, we had 218 new aircraft on order with an estimated aggregate commitment of approximately $12.6 billion. In addition to utilizing cash flow from operations to meet these commitments and to maintain an adequate level of unrestricted cash, we will need to raise additional funds by accessing committed debt facilities, securing additional financing from banks or through capital markets offerings. We also need to maintain access to the capital and credit markets and other sources of financing in order to repay or refinance our outstanding debt obligations.

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

Our long-term debt financing strategy is focused on raising primarily unsecured debt in the global bank and investment grade capital markets, however, pursuant to the Merger Agreement, from September 1, 2025 to May 1, 2026, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities or our commercial paper program without Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed). Pursuant to the terms of the Merger Agreement (i) if the Merger has not closed by May 1, 2026 then, during the three-month period commencing on such date, we are permitted to incur additional indebtedness in an aggregate principal amount of up to $2.0 billion in the form of secured or unsecured, investment grade bank term loans and (ii) if the Merger has not closed by July 1, 2026, we may also issue or incur up to $2.0 billion in additional indebtedness in the form of secured or unsecured investment grade bank term loans or unsecured investment grade debt securities, with capacity to incur an aggregate principal amount of up to $2.0 billion in additional indebtedness after the end of each three month period thereafter, subject to additional conditions and restrictions contained in the Merger

Agreement. The Merger Agreement also restricts our ability to issue additional shares of preferred stock without the Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed).

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

We finance our business through a combination of short-term and long-term debt financings predominantly at fixed rate. As of December 31, 2025, we had $15.3 billion of fixed rate debt and $4.6 billion of floating rate debt outstanding. Further, we have outstanding preferred stock with an aggregate stated amount of $900.0 million that currently pays dividends at a fixed rate, but the dividend rate is subject to reset every five years based on the then current 5-year U.S. treasury rate. Any increase in our cost of borrowing directly impacts our net income. A shift in monetary policy in the United States and other countries beginning in 2022 resulted in rapid interest rate increases over a relatively short period of time and many are predicting that rates may remain elevated despite rate cuts in late 2024 and 2025 by the Federal Reserve Open Market Committee (“FOMC”). Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in U.S. Treasury rates and SOFR, as applicable, changes in credit spreads, and the duration of the debt being issued. Increased interest rates prevailing in the market at the time of our incurrence of new debt will also increase our interest expense.

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

Some of the agreements governing our indebtedness contain financial and non-financial covenants. Most of our credit facilities require us to comply with certain financial maintenance covenants (measured at the end of each quarter) including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. Complying with such covenants may at times necessitate that we forego other opportunities, including incurring additional indebtedness, declaring or paying certain dividends and distributions or entering into certain transactions, investments, acquisitions, loans, guarantees or advances. Moreover, our failure to comply with any of these covenants could constitute a default and could accelerate some, if not all, of the indebtedness outstanding under such agreements and could create cross-defaults under other debt agreements, which would have a negative effect on our business and our ability to continue as a going concern. In addition, for our secured debt, if we are unable to repay such indebtedness when due and payable, the lenders under our secured debt could proceed against, among other things, the aircraft or other assets securing such indebtedness. As the result of the existence of these financial and non-financial covenants and our need to comply with them, the flexibility we have to operate our business may be limited.

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

As of December 31, 2025, we had entered into binding purchase commitments to acquire a total of 218 new aircraft for delivery through 2031. If we are unable to complete the purchase of such aircraft, we would face several risks, including forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments; not realizing any of the benefits of completing the acquisitions; damage to our reputation and relationship with aircraft manufacturers; and defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees. If we determine that the capital required to satisfy these commitments is not available on terms we deem attractive, we may eliminate or reduce any then-existing dividend program to preserve capital to apply to such commitments. These risks, whether financial or reputational, would negatively affect our ability to further grow our fleet and net income.

Failure to complete our planned aircraft sales could affect our net income and may lead us to use alternative sources of liquidity.

Proceeds from aircraft sales in our owned portfolio help supplement our liquidity position, contribute to our net income and improve our debt-to-equity ratio. Our inability to complete the sales of such aircraft on the timeline anticipated, or at all, could impact our net income and may lead us to use alternative sources of liquidity to fund our operations such as additional capital markets issuances or borrowings under our credit facilities.

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

There have been well-publicized delivery delays by airframe and engine manufacturers. For example, for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing. Recent events, including the Boeing labor strike and the FAA’s increased oversight of Boeing’s quality control procedures and constraints placed on 737 MAX program production have resulted in delivery delays. Our Airbus deliveries may also be impacted by the residual effects of the Boeing labor strike on the broader aviation supply chain. In addition, the ongoing impact from Pratt & Whitney GTF engine manufacturing flaws is resulting in accelerated engine removal and incremental shop visits, which have resulted and may continue to result in delivery delays of these engines for new aircraft. Because of these delays, we have agreed to revised contractual delivery dates for our Airbus and Boeing aircraft. As of the date of this filing, Airbus and Boeing have generally met the revised delivery dates, and when delayed, the delays have been generally one or two months. However, going forward, delivery delays beyond the revised delivery dates could increase as to the number of aircraft delayed and/or the length of delays. Our leases and purchase agreements with Airbus and Boeing typically provide for cancellation rights starting at one year after the contractual delivery date, regardless of cause. If there are delivery delays greater than one year for aircraft that we have made future lease commitments, some or all of our affected lessees could elect to cancel their lease with respect to such delayed aircraft. Any such cancellation could strain our relationship with such lessee going forward and would negatively affect our business.

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

Our fleet, as well as the aircraft that we have on order, have exposure to a decline in customer demand or obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types, including: the introduction of superior aircraft or technology, such as new airframes or engines with higher fuel efficiency or maintenance reliability; the entrance of new manufacturers which could offer aircraft that are more attractive to our target lessees, including manufacturers of alternative technology aircraft; the advent of alternative transportation technologies which could make travel by air less desirable; government regulations, including those limiting noise and emissions and the age of aircraft operating in a jurisdiction; the costs of operating an aircraft, including maintenance which increases with aircraft age; and compliance with airworthiness directives. Obsolescence of certain aircraft may also trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

The demand for our aircraft is also affected by other factors outside of our control, including: air passenger demand; air cargo demand; air travel restrictions; airline financial health; changes in fuel costs, interest rates, foreign currency, potential tariffs, inflation and general economic conditions; technical or maintenance problems or costs associated with a particular aircraft or engine model; airport and air traffic control infrastructure constraints; and the availability and cost of financing.

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

From time to time, aircraft values and lease rates have experienced declines due to a variety of factors outside of our control. These factors may impact the aviation industry as a whole or may be more specific to certain types of aircraft in our fleet. For example, the effects of pandemic related travel restrictions, as well as, groundings and aircraft production delays, have each impacted and may continue to impact lease rates or our ability to lease certain aircraft in our fleet or orderbook. Other factors include, but are not limited to: manufacturer production levels and technological innovation; the number of airlines operating the aircraft; our lessees’ failure to maintain our aircraft, including as a result of increases in maintenance costs for aircraft and engines seen during 2025 which we expect will continue in 2026; the impact of decisions by the regulatory authority under which the aircraft is operated and any applicable airworthiness directives, service bulletins or other regulatory action that could prevent or limit utilization of the aircraft. As a result of these factors, our earnings and cash flows may be impacted by any decrease in the value of aircraft that we own or acquire or decrease in market rates for leases for these aircraft.

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

If we were to record an impairment charge on aircraft, or if we were to dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it would reduce our total assets and stockholders’ equity and increase our debt-to-equity ratio. For example, during the year ended December 31, 2022, we recognized a net loss from asset write-offs of our interest in owned and managed aircraft detained in Russia as a result of the Russia-Ukraine conflict totaling approximately $771.5 million. Depending on the size of the impairment, a reduction in our stockholders’ equity may negatively impact our assigned credit rating from ratings agencies or our ability to comply with financial maintenance covenants in certain of our agreements governing our indebtedness. If we are unable to comply with financial maintenance covenants, it could result in an event of default under such agreements. For these reasons, our financial results may be impacted.

We have concentrated customer exposure and economic, legal and political risks associated with these lessees, including adverse events involving the regions in which these lessees operate may have an adverse effect on our financial condition.

Through our lessees and the countries in which they operate, we are exposed to the specific economic, legal and political conditions and associated risks of those jurisdictions. As of December 31, 2025, we had concentrated customer exposure with our top five lessees by net book value, listed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet” and we also had approximately 7.7% and 0.8% of our aircraft by net book value on lease to lessees located in Taiwan and China, respectively. The concentration of our aircraft in the regions in which these lessees operate exposes us to economic, legal and political conditions in these regions, as well as changes in government relations between any of these regions and the U.S., including trade disputes and trade barriers. Our customer base is highly diversified, with an average customer concentration and average country concentration of approximately 1.1% and 2.0% of our fleet net book value as of December 31, 2025, respectively. Risks related to concentrated exposure include economic recessions, financial, public health and political emergencies, burdensome local regulations, trade disputes, and increased risks of requisition of our aircraft and risks of wide-ranging sanctions prohibiting us from leasing flight equipment in certain jurisdictions. An adverse economic, legal or political event in or related to these regions, or deterioration of government relations between the U.S. and these regions, could affect the ability of these lessees to meet their obligations to us, or expose us to various legal or political risks, which could have an adverse effect on our financial condition.

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

We may agree to deferrals, restructurings and terminations in the ordinary course of our business. For example, during the COVID-19 pandemic, a majority of our lessees received lease deferrals or other accommodations. If a lessee delays, reduces, or fails to make lease payments when due and if we are unable to agree on a lease payment deferral or lease restructuring and we elect to terminate the lease, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft promptly and at favorable rates, if at all. While deferrals generally shift the timing of payments to a later period, restructurings and terminations generally permanently reduce our lease revenue. If we perform a significant number of restructurings and terminations, the associated reduction in lease revenue could materially and adversely affect our financial results and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings, may result in lost revenues and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Some of our lessees have defaulted on their lease obligations or filed for bankruptcy or otherwise sought protection from creditors (collectively referred to as “bankruptcy”). One of our lessees is subject to bankruptcy proceedings as of February 12, 2026 and lessee bankruptcies may increase in the future. Based on historical rates of airline defaults and bankruptcies, we expect that we will experience additional lessee defaults and bankruptcies in the ordinary course of our business.

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

Even where we, or our lessees, have insurance, we or they may face difficulties in recovering losses under such policies. Disputes with insurers over the extent of coverage are common and insurance claims may take years to fully resolve and we, or our lessees, may not ultimately be successful in recovering losses under insurance policies. Pursuing insurance claims may also require us to incur legal, regulatory and other enforcement costs for which we may not be entitled to reimbursement. For example, we and certain of our subsidiaries submitted insurance claims to recover losses relating to aircraft detained in Russia, and certain of such claims remain outstanding and subject to litigation.

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

Plueger, our Chief Executive Officer and President; and our other senior officers, each of whose services are critical to the success of our business strategies. We do not have employment agreements with Mr. Plueger and our other senior officers for their services at Air Lease Corporation, although one of our Irish subsidiaries has limited duration employment agreements under which Mr. Plueger and certain of our other senior officers may terminate their employment at any time. If we were to lose the services of any of the members of our senior management team, it may negatively impact our business.

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

Macroeconomic and global risks relating to our business

Events outside of our control, including the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors, may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, or our operations and may ultimately impact our business.

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

Air travel has also been disrupted by the occurrence of natural disasters and other natural phenomena, such as extreme weather conditions, floods, fires, hurricanes, earthquakes, and volcanic eruptions. Disruptions due to natural disasters may become more frequent or severe.

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

Export and import restrictions and tariffs may impact where we can place and deliver our aircraft and negatively impact our ability to execute on our long-term strategy.

Existing export restrictions impact where we can place and deliver our aircraft. New export restrictions, including those implemented quickly or as a result of geopolitical events, may impact where we can place and deliver our aircraft or the ability of our lessees to operate our aircraft in certain jurisdictions, which may negatively impact our earnings and cash flows. For example, in early 2022, in connection with the ongoing conflict between Russia and Ukraine, the United States, European Union, United Kingdom and others imposed economic sanctions and export controls against certain industry sectors and parties in Russia. These sanctions include closures of airspace for aircraft operated by Russian airlines, bans on the leasing or sale of aircraft to Russian controlled entities, bans on the export and re-export of aircraft and aircraft components to Russian controlled entities or for use in Russia, and corresponding prohibitions on providing technical assistance, brokering services, insurance and reinsurance, as well as financing or financial assistance. While we terminated all of our leasing activities in Russia in March 2022, these sanctions and export controls continue to place restrictions on where and how certain of our lessees can operate aircraft they lease from us. In addition, import restrictions could impact the costs of aircraft manufactured in the United States and the ability to lease certain aircraft in the United States. On May 1, 2025, the U.S. Department of Commerce initiated an investigation into the effects on national security of imports of commercial aircraft and jet engines. It is unclear what the outcome of this investigation will be and what impact, if any, it will have on the aviation sector.

Tariffs can also impact our ability to place and deliver aircraft. Without the continuation of industry wide exemptions, tariffs could result in higher costs for certain imported aircraft that an airline may not be willing to assume. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of aircraft. Our lessees are generally obligated to pay such tariffs to customs authorities. If lessees are unwilling or unable to assume such costs, it could have an adverse impact on demand for commercial aircraft or result in lease cancellations for those of our customers whose aircraft delivery has been delayed by over one year and who hold lease cancellation rights. Additionally, tariffs are likely to also increase aircraft acquisition costs and the costs of components and materials that we purchase, both for existing aircraft in our orderbook and future aircraft orders. More broadly, the impact of such tariffs or uncertainty as a result of such tariffs, is likely to have near term negative impact on the global economy and may serve to reduce demand for air travel which could negatively impact our business.

Changes to tariff policy in the U.S. and the reaction from the U.S.’s trading partners has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. In April 2025, the U.S. imposed baseline tariffs on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits, while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods; however, aircraft and aircraft parts were generally exempted. On January 29, 2026, the U.S. administration threatened to impose a 50% tariff on Canadian manufactured aircraft imported into the U.S. As of the date of this filing, such threats have not resulted in the imposition of additional tariffs. We currently have four aircraft placed for delivery from our orderbook that would subject to such additional tariff if implemented.

In August and September, 2025, the U.S. government implemented trade frameworks with the European Union (the “E.U.”), the United Kingdom (the “U.K.”) and Japan that allow for the importation of aircraft and aircraft parts into the US duty free. Generally, Boeing aircraft manufactured in the U.S. and delivered to customers in other countries may be subject to tariffs; however, the trade framework with the E.U. the U.K. and Japan preserves the zero tariff regime on Boeing and Airbus aircraft and parts imported into the U.S. and the E.U., the U.K. and Japan, respectively. As of the date of this filing, we had no aircraft placed for delivery from our orderbook that are expected to be subject to existing tariffs. As of December 31, 2025, approximately 0.8% of our aircraft by net book value are on lease to lessees located in China, and we do not have any scheduled future aircraft deliveries to Chinese airline customers.

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

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel expenses. For the year ended December 31, 2025, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Regulatory, tax and legal risks relating to our business

Income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.

We operate in multiple jurisdictions, the income and other tax regimes of which may be unsettled and subject to change. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, because our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in such states or foreign jurisdictions, which may result in our being subject to various foreign, state and local taxes in such jurisdictions. Further, any changes in tax laws in any of the jurisdictions in which we are subject to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate. To the extent any such changes occur within the United States, whether under U.S. federal, state or local tax law, we may be disproportionately impacted as compared to our competitor aircraft lessors. For example, certain provisions of the Tax Cuts and Jobs Act that phased into effect in 2022 and were subsequently modified by recent legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “Act”) limit our ability to deduct interest expense from taxable income in future financial statements. Also, the Inflation Reduction Act of 2022 added, among other things, a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on the net amount of certain stock repurchases by domestic public corporations. Further, the Act enacted additional changes to the U.S. tax law, including modifications to limitations on deductions for interest expense and accelerated fixed asset depreciation that impacted us starting in 2025. Our tax obligations and effective tax rate could also increase as a result of international tax developments, including the implementation of the base erosion and profit shifting (“BEPS”) project that was led by the Organization for Economic Cooperation and Development (“OECD”), a coalition of member countries. The OECD recommended changes to numerous long-standing tax principles, including the implementation of a minimum global effective tax rate of 15%. A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of these rules. We continue to monitor developments and evaluate the impacts of these new rules, including on our effective tax rates and our eligibility to qualify for transition and safe harbor rules. It is possible that these changes, or other tax law changes or interpretations, could increase our compliance costs or future tax liabilities, or otherwise adversely affect our financial results.

Environmental regulations, fees, taxes and reporting, and other concerns may negatively affect demand for our aircraft, reduce travel and ultimately impact the operating results of our customers.

The airline industry is subject to increasingly stringent and evolving environmental laws, regulations, fees, taxes and reporting of air emissions, water surface and subsurface discharges, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other regulations affecting aircraft operations. Governmental regulations and reporting regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. These regulations, as well as the potential for new and more stringent regulations, could limit the economic life of aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant. Further, compliance with current or future regulations, fees, taxes and reporting imposed to address environmental concerns could cause our lessees to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us.

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

Laws, regulations and other obligations (including applicable guidance, industry standards, external and internal privacy and security policies and contractual requirements) relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal, disclosure, security and use) of personal data. The interpretation and application of many existing privacy and data protection laws and regulations in the U.S. (including the California Consumer Privacy Act, as amended (“CCPA”)), Europe (including the E.U.’s General Data Protection Regulation) and elsewhere impose stringent obligations on processing personal data and impose significant fines. For example, the CCPA, which applies to business representative and other types of personal data of California residents, provides for civil penalties and allows private litigants affected by certain data breaches to recover significant statutory damages. Additionally, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties (including class action claims), costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), or mass arbitration demands, penalties and fines, require us to change our business practices or cause business interruptions and may lead to administrative, civil, or criminal liability.

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

We may obtain financing or further increase our capital resources by issuing additional shares of Class A common stock, or additional series of preferred stock, or offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, or new convertible or preferred securities. Issuing additional shares of Class A common stock or other equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock. Upon liquidation, holders of our debt securities, our outstanding preferred stock, and any new series of preferred stock, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our Class A common stock. Our outstanding preferred stock have preferences with respect to liquidating distributions and dividend payments which limit our ability to pay dividends to our Class A common stockholders, subject to certain conditions. Any new series of preferred stock could have similar or different preferences. Our decision to issue securities in the future will depend on market conditions and we cannot predict the amount, timing or nature of such issuances, which could be dilutive to Class A stockholders and reduce the market price of our Class A common stock. We are subject to certain restrictions on our business activities pursuant to the Merger Agreement, including restrictions on our ability to issue additional debt and equity. See “Part I—Item 1A. Risk Factors—Risks Relating to the Merger” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Restrictions Under the Merger Agreement for more information.

We may not be able to continue, or may elect to discontinue, paying dividends which may adversely affect our stock price.

Current dividends may not be indicative of future dividends, and our ability to continue to pay or increase dividends to our shareholders is subject to our board of director’s discretion and depends on: our ability to comply with covenants imposed by our financing agreements and our outstanding preferred stock that limit our ability to pay dividends and make certain restricted payments; difficulties in raising additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term debt before it matures; our ability to negotiate favorable lease rates and other contractual terms; demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of aircraft investments, principal repayments and other capital needs; the value of our fleet; our results of operations and general business conditions; legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. In the future we may elect not to pay dividends, be unable to pay dividends or maintain or increase our current level of dividends, which may negatively affect our stock price. We are subject to certain restrictions on our business activities pursuant to the Merger Agreement, including restrictions on our ability to pay dividends (subject to limited exceptions, including payment of regular quarterly cash dividends in accordance with past practice and payment of preferred stock dividends as required by the applicable certificate of designation). See “Part I—Item 1A. Risk Factors—Risks Relating to the Merger” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Restrictions Under the Merger Agreement for more information.

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

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2025, we owned 490 aircraft, comprised of 352 narrowbody aircraft and 138 widebody aircraft. Our fleet has a weighted average age of 4.9 years.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of our owned aircraft as of December 31, 2025, updated through February 12, 2026:

Aircraft Type	2026	2027	2028	2029	2030	Thereafter	Total
Airbus A220-100	—	—	—	—	—	8	8
Airbus A220-300	—	2	—	—	—	31	33
Airbus A320-200	2	1	—	1	—	13	17
Airbus A320-200neo	—	3	4	3	3	10	23
Airbus A321-200	1	3	6	5	2	—	17
Airbus A321-200neo	1	6	6	10	8	78	109
Airbus A330-200(1)	—	—	3	6	—	4	13
Airbus A330-300	—	1	1	1	1	1	5
Airbus A330-900neo	—	—	—	1	—	27	28
Airbus A350-900	—	—	—	—	—	17	17
Airbus A350-1000	—	—	—	—	—	8	8
Boeing 737-800	5	8	10	6	2	7	38
Boeing 737-8 MAX	—	4	4	1	9	53	71
Boeing 737-9 MAX	—	—	—	1	2	32	35
Boeing 777-200ER	—	1	—	—	—	—	1
Boeing 777-300ER	—	1	5	2	6	9	23
Boeing 787-9	1	—	3	4	3	15	26
Boeing 787-10	—	—	—	—	—	17	17
Embraer E190	—	—	—	—	1	—	1
Total(2)	10	30	42	41	37	330	490

(1) As of December 31, 2025 and 2024, aircraft count includes three and two Airbus A330-200 aircraft classified as freighters, respectively.
(2) As of December 31, 2025 and 2024, our owned fleet count included 12 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.

Commitments

As of December 31, 2025, we had contractual commitments to acquire a total of 218 new aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $12.6 billion as shown in the following tables. The tables are subject to change based on Airbus and Boeing delivery delays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	2026	2027	2028	2029	2030	Thereafter	Total
Airbus A220-100/300	3	8	14	8	—	—	33
Airbus A320/321neo(1)	20	38	34	34	—	—	126
Airbus A330-900neo	1	—	—	—	—	—	1
Boeing 737-8/9 MAX	23	21	2	—	—	5	51
Boeing 787-9/10	6	1	—	—	—	—	7
Total(2)(3)	53	68	50	42	—	5	218

(1) Our Airbus A320/321neo aircraft orders include 13 long-range variants and 48 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.
(3) See section entitled “Proposed Merger” under “Part I—Item 1. Business” above for more information on the Orderbook Transfer and its impact on aircraft that deliver after the effective time of the Merger.

New Aircraft Placements

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft to be delivered as of December 31, 2025, along with the lease placements of such aircraft as of February 12, 2026. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types but have not meaningfully increased production because of several factors, including ongoing supply chain constraints and other production issues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Fleet—Aircraft Delivery Delays” for more information.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2026	53	53	100.0%
2027	67	68	98.5%
2028	20	50	40.0%
2029	—	42	—%
2030	—	—	—%
Thereafter	—	5	—%
Total(1)	140	218	64.2%

(1) See section entitled “Proposed Merger” under “Part I—Item 1. Business” above for more information on the Orderbook Transfer and its impact on future committed fleet rentals for aircraft that deliver after the effective time of the Merger.

Our lease commitments for all aircraft to be delivered in 2026 are binding leases. Our lease commitments for aircraft to be delivered in 2027 are comprised of 63 binding leases and four non-binding letters of intent. Our lease commitments for all aircraft to be delivered in 2028 are binding leases. While our management’s historical experience is that non-binding letters of intent for aircraft leases generally lead to binding contracts, we cannot be certain that we will ultimately execute binding agreements for all or any of the letters of intent. While we actively seek lease placements for all aircraft in our orderbook, in making our lease placement decisions, we also take into consideration the anticipated growth in the aircraft leasing market and anticipated improvements in lease rates, which could lead us to determine that entering into particular lease arrangements at a later date would be more beneficial to us.

Facilities

We lease our principal executive office at 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067, USA. We also lease an office in Hong Kong and own our office in Dublin, Ireland. We believe our current facilities are adequate for our current needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On September 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company), an Irish private limited company (“Parent”), and Takeoff Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things and subject to the conditions contained in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent (the “Merger”). Parent is a new holding company established by Sumitomo Corporation, a Japanese corporation, SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland, affiliates of Apollo Capital Management, L.P. and affiliates of Brookfield Asset Management Ltd. (collectively, the “Equity Investors”).

On October 15, 2025, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) a preliminary proxy statement on Schedule 14A (the “Preliminary Proxy Statement”) in connection with the special meeting of the Company’s Class A common stockholders held on December 18, 2025 (the “Special Meeting”) to, among other things, adopt and approve the Merger Agreement. On November 4, 2025, the Company filed with the SEC a definitive proxy statement on Schedule 14A (the “Definitive Proxy Statement”).

On November 12, 2025, a purported Class A common stockholder of the Company (the “Delaware Plaintiff”) filed a lawsuit against the Company and each member of the Company’s Board of Directors in the Court of Chancery in the State of Delaware (the “Delaware Complaint”). The Delaware Complaint, captioned Bingham v. Air Lease Corp., C.A. No. 2025-1308-BWD (Del. Ch. 2025), asserted claims under Delaware law for breach of fiduciary duties against each member of the Company’s Board of Directors related to alleged materially misleading and/or incomplete disclosures in the Definitive Proxy Statement concerning the Company’s financial projections, the analyses conducted by J.P. Morgan, discussions about post-transaction employment and prior representations by the Company’s legal advisor of Brookfield. The Delaware Plaintiff also sought a preliminary injunction to prevent the Company from proceeding with holding the Class A common stockholder vote on the Merger Agreement at the Special Meeting.

On November 24, 2025, two purported Class A common stockholders of the Company filed separate lawsuits against the Company and each member of the Company’s Board of Directors in the Supreme Court of the State of New York in New York County (the “New York Complaints” and together with the Delaware Complaint, the “Complaints”). The New York Complaints, captioned Williams v. Air Lease Corp., No. 659969/2025 (N.Y. Sup. Ct. 2025) and Thomas v. Air Lease Corp., No. 659966/2025 (N.Y. Sup. Ct. 2025), respectively, each asserted claims under New York common law for negligent misrepresentation and concealment and general negligence, concerning the Definitive Proxy Statement, including allegedly misleading and/or incomplete disclosures concerning the Company’s financial projections, the analyses conducted by J.P. Morgan, discussions about post-transaction employment and concurrent representations by the Company’s financial advisor and its affiliates of Apollo and its affiliates. The New York Complaints also sought to enjoin the Merger until supplemental disclosures to the Definitive Proxy Statement were made.

In addition, subsequent to the Preliminary Proxy Statement filing, the Company also received eleven demand letters from counsel representing purported Class A common stockholders of the Company. These demand letters alleged that the Preliminary Proxy Statement or the Definitive Proxy Statement violated applicable federal or state law and contained materially misleading and/or incomplete disclosures concerning, among other things, the Company’s financial projections, the analyses conducted by the Company’s financial advisors, the personal or business relationships between the directors and executives of the Company and those of the Equity Investors and the prior representations by the Company’s legal advisor of Brookfield. These demand letters requested that the Company issue supplemental disclosures to the Definitive Proxy Statement.

In order to reduce the risk of the Complaints delaying the Special Meeting or the closing of the Merger, and to minimize the nuisance and expense of defending against any litigation, and without admitting any liability or wrongdoing, on November 28, 2025, the Company filed a Current Report on Form 8-K to update and supplement the Definitive Proxy Statement with additional disclosures relating to the Merger (the “Supplemental Disclosures”). Thereafter, the attorneys representing the Class A common stockholders who filed the Complaints acknowledged that the Supplemental Disclosures mooted the claims raised in the Complaints in their entirety and confirmed that they will seek a mootness fee in connection with the Supplemental Disclosures. The Delaware Complaint was voluntarily dismissed pending such mootness fee demand, while the New York Complaints will remain pending as the mootness fee demand is resolved. The Company continues to believe that the disclosures in the Definitive Proxy Statement comply fully with all applicable laws, and denies the allegations in the Complaints described above and believes they are without merit. Nevertheless, resolution of these matters may involve payments by the Company to the Class A common stockholders’ attorneys that filed the Complaints and/or submitted the demand letters.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the symbol “AL” since April 19, 2011. Prior to that time, there was no public market for the Company’s stock. As of December 31, 2025, there were 112,035,408 shares of Class A common stock outstanding. As of February 3, 2026, shares of the Company’s Class A common stock outstanding were held by approximately 44 holders of record.

Dividends

The following table sets forth the dividends declared on the Company’s outstanding Class A common stock for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Dividends declared per share	$0.88	$0.85	$0.81

The board of directors approved quarterly cash dividends on the Company’s outstanding Class A common stock in 2025. Under the terms of the Merger Agreement, the Company is subject to certain customary operating covenants prior to the Effective Time, including restrictions on paying dividends. However, the Company is permitted to continue paying regular quarterly cash dividends of up to $0.22 per share of Class A common stock. On February 10, 2026, the Company’s board of directors approved a quarterly cash dividend of $0.22 per share on the Company’s outstanding Class A common stock. The dividend will be paid on April 7, 2026 to holders of record of Class A common stock as of March 2, 2026.

Performance Graph

The graph below compares the 5-year cumulative return of the Company’s Class A common stock, the S&P SmallCap 600 Index and the Company’s 2025 custom benchmark group, which remained unchanged from its 2024 custom benchmark group. Due to the lack of other publicly traded, stand-alone aircraft leasing companies, the Company is utilizing the custom benchmarking group included in the Company’s annual proxy statements for its current and future performance graphs. This custom benchmarking group reflects companies with similar characteristics to the Company’s business, including exposure to real assets, dependence on a highly skilled management team, credit exposure/underwriting expertise, and significant capital investments. The custom benchmarking group investments are weighted by market capitalization as of December 31, 2020, and adjusted monthly.

An investment of $100, with reinvestment of all dividends, is assumed to have been made in our Class A common stock, the 2025 custom benchmarking group and S&P SmallCap 600 Index on December 31, 2020, and the relative performance of each is tracked through December 31, 2025. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2025
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

Pursuant to the Merger Agreement, subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Class A common stock of the Company (the “Common Stock”) (other than (i) any Dissenting Shares (as defined in the Merger Agreement) and (ii) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement), will be converted into the right to receive $65.00 in cash, without interest. Pursuant to the Merger Agreement, at the Effective Time, each share of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) and 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”) of the Company issued and outstanding immediately prior to the Effective Time will remain outstanding and will be deemed to be a share of preferred stock of the surviving corporation with the same rights, powers, privileges and voting powers, and restrictions and limitations thereof applicable to such series of preferred stock. On December 18, 2025, the Company’s Class A common stockholders approved and adopted the Merger Agreement at a special meeting of stockholders. The Merger Agreement also requires the Company to enter into required documentation in order to novate or otherwise transfer, effective immediately after the Effective Time, the OEM Contracts (as defined in the Merger Agreement) comprising the Company’s orderbook to SMBC AC. As a result, leases related to aircraft that deliver from the Company’s orderbook after the Effective Time, including any contracted future minimum rental payments, are also expected to be transferred to SMBC AC.

The Company currently anticipates that the Merger will close in the first half of calendar year 2026, subject to the satisfaction or waiver of the customary closing conditions. We currently operate, and until completion of the Merger will continue to operate, independently of Parent. See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Item 1.01 of our Current Report on Form 8-K filed with the SEC on September 2, 2025 for additional information regarding the proposed Merger.

2025 Summary

During the year ended December 31, 2025, we purchased 49 new aircraft from Airbus and Boeing and sold 48 aircraft. We ended the year with a total of 490 aircraft in our owned fleet. The net book value of our fleet1 grew by 3.1% to $29.1 billion as of December 31, 2025 compared to $28.2 billion as of December 31, 2024. The weighted average age of our fleet was 4.9 years and the weighted average lease term remaining was 7.2 years as of December 31, 2025. Our managed fleet was comprised of 45 aircraft as of December 31, 2025 compared to 60 aircraft as of December 31, 2024. We have a globally diversified customer base comprised of 102 airlines in 53 countries as of December 31, 2025. We continued to maintain a strong lease utilization rate of 100% for the year ended December 31, 2025.

As of December 31, 2025, we had commitments to purchase 218 aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment of $12.6 billion. We have placed 99% and 82% of our orderbook on long-term leases for aircraft delivering through the end of 2027 and 2028, respectively, and have placed approximately 64% of our entire orderbook through 2031. We ended 2025 with $28.9 billion in committed minimum future rental payments, consisting of $19.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $9.3 billion in minimum future rental payments related to aircraft which will deliver from 2026 through 2031.

Our total revenues for the year ended December 31, 2025 increased by 10.3% to $3.0 billion as compared to 2024. The increase is primarily due to the continued growth in our fleet by net book value, an increase in our portfolio lease yield as well as an increase in our aircraft sales activity. During the year ended December 31, 2025, we recognized $244.4 million in gains from the sale of 48 aircraft, compared to $169.7 million in gains from the sale of 39 aircraft for the year ended December 31, 2024.

We finance the purchase of aircraft and our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. Our long-term debt financing strategy is focused on raising primarily unsecured debt in the global bank and investment grade capital markets, with limited utilization of government guaranteed export credit or other forms of secured financing, however, pursuant to the Merger Agreement, from September 1, 2025 to May 1, 2026, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities and our commercial paper program without Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed). We ended 2025 with available liquidity of $7.5 billion, which was comprised of unrestricted cash of $466.4 million and approximately $7.0 billion in undrawn balances under our unsecured revolving credit facility, net of $1.4 billion in commercial paper borrowings. As of December 31, 2025, we had total debt outstanding of $19.9 billion, of which 76.8% was at a fixed rate and 97.5% was unsecured, and in the aggregate, our composite cost of funds was 4.15%.

Our net income attributable to common stockholders for the year ended December 31, 2025, was $1.0 billion, or $9.29 per diluted share, as compared to $372.1 million, or $3.33 per diluted share, for the year ended December 31, 2024. The increase from the prior year period is primarily due to a net benefit of $736.4 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia and higher revenues, as discussed above, partially offset by an increase in depreciation expense due to the growth of our fleet, an increase in interest expense due to higher average cost of funds, partially offset by an increase in depreciation expense due to the growth of our fleet, an increase in interest expense due to higher average cost of funds throughout the year, $18.8 million in compensation expense related to the retirement of our Chairman from his executive role, $18.5 million in costs associated with the merger, and $9.5 million in legal costs associated with litigation involving our Russian fleet. See “Results of Operations” below for more information on our financial results for the year ended December 31, 2025.

Adjusted net income before income taxes2 during the year ended December 31, 2025 was $718.4 million or $6.40 per adjusted diluted share, as compared to $574.2 million, or $5.13 per adjusted diluted share, for the year ended December 31, 2024. Adjusted net income before income taxes increased primarily due to higher total revenues, partially offset by increases in depreciation expense and interest expense, as discussed above.
1References throughout this Annual Report on Form 10-K to “our fleet” refer to the aircraft included in flight equipment subject to operating leases and do not include aircraft in our managed fleet, flight equipment held for sale or aircraft classified as net investments in sales-type leases unless the context indicates otherwise.
2 Adjusted net income before income taxes excludes the effects of certain non-cash items such as non-cash deemed dividends upon redemption of our Series A preferred stock, one-time or non-recurring items that are not expected to continue in the future, such as retirement compensation, merger related costs and recoveries to our former Russian fleet, and certain other items. Adjusted net income before income taxes and adjusted diluted earnings per share before income taxes are measures of financial and operational performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). See “Results of Operations” below for a discussion of adjusted net income before income taxes and adjusted diluted earnings per share before income taxes as non-GAAP measures and a reconciliation of these measures to net income attributable to common stockholders.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our fleet, based on net book value, increased by 3.1%, to $29.1 billion as of December 31, 2025, compared to $28.2 billion as of December 31, 2024. During the year ended December 31, 2025, we purchased 49 new aircraft from Airbus and Boeing and sold 48 aircraft. We ended the period with a total of 490 aircraft in our owned fleet. As of December 31, 2025, the weighted average fleet age and weighted average remaining lease term of our fleet were 4.9 years and 7.2 years, respectively. We also managed 45 aircraft as of December 31, 2025.

Our portfolio metrics as of December 31, 2025 and 2024 are as follows:

	December 31, 2025		December 31, 2024
Net book value of flight equipment subject to operating lease	$29.1	billion	$28.2	billion
Weighted-average fleet age(1)	4.9 years		4.6 years
Weighted-average remaining lease term(1)	7.2 years		7.2 years

Owned fleet(2)	490		489
Managed fleet	45		60
Aircraft on order(3)	218		269
Total	753		818

Current fleet contracted rentals	$19.6	billion	$18.3	billion
Committed fleet rentals(3)	$9.3	billion	$11.2	billion
Total committed rentals	$28.9	billion	$29.5	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(2) As of December 31, 2025 and 2024, our owned fleet count included 12 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.

(3) See section entitled “Proposed Merger” under “Part I—Item 1. Business” above for more information on the Orderbook Transfer and its impact on future committed fleet rentals for aircraft that deliver after the effective time of the Merger.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,356,104	39.1%	$11,653,668	41.4%
Asia Pacific	10,602,176	36.5%	10,077,621	35.8%
Central America, South America, and Mexico	3,114,662	10.7%	2,685,098	9.5%
The Middle East and Africa	2,254,646	7.8%	1,971,448	7.0%
U.S. and Canada	1,726,042	5.9%	1,782,631	6.3%
Total	$29,053,630	100.0%	$28,170,466	100.0%

The following table sets forth our top five lessees by net book value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Lessee	% of Total	Lessee	% of Total
Virgin Atlantic	6.1%	Virgin Atlantic	6.5%
Korean Air	6.0%	Air France-KLM Group	6.2%
Air France-KLM Group	5.9%	ITA	5.6%
Aeromexico	5.5%	Vietnam	4.6%
ITA	5.2%	Aeromexico	4.4%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	8	1.6%	7	1.4%
Airbus A220-300	33	6.7%	22	4.5%
Airbus A320-200	17	3.5%	23	4.7%
Airbus A320-200neo	23	4.7%	23	4.7%
Airbus A321-200	17	3.5%	19	3.9%
Airbus A321-200neo	109	22.2%	108	22.1%
Airbus A330-200(1)	13	2.7%	13	2.7%
Airbus A330-300	5	1.0%	5	1.0%
Airbus A330-900neo	28	5.7%	28	5.7%
Airbus A350-900	17	3.5%	17	3.5%
Airbus A350-1000	8	1.6%	8	1.6%
Boeing 737-700	—	—%	2	0.4%
Boeing 737-800	38	7.8%	61	12.5%
Boeing 737-8 MAX	71	14.5%	59	12.1%
Boeing 737-9 MAX	35	7.1%	30	6.1%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	23	4.7%	24	4.9%
Boeing 787-9	26	5.3%	26	5.3%
Boeing 787-10	17	3.5%	12	2.5%
Embraer E190	1	0.2%	1	0.2%
Total(2)	490	100.0%	489	100.0%

(1) As of December 31, 2025 and 2024, aircraft count includes three and two Airbus A330-200 aircraft classified as freighters, respectively.
(2) As of December 31, 2025 and 2024, our owned fleet count included 12 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.

As of December 31, 2025, we had contractual commitments to purchase 218 new aircraft for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $12.6 billion, as shown in the following tables. The tables are subject to change based on Airbus and Boeing delivery delays. For more information on the risks and uncertainties impacting our aircraft deliveries, see “Part I—Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	2026	2027	2028	2029	2030	Thereafter	Total
Airbus A220-100/300	3	8	14	8	—	—	33
Airbus A320/321neo(1)	20	38	34	34	—	—	126
Airbus A330-900neo	1	—	—	—	—	—	1
Boeing 737-8/9 MAX	23	21	2	—	—	5	51
Boeing 787-9/10	6	1	—	—	—	—	7
Total(2)(3)	53	68	50	42	—	5	218

(1) Our Airbus A320/321neo aircraft orders include 13 long-range variants and 48 extra long-range variants.
(2) The table above reflects Airbus and Boeing aircraft delivery delays based on contractual documentation.
(3) See section entitled “Proposed Merger” under “Part I—Item 1. Business” above for more information on the Orderbook Transfer and its impact on aircraft that deliver after the effective time of the Merger.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate commitment (including adjustments for anticipated inflation) of approximately $12.6 billion as of December 31, 2025 are as follows:

(in thousands)
Years ending December 31,
2026	$3,514,889
2027	3,897,290
2028	2,664,213
2029	2,129,545
2030	47,000
Thereafter	298,126
Total	$12,551,063

Aircraft Delivery Delays

Pursuant to our purchase agreements with Airbus and Boeing, we agree to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however for the last several years, manufacturing delays have significantly impacted the planned purchases of our aircraft on order with both Airbus and Boeing. We have agreed to revised contractual delivery dates for our Airbus and Boeing aircraft. As of the date of this filing, Airbus and Boeing have generally met the revised delivery dates, and when delayed, the delays have been generally one or two months in duration. However, going forward, delivery delays beyond the revised delivery dates could increase as to the number of aircraft delayed and/or the length of delays.

The FAA continues to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved, although the production cap was increased modestly in October 2025. The broader aviation supply chain remains constrained impacting production capacity for both Airbus and Boeing. Maintenance, repair, and overhaul (“MRO”) facility capacity also remains constrained and has worsened in 2025, and we expect these capacity constraints to continue into 2026. This has resulted in a significant number of engines remaining off-wing for an extended period of time while waiting for inspection or overhaul, meaningfully impacting operations of certain of our airline customers and the broader industry.

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

The following table, which is subject to change based on Airbus and Boeing delivery delays, shows the number of new aircraft to be delivered as of December 31, 2025, along with the lease placements of such aircraft as of February 12, 2026. Airbus and Boeing have expressed their desire to increase production rates on several aircraft types but have not meaningfully increased production because of several factors, including ongoing supply chain constraints and other production issues.

Delivery Year	Total number of lease placements	Number of aircraft in our orderbook	% Leased
2026	53	53	100.0%
2027	67	68	98.5%
2028	20	50	40.0%
2029	—	42	—%
2030	—	—	—%
Thereafter	—	5	—%
Total(1)	140	218	64.2%

(1) See section entitled “Proposed Merger” under “Part I—Item 1. Business” above for more information on the Orderbook Transfer and its impact on future committed fleet rentals for aircraft that deliver after the effective time of the Merger.

Aircraft Industry and Sources of Revenues

Our revenues are principally derived from operating leases with airlines throughout the world. As of December 31, 2025, we had a globally diversified customer base of 102 airlines in 53 different countries, with over 95% of our business revenues from airlines domiciled outside of the U.S., and we anticipate that most of our revenues in the future will be generated from foreign customers.

While recent tariff announcements have resulted in some volatility for the global aviation business, we believe the overall airline operating environment remains favorable for us and the broader commercial aircraft leasing industry. Factors such as increases in population growth and the size of the global middle class as well as air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. In addition, factors and trends including increased airline financing needs, OEM supply chain challenges and backlogs, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft. We are monitoring the impact of tariffs on our business. The effects from evolving tariff regimes have not impacted our profitability during the year. As discussed below, it is our expectation that tariff costs resulting from the importation of aircraft will continue to be the responsibility of our leasing customers in accordance with the terms of our triple net leases. While we currently do not expect tariffs to have a material impact on our business, as discussed below, tariffs could impact our business in a number of ways and the level of impact is unknown due to the uncertainty surrounding tariffs currently.

Changes to tariff policy in the U.S. and the reaction from the U.S.’s trading partners has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. In April 2025, the U.S. imposed baseline tariffs on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits, while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods; however, aircraft and aircraft parts were generally exempted. On January 29, 2026, the U.S. administration threatened to impose a 50% tariff on Canadian manufactured aircraft imported into the U.S. As of the date of this filing, such threats have not resulted in the imposition of additional tariffs. We currently have four aircraft placed for delivery from our orderbook that would subject to such additional tariff if implemented.

In August and September, 2025, the U.S. government implemented trade frameworks with the European Union (the “E.U.”), the United Kingdom (the “U.K.”) and Japan that allow for the importation of aircraft and aircraft parts into the US duty free. Generally, Boeing aircraft manufactured in the U.S. and delivered to customers in other countries may be subject to tariffs; however, the trade framework with the E.U. the U.K. and Japan preserves the zero tariff regime on Boeing and Airbus aircraft and parts imported into the U.S., the E.U., the U.K. and Japan, respectively. As of the date of this filing, we have no aircraft placed for delivery from our orderbook that are expected to be subject to existing tariffs. As of December 31, 2025, approximately 0.8% of our aircraft by net book value are on lease to lessees located in China, and we do not have any scheduled future aircraft deliveries to Chinese airline customers.

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

Passenger traffic volume has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue. The International Air Transport Association (“IATA”) reported that 2025 passenger traffic was up 5.3% relative to the prior year, primarily due to continued strength in international traffic, offsetting more modest expansion of domestic traffic globally. International traffic rose 7.1% in 2025 as compared to the prior year, benefiting from robust continued international travel expansion in the Asia Pacific region, as well as strong expansion in most other major international markets reported by IATA. Global domestic traffic rose 2.4% during 2025 as compared to the prior year, with strength in most markets outside of the U.S. domestic market. Meanwhile, passenger load factors are persisting at historically high levels with IATA reporting total global passenger load factors of 84% for 2025, continuing to support airline demand for additional aircraft.

As global air traffic continues to expand and aircraft production volumes remain constrained, we are experiencing strong demand for our aircraft through new lease requests and lease extension requests, which we expect to continue throughout 2026. The number of scheduled flights globally has continued to expand in recent months relative to 2024, suggesting continued consistent passenger volume support. While further impact from tariffs or global macroeconomic conditions could have incremental negative impact on traffic expectations, we continue to expect the need for airlines to replace aging aircraft will support demand for newer, more fuel efficient aircraft. As a result, we believe many airlines will look to lessors to fulfill these needs. In addition, both Airbus and Boeing have delivery delays which have been further compounded by engine manufacturer delays, shorter on-wing engine time of most new technology engines and ongoing supply chain challenges. We expect deliveries of our 737 MAX aircraft will continue to be impacted by the FAA’s involvement in Boeing’s production rates. We also expect that relatively low levels of widebody retirements in recent years could lead to an accelerated replacement cycle of older widebody aircraft in the future.

The strong demand for our aircraft, combined with still elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the year ended December 31, 2025. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. Based on our views of the market and assumptions around our sales activity and interest rate environment, we expect to see a moderately-sized upward trajectory in lease yield through 2029, subject, however, to the uncertain impact that the trade policies and related tariff rates may have on demand for aircraft. We also believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall of available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry have in the past and may in the future include some of our aircraft customers. Such events have resulted and may in the future result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of persistently elevated interest rates, inflation, tariffs, foreign currency risk, volatility in fuel costs, ongoing labor shortages and disputes, as well as delays and cancellations caused by the global air traffic control system and airports, although strong air traffic demand has provided a counterbalance to these increased costs.

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

Update on Russian Fleet

In June 2022, we and certain of our subsidiaries (collectively, the “Plaintiffs”) submitted insurance claims to the insurers (collectively, the “C&P Insurers”) on the Plaintiffs’ contingent and possessed insurance policy (the “C&P Policy”) to recover losses relating to aircraft detained in Russia for which we recorded a net write-off of our interests in our owned and managed aircraft totaling approximately $771.5 million for the year ended December 31, 2022. On December 20, 2022, the Plaintiffs filed suit in the Los Angeles County Superior Court of the State of California against the C&P Insurers in connection with our previously submitted insurance claims (the “California Litigation”).

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

During the year ended December 31, 2025, the Plaintiffs entered into settlement agreements with all C&P Insurers. As a result, we recognized a net benefit of $736.4 million from the settlement of insurance claims under our C&P Policy comprised of $727.6 million in cash insurance settlement proceeds and an $8.8 million benefit from our equity interest in our managed fleet.

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

As of February 12, 2026, we have recovered an aggregate of $834.3 million against our initial $802.4 million write-off of our interests in owned and managed aircraft detained in Russia taken during the first quarter of 2022.

The Plaintiffs continue to have claims against certain Airlines’ Insurers in the London Litigation and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any additional insurance and related recoveries in the London Litigation remain uncertain at this time.

Liquidity and Capital Resources

Overview

We ended 2025 with available liquidity of approximately $7.5 billion, which was comprised of unrestricted cash of $466.4 million and approximately $7.0 billion in undrawn balances under our unsecured revolving credit facility, net of $1.4 billion in commercial paper borrowings. We finance the purchase of aircraft and our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock in recent years and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of February 12, 2026. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, our commercial paper program, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity; however, pursuant to the Merger Agreement, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities or our commercial paper program without Parent’s written consent (which shall not be unreasonably withheld, conditioned or delayed). See ‘Financing Restrictions Under the Merger Agreement’ below for further details on the restriction.

We currently believe that we will be able to largely self-fund our orderbook with expected operating cash flows and aircraft sales.

We ended 2025 with total debt outstanding of $19.9 billion, of which 76.8% was at a fixed rate and 97.5% was unsecured, and in the aggregate, our composite cost of funds was 4.15%. As of December 31, 2024, we had total debt outstanding of $20.4 billion, of which 79.0% was at a fixed rate and 97.3% was unsecured, and in the aggregate, our composite cost of funds was 4.14%

Financing Restrictions Under the Merger Agreement

Our long-term debt financing strategy is focused on raising primarily unsecured debt in the global bank and investment grade capital markets, however, pursuant to the Merger Agreement, from September 1, 2025 to May 1, 2026, we are restricted from incurring additional indebtedness, other than borrowings under our existing revolving credit facilities or our commercial paper program without Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed). Pursuant to the terms of the Merger Agreement (i) if the Merger has not closed by May 1, 2026 then, during the three-month period commencing on such date, we are permitted to incur additional indebtedness in an aggregate principal amount of up to $2.0 billion in the form of secured or unsecured, investment grade bank term loans and (ii) if the Merger has not closed by July 1, 2026, we may also issue or incur up to $2.0 billion in additional indebtedness in the form of secured or unsecured investment grade bank term loans or unsecured investment grade debt securities, with capacity to incur an aggregate principal amount of up to $2.0 billion in additional indebtedness after the end of each three month period thereafter, subject to additional conditions and restrictions contained in the Merger Agreement. The Merger Agreement also restricts our ability to issue additional shares of preferred stock without the Parent’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed).

Capital Allocation Strategy

We have a balanced approach to capital allocation based on the following priorities, ranked in order of priority: first, investing in modern, in-demand aircraft to profitably grow our core aircraft leasing business while maintaining strong fleet metrics and creating sustainable long-term shareholder value; second, maintaining our investment grade balance sheet utilizing unsecured debt as our primary form of financing; and finally, in line with the aforementioned priorities, returning excess cash to stockholders through our dividend as well as regular evaluation of share repurchases, as appropriate. However, pursuant to the Merger Agreement, we are restricted from initiating share repurchases without Parent’s prior written consent.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations, available commitments under our unsecured revolving credit facility and commercial paper program to satisfy the operating requirements of our business through at least the next 12 months. Our material cash sources include:
•Unrestricted cash: We ended 2025 with $466.4 million in unrestricted cash.
•Lease cash flows: We ended 2025 with $28.9 billion in committed minimum future rental payments comprised of $19.6 billion in contracted minimum rental payments on the aircraft in our existing fleet and $9.3 billion in minimum future rental payments related to aircraft which will deliver from 2026 through 2031. These rental payments are a primary driver of our short and long-term operating cash flow. As of December 31, 2025, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.7 billion. For further detail on our minimum future rentals for 2026 and thereafter, see Note 7. “Rental Income” in the “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
•Unsecured revolving credit facility: As of February 12, 2026, our $8.4 billion revolving credit facility is syndicated across 53 financial institutions, with a stated maturity date of May 5, 2029. The facility contains standard investment grade covenants and does not condition our ability to borrow on the lack of a material adverse effect on us or the general economy. As of February 12, 2026, we had $750.0 million in outstanding borrowings under our unsecured revolving credit facility.

•Commercial paper program: On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are expected to be used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of February 12, 2026, we had $1.6 billion in outstanding borrowings under our commercial paper program at a weighted average interest rate of 4.15%.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. We have $1.2 billion of aircraft in our sales pipeline3, which includes $529.0 million of aircraft classified as flight equipment held for sale as of December 31, 2025 and $692.0 million of aircraft subject to letters of intent4. We expect the sale of the majority of our aircraft classified as flight equipment held for sale to be completed during 2026. We expect to sell approximately $1.5 billion in aircraft for the full year 2026 and continue to see robust demand in the secondary market to support our aircraft sales program.
•Senior unsecured securities: We have historically been a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. As described above under “Financing Restrictions Under the Merger Agreement”, our future investment grade capital markets issuances, including under our Medium-Term Note Program, are subject to certain restrictions under the Merger Agreement through July 1, 2026.
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
•Other sources: In addition to the above, we generate liquidity through cash received from security deposits and maintenance reserves from our lease agreements, other sources of debt financings (including secured bank term loans, export credit and private placements, and other unsecured revolving credit facilities), as well as issuances of preferred stock. However, as mentioned above, we are restricted from incurring additional secured debt or issuing additional preferred stock pursuant to the terms of the Merger Agreement. We have also received $727.6 million in cash insurance proceeds from the settlement of claims against certain insurers related to our Russian fleet during the year ended December 31, 2025 although we don’t expect insurance proceeds for this matter to have a meaningful contribution to liquidity in the future. As of February 12, 2026, we had $750.0 million in outstanding borrowings under our other unsecured revolving credit facilities.
In general, increases and reductions in the Federal Funds Rate should affect the interest rate on our Revolving Credit Facility, our new and existing borrowings that bear interest at a floating rate, and borrowings under our commercial paper program.

A shift in monetary policy in the United States and other countries beginning in 2022 resulted in rapid interest rate increases over a relatively short period of time. Despite recent rate cuts made in 2025 by the FOMC, this persistently elevated interest rate environment has resulted in increased borrowing costs for us and will continue to result in elevated borrowing costs until interest rates decline. We cannot predict if or when the FOMC will further reduce the target range for the Federal Funds Rate or the impact of any such reductions on our interest expense or future debt borrowings.

Historically, there has also been a lag between a rise in interest rates and subsequent increases in lease rates. We have experienced increasing lease rates on new lease agreements and lease extensions since 2023, which are serving to partially offset increased borrowing costs. We believe the increased lease rates we have experienced will continue as airlines adjust to a persistently elevated interest rate environment, which will continue to support our funding advantage relative to our airline customers. In addition, lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

3 Aircraft in our sales pipeline is as of December 31, 2025, adjusted for letters of intent signed through February 12, 2026.
4 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

As of December 31, 2025, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Our material cash requirements as of December 31, 2025 are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Purchase commitments(1)(3)	$3,514,889	$3,897,290	$2,664,213	$2,129,545	$47,000	$298,126	$12,551,063
Debt obligations	8,002,441	4,026,176	3,130,140	1,071,769	2,167,349	1,464,469	19,862,344
Interest payments on debt outstanding(2)	712,774	514,956	301,460	175,827	128,283	72,951	1,906,251
Total	$12,230,104	$8,438,422	$6,095,813	$3,377,141	$2,342,632	$1,835,546	$34,319,658

(1) Contractual purchase commitments reflect future Airbus and Boeing aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through February 12, 2026.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at December 31, 2025, which is inclusive of any cross-currency hedging arrangements.
(3) See section entitled “Proposed Merger” under “Part I—Item 1. Business” above for more information on the Orderbook Transfer and its impact on aircraft that deliver after the effective time of the Merger.

The actual delivery dates of the aircraft in our commitments table and the expected time for payment of such aircraft could be further impacted by the pace at which Airbus and Boeing can deliver aircraft, among other factors. As a result, the timing of our contractual purchase commitments shown in the table above may not reflect when the aircraft investments are actually made. We anticipate our total aircraft investments for the full year 2026 to be between $3.0 billion and $4.0 billion, which may be subject to change due to the pendency of the Merger.
The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock. We are permitted to pay regular quarterly cash dividends up to $0.22 per share of Class A common stock, $11.625 per share of Series B Preferred Stock, $10.3125 per share of Series C Preferred Stock, and $15.00 per share of Series D Preferred Stock, which amounts in respect of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may be adjusted in accordance with the dividend reset provisions contained in the relevant certificates of designation.
Cash Flows

Our cash flows provided by operating activities increased by $57.6 million to $1.7 billion for the year ended December 31, 2025. Our cash flows provided by operating activities during the year ended December 31, 2025 increased primarily due to an increase in customer collections related to the growth of our fleet, partially offset by higher cash paid for interest due to higher average cost of funds. Our net cash flows used in investing activities decreased by $1.7 billion to $1.3 billion for the year ended December 31, 2025 primarily due to a decrease in aircraft purchases in the current year, the receipt of $727.6 million in cash insurance settlement proceeds during the year ended December 31, 2025 and an increase in sales proceeds as a result of the increase in our aircraft sales. Our cash flows used in financing activities were $0.4 billion for the year ended December 31, 2025 as compared to $1.4 billion in cash flows provided by financing activities for the year ended December 31, 2024. During the year ended 2025, cash flows from financing activities decreased due to the receipt of $727.6 million in Russian insurance recoveries and due to the increase in our aircraft sales activity. Our financing activities are mainly driven by changes in our investing activities.

Debt

Our debt financing as of December 31, 2025 and 2024 is summarized below:

	December 31, 2025	December 31, 2024
	(U.S. dollars in thousands, except percentages)
Unsecured
Senior unsecured securities	$13,860,558	$16,046,662
Term financings	3,846,800	3,628,600
Commercial paper	1,361,400	—
Revolving Credit Facility	—	170,000
Other revolving credit facilities	300,000	—
Total unsecured debt financing	19,368,758	19,845,262
Secured
Term financings	318,348	354,208
Export credit financing	175,238	190,437
Total secured debt financing	493,586	544,645

Total debt financing	19,862,344	20,389,907
Less: Debt discounts and issuance costs	(132,215)	(179,922)
Debt financing, net of discounts and issuance costs	$19,730,129	$20,209,985
Selected interest rates and ratios:
Composite interest rate(1)	4.15%	4.14%
Composite interest rate on fixed-rate debt(1)	3.91%	3.74%
Percentage of total debt at a fixed-rate	76.85%	79.00%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of December 31, 2025 and 2024, we had $13.9 billion and $16.0 billion in senior unsecured securities outstanding, respectively.

Public unsecured notes. As of December 31, 2025, we had $13.3 billion in aggregate principal amount of senior unsecured notes outstanding, all of which have been issued in SEC-registered offerings and with remaining terms ranging from less than one month to six years and bearing interest at fixed rates ranging from 1.875% to 5.95%. As of December 31, 2024, we had $15.4 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 1.875% to 5.95%.

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

On May 6, 2024, we renewed and refreshed our Medium-Term Note Program, under which we may issue, from time to time, up to $20.0 billion (or their U.S. dollar equivalent) of debt securities designated as our Medium-Term Notes, Series A. All of our senior unsecured notes issued since 2019 have consisted of Medium-Term Notes, Series A, issued under our Medium-Term Note Program. As of February 12, 2026, we had approximately $18.8 billion remaining capacity under our Medium-Term Note Program.

Unsecured syndicated revolving credit facility

As of December 31, 2025 we did not have any amounts outstanding, and as of February 12, 2026, we had $750.0 million outstanding under our unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), respectively As of December 31, 2024, we had $0.2 billion outstanding under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance our working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2025, we amended and extended our Revolving Credit Facility through an amendment that, among other things, (i) added ALC Aircraft Financing Designated Activity Company, an indirect, wholly-owned subsidiary of the Company, as a borrower to the Revolving Credit Facility under a new tranche B revolving commitment totaling $250.0 million (ii) extended the final maturity date from May 5, 2028 to May 5, 2029 and (iii) amended the total revolving commitments thereunder to approximately $8.2 billion as of May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in our credit ratings.

In May 2025, we entered into a new lender supplement which increased the aggregate capacity of our Revolving Credit Facility by $250.0 million. The additional capacity has a stated maturity date of May 5, 2029.

As of February 12, 2026, lenders held revolving commitments totaling approximately $8.4 billion. Lenders held revolving commitments totaling approximately $8.0 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026.

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

Other unsecured revolving credit facilities

As of December 31, 2025, and February 12, 2026, we had outstanding balances of $300.0 million and $750 million, respectively. Borrowings under this facility bear interest at one-month Term SOFR plus 1.05%, and matures in 2026. As of December 31, 2024, we did not have outstanding balances under our other unsecured revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

Unsecured term financings

As of December 31, 2025 and 2024, the outstanding balance on our unsecured term financings was $3.8 billion and $3.6 billion, respectively.

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

In addition, during the year ended December 31, 2025, we also entered into three other unsecured term facilities, with aggregate commitments totaling $550.0 million with terms ranging between one to two years, bearing interest at a floating rate between one-month SOFR plus 1.00% and one-month SOFR plus 1.15% plus a credit spread adjustment of 0.10%.

Secured debt financings

As of December 31, 2025, we had an outstanding balance of $493.6 million in secured debt financings and had pledged ten aircraft as collateral with a net book value of $728.6 million. As of December 31, 2024, we had an outstanding balance of $544.6 million in secured debt financings and pledged ten aircraft as collateral with a net book value of $772.7 million. All of our secured obligations as of December 31, 2025 and 2024 were recourse in nature.

Commercial paper program

On January 21, 2025, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of December 31, 2025, and February 12, 2026, we had an outstanding balance of $1.4 billion and $1.6 billion under our commercial paper program, bearing weighted average interest rates of 4.26% and 4.15% and a weighted average maturity of less than one month, respectively.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of December 31, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2025	Liquidation Preference as of December 31, 2025(1)	Issue Date	Dividend Rate in Effect at December 31, 2025(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.000%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

As of December 31, 2025 and 2024, we had 300,000 shares of 4.65% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, outstanding, with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series B Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.65% through June 15, 2026, and payable quarterly in arrears beginning on June 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 4.076% per reset period from June 15, 2026 and reset every five years and payable quarterly in arrears.

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

As of December 31, 2025 and 2024, we had 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series C Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 4.125% through December 15, 2026, and payable quarterly in arrears beginning on December 15, 2021, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 3.149% per reset period from December 15, 2026 and reset every five years and payable quarterly in arrears.

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

As of December 31, 2025 and 2024, we had 300,000 shares of 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), $0.01 par value, outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share). We will pay dividends on the Series D Preferred Stock only when, as and if declared by our board of directors. Dividends will accrue, on a non-cumulative basis, on the stated amount of $1,000 per share at a rate per annum equal to: (i) 6.00% through December 15, 2029, and payable quarterly in arrears beginning on December 15, 2024, and (ii) the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus a spread of 2.560% per reset period from December 15, 2029 and reset every five years and payable quarterly in arrears.

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

The following table summarizes the cash dividends that we paid during the year ended December 31, 2025 on our Series B, Series C and Series D Preferred Stock (in thousands):

	Payment Dates
Title of each class	March 15, 2025	June 15, 2025	September 15, 2025	December 15, 2025
Series B Preferred Stock	$3,487	$3,488	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094	$3,094	$3,094
Series D Preferred Stock	$4,500	$4,500	$4,500	$4,500

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

Results of Operations

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands, except share and per share amounts and percentages)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$2,615,364	$2,407,506	$2,310,347
Maintenance rentals and other receipts	69,155	80,449	167,260
Total rental of flight equipment revenue	2,684,519	2,487,955	2,477,607
Gain on aircraft sales and trading and other income	331,230	245,702	207,370
Total revenues and other income	3,015,749	2,733,657	2,684,977
Expenses
Interest	837,761	781,996	654,910
Amortization of debt discounts and issuance costs	52,799	54,823	54,053
Interest expense	890,560	836,819	708,963
Depreciation of flight equipment	1,223,532	1,143,761	1,068,772
Recoveries of Russian fleet write-off	(736,409)	—	(67,022)
Selling, general, and administrative	219,443	185,933	186,015
Stock-based compensation expense	48,930	33,887	34,615
Total expenses	1,646,056	2,200,400	1,931,343
Income before taxes	1,369,693	533,257	753,634
Income tax (expense)/benefit	(281,306)	(105,553)	(139,012)
Net income	$1,088,387	$427,704	$614,622
Preferred stock dividends	(44,325)	(55,631)	(41,700)
Net income attributable to common stockholders	$1,044,062	$372,073	$572,922

Earnings per share of common stock
Basic	$9.35	$3.34	$5.16
Diluted	$9.29	$3.33	$5.14
Weighted-average shares of common stock outstanding
Basic	111,712,160	111,325,481	111,005,088
Diluted	112,330,337	111,869,386	111,438,589

Other financial data
Pre-tax margin	45.4%	19.5%	28.1%
Adjusted net income before income taxes(1)	$718,449	$574,205	$733,580
Adjusted pre-tax margin(1)	23.8%	21.0%	27.3%
Adjusted diluted earnings per share before income taxes(1)	$6.40	$5.13	$6.58
Pre-tax return on common equity	18.7%	7.4%	11.8%
Adjusted pre-tax return on common equity(1)	10.1%	8.9%	12.1%
			11.0%
(1)Adjusted net income before income taxes (defined as net income attributable to common stockholders excluding the effects of certain non-cash items, such as non-cash deemed dividends upon redemption of our Series A preferred stock, non-recurring items that are not expected to continue in the future, such as retirement compensation, merger related costs and recoveries related to our former Russian fleet, and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues), adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) and adjusted pre-tax return on common equity (defined as adjusted net income before income taxes divided by average common stockholders’ equity) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income attributable to common stockholders, pre-tax margin, earnings per share, diluted earnings per share and pre-tax return on common equity, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin, adjusted diluted earnings per share before income taxes and adjusted pre-tax return on common equity are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	2023
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$1,044,062	$372,073	$572,922
Amortization of debt discounts and issuance costs	52,799	54,823	54,053
Recoveries of Russian fleet write-off	(736,409)	—	(67,022)
Stock-based compensation expense	48,930	33,887	34,615
Retirement compensation expense	9,230	—	—
Merger related costs	18,531	—	—
Income tax expense	281,306	105,553	139,012
Deemed dividend adjustment(a)	—	7,869	—
Adjusted net income before income taxes	$718,449	$574,205	$733,580

Denominator for adjusted pre-tax margin:
Total revenues	3,015,749	2,733,657	2,684,977
Adjusted pre-tax margin(b)	23.8%	21.0%	27.3%

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

	Year Ended December 31,
	2025	2024	2023
		(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$1,044,062	$372,073	$572,922
Amortization of debt discounts and issuance costs	52,799	54,823	54,053
Recoveries of Russian fleet write-off	(736,409)	—	(67,022)
Stock-based compensation expense	48,930	33,887	34,615
Retirement compensation expense	9,230	—	—
Merger related costs	18,531	—	—
Income tax expense	281,306	105,553	139,012
Deemed dividend adjustment	—	7,869	—
Adjusted net income before income taxes	$718,449	$574,205	$733,580

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	112,330,337	111,869,386	111,438,589
Adjusted diluted earnings per share before income taxes(c)	$6.40	$5.13	$6.58

(c) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by adjusted weighted-average diluted common shares outstanding.

The following table shows the reconciliation of pre-tax return on common equity to adjusted pre-tax return on common equity (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	2023
		(unaudited)
Reconciliation of the numerator for adjusted pre-tax return on common equity (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$1,044,062	$372,073	$572,922
Amortization of debt discounts and issuance costs	52,799	54,823	54,053
Recoveries of Russian fleet write-off	(736,409)	—	(67,022)
Stock-based compensation expense	48,930	33,887	34,615
Retirement compensation expense	9,230	—	—
Merger related costs	18,531	—	—
Income tax expense	281,306	105,553	139,012
Deemed dividend adjustment	—	7,869	—
Adjusted net income before income taxes	$718,449	$574,205	$733,580

Reconciliation of the denominator for pre-tax return on common equity to adjusted pre-tax return on common equity:
Common stockholders’ equity as of beginning of the period	$6,632,626	$6,310,038	$5,796,363
Common stockholders’ equity as of end of the period	$7,572,756	$6,632,626	$6,310,038
Average common stockholders’ equity	$7,102,691	$6,471,332	$6,053,201

Adjusted pre-tax return on common equity(d)	10.1%	8.9%	12.1%

(d) Adjusted pre-tax return on common equity is adjusted net income before income taxes divided by average common stockholders’ equity.

2025 Compared to 2024

Lease rentals

During the year ended December 31, 2025, we recorded $2.6 billion in lease rental revenue, which included amortization expense related to initial direct costs of $93.5 million as compared to $2.4 billion in lease rental revenue, which included amortization expense related to initial direct costs of $101.8 million for the year ended December 31, 2024. Our lease rental revenues increased primarily due to the continued growth of our fleet by net book value and an increase in our portfolio yield. The net book value of our flight equipment subject to operating lease increased to $29.1 billion as of December 31, 2025 from a net book value of $28.2 billion as of December 31, 2024.

Maintenance rentals and other receipts

During the year ended December 31, 2025, we recorded $69.2 million in maintenance rentals and other receipts as compared to $80.4 million for the year ended December 31, 2024. The decrease was primarily due to lower overhaul revenue recognized, partially offset by higher end of lease revenue during the year ended December 31, 2025 as compared to the year ended December 31, 2024. For the year ended December 31, 2025, we recognized end of lease revenue of $29.2 million as compared to $24.3 million for the year ended December 31, 2024.

Gain on aircraft sales and trading and other income

Gain on aircraft sales and trading and other income increased to $331.2 million for the year ended December 31, 2025 compared to $245.7 million for the year ended December 31, 2024. The increase was mainly driven by an increase in our aircraft sales activity. For the year ended December 31, 2025, we recorded $244.4 million in gains from the sale of 48 aircraft and $7.6 million from one sales-type lease, compared to $169.7 million in gains from the sale of 39 aircraft and $17.5 million from four sales-type leases for the year ended December 31, 2024.

Interest expense

Interest expense totaled $890.6 million for the year ended December 31, 2025 compared to $836.8 million for the year ended December 31, 2024. Despite a decrease in our debt balance, our interest expense rose due to an increase in our average cost of funds throughout the year.

Depreciation expense

We recorded $1.22 billion in depreciation expense of flight equipment for the year ended December 31, 2025 compared to $1.14 billion for the year ended December 31, 2024. The increase in depreciation expense for 2025 compared to 2024 is primarily attributable to the growth of our fleet by net book value. We expect our depreciation expense to increase as we continue to add aircraft to our fleet.

Recoveries of Russian fleet write-off

During the year ended December 31, 2025, we recognized a net benefit of $736.4 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $727.6 million in cash insurance settlement proceeds and an $8.8 million benefit from our equity interest in our managed fleet. As of February 12, 2026, 16 aircraft previously included in our owned fleet for which we retain title, remain detained in Russia. We did not have any corresponding insurance settlements in the year ended December 31, 2024.

Stock-based compensation expense

We recorded stock-based compensation expense of $48.9 million and $33.9 million for the year ended December 31, 2025 and December 31, 2024, respectively. Of the $48.9 million of stock-based compensation expense recorded for the year ended December 31, 2025, we recorded a $9.6 million expense related to the acceleration of certain RSUs resulting from the retirement of our Chairman from his executive role. In addition, we also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the period.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $219.4 million for the year ended December 31, 2025 compared to $185.9 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 is primarily due to an increase in non-recurring expenses, including merger-related costs totaling $18.5 million, $9.5 million in legal fees related to the litigation against our insurers regarding our Russian fleet, and a $9.2 million expense related to the retirement of our Chairman from his executive role.

Taxes

For the year ended December 31, 2025, we recorded an income tax expense of $281.3 million and effective tax rate of 20.5%, as compared to $105.6 million in income tax expense and effective tax rate of 19.8% for the year ended December 31, 2024. The increase is primarily due to proceeds received from the settlement of insurance claims in a higher tax jurisdiction, specifically the U.S., and changes in permanent items.

Net income attributable to common stockholders

For the year ended December 31, 2025, we reported net income attributable to common stockholders of $1.0 billion, or $9.29 per diluted share, compared to $372.1 million, or $3.33 per diluted share, for the year ended December 31, 2024. The increase from the prior year is primarily due to a net benefit of $736.4 million from the settlement of insurance claims with certain insurers related to aircraft detained in Russia and higher revenues, as discussed above, partially offset by increases in depreciation expense due to the growth of our fleet, an increase in interest expense due to higher average cost of funds throughout the year, compensation expense related to the retirement of our Chairman from his executive role, costs associated with the merger, and legal costs associated with litigation involving our Russian fleet.

Adjusted net income before income taxes

For the year ended December 31, 2025, our adjusted net income before income taxes was $718.4 million, or $6.40 per adjusted diluted share, compared to $574.2 million, or $5.13 per adjusted diluted share, for the year ended December 31, 2024. Adjusted net income before income taxes increased primarily due to higher revenues, partially offset by increases in depreciation expense and interest expense, as discussed above.

2024 Compared to 2023

Lease rentals

During the year ended December 31, 2024, we recorded $2.4 billion in lease rental revenue, which included amortization expense related to initial direct costs of $101.8 million as compared to $2.3 billion in lease rental revenue, which included amortization expense related to initial direct costs of $75.4 million for the year ended December 31, 2023. Our rental of flight equipment revenues increased due to the continued growth of our fleet. The net book value of our flight equipment subject to operating lease increased to $28.2 billion as of December 31, 2024 from a net book value of $26.2 billion as of December 31, 2023.

Maintenance rentals and other receipts

During the year ended December 31, 2024, we recorded $80.4 million in maintenance rentals and other receipts as compared to $167.3 million for the year ended December 31, 2023. Our maintenance rentals and other receipts decreased primarily due to a decrease in end of lease revenue of approximately $100.1 million as compared to the prior period, due to fewer aircraft returns.

Gain on aircraft sales and trading and other income

Gain on aircraft sales and trading and other income increased to $245.7 million for the year ended December 31, 2024 compared to $207.4 million for the year ended December 31, 2023. The increase was mainly driven by higher gains from sales as compared to the prior year period. For the year ended December 31, 2024, we recorded $169.7 million in gains from the sale of 39 aircraft and $17.5 million from four sales-type leases compared to $146.4 million in gains from the sale of 25 aircraft and $10.4 million from two sales-type leases.

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

Recoveries of Russian fleet write-off

In December 2023, we recognized a net benefit of approximately $67.0 million from the settlement of insurance claims under S7’s insurance policies related to four aircraft previously included in our owned fleet and our equity interest in our managed fleet that were previously on lease to S7. No settlements were executed in 2024.

Selling, general, and administrative expenses

We recorded selling, general, and administrative expenses of $185.9 million for the year ended December 31, 2024 compared to $186.0 million for the year ended December 31, 2023. Selling, general, and administrative expenses represented 6.8% and 6.9% as a percentage of total revenue for the years ended December 31, 2024 and 2023, respectively.

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

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility, other revolving credit facilities and unsecured term loans. As of December 31, 2025 and 2024, we had $4.6 billion and $4.3 billion, in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of December 31, 2025, which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $46.0 million and $42.8 million as of December 31, 2025 and 2024, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

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

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% and 0.4% of our lease revenues were denominated in foreign currency as of December 31, 2025 and 2024, respectively. Additionally, some of our net investments in sales-type leases, which represent 0.7% and 0.6% of our total assets as of December 31, 2025 and 2024, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the year ended December 31, 2025, we recorded a $19.4 million gain resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.8% and 6.1% of our debt obligations were denominated in foreign currency as of December 31, 2025 and 2024, respectively; however, the exposure of such debt has been effectively hedged. See Note 15. “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional details on the fair value of these swaps. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the year ended December 31, 2025, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most of our leases’ designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Air Lease Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Air Lease Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Air Lease Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and other comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

The net book value of flight equipment subject to operating leases as of December 31, 2025 was $29.1 billion, which included 462 aircraft.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal controls related to the Company’s impairment assessment of flight equipment, including controls related to the development of cash flows for aircraft. We recalculated the future undiscounted cash flows for certain aircraft using a combination of executed third-party lease contracts, internal data, and other third-party data. We evaluated the Company’s cash flows from future projected leases by comparing the cash flows from future projected leases for a specified aircraft type to actual leases currently obtained for that aircraft type. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the residual value of these aircraft used by the Company by comparing to an independently determined value and (2) evaluating certain future lease rates used by the Company by comparing to available market data and industry knowledge.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Irvine, California
February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Air Lease Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Air Lease Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and other comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Irvine, California
February 12, 2026

Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in thousands, except share and par value amounts)
Assets
Cash and cash equivalents	$466,410	$472,554
Restricted cash	3,540	3,550
Flight equipment subject to operating leases	35,880,458	34,168,919
Less accumulated depreciation	(6,826,828)	(5,998,453)
	29,053,630	28,170,466
Net investment in sales-type leases	460,806	433,048
Deposits on flight equipment purchases	1,052,141	761,438
Flight equipment held for sale	529,016	951,181
Other assets	1,318,150	1,485,659
Total assets	$32,883,693	$32,277,896
Liabilities and Stockholders’ Equity
Accrued interest and other payables	$1,012,345	$1,272,984
Debt financing, net of discounts and issuance costs	19,730,129	20,209,985
Security deposits on flight equipment leases	622,556	624,597
Maintenance reserves on flight equipment leases	1,477,046	1,180,741
Rentals received in advance	143,631	136,566
Deferred tax liability	1,425,230	1,320,397
Total liabilities	$24,410,937	$24,745,270
Stockholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 900,000 (aggregate liquidation preference of $900,000) shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	9	9
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 112,035,408 and 111,376,884 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,120	1,114
Class B Non-Voting common stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Paid-in capital	3,383,414	3,364,712
Retained earnings	5,092,929	4,147,218
Accumulated other comprehensive (loss)/income	(4,716)	19,573
Total stockholders’ equity	$8,472,756	$7,532,626
Total liabilities and stockholders’ equity	$32,883,693	$32,277,896

(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands, except share and per share amounts)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$2,615,364	$2,407,506	$2,310,347
Maintenance rentals and other receipts	69,155	80,449	167,260
Total rental of flight equipment revenue	2,684,519	2,487,955	2,477,607
Gain on aircraft sales and trading and other income	331,230	245,702	207,370
Total revenues and other income	3,015,749	2,733,657	2,684,977
Expenses
Interest	837,761	781,996	654,910
Amortization of debt discounts and issuance costs	52,799	54,823	54,053
Interest expense	890,560	836,819	708,963
Depreciation of flight equipment	1,223,532	1,143,761	1,068,772
Recoveries of Russian fleet write-off	(736,409)	—	(67,022)
Selling, general, and administrative	219,443	185,933	186,015
Stock-based compensation expense	48,930	33,887	34,615
Total expenses	1,646,056	2,200,400	1,931,343
Income before taxes	1,369,693	533,257	753,634
Income tax expense	(281,306)	(105,553)	(139,012)
Net income	$1,088,387	$427,704	$614,622
Preferred stock dividends	(44,325)	(55,631)	(41,700)
Net income attributable to common stockholders	$1,044,062	$372,073	$572,922

Other comprehensive income/(loss):
Foreign currency translation adjustment	(113,896)	82,952	(20,197)
Change in fair value of hedged transactions	82,996	(59,850)	19,460
Total tax benefit/(expense) on other comprehensive income/loss	6,611	(5,304)	157
Other comprehensive income/(loss), net of tax	(24,289)	17,798	(580)
Total comprehensive income attributable for common stockholders	$1,019,773	$389,871	$572,342

Earnings per share of common stock:
Basic	$9.35	$3.34	$5.16
Diluted	$9.29	$3.33	$5.14
Weighted-average shares of common stock outstanding
Basic	111,712,160	111,325,481	111,005,088
Diluted	112,330,337	111,869,386	111,438,589
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	(in thousands, except share and per share amounts)
Balance at December 31, 2022	10,600,000	$106	110,892,097	$1,109	—	$—	$3,255,973	$3,386,820	$2,355	$6,646,363
Issuance of common stock upon vesting of restricted stock units	—	—	213,399	2	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	34,615	—	—	34,615
Cash dividends (declared $0.81 per share of Class A common stock)	—	—	—	—	—	—	—	(89,929)	—	(89,929)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(41,700)	—	(41,700)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(580)	(580)
Tax withholdings on stock based-compensation	—	—	(78,244)	(1)	—	—	(3,354)	—	—	(3,355)
Net income	—	—	—	—	—	—	—	614,622	—	614,622
Balance at December 31, 2023	10,600,000	$106	111,027,252	$1,110	—	$—	$3,287,234	$3,869,813	$1,775	$7,160,038
Issuance of common stock upon vesting of restricted stock units	—	—	577,537	6	—	—	—	—	—	6
Issuance of preferred stock	300,000	3	—	—	—	—	295,009	—	—	295,012
Redemption of preferred stock	(10,000,000)	(100)	—	—	—	—	(242,031)	(7,869)	—	(250,000)
Stock-based compensation expense	—	—	—	—	—	—	33,887	—	—	33,887
Cash dividends (declared $0.85 per share of Class A common stock)	—	—	—	—	—	—	—	(94,668)	—	(94,668)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(47,762)	—	(47,762)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	17,798	17,798
Tax withholdings on stock based-compensation	—	—	(227,905)	(2)	—	—	(9,387)	—	—	(9,389)
Net income	—	—	—	—	—	—	—	427,704	—	427,704
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
Issuance of common stock upon vesting of restricted stock units	—	—	1,212,787	12	—	—	—	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	48,930	—	—	48,930
Cash dividends (declared $0.88 per share of Class A common stock)	—	—	—	—	—	—	—	(98,351)	—	(98,351)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(44,325)	—	(44,325)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(24,289)	(24,289)
Tax withholdings on stock based-compensation	—	—	(554,263)	(6)	—	—	(30,228)	—	—	(30,234)
Net income	—	—	—	—	—	—	—	1,088,387	—	1,088,387
Balance at December 31, 2025	900,000	$9	112,035,408	$1,120	—	$—	$3,383,414	$5,092,929	$(4,716)	$8,472,756
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Operating Activities
Net income	$1,088,387	$427,704	$614,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,223,532	1,143,761	1,068,772
Recoveries of Russian fleet write-off	(736,409)	—	(67,022)
Stock-based compensation expense	48,930	33,887	34,615
Deferred taxes	150,998	63,021	133,358
Amortization of prepaid lease costs	93,546	101,800	75,389
Amortization of discounts and debt issuance costs	52,799	54,823	54,053
Gain on aircraft sales, trading and other activity	(261,085)	(228,466)	(226,945)
Changes in operating assets and liabilities:
Other assets	100,331	12,521	48,310
Accrued interest and other payables	(33,618)	75,172	13,333
Rentals received in advance	7,218	(7,204)	(1,605)
Net cash provided by operating activities	1,734,629	1,677,019	1,746,880
Investing Activities
Acquisition of flight equipment	(2,348,253)	(3,727,416)	(3,789,113)
Payments for deposits on flight equipment purchases	(1,045,667)	(446,343)	(433,452)
Proceeds from aircraft sales, trading and other activity	1,582,970	1,524,711	1,684,814
Proceeds from settlement of insurance claims	727,572	—	64,714
Acquisition of aircraft furnishings, equipment and other assets	(237,683)	(387,255)	(305,346)
Net cash used in investing activities	(1,321,061)	(3,036,303)	(2,778,383)
Financing Activities
Net proceeds from preferred stock issuance	—	295,012	—
Redemption of preferred stock	—	(250,000)	—
Cash dividends paid on Class A common stock	(98,267)	(93,481)	(88,792)
Cash dividends paid on preferred stock	(44,325)	(47,762)	(41,700)
Tax withholdings on stock-based compensation	(30,221)	(9,387)	(3,354)
Net change in unsecured revolving facilities	130,000	(930,000)	80,000
Net change in commercial paper balance	1,361,400	—	—
Proceeds from debt financings	683,074	5,201,695	2,993,732
Payments in reduction of debt financings	(2,816,359)	(3,210,028)	(2,593,338)
Debt issuance costs	(4,665)	(10,277)	(13,052)
Security deposits and maintenance reserve receipts	489,668	452,022	398,345
Security deposits and maintenance reserve disbursements	(90,027)	(26,898)	(15,863)
Net cash (used in)/provided by financing activities	(419,722)	1,370,896	715,978
Net (decrease)/increase in cash	(6,154)	11,612	(315,525)
Cash, cash equivalents and restricted cash at beginning of period	476,104	464,492	780,017
Cash, cash equivalents and restricted cash at end of period	$469,950	$476,104	$464,492

Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $43,411, $42,390 and $43,093 at December 31, 2025, 2024 and 2023, respectively	$915,815	$794,330	$693,826
Cash paid for income taxes	$59,330	$57,433	$7,801
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$969,210	$1,192,974	$827,377
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$1,230,864	$1,821,084	$1,730,212
Transfer of flight equipment to investment in sales-type lease	$33,778	$106,043	$66,907
Cash dividends declared on Class A common stock, not yet paid	$24,588	$24,503	$23,316
(See Notes to Consolidated Financial Statements)

Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Preparation and Summary of Significant Accounting Policies

Organization

Air Lease Corporation (the “Company”, “AL”, “we”, “our” or “us”) is a leading aircraft leasing company that was founded by aircraft leasing industry pioneer, Steven F. Udvar-Házy. The Company is principally engaged in purchasing the most modern, fuel-efficient, new technology commercial jet aircraft directly from aircraft manufacturers, such as The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The Company leases these aircraft to airlines throughout the world with the intention of generating attractive returns on equity. As of December 31, 2025, the Company owned 490 aircraft, managed 45 aircraft and had 218 aircraft on order with aircraft manufacturers. In addition to its leasing activities, the Company sells aircraft from its fleet to third parties, including other leasing companies, financial services companies, airlines and other investors. The Company also provides fleet management services to investors and owners of aircraft portfolios for a management fee.

Principles of consolidation

The Company consolidates financial statements of all entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity in which the Company has a controlling financial interest and for which it is the primary beneficiary. All material intercompany balances are eliminated in consolidation.

Segment reporting

The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM evaluates the Company’s performance and allocates resources based on its consolidated financial results, as its aircraft leasing, sales, and management operations require centralized oversight of key operational functions. As a single reportable segment entity, the CODM uses consolidated net income attributable to common stockholders to measure segment profit or loss, allocate resources, and assess performance. Significant segment expenses are presented in the Company’s consolidated statements of income and other comprehensive income/(loss).

Rental of flight equipment revenue

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

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Income for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines, and other major life-limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the Qualifying Event incurred, up to the maximum of the amount of Maintenance Reserves payment made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such Qualifying Event. The Company records the portion of Maintenance Reserves that is virtually certain will not be reimbursed to the lessee as Maintenance rentals and other receipts. Maintenance Reserves payments which we may be required to reimburse to the lessee are reflected in Maintenance reserves on flight equipment leases in our Consolidated Balance Sheets.

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

Lessee-specific modifications are capitalized as initial direct costs and amortized over the term of the lease as a reduction to rental revenue in our Consolidated Statements of Income.

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

Net investment in finance or sales-type lease

A net investment in sales-type lease is recognized if a lease meets specific criteria under Accounting Standards Codification (“ASC”) 842 at its inception. Upon commencement of the lease, the book value of the leased asset is de-recognized and a net investment in sales-type lease is recognized in our Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. We recognize the difference between the book value of the aircraft and the net investment in the lease in Gain on aircraft sales and trading and other income in our Consolidated Statement of Income. Interest income on our net investment in sales-type leases is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

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

The following table reconciles cash, cash equivalents and restricted cash reported in the Company’s Consolidated Balance Sheets to the total amount presented in our consolidated statement of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$466,410	$472,554
Restricted cash	3,540	3,550
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$469,950	$476,104

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

The Company’s management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, potential for alternative use of aircraft and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test and the aircraft's carrying amount falls below estimated values from third-party industry sources, the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. The Company’s Fair Value Policy is described below under “Fair Value Measurements”.

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

As of December 31, 2025 and 2024, there were no maintenance right liabilities for MR Leases.

When flight equipment is sold, maintenance rights are included in the calculation of the disposition gain or loss.

For the years ended December 31, 2025 and 2024, the Company did not purchase any aircraft in the secondary market. As of December 31, 2025 and 2024, the Company had maintenance right assets of $14.7 million. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized. As of December 31, 2025, the Company had 12 aircraft with a carrying value of $529.0 million, which were held for sale and included in the Consolidated Balance Sheets. As of December 31, 2024, the Company had 30 aircraft with a carrying value of $951.2 million, which were held for sale and included in the Consolidated Balance Sheets.

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

Aircraft under management

As of December 31, 2025, the Company manages aircraft across three management platforms: (i) the Blackbird investment funds (ii) the Thunderbolt platform and (iii) on behalf of a financial institution.

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

Finally, the Company also manages two aircraft for a financial institution for a fee. The Company does not have any equity interest in these financial institutions nor ownership of the aircrafts.

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

Reclassification

Certain amounts have been reclassified in the 2023 and 2024 financial statements to conform to the 2025 presentation.

Recently issued accounting pronouncements

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures primarily through additional disaggregation and standardization of the effective tax rate reconciliation and disclosure of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the amended disclosure requirements prospectively. See Note 9, Income Taxes, in the accompanying notes to the consolidated financial statements for additional information.

Note 2. Debt Financing

The Company’s consolidated debt as of December 31, 2025 and 2024 is summarized below:

	December 31, 2025	December 31, 2024
	(in thousands)
Unsecured
Senior unsecured securities	$13,860,558	$16,046,662
Term financings	3,846,800	3,628,600
Commercial paper	1,361,400	—
Revolving Credit Facility	—	170,000
Other revolving credit facilities	300,000	—
Total unsecured debt financing	19,368,758	19,845,262
Secured
Term financings	318,348	354,208
Export credit financing	175,238	190,437
Total secured debt financing	493,586	544,645

Total debt financing	19,862,344	20,389,907
Less: Debt discounts and issuance costs	(132,215)	(179,922)
Debt financing, net of discounts and issuance costs	$19,730,129	$20,209,985

At December 31, 2025, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test. At December 31, 2025 and December 31, 2024, the composite interest rate (excluding amortization of debt discounts and issuance costs) was 4.15% and 4.14%, respectively.

Senior unsecured securities (including Medium-Term Note Program)

As of December 31, 2025, the Company had $13.9 billion in aggregate principal amount of senior unsecured notes outstanding with remaining terms ranging from less than one month to six years and bearing interest at fixed rates ranging from 1.875% to 5.95%. As of December 31, 2024, we had $16.0 billion in aggregate principal amount of senior unsecured notes outstanding bearing interest at fixed rates ranging from 1.875% to 5.95%.

Unsecured syndicated revolving credit facility

As of December 31, 2025 the Company did not have any amounts outstanding, and as of February 12, 2026, the Company had $750.0 million outstanding under its unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), respectively. As of December 31, 2024, the Company had $0.2 billion outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes.

In April 2025, the Company amended and extended its Revolving Credit Facility through an amendment that, among other things, (i) added ALC Aircraft Financing Designated Activity Company, an indirect, wholly-owned subsidiary of the Company, as a borrower to the Revolving Credit Facility under a new tranche B revolving commitment totaling $250.0 million (ii) extended the final maturity date from May 5, 2028 to May 5, 2029 and (iii) amended the total revolving commitments thereunder to approximately $8.2 billion as of May 5, 2025. Borrowings under the Revolving Credit Facility continue to accrue interest at Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus a margin of 1.05% per year. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. Interest rate and facility fees are subject to changes in the Company’s credit ratings.

In May 2025, the Company entered into a new lender supplement which increased the aggregate capacity of the Revolving Credit Facility by $250.0 million. The additional capacity has a stated maturity date of May 5, 2029.

As of February 12, 2026, lenders held revolving commitments totaling approximately $8.4 billion. Lenders held revolving commitments totaling approximately $8.0 billion that mature on May 5, 2029, commitments totaling $125.0 million that mature on May 5, 2028, commitments totaling $25.0 million that mature on May 5, 2027 and commitments totaling $210.0 million that mature on May 5, 2026.

Other unsecured revolving credit facilities

As of December 31, 2025, and February 12, 2026, the Company had outstanding balances of $300.0 million and $750 million, respectively. Borrowings under these facilities bear interest at rates ranging from Adjusted Term SOFR plus 1.00% to Term SOFR plus 1.05%, or at the applicable rate, and mature in 2026. As of December 31, 2024, the Company did not have outstanding balances under its other unsecured revolving credit facilities. These facilities are not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time.

Unsecured term financings

As of December 31, 2025 and 2024, the outstanding balance on the Company’s unsecured term financings was $3.8 billion and $3.6 billion, respectively.

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

In addition, during the year ended December 31, 2025, the Company also entered into three other unsecured term facilities, with aggregate commitments totaling $550.0 million with terms ranging between one to two years, bearing interest at a floating rate between one-month SOFR plus 1.00% and one-month SOFR plus 1.15% plus a credit spread adjustment of 0.10%.

Secured debt financings

As of December 31, 2025, the Company had an outstanding balance of $493.6 million in secured debt financings and had pledged ten aircraft as collateral with a net book value of $728.6 million. As of December 31, 2024, the Company had an outstanding balance of $544.6 million in secured debt financings and pledged ten aircraft as collateral with a net book value of $772.7 million. All of the Company’s secured obligations as of December 31, 2025 and 2024 were recourse in nature to the Company.

Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it may issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper are used for general corporate purposes, which may include, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of December 31, 2025, and February 12, 2026, the Company had an outstanding balance of $1.4 billion and $1.6 billion under its commercial paper program, bearing weighted average interest rates of 4.26% and 4.15% and a weighted average maturity of less than one month, respectively.

Maturities of debt outstanding as of December 31, 2025 are as follows:

(in thousands)
Years ending December 31,
2026	$8,002,441
2027	4,026,176
2028	3,130,140
2029	1,071,769
2030	2,167,349
Thereafter	1,464,469
Total	$19,862,344

Note 3. Interest Expense
The following table shows the components of interest for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Interest on borrowings	$881,172	$824,386	$698,003
Less capitalized interest	(43,411)	(42,390)	(43,093)
Interest	837,761	781,996	654,910
Amortization of discounts and deferred debt issue costs	52,799	54,823	54,053
Interest expense	$890,560	$836,819	$708,963

Note 4.     Flight equipment subject to operating lease

The following table summarizes the activities for the Company’s flight equipment subject to operating lease for the year ended December 31, 2025:

(in thousands)
Net book value as of December 31, 2024	$28,170,466
Purchase of flight equipment	3,371,338
Depreciation of flight equipment	(1,223,532)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(1,230,864)
Transfer of flight equipment to investment in sales-type lease	(33,778)
Net book value as of December 31, 2025	$29,053,630

Accumulated depreciation as of December 31, 2025	(6,826,828)

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

During the year ended December 31, 2025, the Plaintiffs entered into settlement agreements with all C&P Insurers. As a result, the Company recognized an aggregate of $727.6 million in cash insurance settlement proceeds. All proceeds are recognized under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income.

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

As of February 12, 2026, the Company has recovered an aggregate of $823.2 million against its initial $791.0 million write-off of its interests in owned aircraft detained in Russia taken during the first quarter of 2022, comprised of $727.6 million in cash insurance settlement proceeds received from C&P Insurers, $64.7 million in cash insurance settlement proceeds, net of fees, received in December 2023 under Russian airline S7’s insurance policies in respect of four aircraft in the Company’s owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine, and a $30.9 million benefit recorded from the October 2022 return of one Boeing 737-8 MAX aircraft that was not operating and had been in storage in Russia since the 737 MAX grounding.

The Plaintiffs continue to have claims against certain Airlines’ Insurers in the London Litigation and will continue to vigorously pursue all available insurance claims and related insurance litigation, and all rights and remedies therein. Collection, timing and amounts of any additional insurance and related recoveries in the London Litigation remain uncertain at this time.

Note 5. Flight Equipment Held for Sale

As of December 31, 2025, the Company had 12 aircraft, with a carrying value of $529.0 million, which were classified as held for sale. The Company expects the sale of all 12 aircraft to be completed during 2026. As of December 31, 2025, the Company received an aggregate of $194.9 million in purchase deposits pursuant to sale agreements related to two of the 12 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

As of December 31, 2024, the Company had 30 aircraft, with a carrying value of $951.2 million, which were classified as held for sale.

During the year ended December 31, 2025, the Company transferred 30 aircraft from flight equipment subject to operating lease to flight equipment held for sale and completed the sale of 48 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale.

The following table summarizes the activities of the Company’s flight equipment held for sale for the year ended December 31, 2025 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2024	$951,181
Flight equipment subject to operating leases reclassified to flight equipment held for sale	1,230,864
Aircraft sales	(1,653,029)
Flight equipment held for sale as of December 31, 2025	$529,016

Note 6. Stockholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had 112,035,408 and 111,376,884 shares of Class A common stock issued and outstanding, respectively. The Company was authorized to issue up to 10,000,000 shares of Class B non-voting common stock, $0.01 par value at December 31, 2025 and December 31, 2024. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of December 31, 2025 or December 31, 2024.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), and 300,000 shares of 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2025 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of December 31, 2025	Liquidation Preference as of December 31, 2025(1)	Issue Date	Dividend Rate in Effect at December 31, 2025(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	4.650%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.000%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

Note 7. Rental Income
At December 31, 2025, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of December 31, 2025, are as follows:

(in thousands)
Years ending December 31,
2026	$2,683,447
2027	2,612,519
2028	2,475,033
2029	2,271,228
2030	2,082,461
Thereafter	7,441,921
Total	$19,566,609
The Company recorded $69.2 million, and $80.4 million in maintenance rentals and other receipts based on its lessees’ usage of the aircraft for the years ended December 31, 2025 and 2024, respectively.

The following table shows the scheduled lease terminations (for the minimum non-cancellable period which does not include contracted unexercised lease extension options) of the Company’s owned aircraft as of December 31, 2025, updated through February 12, 2026:

Aircraft Type	2026	2027	2028	2029	2030	Thereafter	Total
Airbus A220-100	—	—	—	—	—	8	8
Airbus A220-300	—	2	—	—	—	31	33
Airbus A320-200	2	1	—	1	—	13	17
Airbus A320-200neo	—	3	4	3	3	10	23
Airbus A321-200	1	3	6	5	2	—	17
Airbus A321-200neo	1	6	6	10	8	78	109
Airbus A330-200(1)	—	—	3	6	—	4	13
Airbus A330-300	—	1	1	1	1	1	5
Airbus A330-900neo	—	—	—	1	—	27	28
Airbus A350-900	—	—	—	—	—	17	17
Airbus A350-1000	—	—	—	—	—	8	8
Boeing 737-800	5	8	10	6	2	7	38
Boeing 737-8 MAX	—	4	4	1	9	53	71
Boeing 737-9 MAX	—	—	—	1	2	32	35
Boeing 777-200ER	—	1	—	—	—	—	1
Boeing 777-300ER	—	1	5	2	6	9	23
Boeing 787-9	1	—	3	4	3	15	26
Boeing 787-10	—	—	—	—	—	17	17
Embraer E190	—	—	—	—	1	—	1
Total(2)	10	30	42	41	37	330	490

(1) As of December 31, 2025 and 2024, aircraft count includes three and two Airbus A330-200 aircraft classified as freighters, respectively.
(2) As of December 31, 2025 and 2024, the Company’s owned fleet count included 12 and 30 aircraft classified as flight equipment held for sale, respectively, and 16 and 15 aircraft classified as net investments in sales-type leases, respectively.

Note 8. Concentration of Risk

Geographical and credit risks

As of December 31, 2025, all of the Company’s Rental of flight equipment revenues were generated by leasing flight equipment to foreign and domestic airlines, and the Company leased and managed aircraft to 102 customers whose principal places of business are located in 53 countries as of December 31, 2025 compared to 116 lessees in 58 countries as of December 31, 2024.

Over 95% of the Company’s aircraft are operated internationally. The following table sets forth the regional concentration based on each airline’s principal place of business of the Company’s flight equipment subject to operating leases based on net book value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,356,104	39.1%	$11,653,668	41.4%
Asia Pacific	10,602,176	36.5%	10,077,621	35.8%
Central America, South America, and Mexico	3,114,662	10.7%	2,685,098	9.5%
The Middle East and Africa	2,254,646	7.8%	1,971,448	7.0%
U.S. and Canada	1,726,042	5.9%	1,782,631	6.3%
Total	$29,053,630	100.0%	$28,170,466	100.0%

At December 31, 2025 and 2024, the Company owned and managed leased aircraft to customers in the following regions based on each airline's principal place of business:

	December 31, 2025		December 31, 2024
Region	Number of Customers(1)	% of Total	Number of Customers(1)	% of Total
Europe	45	44.1%	51	44.0%
Asia Pacific	26	25.5%	32	27.6%
The Middle East and Africa	13	12.7%	14	12.1%
U.S. and Canada	10	9.8%	11	9.5%
Central America, South America and Mexico	8	7.9%	8	6.8%
Total	102	100.0%	116	100.0%

(1) A customer is an airline with its own operating certificate.

The following table sets forth the dollar amount and percentage of the Company’s Rental of flight equipment revenues from its flight equipment subject to operating leases attributable to the indicated regions based on each airline’s principal place of business:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
Region	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total	Amount of Rental Revenue	% of Total
	(in thousands, except percentages)
Europe	$1,038,463	38.7%	$944,637	38.0%	$769,407	31.1%
Asia Pacific	1,029,664	38.3%	1,004,202	40.4%	1,156,837	46.7%
The Middle East and Africa	240,329	9.0%	206,846	8.3%	262,554	10.6%
Central America, South America and Mexico	223,273	8.3%	189,919	7.6%	156,275	6.3%
U.S. and Canada	152,790	5.7%	142,351	5.7%	132,534	5.3%
Total	$2,684,519	100.0%	$2,487,955	100.0%	$2,477,607	100.0%
For the years ended December 31, 2025 and 2024, no individual country represented at least 10% of the Company’s rental revenue based on each airline’s principal place of business; however, for the year ended December 31, 2023, China was the only individual country that represented at least 10% of the Company’s rental revenue based on each airline’s principal place of business, with rental revenues of $330.8 million.

For the years ended December 31, 2025, 2024, and 2023, no individual airline contributed more than 10% to the Company’s rental revenue.

Currency risk

The Company attempts to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency.

Note 9. Income Tax
The provision for income taxes consists of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Current:
Federal	$113,626	$37,405	$—
State	4,145	3,209	2,195
Foreign	12,537	1,918	3,463
Deferred:
Federal	91,400	16,548	309,614
State	3,155	36	343
Foreign	56,443	46,437	(176,603)
Income tax expense	$281,306	$105,553	$139,012

Income before taxes consisted of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Domestic	$1,151,087	$415,001	$658,023
Foreign	218,606	118,256	95,611
Income before taxes	$1,369,693	$533,257	$753,634

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, Basis of Preparation and Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2025 was as follows:

	Year Ended December 31, 2025
	Amount of Income Tax Expense	% of Total
	(in thousands, except percentages)
Income taxes at statutory federal rate	$287,625	21.0%
State and local income taxes, net of federal income tax effect(a)	5,767	0.4
Foreign tax effects
Ireland
Statutory rate differences between Ireland and United States	(16,159)	(1.2)
Other	233	0.1
Hong Kong
Statutory rate differences between Hong Kong and United States	(3,554)	(0.3)
Other	1,882	0.1
Other foreign jurisdictions	1,117	0.1
Tax Credits
Foreign tax credit	(3,617)	(0.3)
Non-taxable or non-deductible items
Section 162(m) limitation	10,737	0.8
Other	(2,725)	(0.2)
Income tax expense	$281,306	20.5%

(a) State taxes in California, New York State, and New York City, made up the majority (greater than 50 percent) of the tax-effect in this category.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount of Income Tax Expense	% of Total	Amount of Income Tax Expense	% of Total
	(in thousands, except percentages)
Income taxes at statutory federal rate	$111,984	21.0%	$158,264	21.0%
Effect of rates different than statutory	(12,287)	(2.3)	(18,917)	(2.5)
Foreign tax credit	(9,668)	(1.8)	(10,252)	(1.4)
Section 162(m) limitation	5,083	0.9	4,349	0.6
Foreign income taxes	1,912	0.4	3,371	0.5
State income taxes, net of federal income tax effect and other	2,564	0.5	2,005	0.2
Other	5,965	1.1	192	0.1
Income tax expense	$105,553	19.8%	$139,012	18.5%

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, Basis of Preparation and Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

December 31, 2025
(in thousands)
Domestic
Federal	$48,315
State	5,131
Foreign
Hong Kong	$4,680
Other countries	1,204
Total cash paid for income taxes, net of refunds	$59,330

As of December 31, 2025 and 2024, the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred tax assets
Net operating losses	$621,393	$561,287
Interest expense limitation	291,865	319,546
Rents received in advance	21,104	22,492
Other	31,254	23,979
Total deferred tax assets	965,616	927,304

Deferred tax liabilities
Aircraft depreciation	$(2,152,757)	$(1,919,687)
Effects of foreign jurisdiction deferred taxes	(108,560)	(148,114)
Straight-line rents	(20,969)	(31,785)
Total deferred tax liabilities	$(2,282,286)	$(2,099,586)

Net deferred tax assets/(liabilities)	$(1,316,670)	$(1,172,282)

The Company had deferred tax assets related to interest expense that was limited for federal income tax purposes of $291.9 million as of December 31, 2025, which are available indefinitely to offset taxable income in future periods. The Company also has utilized all deferred tax assets related to foreign tax credits for federal income tax purposes as of December 31, 2025.

As of December 31, 2025, the Company has a net operating loss (“NOL”) for foreign income tax and for state income tax purposes of $620.2 million (tax-effected) and $1.4 million (tax-effected, excluding the federal benefit), respectively, which are available to offset taxable income in future periods. The Company’s NOL carryforward expire in the following periods:

NOL Carryforwards (tax effected)
(in thousands)
2026-2030	$—
Thereafter	621,393
Total carryforwards	$621,393

As of December 31, 2025, the Company has deferred tax assets of $108.6 million included in Other assets in the Company’s consolidated balance sheet. The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2025 and 2024 as realization of the deferred tax asset is considered more likely than not. In assessing the realizability of the deferred tax assets, management considered whether forecasted income, together with reversals of existing deferred tax liabilities, and tax planning strategies will be sufficient to recover the deferred tax assets and tax credits in making this assessment. Management anticipates the timing differences on aircraft depreciation will reverse and be available for offsetting the reversal of deferred tax assets. As of December 31, 2025 and 2024, the Company has not recorded any liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to examinations by major tax jurisdictions for the 2021 tax year and forward. The Internal Revenue Service has informed the Company of its intent to audit tax year 2023.

Note 10. Commitments and Contingencies
Aircraft Acquisition
As of December 31, 2025, the Company had commitments to acquire a total of 218 new aircraft for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $12.6 billion. The following table shows the Company’s contractual delivery commitment schedule as of December 31, 2025:
Contractual commitment schedule

	Estimated Delivery Years
Aircraft Type	2026	2027	2028	2029	2030	Thereafter	Total
Airbus A220-100/300	3	8	14	8	—	—	33
Airbus A320/321neo(1)	20	38	34	34	—	—	126
Airbus A330-900neo	1	—	—	—	—	—	1
Boeing 737-7/8/9 MAX	23	21	2	—	—	5	51
Boeing 787-9/10	6	1	—	—	—	—	7
Total(2)	53	68	50	42	—	5	218

(1) The Company's Airbus A320/321neo aircraft orders include 13 long-range variants and 48 extra long-range variants.
(2) The table above is subject to change based on Airbus and Boeing delivery delays and reflects aircraft deliveries based on contractual documentation and production adjustments as communicated by Airbus and Boeing through February 12, 2026. The Company’s contractual delivery commitment schedule is subject to a number of factors outside its control and the Company cannot guarantee delivery of any particular aircraft at any specific time notwithstanding its contractual delivery commitment schedule.

Pursuant to its purchase agreements with Airbus and Boeing, the Company agrees to contractual delivery dates for each aircraft ordered. These dates can change for a variety of reasons, however, for the last several years, manufacturing delays have significantly impacted the planned purchases of the Company’s aircraft on order with both Airbus and Boeing. The Company has agreed to revised contractual delivery dates for its Airbus and Boeing aircraft. As of the date of this filing, Airbus and Boeing have generally met the revised delivery dates, and when delayed, the delays have been generally one or two months in duration. However, going forward, delivery delays beyond the revised delivery dates could increase as to the number of aircraft delayed and/or the length of delays.

The FAA continues to enforce a cap on Boeing’s 737 MAX production until quality control issues are resolved, although the production cap was increased modestly in October 2025. The broader aviation supply chain remains constrained impacting production capacity for both Airbus and Boeing.

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

Changes to tariff policy in the U.S. and the reaction from the U.S.’s trading partners has resulted in trade policy uncertainty and an escalation in trade tensions, resulting in significant market volatility. In April 2025, the U.S. imposed baseline tariffs on all countries and individualized higher tariffs on nations with which the U.S. assesses that it has the largest trade deficits, while retaliatory tariffs by other countries, such as China and Canada, have been imposed on U.S. products and goods; however, aircraft and aircraft parts were generally exempted. On January 29, 2026, the U.S. administration threatened to impose a 50% tariff on Canadian manufactured aircraft imported into the U.S. As of the date of this filing, such threats have not resulted in the imposition of additional tariffs. The Company currently has four aircraft placed for delivery from its orderbook that would subject to such additional tariff if implemented.

In August and September 2025, the U.S. government implemented trade frameworks with the European Union (the “E.U.”), the United Kingdom (the “U.K.”) and Japan that allow for the importation of aircraft and aircraft parts into the U.S. duty free. Generally, Boeing aircraft manufactured in the U.S. and delivered to customers in other countries may be subject to tariffs; however, the trade framework with the E.U. the U.K. and Japan preserves the zero tariff regime on Boeing and Airbus aircraft and parts imported into the U.S., the E.U., the U.K. and Japan, respectively. As of the date of this filing, the Company has no aircraft placed for delivery from its orderbook that are expected to be subject to existing tariffs. As of December 31, 2025, approximately 0.8% of the Company’s aircraft by net book value are on lease to lessees located in China, and the Company does not have any scheduled future aircraft deliveries to Chinese airline customers.

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

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate commitment (including adjustments for anticipated inflation) of approximately $12.6 billion as of December 31, 2025 are as follows:

(in thousands)
Years ending December 31,
2026	$3,514,889
2027	3,897,290
2028	2,664,213
2029	2,129,545
2030	47,000
Thereafter	298,126
Total	$12,551,063

The Company has made non-refundable deposits on flight equipment purchases of $1.1 billion and $0.8 billion as of December 31, 2025 and 2024, respectively, which are subject to manufacturer performance commitments. If the Company is unable to satisfy its purchase commitments, the Company may be forced to forfeit its deposits and may also be exposed to breach of contract claims by its lessees as well as the manufacturers.

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, Class A and Class B non-voting, have equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of December 31, 2025, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the years ended December 31, 2025, 2024, and 2023, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 727,040, 1,047,068, and 965,788 shares related to restricted stock units for which the performance metric had yet to be achieved as of December 31, 2025, 2024, and 2023, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands, except share and per share amounts)
Basic earnings per share:
Numerator
Net income	$1,088,387	$427,704	$614,622
Preferred stock dividends	(44,325)	(55,631)	(41,700)
Net income attributable to common stockholders	$1,044,062	$372,073	$572,922
Denominator
Weighted-average common shares outstanding	111,712,160	111,325,481	111,005,088
Basic earnings per share	$9.35	$3.34	$5.16
Diluted earnings per share:
Numerator
Net income	$1,088,387	$427,704	$614,622
Preferred stock dividends	(44,325)	(55,631)	(41,700)
Net income attributable to common stockholders	$1,044,062	$372,073	$572,922
Denominator
Number of shares used in basic computation	111,712,160	111,325,481	111,005,088
Weighted-average effect of dilutive securities	618,177	543,905	433,501
Number of shares used in per share computation	112,330,337	111,869,386	111,438,589
Diluted earnings per share	$9.29	$3.33	$5.14

Note 12. Other Assets

Other assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Lease incentives, net	$384,213	$420,154
Straight-line rent receivables and prepaid expenses	220,509	263,966
Lease receivables	143,025	126,750
Buyer furnished equipment	101,514	120,510
Investments in managed vehicles	88,111	80,381
Capitalized interest	74,706	81,224
Other assets	306,072	392,674
	$1,318,150	$1,485,659

Note 13. Accrued Interest and Other Payables

Accrued interest and other payables consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Purchase deposits on aircraft sales	$210,256	$366,823
Lessor contributions	277,154	280,783
Accounts payable and accrued expenses	204,336	249,167
Accrued interest	169,477	202,968
Other liabilities	151,122	173,243
	$1,012,345	$1,272,984

Note 14. Stock-based Compensation and Other Compensation

Stock-based Compensation

On May 3, 2023, the stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of December 31, 2025, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan is approximately 3,424,660. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of total shareholder return (“TSR”) goals, time based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one or two year period.

The Company recorded $48.9 million, $33.9 million, and $34.6 million of stock-based compensation expense related to RSUs for the years ended December 31, 2025, 2024, and 2023, respectively. Of the $48.9 million of stock-based compensation expense recorded for the year ended December 31, 2025, the Company recorded a $9.6 million expense related to the acceleration of certain RSUs resulting from the retirement of the Company’s Chairman from his executive role. In addition, the Company also revised the underlying vesting estimates of certain book value RSUs due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the period.

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

During the year ended December 31, 2025, the Company granted 902,812 RSUs of which 164,001 were TSR RSUs and 417,844 were book value RSUs. The following table summarizes the activities for the Company’s unvested RSUs for the year ended December 31, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested at December 31, 2024	1,720,950	$44.30
Granted	902,812	$47.86
Vested(1)	(1,212,787)	$45.88
Forfeited/canceled	(37,313)	$42.99
Unvested at December 31, 2025	1,373,662	$45.62
Expected to vest after December 31, 2025(2)	1,661,286	$44.28

(1) During the year ended December 31, 2025, 886,655 performance based RSUs and 326,132 time-based RSUs vested.
(2) Expected to vest amounts for book value based RSUs reflect probability weighted vesting estimates, net of forfeitures, while expected to vest amounts for TSR based RSUs reflect target awards outstanding, adjusted only for forfeitures, as the market condition is incorporated into grant date fair value and not subsequently reassessed.

At December 31, 2025, the outstanding RSUs are expected to vest as follows: 2026—664,287; 2027—622,970; and 2028—374,029.

As of December 31, 2025, there was $23.4 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.72 years.

Other Compensation

For the year ended December 31, 2025, the Company recorded a $9.2 million payroll expense accrual resulting from the retirement of its Chairman from his executive role, which will be payable in substantially equal installments in accordance with the Company’s normal payroll practices through May 2027. The additional payroll expense is included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income, while the liability is included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Note 15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of December 31, 2025, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $46.4 million and derivative liabilities of $2.3 million, respectively. As of December 31, 2024, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative liabilities of $38.8 million. Derivative assets are included in Other assets and derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of December 31, 2025 was $19.7 billion compared to a book value of $19.9 billion. The estimated fair value of debt financing as of December 31, 2024 was $20.1 billion compared to a book value of $20.4 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2025, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at December 31, 2025 and 2024 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 16. Aircraft Under Management

As of December 31, 2025, the Company managed 45 aircraft across three aircraft management platforms. The Company managed 26 aircraft through the Blackbird investment funds, 17 aircraft through its Thunderbolt platform and two aircraft on behalf of a financial institution.

As of December 31, 2025, the Company managed 26 aircraft on behalf of third-party investors, through two investment funds, Blackbird I and Blackbird II. These funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of December 31, 2025, the Company’s non-controlling interests in each fund was 9.5% and are accounted for under the equity method of accounting. The Company's investment in these funds aggregated $79.5 million and $71.6 million as of December 31, 2025 and 2024, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Additionally, the Company continues to manage aircraft that it sells through its Thunderbolt platform. The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. As of December 31, 2025, the Company managed 17 aircraft across two separate transactions. The Company has non-controlling interests in two of these entities of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.6 million and $8.8 million as of December 31, 2025 and 2024, respectively, and are included in Other assets on the Consolidated Balance Sheets.

During the year ended December 31, 2025, the Company’s managed platforms received cash insurance settlement proceeds related to certain of their insurance claims related to aircraft detained in Russia. As a result, during the year ended December 31, 2025, the Company recognized a benefit of $8.8 million related to recoveries of its equity interest in its managed fleet that were written off in 2022, which is included under Recoveries of Russian fleet write-off in its consolidated statement of income and comprehensive income. As of February 12, 2026, two aircraft for which the Company’s managed fleet retain title remain in Russia.

Finally, the Company also manages two aircraft for a financial institution for a fee. The Company does not have any equity interest in these financial institutions nor ownership of the aircrafts.

Note 17. Net Investment in Sales-type Lease

As of December 31, 2025, the Company had sales-type leases for 16 aircraft and one engine. As of December 31, 2024, the Company had sales-type leases for 15 aircraft and one engine.

Net investment in sales-type leases is included in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following as of December 31, 2025:

December 31, 2025
(in thousands)
Future minimum lease payments to be received	$360,235
Estimated residual values of leased flight equipment	$161,600
Less: Unearned income	$(61,029)
Net Investment in Sales-type Lease	$460,806

As of December 31, 2025, future minimum lease payments to be received on sales-type leases were as follows:

(in thousands)
Years ending December 31,
2026	$43,887
2027	43,887
2028	43,887
2029	43,887
2030	43,887
Thereafter	140,800
Total	$360,235

Note 18. Merger Agreement

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

The proposed Merger is subject to customary conditions, including without limitation, (i) the expiration or termination of the waiting period applicable to the Merger and the other transactions contemplated thereby (including the Orderbook Transfer (as defined in the Merger Agreement)) under certain non-U.S. antitrust and competition laws, and the receipt of approval of the Committee on Foreign Investment in the United States under the Defense Production Act and under certain non-U.S. investment laws, (ii) the absence of any applicable law, judgment, or other legal restraint or prohibition or binding order or determination by any governmental entity (“Legal Restraint”) that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications), (iv) each party’s performance in all material respects of its obligations under the Merger Agreement and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement. As described in more detail in “Part I — Item 3. Legal Proceedings”, several lawsuits related to the Merger were filed subsequent to the execution of the agreement by purported Class A common stockholders.

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

On December 18, 2025, the Company’s Class A common stockholders approved and adopted the Merger Agreement at a special meeting of stockholders.

Note 19. Subsequent Events

On February 10, 2026, the Company’s board of directors approved quarterly cash dividends for the Company’s Class A common stock and Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Class A Common Stock	$0.22	March 2, 2026	April 7, 2026
Series B Preferred Stock	$11.625	February 27, 2026	March 15, 2026
Series C Preferred Stock	$10.3125	February 27, 2026	March 15, 2026
Series D Preferred Stock	$15.00	February 27, 2026	March 15, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to our management, including our Chief Executive Officer and principal executive officer and our Chief Financial Officer and principal financial officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

Except as set forth below or as contained in Part I above, under “Information about our Executive Officers”, the other information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), or if no Proxy Statement is filed, an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission no later than April 30, 2026, and is incorporated herein by reference.
Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at http://www.airleasecorp.com under the “Investors” tab.

Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website at http://www.airleasecorp.com under the “Investors” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2026 Proxy Statement, or if no Proxy Statement is filed, an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, except for the information required by Item 201(d) of Regulation S-K below, will be included in our 2026 Proxy Statement, or if no Proxy Statement is filed, an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Class A common stock authorized for issuance under the Air Lease Corporation 2014 Equity Incentive Plan and Air Lease Corporation 2023 Equity Incentive Plan as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,424,660
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,424,660

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2026 Proxy Statement, or if no Proxy Statement is filed, an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our 2026 Proxy Statement, or if no Proxy Statement is filed, an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

3.    Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 1, 2025, by and among Air Lease Corporation, Gladiatora Designated Activity Company and Takeoff Merger Sub Inc.	8-K	001-35121	2.1	September 2, 2025
3.1	Restated Certificate of Incorporation of Air Lease Corporation	S-1	333-171734	3.1	January 14, 2011
3.2	Fourth Amended and Restated Bylaws of Air Lease Corporation	8-K	001-35121	3.1	March 27, 2018
3.3	Certificate of Designations with respect to the 6.150% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of Air Lease Corporation, dated March 4, 2019, filed with the Secretary of State of Delaware and effective on March 4, 2019	8-A	001-35121	3.2	March 4, 2019
3.4	Certificate of Designations with respect to the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 26, 2021, filed with the Secretary of State of Delaware and effective on February 26, 2021.	8-K	001-35121	3.1	March 2, 2021
3.5	Certificate of Designations with respect to the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated October 11, 2021, filed with the Secretary of State of Delaware and effective on October 11, 2021.	8-K	001-35121	3.1	October 13, 2021
3.6	Certificate of Designations with respect to the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, dated September 23, 2024, filed with the Secretary of State of Delaware and effective on September 23, 2024.	8-K	001-35121	3.1	September 24, 2024
3.7	Certificate of Elimination relating to the Series A Preferred Stock, dated October 17, 2024.	8-K	001-35121	3.1	October 17, 2024
4.1	Description of Capital Stock	10-K	001-35121	4.1	February 13, 2025
4.2	Form of Specimen Class A Common Stock Certificate	S-1	333-171734	4.1	March 25, 2011
4.3	Registration Rights Agreement, dated as of June 4, 2010, between Air Lease Corporation and FBR Capital Markets & Co., as the initial purchaser/placement agent	S-1	333-171734	4.2	January 14, 2011
4.4	Form of Stock Certificate representing the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	8-K	001-35121	4.1	March 2, 2021
4.5	Form of Stock Certificate representing the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-35121	4.1	October 13, 2021
4.6	Form of Certificate representing the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D.	8-K	001-35121	4.1	September 24, 2024
4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee ("October 2012 Indenture")	S-3	333-184382	4.4	October 12, 2012
4.8	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.2	March 8, 2017
4.9	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.3	November 20, 2017
5.0	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028	8-K	001-35121	4.3	September 17, 2018
5.1	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”)	S-3/A	333-224828	4.4	November 20, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
5.2	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018
5.21	Form of 2018 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018
5.22	Form of 2018 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018
5.23	Form of 2021 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 7, 2021
5.24	Form of 2021 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 7, 2021
5.25	Form of 2024 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 6, 2024
5.26	Form of 2024 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 6, 2024
5.27	Form of Note representing Air Lease Corporation’s €600,000,000 aggregate principal amount of 3.700% Medium-Term Notes, Series A, due April 15, 2030.	8-A12B	001-35121	4.1	March 27, 2024
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
10.1	Second Amended and Restated Credit Agreement, dated as of May 5, 2014, by and among Air Lease Corporation, as borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-Q	001-35121	10.5	May 8, 2014
10.2	First Amendment, dated as of June 1, 2015, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.1	June 2, 2015
10.3	Extension Agreement, dated June 1, 2015, under the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-35121	10.2	June 2, 2015
10.4	New Lender Supplement, dated September 18, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.7	February 25, 2016
10.5	New Lender Supplement, dated November 25, 2015, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent	10-K	001-35121	10.8	February 25, 2016
10.6	Second Amendment, dated as of May 27, 2016, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	June 1, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	Extension Agreement, dated May 27, 2016, among the Company, the several lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.2	June 1, 2016
10.8	New Lender Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.10	February 23, 2017
10.9	Commitment Increase Supplement, dated May 27, 2016, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 23, 2017
10.10	New Lender Supplement, dated January 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 23, 2017
10.11	New Lender Supplement, dated March 22, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	May 4, 2017
10.12	New Lender Supplement, dated March 29, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.4	May 4, 2017
10.13	Third Amendment, dated as of May 2, 2017, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 4, 2017
10.14	New Lender Supplement, dated November 6, 2017, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.8	November 9, 2017
10.15	Fourth Amendment, dated as of May 2, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 3, 2018
10.16	Commitment Increase Supplement, dated February 7, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.11	February 22, 2018
10.17	New Lender Supplement, dated February 1, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.12	February 22, 2018
10.18	New Lender Supplement, dated March 27, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.10	May 10, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19	Commitment Increase Supplement, dated October 23, 2018, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	November 8, 2018
10.20	New Lender Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.22	February 21, 2019
10.21	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.23	February 21, 2019
10.22	Commitment Increase Supplement, dated February 4, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.24	February 21, 2019
10.23	Fifth Amendment and Extension Agreement, dated May 3, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35121	10.1	May 9, 2019
10.24	New Lender Supplement, dated April 5, 2019, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.5	May 9, 2019
10.25	Commitment Increase Supplement, dated July 31, 2019, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.3	August 8, 2019
10.26	New Lender Supplement, dated January 23, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.28	February 14, 2020
10.27	New Lender Supplement, dated March 5, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-Q	001-35121	10.1	May 7, 2020
10.28	New Lender Supplement, dated February 2, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	10-K	001-35121	10.31	February 22, 2021
10.29	Sixth Amendment and Extension Agreement, dated April 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.30	New Lender Supplement, dated September 10, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	November 4, 2021
10.31	New Lender Supplement, dated November 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.31	February 17, 2022
10.32	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.32	February 17, 2022
10.33	New Lender Supplement, dated December 22, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.33	February 17, 2022
10.34	Seventh Amendment and Extension Agreement, dated April 26, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.1	May 5, 2022
10.35	Lender Extension Supplement, dated June 3, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	August 4, 2022
10.36	New Lender Supplement, dated June 27, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.3	August 4, 2022
10.37	New Lender Supplement, dated January 3, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-K	001-35121	10.37	February 16, 2023
10.38	Commitment Increase Supplement, dated March 30, 2023, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	May 5, 2023
10.39	Eighth Amendment and Extension Agreement, dated April 25, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 26, 2023
10.40	New Lender Supplement, dated October 13, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, as amended.	10-Q	001-35121	10.2	November 6, 2023

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.41	New Lender Supplement, dated December 15, 2023, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, as amended.	10-K	001-35121	10.41	February 15, 2024
10.42	Ninth Amendment and Extension Agreement, dated April 29, 2024, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35121	10.1	April 30, 2024
10.43	Tenth Amendment and Extension Agreement, dated April 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of May 5, 2014 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	May 5, 2025
10.44	New Lender Supplement, dated May 29, 2025, to the Second Amended and Restated Credit Agreement, among Air Lease Corporation, as Borrower, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-35121	10.2	August 4, 2025
10.45	Credit Agreement, dated as of December 13, 2024 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrowers, the several lenders from time to time party thereto, and Sumitomo Mitsui Trust Bank, Limited. New York Branch, as Administrative Agent.	8-K	001-35121	10.1	December 18, 2024
10.46	Joinder Agreement, dated April 24, 2025, to the Credit Agreement, dated as of December 13, 2024 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrowers, the several lenders from time to time party thereto, and Sumitomo Mitsui Trust Bank, Limited. New York Branch, as Administrative Agent.	10-Q	001-35121	10.3	August 4, 2025
10.47	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto.	8-K	001-35121	10.1	January 21, 2025
10.48	Voting Agreement, dated as of September 1, 2025, by and among Gladiatora Designated Activity Company and Steven Udvar-Házy, John Plueger, Robert Milton, Matthew Hart, Yvette Hollingsworth Clark, Cheryl Gordon Krongard, Marshall Larsen, Susan McCaw, Ian Saines, Gregory Willis and Carol Forsyte.	8-K	001-35121	10.1	September 2, 2025
10.49†	Supplemental Agreement No. 2 to Purchase Agreement No. PA-03659, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 7, 2013
10.50†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03659, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 6, 2014
10.51†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03659, dated January 30, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.19	August 4, 2016
10.52†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03659, dated August 17, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.20	August 4, 2016
10.53†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03659, dated January 15, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.21	August 4, 2016

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.54†	Letter Agreement to Purchase Agreement No. PA-03659, dated May 16, 2016 by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.22	August 4, 2016
10.55†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03659, dated December 5, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.21	February 23, 2017
10.56†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03659, dated April 14, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 9, 2017
10.57†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03659, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	November 9, 2017
10.58†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03659, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 8, 2018
10.59†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03659, dated August 24, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 8, 2018
10.60†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03659, dated April 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 9, 2019
10.61†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03659, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 9, 2019
10.62†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03659, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.43	February 14, 2020
10.63†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03659, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	May 7, 2020
10.64†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03659, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 5, 2022
10.65†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03659, dated June 18, 2023, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.12	August 3, 2023
10.66†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03659, dated September 5, 2024 by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.2	November 7, 2024
10.67†	Amendment and Restatement Agreement of Letter Agreement No. 2 to Amendment No. 10 to the A330-900neo PA, dated July 7, 2021, for Model A330-900 Aircraft.	10-Q	001-35121	10.2	November 4, 2021
10.68†	Purchase Agreement No. PA-03791, dated July 3, 2012, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 7, 2013
10.69†	Supplemental Agreement No. 1 to Purchase Agreement No. PA-03791, dated February 4, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.12	May 4, 2017
10.70†	Supplemental Agreement No. 2 to Purchase Agreement No. 03791, dated September 13, 2013, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	November 7, 2013
10.71†	Supplemental Agreement No. 3 to Purchase Agreement No. PA-03791, dated July 11, 2014, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.1	November 6, 2014

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.72†	Supplemental Agreement No. 4 to Purchase Agreement No. PA-03791, dated December 11, 2015, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.13	May 4, 2017
10.73†	Supplemental Agreement No. 5 to Purchase Agreement No. PA-03791, dated May 17, 2016, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.18	August 4, 2016
10.74†	Supplemental Agreement No. 6 to Purchase Agreement No. PA-03791, dated July 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.35	February 23, 2017
10.75†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-03791, dated October 8, 2016, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.36	February 23, 2017
10.76†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-03791, dated January 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.14	May 4, 2017
10.77†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-03791, dated February 28, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.15	May 4, 2017
10.78†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-03791, dated April 7, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 3, 2017
10.79†	Supplemental Agreement No. 11 to Purchase Agreement No. PA-03791, dated May 10, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	August 3, 2017
10.80†	Supplemental Agreement No. 12 to Purchase Agreement No. PA-03791, dated May 30, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	August 3, 2017
10.81†	Supplemental Agreement No. 13 to Purchase Agreement No. PA-03791, dated July 20, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	August 3, 2017
10.82†	Supplemental Agreement No. 14 to Purchase Agreement No. PA-03791, dated July 31, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 9, 2017
10.83†	Supplemental Agreement No. 15 to Purchase Agreement No. PA-03791, dated August 18, 2017, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.5	November 9, 2017
10.84†	Supplemental Agreement No. 16 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 8, 2018
10.85†	Supplemental Agreement No. 17 to Purchase Agreement No. PA-03791, dated March 29, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 10, 2018
10.86†	Supplemental Agreement No. 18 to Purchase Agreement No. PA-03791, dated August 6, 2018, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	November 8, 2018
10.87†	Supplemental Agreement No. 19 to Purchase Agreement No. PA-03791, dated October 26, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.67	February 21, 2019
10.88†	Supplemental Agreement No. 20 to Purchase Agreement No. PA-03791, dated December 10, 2018, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.68	February 21, 2019
10.89†	Supplemental Agreement No. 21 to Purchase Agreement No. PA-03791, dated February 8, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	May 9, 2019

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.90†	Supplemental Agreement No. 22 to Purchase Agreement No. PA-03791, dated March 4, 2019, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.8	May 9, 2019
10.91†	Supplemental Agreement No. 23 to Purchase Agreement No. PA-03791, dated June 26, 2019, by and between Air Lease Corporation and The Boeing Company.	10-Q	001-35121	10.6	August 9, 2019
10.92†	Supplemental Agreement No. 24 to Purchase Agreement No. PA-03791, dated October 2, 2019, by and between Air Lease Corporation and The Boeing Company.	10-K	001-35121	10.82	February 14, 2020
10.93†	Supplemental Agreement No. 25 to Purchase Agreement No. PA-03791, dated February 28, 2020, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.2	May 7, 2020
10.94†	Supplemental Agreement No. 26 to Purchase Agreement No. PA-03791, dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.91	February 22, 2021
10.95†	Supplemental Agreement No. 27 to Purchase Agreement No. PA-03791, dated April 6, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.7	August 5, 2021
10.96†	Supplemental Agreement No. 28 to Purchase Agreement No. PA-03791, dated July 22, 2021, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.6	November 4, 2021
10.97†	Supplemental Agreement No. 29 to Purchase Agreement No. PA-03791, dated November 19, 2021, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.98	February 17, 2022
10.98†	Supplemental Agreement No. 30 to Purchase Agreement No. PA-03791, dated February 16, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.9	May 5, 2022
10.99†	Supplemental Agreement No. 31 to Purchase Agreement No. PA-03791, dated March 31, 2022, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.10	May 5, 2022
10.100†	Supplemental Agreement No. 32 to Purchase Agreement No. PA-03791, dated October 18, 2022, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.106	February 16, 2023
10.101†	Supplemental Agreement No. 33 to Purchase Agreement No. PA-03791, dated December 5, 2022, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.107	February 16, 2023
10.102†	Supplemental Agreement No. 34 to Purchase Agreement No. PA-03791, dated November 29, 2023, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.115	February 15, 2024
10.103†	Supplemental Agreement No. 35 to Purchase Agreement No. PA-03791, dated December 20, 2024, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.120	February 13, 2025
10.104†	Supplemental Agreement No. 36 to Purchase Agreement No. PA-03791, dated April 9, 2025, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.4	August 4, 2025
10.105†	Supplemental Agreement No. 37 to Purchase Agreement No. PA-03791, dated September 19, 2025, by and between Air Lease Corporation and The Boeing Company	10-Q	001-35121	10.3	November 3, 2025
10.106†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.92	February 22, 2021
10.107†	Letter Agreement dated December 30, 2020, by and between Air Lease Corporation and The Boeing Company	10-K	001-35121	10.93	February 22, 2021

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.108†	A320 NEO Family Purchase Agreement, dated May 10, 2012, by and between Air Lease Corporation and Airbus S.A.S. (“A320 NEO Family Purchase Agreement”)	10-Q	001-35121	10.2	August 9, 2012
10.109†	Amendment No. 1 to A320 NEO Family Purchase Agreement, dated December 28, 2012, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	August 4, 2016
10.110†	Amendment No. 2 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 6, 2014
10.111†	Amendment No. 3 to A320 NEO Family Purchase Agreement, dated July 14, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 6, 2014
10.112†	Amendment No. 4 to A320 NEO Family Purchase Agreement, dated October 10, 2014, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2016
10.113†	Amendment No. 5 to the A320 NEO Family Purchase Agreement, dated March 3, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.4	September 2, 2016
10.114†	Amendment No. 6 to the A320 NEO Family Purchase Agreement, dated March 18, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	August 4, 2016
10.115†	Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated November 9, 2015, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2016
10.116†	Amendment No. 8 to the A320 NEO Family Purchase Agreement, dated January 8, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	August 4, 2016
10.117†	Amendment No. 9 to the A320 NEO Family Purchase Agreement, dated April 4, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.12	August 4, 2016
10.118†	Amendment No. 10 to the A320 NEO Family Purchase Agreement, dated April 12, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.13	August 4, 2016
10.119†	Amendment No. 11 to the A320 NEO Family Purchase Agreement, dated June 2, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.14	August 4, 2016
10.120†	Amendment No. 12 to A320 NEO Family Purchase Agreement, dated August 17, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.9	May 4, 2017
10.121†	Amendment No. 13 to A320 NEO Family Purchase Agreement, dated December 20, 2016, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	May 4, 2017
10.122†	Amendment No. 14 to A320 NEO Family Purchase Agreement, dated March 3, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.11	May 4, 2017
10.123†	Amendment No. 15 to A320 NEO Family Purchase Agreement, dated April 10, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	August 3, 2017
10.124†	Amendment No. 16 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 3, 2017
10.125†	Amendment No. 17 to A320 NEO Family Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 3, 2017

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.126†	Amendment No. 18 to A320 NEO Family Purchase Agreement, dated July 12, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 3, 2017
10.127†	Amendment No. 19 to A320 NEO Family Purchase Agreement, dated July 31, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 9, 2017
10.128†	Amendment No. 20 to A320 NEO Family Purchase Agreement, dated September 29, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2017
10.129†	Amendment No. 21 to A320 NEO Family Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.75	February 22, 2018
10.130†	Amendment No. 22 to A320 NEO Family Purchase Agreement, dated February 16, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 10, 2018
10.131†	Amendment No. 23 to A320 NEO Family Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.92	February 21, 2019
10.132†	Amendment No. 24 to A320 NEO Family Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.107	February 14, 2020
10.133†	Amendment No. 25 to A320 NEO Family Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.108	February 14, 2020
10.134†	Amendment No. 26 to A320 NEO Family Purchase Agreement, dated April 7, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 6, 2020
10.135†	Amendment No. 27 to A320 NEO Family Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 9, 2020
10.136†	Amendment No. 28 to A320 NEO Family Purchase Agreement, dated December 22, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.122	February 22, 2021
10.137†	Amendment No. 29 to A320 NEO Family Purchase Agreement, dated December 24, 2020, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.123	February 22, 2021
10.138†	Amendment No. 30 to A320 NEO Family Purchase Agreement, dated April 28, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 5, 2021
10.139†	Amendment No. 31 to A320 NEO Family Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 5, 2021
10.140†	Amendment No. 32 to A320 NEO Family Purchase Agreement, dated July 31, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	November 4, 2021
10.141†	Amendment No. 33 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.134	February 17, 2022
10.142†	Amendment No. 34 to A320 NEO Family Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.135	February 17, 2022
10.143†	Amendment No. 35 to A320 NEO Family Purchase Agreement, dated February 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 5, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.144†	Amendment No. 36 to A320 NEO Family Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.7	May 5, 2022
10.145†	Amendment No. 37 to A320 NEO Family Purchase Agreement, dated June 16, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 4, 2022
10.146†	Amendment No. 38 to A320 NEO Family Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.148	February 16, 2023
10.147†	Amendment No. 39 to A320 NEO Family Purchase Agreement, dated February 29, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	May 6, 2024
10.148†	Amendment No. 40 to A320NEO Family Purchase Agreement, dated April 15, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 1, 2024
10.149†	Amendment No. 41 to the A320 NEO Family Purchase Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.1	November 7, 2024
10.150†	Amendment No. 42 to the A320 NEO Family Purchase Agreement dated September 6, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	November 7, 2024
10.151†	Amendment No. 43 to the A320 NEO Family Purchase Agreement dated May 20, 2025, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.5	August 4, 2025
10.152†	Amendment No. 44 to the A320 NEO Family Purchase Agreement dated June 6, 2025, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	August 4, 2025
10.151†	Agreement dated June 20, 2023, by and between Airbus S.A.S. and Air Lease Corporation.	10-Q	001-35121	10.13	August 3, 2023
10.152†	Amendment No. 1 to the Agreement dated February 29, 2024, by and between Airbus S.A.S. and Air Lease Corporation.	10-Q	001-35121	10.3	May 6, 2024
10.153†	Amendment No. 2 to the Agreement dated April 15, 2024, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.	10-Q	001-35121	10.3	August 1, 2024
10.154†	Amendment No. 3 to Agreement dated July 24, 2024, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.	10-Q	001-35121	10.3	November 7, 2024
10.155†	Amendment No. 4 to Agreement dated July 24, 2024, among Airbus S.A.S., Airbus Canada Limited Partnership and Air Lease Corporation.	10-Q	001-35121	10.9	August 4, 2025
10.156†	A330-900 NEO Purchase Agreement, dated March 3, 2015, between Air Lease Corporation and Airbus S.A.S.	10-Q/A	001-35121	10.1	September 2, 2016
10.157†	Amendment No. 1 to the A330-900 NEO Purchase Agreement, dated May 31, 2016, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.17	August 4, 2016
10.158†	Amendment No. 2 to A330-900 NEO Purchase Agreement, dated June 19, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	August 3, 2017
10.159†	Amendment No. 3 to A330-900 NEO Purchase Agreement, dated October 2, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.79	February 22, 2018
10.160†	Amendment No. 4 to A330-900 NEO Purchase Agreement, dated December 27, 2017, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.80	February 22, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.161†	Amendment No. 5 to A330-900 NEO Purchase Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.98	February 21, 2019
10.162†	Amendment No. 6 to A330-900 NEO Purchase Agreement, dated February 27, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.6	May 9, 2019
10.163†	Amendment No. 7 to A330-900 NEO Purchase Agreement, dated August 8, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.2	November 7, 2019
10.164†	Amendment No. 8 to A330-900 NEO Purchase Agreement, dated October 18, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.117	February 14, 2020
10.165†	Amendment No. 9 to A330-900 NEO Purchase Agreement, dated December 20, 2019, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.118	February 14, 2020
10.166†	Amendment No. 10 to the A330-900 NEO Purchase Agreement, dated June 14, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	August 6, 2020
10.167†	Amendment No. 11 to the A330-900 NEO Purchase Agreement, dated August 31, 2020, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 9, 2020
10.168†	Amendment No. 12 to the A330-900 NEO Purchase Agreement, dated October 2, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.136	February 22, 2021
10.169†	Amendment No. 13 to the A330-900 NEO Purchase Agreement, dated December 24, 2020, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.137	February 22, 2021
10.170†	Amendment No. 14 to the A330-900 NEO Purchase Agreement, dated December 13, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.150	February 17, 2022
10.171†	Amendment No. 15 to the A330-900 NEO Purchase Agreement, dated December 20, 2021, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.151	February 17, 2022
10.172†	Amendment No. 16 to the A330-900 NEO Purchase Agreement, dated November 6, 2023, between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.173	February 15, 2024
10.173†	Amendment No. 17 to the A330-900 NEO Purchase Agreement, dated June 6, 2025, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.8	August 4, 2025
10.173†	Agreement, dated December 31, 2018, by and between Air Lease Corporation and Airbus S.A.S.	10-K	001-35121	10.99	February 21, 2019
10.174†	Amendment No. 1 to Agreement, dated October 30, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.120	February 14, 2020
10.175†	Amendment No. 2 to Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.121	February 14, 2020
10.176†	Amendment No. 3 to Agreement, dated August 31, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.2	November 9, 2020
10.177†	Amendment No. 4 to Agreement, dated December 22, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.142	February 22, 2021
10.178†	Amendment No. 5 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.157	February 17, 2022
10.179†	Amendment No. 6 to Agreement, dated January 31, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	May 5, 2022

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.181†	Agreement, dated December 20, 2019, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.122	February 14, 2020
10.182†	Amendment No. 1 to Agreement, dated June 14, 2020, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.3	August 6, 2020
10.183†	Amendment No. 2 to Agreement, dated October 2, 2020, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.145	February 22, 2021
10.184†	Amendment No. 3 to Agreement, dated April 6, 2021, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.6	August 5, 2021
10.185†	Amendment No. 4 to Agreement, dated July 7, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.3	November 4, 2021
10.186†	Amendment No. 5 to the Agreement, dated July 31, 2021, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 4, 2021
10.187†	Amendment No. 6 to the Agreement, dated March 25, 2022, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	May 5, 2022
10.180†	Amendment No. 7 to Agreement, dated November 6, 2023, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.181	February 15, 2024
10.182†	Amendment No. 8 to Agreement, dated June 26, 2025, between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.10	August 4, 2025
10.183†	Agreement, dated December 20, 2019, among Airbus S.A.S. and Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.123	February 14, 2020
10.184†	Amendment No. 1 to Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.165	February 17, 2022
10.185†	Amendment No. 2 to Agreement, dated January 11, 2022, between Airbus S.A.S. and Air Lease Corporation	10-Q	001-35121	10.1	May 5, 2022
10.186†	Amendment No. 3 to Agreement, dated November 6, 2023, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.192	February 15, 2024
10.187†	A220 Purchase Agreement, dated December 20, 2019, by and between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.124	February 14, 2020
10.188†	Amendment No. 1 to the A220 Purchase Agreement, dated August 31, 2020, by and between Air Lease Corporation and Airbus Canada Limited Partnership	10-Q	001-35121	10.5	November 9, 2020
10.189†	Amendment No. 2 to the A220 Purchase Agreement, dated April 6, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	August 5, 2021
10.190†	Amendment No. 3 to the A220 Purchase Agreement, dated June 3, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.3	August 5, 2021
10.191†	Amendment No. 4 to the A220 Purchase Agreement, dated December 20, 2021, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-K	001-35121	10.170	February 17, 2022
10.192†	Amendment No. 5 to the A220 Purchase Agreement, dated March 25, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	May 5, 2022
10.193†	Amendment No. 6 to the A220 Purchase Agreement, dated July 15, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.1	November 3, 2022
10.194†	Amendment No. 7 to the A220 Purchase Agreement, dated August 31, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.2	November 3, 2022
10.195†	Amendment No. 8 to the A220 Purchase Agreement, dated October 3, 2022, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-K	001-35121	10.190	February 16, 2023

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.196†	Amendment No. 9 to the A220 Purchase Agreement, dated July 6, 2023, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.1	November 6, 2023
10.197†	Amendment No. 10 to the A220 Purchase Agreement, dated February 29, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.4	May 6, 2024
10.198†	Amendment No. 11 to the A220 Purchase Agreement, dated May 22, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.4	August 1, 2024
10.199†	Amendment No. 12 to the A220 Purchase Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.5	November 7, 2024
10.200†	Amendment No. 13 to the A220 Purchase Agreement, dated June 6, 2025, by and between Air Lease Corporation and Airbus Canada Limited Partnership.	10-Q	001-35121	10.7	August 4, 2025
10.201†	Amendment and Restatement Agreement of Letter Agreement No. 1 to the A220 Purchase Agreement	10-K	001-35121	10.219	February 13, 2025
10.202†	Agreement, dated July 24, 2024, by and between Air Lease Corporation and Airbus S.A.S.	10-Q	001-35121	10.4	November 7, 2024
10.203†	2021 Agreement, dated December 20, 2021, between Airbus S.A.S. and Air Lease Corporation	10-K	001-35121	10.171	February 17, 2022
10.204†	2024 Agreement, dated December 10, 2024, between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.222	February 13, 2025
10.205†	2024 Agreement, dated December 10, 2024, between Airbus Canada Limited Partnership and Air Lease Corporation	10-K	001-35121	10.223	February 13, 2025
10.206†	2024 Agreement, dated December 20, 2024, between Airbus S.A.S and Air Lease Corporation	10-K	001-35121	10.224	February 13, 2025
10.207†	Amendment No. 1 dated June 26, 2025, between Airbus S.A.S and Air Lease Corporation	10-Q	001-35121	10.11	August 4, 2025
10.208§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019	8-K	001-35121	10.3	June 7, 2019
10.209§	Air Lease Corporation Annual 2025 Cash Bonus Plan	10-K	001-35121	10.227	February 13, 2025
10.210§	Air Lease Corporation 2014 Equity Incentive Plan	10-Q	001-35121	10.2	May 8, 2014
10.211§	Air Lease Corporation 2023 Equity Incentive Plan	8-K	001-35121	10.1	May 5, 2023
10.212§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement (Deferral) for Non-Employee Directors under the Air Lease Corporation 2014 Equity Incentive Plan	10-K	001-35121	10.41	February 26, 2015
10.213§	Form of Grant Notice (Deferral) and Form of Restricted Stock Units Award Agreement for non-employee directors under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning May 9, 2018	10-Q	001-35121	10.3	August 9, 2018
10.214§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.3	May 10, 2018
10.215§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for Messrs. John L. Plueger and Steven F. Udvar-Házy under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.1	May 10, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.216§	Form of Grant Notice and Form of Book Value and Total Stockholder Return Restricted Stock Units Award Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.2	May 10, 2018
10.217§	Form of Grant Notice (Time-Based Vesting) and Form of Restricted Stock Units Award (Time-Based Vesting) Agreement for officers (Executive Vice President and below) and other employees under the Air Lease Corporation 2014 Equity Incentive Plan, for awards granted beginning February 20, 2018	10-Q	001-35121	10.4	May 4, 2017
10.218§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Non-employee Director Restricted Stock Units	10-Q	001-35121	10.3	August 3, 2023
10.219§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Non-employee Director Restricted Stock Units (Deferral)	10-Q	001-35121	10.4	August 3, 2023
10.220§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units	10-Q	001-35121	10.5	August 3, 2023
10.221§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units	10-Q	001-35121	10.6	August 3, 2023
10.222§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units	10-Q	001-35121	10.7	August 3, 2023
10.223§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)	10-Q	001-35121	10.8	August 3, 2023
10.224§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units	10-Q	001-35121	10.9	August 3, 2023
10.225§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units	10-Q	001-35121	10.10	August 3, 2023
10.226§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units	10-Q	001-35121	10.11	August 3, 2023
10.227§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units	10-K	001-35121	10.245	February 13, 2025
10.228§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units	10-K	001-35121	10.246	February 13, 2025
10.229§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units	10-K	001-35121	10.247	February 13, 2025
10.230§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)	10-K	001-35121	10.248	February 13, 2025
10.231§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units	10-K	001-35121	10.249	February 13, 2025
10.232§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units	10-K	001-35121	10.250	February 13, 2025

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.233§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units	10-K	001-35121	10.251	February 13, 2025
10.234§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger	10-Q	001-35121	10.3	August 4, 2016
10.235§	Air Lease Corporation Executive Severance Plan, adopted February 22, 2017, as amended on May 3, 2017	10-Q	001-35121	10.1	May 4, 2017
10.236§	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011
10.237§	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020	10-Q	001-35121	10.5	May 7, 2020
10.238§	Air Lease Corporation Non-Employee Director Compensation (as amended May 2, 2025)	10-Q	001-35121	10.14	August 4, 2025
10.239§	Employment Agreement between ALC Aircraft Limited and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.213	February 16, 2023
10.240§	Letter Agreement between Air Lease Corporation and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.215	February 16, 2023
10.241§	Amendment, dated April 16, 2025, to the Employment Agreement between ALC Aircraft Limited and John L. Plueger.	10-Q	001-35121	10.3	May 5, 2025
10.242§	Letter Agreement, by and among Air Lease Corporation, ALC Aircraft Limited and Steven Udvar-Házy, dated March 13, 2025.	8-K	001-35121	10.1	March 13, 2025
10.243§	Employment Agreement between ALC Aircraft Limited and Kishore Korde, dated October 2, 2025.	10-Q	001-35121	10.4	November 3, 2025
10.244§	Letter Agreement between Air Lease Corporation and Kishore Korde, dated October 2, 2025.	10-Q	001-35121	10.5	November 3, 2025
10.245§	Employment Agreement between ALC Aircraft Limited and David Beker, dated October 2, 2025.	10-Q	001-35121	10.6	November 3, 2025
10.246§	Letter Agreement between Air Lease Corporation and David Beker, dated October 2, 2025.	10-Q	001-35121	10.7	November 3, 2025
10.247§	Form of Acceleration and Clawback Agreement	8-K	001-35121	10.1	January 6, 2026
19.1	Air Lease Corporation Insider Trading Policy	10-K	001-35121	19.1	February 13, 2025
21.1	List of Significant Subsidiaries of Air Lease Corporation				Filed herewith
23.1	Consent of Independent Registered Accounting Firm				Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
97.1§	Incentive Compensation Recoupment Policy	10-K	001-35121	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2026.

AIR LEASE CORPORATION

By:	/s/ Gregory B. Willis
Gregory B. Willis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven F. Udvar-Házy	Chairman of the Board of Directors	February 12, 2026
Steven F. Udvar-Házy

/s/ John L. Plueger	Chief Executive Officer and President (Principal Executive Officer)	February 12, 2026
John L. Plueger

/s/ Matthew J. Hart	Director	February 12, 2026
Matthew J. Hart

/s/ Yvette Hollingsworth Clark	Director	February 12, 2026
Yvette Hollingsworth Clark

/s/ Cheryl Gordon Krongard	Director	February 12, 2026
Cheryl Gordon Krongard

Director
Marshall O. Larsen

Director
Susan R. McCaw

/s/ Robert A. Milton	Director	February 12, 2026
Robert A. Milton

/s/ Ian M. Saines	Director	February 12, 2026
Ian M. Saines