Form 10-K/A
period 2025-12-31
SUMISHO AIR LEASE CORP
filed 2026-04-30
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-35121

SUMISHO AIR LEASE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1840403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Avenue of the Stars, Suite 1000N
Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code):
(310) 553-0555
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
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
of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates
was approximately $6.1 billion on June 30, 2025, based upon the last reported sales price on the New York Stock Exchange. As of April 30, 2026, there were 200 shares of the registrant’s Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On April 8, 2026, pursuant to the previously announced Agreement and Plan of Merger, dated as of September 1, 2025 (the “Merger Agreement”), by and among Sumisho Air Lease Corporation (formerly known as Air Lease Corporation) (the “Company,” “we,” “our,” or “us”), Sumisho Air Lease Corporation Designated Activity Company, an Irish private limited company (“Parent”), and Takeoff Merger Sub Inc., a Delaware corporation (“Merger Sub”), Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect subsidiary of Parent. The Merger became effective on April 8, 2026 (the “Effective Time”) pursuant to the Certificate of Merger that was filed with the Delaware Secretary of State on such date.
At the Effective Time, each share of the Class A common stock of the Company, par value $0.01 per share (the “Class A Common Stock”), issued and outstanding immediately prior to the Effective Time, other than shares that were canceled or converted into shares of the surviving corporation pursuant to the Merger Agreement, was converted into the right to receive $65.00 per share of the Class A Common Stock, in cash, without interest and less any required withholding taxes.
On February 12, 2026, the Company filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (the “2025 Form
10-K”)
with the U.S. Securities and Exchange Commission (the “SEC”). The Company does not intend to hold a public annual meeting of stockholders in 2026 as a result of the Merger. The Company is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) pursuant to General Instruction G(3) of Form
10-K
to include in Part III the information that was not included in the 2025 Form
10-K
because it does not intend to file a proxy statement for its 2026 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2025. This Amendment amends and restates in its entirety the cover page, and Items 10 through 14 of Part III of the 2025 Form
10-K,
to include information previously omitted from the 2025 Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not amend, modify or update the other disclosures in the 2025 Form
10-K.
The 2025 Form
10-K
continues to reflect information as of the date of the 2025 Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2025 Form
10-K,
including the completion of the Merger. This Amendment should be read in conjunction with the 2025 Form
10-K
and with our other filings with the SEC.

FORWARD LOOKING STATEMENTS

This Amendment contains both historical and forward-looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” in our 2025 Form 10-K. Other risks, uncertainties or other factors, or updates to those discussed herein, may be described in our other filings with the SEC, including our reports on Form 10-Q and Form 8-K. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not intend and undertake no obligation to update any forward-looking information to reflect actual results or events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

In connection with the Merger and effective as of the Effective Time, each of the prior members of the board of directors of the Company (the “Board of Directors”) were removed from the Board and from any and all committees of the Board on which they served and ceased to be directors of the Company. Additionally, in connection with the Merger and effective immediately after the Effective Time, each of Noriyuki (Nori) Hiruta, Sabrina Lemmens and David Swan, were appointed to serve as directors of the Company until his or her earlier death, disqualification, resignation or removal. A summary of each of our current directors’ principal occupations, recent professional experience, directorships at other public companies for at least the past five years, and certain other qualifications is provided below. No arrangement or understanding exists between any of our current directors and any other person or persons pursuant to which any director was selected to serve as a director. There are no family relationships among any of our directors and executive officers.

Noriyuki (Nori) Hiruta, Director and Chief Executive Officer, President and Secretary

Mr. Hiruta, 59, has served as our Chief Executive Officer, President and Secretary since the consummation of the Merger. Prior to the consummation of the Merger, Mr. Hiruta served as Chairman of SMBC Aviation Capital from May 2023 until January 2026 when he stepped down in anticipation of his role at the Company. Prior to that, Mr. Hiruta held the position of General Manager of Lease & Business Development Department at Sumitomo Corporation. During Mr. Hiruta’s career between 1989 and 2023, he had held several roles in Sumitomo Corporation, including General Manager of Aircraft & Engine Leasing Department, General Manager of Aerospace Business Department at Sumitomo Corporation Europe and Joint General Manager of Aviation Capital Department at Sumitomo Mitsui Finance & Leasing Co., Ltd. Mr. Hiruta was also a key member of the acquisition team who managed the takeover of SMBC Aviation Capital from RBS in 2012, where he worked as Manager in Leasing Business Department at Sumitomo. Mr. Hiruta holds a Bachelor of Economics from the University of Osaka and a Master of Business Administration from the University of Chicago.

David Swan, Director and Chief Commercial Officer

Mr. Swan, 56, has served as our Chief Commercial Officer since the consummation of the Merger. Prior to the consummation of the Merger, Mr. Swan served in a range of senior leadership positions at SMBC Aviation Capital since 2002, including most recently as Chief Operations and Sustainability Officer, and served on the board of directors of SMBC Aviation Capital from 2007 until January 2026. Mr. Swan has over 30 years of aircraft finance and leasing experience, five years of which were in Hong Kong, leading the APAC region for a large European bank. Mr. Swan has also served on a number of industry, government, educational and charity boards. Mr. Swan studied International Business & Economics at Trinity College Dublin and has completed a number of Advanced Management Programs at Harvard and London Business Schools.

Sabrina Lemmens, Director and Chief Financial Officer

Ms. Lemmens, 48, has served as our Chief Financial Officer since the consummation of the Merger. Prior to the consummation of the Merger, Ms. Lemmens served as Senior Vice President and Controller of the Company. Ms. Lemmens has over 15 years of aircraft leasing experience since joining the Company in 2011. Prior to joining the Company, Ms. Lemmens spent six years at Amgen Inc. in managerial positions within the Accounting and International Tax and Transfer Pricing Departments. Before her time in Amgen, Ms. Lemmens spent three years at PricewaterhouseCoopers LLP in their financial services practice. Ms. Lemmens is a Certified Public Accountant, licensed in the state of California and received her Bachelor of Arts from California State University, Fullerton and her Master in accounting from the University of Southern California.

Audit Committee

Prior to the consummation of the Merger, the Company had a separately-designated standing audit committee. The members of the audit committee immediately prior to the Merger were Mr. Hart (Chair), Ms. Hollingsworth Clark, Mr. Milton and Mr. Saines. The Board of Directors previously determined that each member of the audit committee immediately prior to the Merger was “financially literate” under applicable rules of the NYSE and was an “audit committee financial expert,” as defined under the rules and regulations of the SEC. In addition, each member of the audit committee immediately prior to the Merger also met the enhanced independence requirements pursuant to Rule 10A-3(b)(i) of the Securities Exchange Act and NYSE rules for purposes of serving on an audit committee.

Following the consummation of the Merger, none of our Class C Common Stock or debt securities are listed on the NYSE or any other national securities exchange and we are therefore not required to have an independent audit committee. As a result, our Board of Directors does not currently have a separately-designated standing audit committee.

Executive Officers of the Company

The names of the executive officers of the Company and their ages and titles immediately prior to the consummation of the Merger are set forth in the table below. All of our executive officers immediately prior to the consummation of the Merger were employed by us during the past five years.

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

The names of the executive officers of the Company and their ages and titles as of the date of this Amendment are set forth in the table below. Following the consummation of the Merger, each of Mr. Hiruta, Ms. Lemmens and Mr. Swan were appointed as executive officers and their biographical information is set forth above under “Directors of the Company”. In addition, the executive officers of the Company immediately prior to the consummation of the Merger each hold the same position and title following consummation of the Merger and as of the date of filing of this Amendment other than John Plueger, Carol Forsyte, Gregory Willis, Grant Levy, and John Poerschke were terminated without cause immediately following the Effective Time.

Name	Age	Company Position
Noriyuki (Nori) Hiruta	59	Chief Executive Officer, President, Secretary and Director

David Swan	56	Chief Commercial Officer and Director

Sabrina Lemmens	48	Chief Financial Officer and Director

Alex A. Khatibi	65	Executive Vice President, Marketing

Kishore Korde	52	Executive Vice President, Marketing

David Beker	48	Executive Vice President, Marketing

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at http://www. sumisho.aero under the “Investors” tab.

Within the time period required by the Securities and Exchange Commission, we will post on our website at http://www.sumisho.aero under the “Investors” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Change in Procedures for Nomination of Director Candidates
Our Fourth Amended and Restated Bylaws included an advanced notice provision, which required written notice of nominations for directors and any other business proposed by a stockholder to be received by the Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the most recent annual stockholders meeting (so long as the most recent annual stockholders meeting is held no more than 30 days before and no more than 70 days after such anniversary). Our Fifth Amended and Restated Bylaws, which were adopted upon the consummation of the Merger, do not contain an advance notice provision and our Board of Directors do not currently have any policies or procedures in place regarding nominations for directors and other business proposed by our sole stockholder.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all of our directors, officers, employees, any other persons, such as contractors or consultants whom our General Counsel designates as subject to the Insider Trading Policy, as well as Related Persons (as defined in the Insider Trading Policy). We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Amendment.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis should be read together with the executive compensation tables that follow, which disclose the compensation awarded to, earned by or paid to our NEOs (as defined below) in 2025.
Our Named Executive Officers
This Compensation Discussion and Analysis (“CD&A”) describes and analyzes our executive compensation philosophy and programs as in effect prior to the consummation of the Merger, the decisions made by the leadership development and compensation committee under those programs and the factors considered by the leadership development and compensation committee in making those decisions. This CD&A focuses on the compensation paid for 2025 to the following named executive officers (collectively, the “NEOs” and all NEOs other than
Mr. Udvar-Hazy,
the “2025 FYE NEOs”):

Executive Officers		Role
John L. Plueger	Former Chief Executive Officer and President (terminated in connection with the Merger on April 8, 2026)	Mr. Plueger was responsible for overseeing the Company’s overall day-to-day management and the Company’s strategic direction

Grant A. Levy	Former Executive Vice President, Marketing and Commercial Affairs (terminated in connection with the Merger on April 8, 2026)	Mr. Levy was the co-head of our manufacturer relations group, which negotiated our aircraft and engine purchases with the airframe and engine manufacturers

Carol Forsyte	Former Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary (terminated in connection with the Merger on April 8, 2026)	Ms. Forsyte was responsible for overseeing all aspects of the Company’s legal operations, including corporate governance and compliance matters

Gregory B. Willis	Former Executive Vice President and Chief Financial Officer (terminated in connection with the Merger on April 8, 2026)	Mr. Willis was responsible for overseeing all aspects of the Company’s finance function. This included developing and maintaining key relationships with the Company’s debt and equity investors, banks and credit rating agencies. Mr. Willis also oversaw the Accounting, Treasury, Managed Business, Tax, Investor Relations and Information Technology functions within the Company

Kishore Korde	Executive Vice President, Marketing	Prior to the Merger, Mr. Korde was responsible for managing airline relationships around the globe, including the Caribbean, Southern Europe, Africa, Israel, South Asia, South-East Asia, Australia and the Pacific islands. Mr. Korde’s responsibilities included creating aircraft placement strategies and assisting lessees in their fleet planning.

Steven F. Udvar-Házy	Former Executive Chairman of the Board (retired from his executive role on May 1, 2025)	Mr. Udvar-Házy previously served in a full-time executive role focused mainly on overseeing customer relationships and transactions and our OEM relationships

Compensation Philosophy: Pay for Performance

Pay for performance is an essential element of our compensation philosophy. Our executive compensation program is designed for a company with a small team of talented individuals with extensive industry experience who manage and lead a highly capital-intensive business. We accomplished this in 2025 by tying compensation to the achievement of performance metrics based on our 2025 financial plan that promoted the creation of stockholder value and by designing compensation to reward and retain our small number of high-caliber executives in a competitive market. This balancing of objectives is demonstrated by the substantial portion of our executives’ compensation that is variable and at risk based on individual and Company performance. The charts below illustrate the allocation of 2025 compensation components at target for our CEO and other 2025 FYE NEOs as a group:

In addition, for 2025, all of our employees in the U.S. (and to the extent permissible outside the U.S.) were eligible to receive RSUs and our employees and independent directors owned approximately 6% of our outstanding Class A Common Stock as of April 7, 2026, immediately prior to the Merger. We believe that this significant ownership by our employees and independent directors helped ensure alignment of our executives with the interests of our common stockholders and that our compensation program was designed to drive sustainable growth, in each case, prior to the Merger.

Prior to the Merger, our compensation structure and pay for performance philosophy incentivized our 160-employee team to deliver outstanding long-term performance at a very low cost to common stockholders. The chart below shows our total revenues and net income attributable to common stockholders per employee as of December 31, 2025 as compared to the average of our 2025 custom benchmark group:

Executive Compensation Program

The leadership development and compensation committee designed our 2025 compensation program in February 2025 to incentivize, reward and retain leaders who created long-term value for our stockholders. Material components of our 2025 compensation program are included in the chart below.

Pay Element	Form	Metrics and Objectives	Performance Link
Salary	Cash	N/A	Base salary provides reasonable yet market-competitive fixed pay reflective of an executive’s role, responsibilities and individual performance

Annual Incentive Plan	Cash	Financial Metrics (100%)
		• Total Revenue (50%)	Revenue incentivizes our executives to grow our top line
		• Adjusted Net Income Before Income Taxes (50%)	Adjusted net income before income taxes keeps our executives focused on profitable growth

Long-Term Incentive Plan	RSUs	• Book Value (50%)	Book value is a key value driver of stockholder value
		• Relative TSR (25%)	Relative TSR focuses executives on actions that will generate long-term stockholder value
		• Time-based RSUs (25%)	Time-based RSUs provide a retention incentive

Compensation Governance Best Practices

Another important objective of our 2025 executive compensation program (prior to the Merger) was to incorporate pay and governance best practices, as highlighted below.

What We Do:
✓	Pay for Performance
✓	Double-Trigger Change in Control Provisions
✓	Manage the use of equity incentives conservatively
✓	Tally Sheets
✓	Director Stock Ownership Guidelines (5X annual cash retainer)
✓	Executive Officer Stock Ownership Guidelines (6X for CEO and 2X for other executives; excludes unvested performance shares)
✓	Mitigate Undue Risk
✓	Independent Compensation Consultant
✓	Annual Compensation Analysis Against Custom Benchmark Group
✓	Clawback Policy in compliance with NYSE Listing Standards
✓	Annual “Say-on-Pay”

What We Don’t Do:
×	Director or Employee Hedging
×	Executive Officer or Director Pledging
×	Tax Gross-Ups (except in connection with foreign assignments)
×	Dividend or Dividend Equivalents on Unvested Equity
×	Re-Price Stock Options
×	Pension Benefits (other than 401(k))
×	Employment Agreements (except in connection with foreign assignments)
×	Equity awards with less than 1-year vesting
×	Uncapped payouts in our incentive plans
×	No liberal share recycling of stock options or stock appreciation rights
×	Stock Option Awards
×	Equity plan evergreen provisions
×	Guaranteed cash incentives, equity compensation or salary increases for NEOs (except upon death or disability)
×	Excessive perquisites or other benefits

How We Determined Compensation for 2025

Role of the Leadership Development and Compensation Committee. Prior to the Merger, the leadership development and compensation committee oversaw the design, administration and evaluation of our overall executive compensation program. The leadership development and compensation committee also reviewed and approved corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluated his performance in light of those goals and objectives and recommended to the independent directors of the Board his compensation level based on this evaluation. It also approved the total compensation for our other NEOs. Prior to the Merger, among other things, the leadership development and compensation committee at least annually:

•

Reviewed and adjusted (or recommended adjustments to) each NEO’s compensation in order to ensure an appropriate mix of cash and equity, and an appropriate balance of fixed and at-risk compensation, in light of, among other factors, each individual’s particular role and responsibilities, personal motivations, stock ownership exposure and wealth accumulation.

•

Consulted with the leadership development and compensation committee’s independent compensation consultant to help ensure that the total compensation paid to each NEO was appropriate in light of our compensation objectives, tax and accounting considerations, and evolving compensation best practices. The leadership development and compensation committee and our independent compensation consultant also annually assessed the competitiveness of our NEOs’ compensation to determine if adjustments are warranted.

•	Considered specific input from stockholders on our executive compensation programs in the design of the next year’s executive compensation program.

•

Designed annual incentive awards with quantitative and qualitative factors applicable to all our officers that furthered our overall business objectives and approved award payouts based on performance actually achieved.

Role of Stockholder Input and Consideration of Most Recent Stockholder Advisory Vote. To better understand our stockholders’ perspectives regarding our executive compensation program, we have historically engaged in stockholder outreach. Our leadership development and compensation committee considered the feedback received during this outreach, along the results of the most recent stockholder advisory vote on executive compensation in developing our executive compensation program each year. At our 2025 annual meeting of stockholders, our common stockholders had the opportunity to cast an advisory vote on the compensation of our NEOs in 2024, with holders of approximately 62% of outstanding Class A common stock represented at the meeting and entitled to vote on the matter voting in favor of the compensation of our NEOs. Notwithstanding that a majority of shareholders approved the advisory say-on-pay vote, we sought input from our shareholders to understand and integrate their views with ours with respect to the Company’s approach to compensation, and in particular in connection with our efforts to tie compensation to performance. As a result of the announcement of the Merger, we did not implement any changes to our compensation program for 2026 based on our stockholder outreach. However, over the last several years we made significant changes to our compensation program in response to this feedback, including the following changes for 2025:

•

Removed all strategic objectives from the Company’s annual cash bonus program to re-emphasize the Company’s focus on financial performance. As a result, the Company’s 2025 annual cash bonus program consisted entirely of financial metrics.

•

Because one of the financial objectives of the Company’s 2025 annual cash bonus, adjusted net income before income taxes, was set below actual 2024 results, the leadership development and compensation committee capped the overall payout for that metric at 125%, down from 200% included for other metrics in prior years.

Role of Management. Prior to the Merger, our Chief Executive Officer did not have any role in determining his compensation. Moreover, he was not present when his compensation was discussed and approved by the leadership development and compensation committee or the independent members of the Board of Directors. The leadership development and compensation committee determined the overall compensation of our other NEOs with input from our Chief Executive Officer. None of our other NEOs were present when his or her compensation was discussed by the leadership development and compensation committee. Prior to the Merger, our management administered all compensation and benefits programs, subject to the oversight of the leadership development and compensation committee. This delegation to management was strictly limited to implementation of the programs and did not include any discretion to make material decisions regarding the overall executive compensation program.

Role of Independent Compensation Consultant. Prior to the Merger, the leadership development and compensation committee engaged Exequity as its independent compensation consultant to provide advice with respect to compensation decisions for our executive officers. Exequity assists in evaluating our compensation objectives, obtaining market information, and designing various aspects of our compensation program. Prior to the Merger, Exequity attended all regular meetings of the leadership development and compensation committee, and committee members had direct access to Exequity without management involvement. Exequity also consulted with our senior executives as directed by the leadership development and compensation committee. The committee had the sole authority to hire and fire the independent compensation consultant. To help ensure impartiality and objectivity, the leadership development and compensation committee required that the independent compensation consultant provide services only to the committee and not to management, absent specific committee approval. In 2025, Exequity did not perform any services unrelated to its leadership development and compensation committee engagement, including any separate work for our management or employees. The Board of Directors has evaluated the independence of Exequity in accordance with SEC and NYSE rules prior to the Merger, and determined that Exequity’s work did not raise any conflicts of interest.

Peer Group and Benchmarking

We operate in a highly specialized industry in which most of the companies are foreign, private or are subsidiaries of other large companies. For this reason, traditional industry-specific peer group benchmarking is challenging and would produce incomparable data.

Given that we have only one publicly traded peer that is not required to provide SEC compensation disclosures, it is equally challenging to find relevant and directly comparable compensation benchmarking data for our industry. Nevertheless, Exequity has collected compensation data from both a custom benchmark group and from general industry as market reference points for the leadership development and compensation committee’s consideration when determining executive compensation for 2025. The U.S. publicly traded companies included in the custom benchmark group were identified based on analysis comparing key characteristics of the Company’s business, including exposure to real assets, dependence on a highly skilled management team, credit exposure/underwriting expertise, and significant capital expenditures, to the characteristics of traditional and alternative asset managers, specialty finance lenders, insurance companies and REITs (real estate investment trusts). The analysis includes all companies within the Diversified Financial Services Benchmark. A range of REITs were included because of their exposure to real assets, income from lease revenue, highly skilled management teams, large capital bases and significant capital expenditures. The remaining companies included represent an array of asset management and specialty finance firms which the Company believes exhibit in-depth knowledge of their asset classes akin to the Company’s expertise in managing aircraft. Companies such as institutional brokerage firms, information services companies and consumer finance companies were excluded from the benchmark group given the disparity in their business models to aircraft leasing.

For 2025, the leadership development and compensation committee’s custom benchmark group consisted of the following companies (the “Custom Benchmark Group”):

2025 Custom Benchmark Group
Company	Trading Symbol	Market Cap ($M)(1)	FY25 Revenue ($M)(2)	FY25 Net Income ($M)(2)	Employees (#)(2)	Revenue Per Employee ($M)(2)	Net Income Per Employee ($M)(2)	GICS Industry Name
Affiliated Managers Group, Inc.	AMG	$7,693	$2,074	$904	250	$8.3	$3.6	Capital Markets
Artisan Partners Asset Management, Inc.	APAM	$3,287	$1,197	$290	567	$2.1	$0.5	Capital Markets
Digital Bridge Group, Inc.	DBRG	$2,675	$94	$83	316	$0.3	$0.3	Real Estate Management & Dev.
Federal Realty Investment Trust	FRT	$8,696	$1,279	$403	314	$4.1	$1.3	Retail REITs
Federated Hermes, Inc.	FHI	$3,978	$1,801	$403	2,091	$0.9	$0.2	Capital Markets
Franklin Resources, Inc.	BEN	$12,422	$8,771	$525	9,800	$0.9	$0.05	Capital Markets
GATX Corporation	GATX	$6,004	$1,740	$333	2,371	$0.7	$0.1	Trading Companies & Distributors
H&E Equipment Services, Inc. (3)	HEES	—	—	—	—	—	—	Trading Companies & Distributors
Healthpeak Properties, Inc.	DOC	$11,176	$2,823	$71	411	$6.9	$0.2	Health Care REITs
Herc Holdings Inc.	HRI	$4,941	$4,376	$1	9,600	$0.5	$0.0	Trading Companies & Distributors
Host Hotels & Resorts, Inc.	HST	$12,195	$6,114	$765	162	$37.7	$4.7	Hotel & Resort REITs
Invesco Ltd.	IVZ	$11,664	$6,377	$(726)	7,499	$0.9	$(0.1)	Capital Markets
Janus Henderson Group plc	JHG	$7,329	$3,097	$816	2,300	$1.3	$0.4	Capital Markets
Kennedy-Wilson Holdings, Inc.	KW	$1,334	$501	$(39)	321	$1.6	$(0.1)	Real Estate Management & Dev.
Kilroy Realty Corporation	KRC	$4,424	$1,113	$276	241	$4.6	$1.1	Office REITs
W.P. Carey Inc.	WPC	$14,104	$1,716	$466	199	$8.8	$3.6	Diversified REITs
Median		$7,329	$1,801	$333	411	$1.6	$0.3
Average		$7,461	$2,872	$305	2,429	$5.3	$1.1
Air Lease Corporation	AL	$7,196	$3,016	$1,044	160	$18.8	$6.5	Trading Companies & Distributors

(1)	As of December 31, 2025, from Bloomberg.
(2)

Based on the applicable company’s most recent publicly reported information. For net income, shows net income attributable to common stockholders, as applicable. Employees includes only full-time employees.

(3)	The 2026 Custom Benchmark Group was updated to remove H&E Equipment Services, Inc. (HEES) as a result of being acquired in 2025.

Prior to the Merger, we used the Custom Benchmark group to help assess the Company’s compensation competitiveness for our NEOs. Additionally, the leadership development and committee reviewed compensation-related data from companies included in the S&P MidCap 400 Index as a comparison against comparably capitalized companies regardless of industry affiliation.

For 2025 compensation decisions, the leadership development and compensation committee considered data from the S&P MidCap 400 Index and the Custom Benchmark Group provided by Exequity, its independent compensation consultant, and reviewed compensation practices and program design at the S&P MidCap 400 Index and Custom Benchmark Group to inform its decision-making process so it could set total compensation levels that it believed were commensurate with the relative size, scope and performance of the Company. However, because of the important difference between our aircraft leasing business and the companies included in the Custom Benchmark Group and S&P MidCap 400 Index, the leadership development and compensation committee does not set compensation components to meet specific benchmarks as compared to the Custom Benchmark Group or S&P MidCap 400 Index, such as targeting salaries or total compensation at a specific market percentile. Instead, the leadership development and compensation committee used this information as a starting point in our compensation review process, to supplement the collective knowledge and experience of the leadership development and compensation committee, senior executives and our compensation consultant. Our final compensation decisions are based on individual performance and guided by what we consider to be the amount and form of compensation that will best enable us to attract, motivate and retain the most talented executives and to focus them on the growth and long-term success of our business.

Risk Management

We believe the design of our 2025 executive compensation program incentivized our executives, including our NEOs, to achieve our long-term incentive goals and discouraged our executives from taking unnecessary risks that could threaten the long-term performance of our Company. We also based our 2025 executive rewards on a variety of internal performance measures, as explained below, to avoid an over-reliance on any singular indicator of performance.

Compensation Program Safeguards

•

Align NEO compensation with stockholders: Prior to the Merger, we believed the best way to ensure our NEOs’ and other employees’ personal commitment to our long-term goals was to ensure that their financial rewards as stockholders would, over the long term, far outweigh any cash compensation they earned as employees. In this regard, the interests of our NEOs and our stockholders prior to the Merger were strongly aligned. Our NEOs as a group (including Mr. Udvar-Hazy) beneficially owned approximately 6% of our outstanding Class A Common Stock as of April 7, 2026 (immediately prior to the Merger), and each of our NEOs had made a meaningful personal investment in our stock.

•

Long-Term Incentive Program: 75% of our 2025 FYE NEOs’ long-term equity awards for 2025 were tied to performance-based vesting conditions based on book value and total stockholder return metrics, as described in more detail in this CD&A. Given his announced retirement plans, Mr. Udvar-Hazy did not receive any long-term equity awards for 2025.

•

Book Value: 50% of our 2025 FYE NEOs’ long-term incentive-based compensation for 2025 was tied to an increase in our book value, and not to metrics that may encourage risk-taking behavior focused on short-term results. Awards tied to an increase in book value only vest if, at the end of three years, the book value performance measure is met. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target at the Effective Time.

•

Total Stockholder Return: 25% of our 2025 FYE NEOs’ long-term incentive-based compensation for 2025 was tied to total stockholder return relative to the S&P SmallCap 600 Index. From 2012 to 2024, a portion of our long-term incentive awards were based on stockholder returns relative to the S&P MidCap 400 Index. For 2025 awards, our leadership development and compensation committee determined to use the S&P SmallCap 600 Index for these awards based on the Company’s inclusion in the index beginning in 2024. Awards tied to an increase in total stockholder return only vest if, at the end of three years, the performance measures are met. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target at the Effective Time.

•

Time-Based: 25% of our 2025 FYE NEOs’ long-term compensation for 2025 was tied to employee retention. These time-based awards will vest in three annual installments beginning on the first anniversary of the grant date. These awards contained customary double-trigger vesting protection for termination in connection with a change in control. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time.

•	Incentive Awards are Capped: Both our short and long-term 2025 incentive opportunities were capped to avoid excessive payouts for unforeseen occurrences.

•	Performance-based RSUs that vest based on book value and total stockholder return (TSR) were capped at 200% of target to limit potential payouts even in instances of superior performance.

•

The annual bonuses of our NEOs are generally capped at 200% of target and, because one of the financial objectives of the Company’s 2025 annual cash bonus plan, adjusted net income before income taxes, was set below actual 2024 results, the leadership development and compensation committee capped the overall payout for that metric at 125% from the usual 200% payout.

As an additional safeguard, our Board of Directors also adopted a clawback policy relating to incentive compensation and anti-hedging and pledging policies as described below.

We believe that the above design safeguards aligned our executives 2025 incentives and corresponding payouts with stockholder value creation.

Prior to the Merger, the leadership development and compensation committee, together with its independent compensation consultant, also performed an annual compensation risk analysis of our compensation programs. In addition, prior to the Merger, the chair of our leadership development and compensation committee reported to, and discussed compensation risk issues with, the full Board of Directors.

Executive Stock Ownership Guidelines

Prior to the Merger, we also believe that our executives’ significant equity ownership in our Company aligned their long-term interests with those of our stockholders. Our Board of Directors had adopted stock ownership guidelines in effect prior to the Merger for our executive officers at the level of Executive Vice President or higher. These guidelines required executive officers to maintain ownership of Class A Common Stock equivalents with an aggregate market value equal to (i) six times his annual rate of salary with respect to our Chief Executive Officer or (ii) two times his or her annual rate of salary with respect to our other executive officers. Class A Common Stock equivalents are shares of Class A Common Stock beneficially owned by an executive officer (including shares held by his or her immediate family members or held in trust) and shares of Class A Common Stock underlying unvested RSUs that are subject to time-based vesting only. Unvested performance-based RSUs were not counted in determining compliance with the guidelines. Executive officers were required to retain 50% of after-tax profits realized from Company equity incentive awards until the ownership guidelines were met. Executive officers had five years from the time he or she was appointed as an executive officer of the Company to achieve the required level of ownership.

All of our executive officers who were serving immediately prior to the Merger, including our 2025 FYE NEOs, owned shares of our Class A Common Stock that exceed the applicable ownership threshold as of April 7, 2026 (prior to the Merger). As shown in the table below, Mr. Plueger beneficially owned Class A Common Stock equivalents that far exceed his ownership requirements.

	Target Ownership		Actual Ownership
	Multiple of Base Salary	Multiple Expressed in Dollars(1)	Multiple of Base Salary	Value of Shares Held by Executive in Dollars(2)
John L. Plueger, Chief Executive Officer	6x	$6,000,000	56x	$56,467,190

(1)	Based on 2025 base salary at December 31, 2025.
(2)

Based on the closing price of the Company’s Class A Common Stock on April 7, 2026, immediately prior to the closing of the Merger. Includes Class A Common Stock equivalents held by Mr. Plueger as of April 7, 2026, as calculated under our stock ownership guidelines in effect prior to the closing of the Merger.

Policy Prohibiting Hedging and Pledging

The Company has an anti-hedging policy applicable to our directors and all employees, including our executive officers. These individuals are prohibited from engaging in hedging transactions such as short-term or speculative transactions in the Company’s securities, including (prior to the Merger) our Class A Common Stock, or any preferred stock. These transactions include, but are not limited to, prepaid variable forward contracts, equity swaps, collars and exchange funds. The anti-hedging policy applies regardless of whether such Company securities (i) were granted to the director or employee as part of their compensation and (ii) are held directly or indirectly by the director or employee. In addition, directors and executive officers may not pledge their Company securities as collateral for a loan or in similar transactions.
Clawback Policy
In November 2023, our Board of Directors adopted an amended and restated clawback policy that complies with Rule
10D-1
of the Exchange Act and NYSE listing standards. The policy provides that we will require reimbursement of any incentive-based compensation (whether cash or equity) received during the period of time specified in the policy by any person who served as a Section 16 officer of the Company which was predicated upon achieving certain financial results that were subsequently the subject of an accounting restatement. Under the policy, we will, subject to limited exceptions, seek to recover from the Section 16 officer the amount by which the individual officer’s incentive compensation for the relevant period exceeded the lower payment that would have been made based on the restated financial results. The policy applies regardless of any fault or misconduct.
Policies and Practices for Granting Certain Equity Compensation
Prior to the Merger, we had not granted option awards, stock appreciation rights or similar awards since 2011 and, as a result, did not have policies or practices in place relating to the timing of option awards, stock appreciation rights or similar awards in relation to the disclosure of material non-public
information.
Elements of our Executive Compensation Program
Prior to the Merger, we had three primary elements of our executive compensation program: annual compensation consisting of base salary, annual performance-based incentive bonuses and long-term equity incentive awards. Their significant at-risk,
performance-based compensation, coupled with their ownership of the Company’s Class A Common Stock, aligned each of our 2025 FYE NEO’s interests with the interests of our stockholders.
Annual Compensation
Annual compensation is delivered in cash with a substantial variable portion at risk and contingent on the successful accomplishment of pre-established
performance measures.
Base Salary
Base salary was the main “fixed” component of our 2025 executive compensation program, and it was aimed primarily at attracting and retaining the best possible executive talent. The relative levels of base salary for our NEOs in 2025 were based on the particular responsibilities and expectations associated with each executive’s position. Another factor that we considered extremely important is the experience of each NEO in our industry.
None of our NEOs are guaranteed an annual salary increase. The salary for Mr. Plueger (and Mr. Hazy through the date of his retirement from his executive role in May 2025) had remained unchanged since 2016. The base salaries of our other 2025 FYE NEOs were determined by the leadership development and compensation committee, with the input of Mr. Plueger and taking into consideration the objectives and philosophies of our overall executive compensation program, including market information.
Prior to the Merger, we reviewed salaries annually and considered possible merit increases, increases in connection with promotions and changes in responsibilities and market competitive factors. Based on this review, the 2025 base salary percentage changes for our NEO’s compared to 2024 are as follows:

NEO	% Increase compared to 2024
Mr. Plueger, Former Chief Executive Officer and President (terminated in connection with the Merger on April 8, 2026)	0.00%
Mr. Levy, Former Executive Vice President, Marketing and Commercial Affairs (terminated in connection with the Merger on April 8, 2026)	1.11%
Ms. Forsyte, Former Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary (terminated in connection with the Merger on April 8, 2026)	4.57%

NEO	% Increase compared to 2024
Mr. Willis, Former Executive Vice President and Chief Financial Officer (terminated in connection with the Merger on April 8, 2026)	3.47%
Mr. Korde, Executive Vice President, Marketing	2.98%
Mr. Udvar-Házy, Former Executive Chairman (until his retirement from his executive role in May 2025)	0.00%

Annual Performance-Based Incentives

Annual performance-based incentives for 2025 were earned under the terms of our 2025 Annual Cash Bonus Plan (the “Annual Cash Bonus Plan”). All of our NEOs and other officers were eligible to participate in the Annual Cash Bonus Plan in 2025. These annual performance-based bonuses were paid to drive the achievement of key business results for the year and to recognize individuals based on their contributions to those results.

Prior to the Merger, each year, the leadership development and compensation committee establishes performance metrics and objectives for bonus payments (the “performance measures”). The performance measures were set taking into account the Company’s applicable fiscal year business plan, which was developed with consideration of anticipated capital expenditures, sales, aircraft transitions, debt refinancing needs, and interest rates, as well as general economic conditions affecting our industry, and our long-term strategy. The performance measures also took into consideration expectations regarding the probability of achieving certain performance goals and include “stretch” goals that were supported by the business plan. Performance measures were set at the beginning of the annual performance period. Prior to the Merger, the leadership development and compensation committee retained the discretion to reduce any NEO’s incentive award otherwise becoming payable on any basis it deems appropriate (such as its assessment of the Company’s performance or the NEO’s individual performance).

The formula for determining annual performance-based bonuses at the end of the year was:

Target Award × Company Performance Factor for the Performance Period × Individual Performance Factor

2025 Performance Measures

In developing the 2025 performance measures, the leadership development and compensation committee selected performance measures that it considered to be important financial metrics that allowed for the evaluation of company success across the aircraft leasing landscape, as well as offering the ability to measure growth in our top-line performance and profitability on a year-over-year basis. For 2025, these annual performance measures included:

Performance Measures	Component Weighting	Link to Strategy
Financial Metrics
• Total Revenue	50%	Incentivizes top line growth
• Adjusted Net Income Before Income Taxes (1)	50%	Incentivizes profitable growth and efficient use of stockholders’ capital

(1)	As defined and reported in the Company’s financial statements as filed with the SEC.

A key change from the performance measures utilized in 2024 included:

•

Removal of all strategic objectives to re-emphasize the Company’s focus on financial performance. As a result, the Company’s 2025 annual cash bonus program consisted entirely of financial metrics, which were equally weighted.

For 2025, the leadership development and compensation committee measured our performance to the performance measures, using a rating scale based on expectations as follows:

•	0% - did not meet expectations

•	80% - mostly meets expectations

•	100% - meets expectations

•	120% - exceeds expectations

•	200%* - significantly exceeds expectations

* For 2025, because the target level for adjusted net income before income taxes was set below the Company’s 2024 actual result, the leadership development and compensation committee capped the “significantly exceeds expectations” payout for this metric at 125% to reduce the bonus opportunity available given the reduction in target level.

For 2025, if the Company’s performance on a metric meets expectations, payout is at 100% and if the Company’s performance for that metric significantly exceeds expectations, payout for the total revenue metric is capped at 200% and payout for the adjusted net income before income taxes metric is capped at 125%. Results between the points are interpolated on a linear basis. We believe our interpolation methodology aligns company performance and executive compensation for performance results between the minimum and target performance levels, and between the target and maximum performance levels.

As previously disclosed, Mr. Udvar-Házy’s 2025 annual bonus was prorated based on his actual days serving as Executive Chairman in 2025 and was paid in cash. All of our other NEOs’ annual bonuses were paid in cash.

Goal Setting for 2025 Performance Measures and 2024 Comparison

In developing the 2025 goals for the performance measures, the Company prepared a detailed financial plan for 2025 that incorporated fleet and orderbook specific assumptions regarding expected capital expenditures and aircraft sales. The Company then integrated those assumptions with the Company’s funding strategies, including assumptions regarding interest rates, against the backdrop of existing aircraft leasing conditions to create financial goals that were directly tied to the Company’s existing fleet and orderbook and the broader business objectives for 2025. The leadership development and compensation committee then reviewed and approved the performance metrics at its February 2025 meeting.

As shown in the table below, in response to stockholder feedback in recent years, 100% of the performance measures were based on financial metrics with all strategic metrics removed and, because one of the financial metrics (adjusted net income before income taxes) was set below actual 2024 results based on management expectations, the leadership development and compensation committee capped the overall payout for that metric at 125%, down from the historical 200% included for other metrics:

Performance Measures	2025 Target ($M)	2024 Actual ($M)	Increase/ Decrease ($M)	% Increase/ Decrease
Total Revenue	$2,811	$2,734	$77	2.8%
Adjusted Net Income Before Income Tax(1)	$516	$574	$(58)	(10.1)%
Increase Irish Presence	N/A	14.0%	N/A	N/A
Percent of Fleet Comprised of Newest Generation Aircraft	N/A	77.0%	N/A	N/A

(1)	As defined and reported in the Company’s financial statements as filed with the SEC.

2025 Performance Measures Results

In 2025, we delivered strong financial performance despite continuing higher interest rates. Based on the performance factors under the annual bonus program established at the beginning of 2025, the weighted earned payout based on our performance for 2025 (Company Performance Factor) was 141%. A summary of the 2025 performance measures as well as the related 2025 results are as follows (dollars in millions):

Performance Measure	2025 Goals					2025 Result (Actual)
	Did Not Meet	Mostly Meets	Meets	Exceeds	Significantly Exceeds		Component Weighting	Weighted Payout
Financial Metrics
Total Revenue	$1,406	$1,827	$2,811	$2,952	$3,092	$3,016	50%	79%
Adjusted Net Income Before Income Taxes(1)	$258	$335	$516	$542	$568	$718.4	50%	62%
Total (Company Performance Factor)								141%

(1)	As defined and reported in the Company’s financial statements as filed with the SEC.

Our revenue performance in 2025 exceeded our 2025 goal. This result was primarily driven by the continued growth in our fleet by net book value, an increase in our portfolio lease yield, as well as an increase in our aircraft sales activity.

Our adjusted net income before income tax significantly exceeded the 2025 goal set by the leadership development and compensation committee with results driven primarily by higher revenues, partially offset by increases in depreciation expense and interest expense.

2025 Individual Opportunities and Performance Results

Each NEO had the opportunity to earn his or her target award (a percentage of base salary) based on Company performance, as modified by an individual performance factor (determined by the leadership development and compensation committee for 2025 to be between 0% and 120%), based on the achievement relative to individual performance goals. In no event can the award be in excess of 200% of target for any of our NEOs. We believe this individual performance modifier—which includes 100% downside leverage and only 20% upside leverage—provides the leadership development and compensation committee with the ability to adjust each individual NEO’s bonus opportunity to reflect the individual’s performance during the year.

In considering the individual performance of each of the NEOs, the leadership development and compensation committee took into account, among other things, their individual contributions to leadership within the Company, including their actions in overseeing the Company during a year of significant transition, with the retirement of Mr. Udvar-Hazy from his executive role, substantial Russian insurance recoveries, and ultimately culminating in the signing of the Merger Agreement and related acquisition matters.

The leadership development and compensation committee recognized our NEOs for the following contributions in 2025: Messrs. Plueger’s and Udvar-Házy’s individual contributions (prior to his retirement in May 2025) leading the Company to grow and execute on our expansive sales program (which represents the completion of our investment cycle on an aircraft), as well as maintaining strong relationships with the Company’s lessees; Mr. Levy’s management of our airframe and engine manufacturing agreements and obtaining required consents and approvals required for the orderbook transfer under the Merger Agreement; Ms. Forsyte’s contributions with respect to the Company’s insurance recoveries and litigation related to the Company’s former Russian fleet; and Mr. Willis’ strategic financing management pursuant to the interim operating covenants in the Merger Agreement.

2025 Annual Performance-Based Bonus Results

After evaluating the Company’s performance relative to the guidelines established at the beginning of 2025 and taking into account individual contributions in 2025, the leadership development and compensation committee awarded Messrs. Levy, Willis and Beker, and Ms. Forsyte annual cash performance bonuses in the amounts set forth below and the committee approved and recommended, and our independent Board of Directors approved, annual performance bonuses for Messrs. Udvar-Házy and Plueger in the amounts set forth below.

Name	Target Bonus	Corporate Factor	Individual Factor	Actual Bonus(1)
Mr. Plueger	$2,000,000	141%	100%	$2,820,000
Mr. Levy	$900,000	141%	120%	$1,522,800
Ms. Forsyte	$875,000	141%	120%	$1,480,500
Mr. Willis	$865,000	141%	120%	$1,463,580
Mr. Korde	$840,000	141%	120%	$1,421,280
Mr. Udvar-Házy(2)	$2,160,000	141%	100%	$1,017,982

(1)

Amounts reflect the total 2025 annual bonus received by each NEO, inclusive of amounts paid on December 31, 2025 in connection with the Company’s 280G mitigation efforts as described below under “280G Mitigation Measures.”

(2)	Pursuant to the terms of his previously disclosed Letter Agreement, Mr. Udvar-Házy’s 2025 annual bonus was prorated based on his actual days serving as Executive Chairman in 2025 and was paid in cash.

One-Time Special Cash Bonus Related to Russia Insurance Litigation

In recognition of Ms. Forsyte’s significant efforts and contribution to the Company’s Russian insurance litigation, on July 30, 2025, the leadership development and compensation committee awarded her a one-time cash bonus of $1 million following significant recoveries made by the Company as of that date.

Long-Term Equity Incentive Awards

Philosophy of Awarding Performance-Based Equity Incentive Compensation. Consistent with our executive compensation objectives in place prior to the Merger, the leadership development and compensation committee believed that an important aspect of attracting and retaining exceptionally talented executives and aligning their interests with those of our stockholders was to provide long-term equity incentive compensation comprised of both performance-based and time-based equity awards. In determining the value of annual long-term equity grants, the leadership development and compensation committee considered the executive’s total compensation, target cash, mix of long-term and short-term compensation, external market data and internal guidelines.

On February 25, 2025, we made long-term equity incentive awards to all of our NEOs (other than Mr. Udvar-Hazy) as part of our planned equity grant cycle. These long-term equity incentive awards were in the form of performance-based Book Value and TSR RSU awards and Time-based RSU awards. These awards were made under our 2023 Equity Incentive Plan. All RSUs awarded in 2025 were denominated in share units, each of which was equivalent to one share of our Class A Common Stock.

Our leadership development and compensation committee established an overall value for each executive officer and applied a mix of 50% Book Value RSUs that vest based on attainment of book value goals, 25% TSR RSUs that vest based on attainment of total stockholder return goals, and 25% Time-based RSUs that were scheduled to vest in three annual installments beginning on the first anniversary of the grant date. The weighting resulted in 75% of each executive officer’s 2025 annual award being comprised of performance-based Book Value RSUs and TSR RSUs.

The leadership development and compensation committee believed that a mix of both Book Value RSUs and TSR RSUs created a balanced performance-based incentive because the RSUs provided executives with the incentive to steadily increase the book value of the Company while also seeking an overall increase in total stockholder return over a three-year period. In 2025, the committee continued to more heavily weight Book Value RSUs relative to TSR RSUs because it believed that incentivizing the executives to grow our long-term book value per share in a capital-intensive business like ours would lead to value creation for stockholders and create a mix of incentives that we believed would drive long-term performance. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target as of the most practicable date prior to the Effective Time.

The chart below shows the number of shares of Class A Common Stock underlying the 2025 long-term incentive awards granted to our NEOs at the time of grant:

	Target /Maximum Number of Book Value RSUs	Target / Maximum Number of TSR RSUs	Number of Time-based RSUs
Mr. Plueger	52,877/105,754	26,438/52,876	26,438
Mr. Levy	10,575/21,150	5,288/10,576	5,288
Ms. Forsyte	11,027/22,054	5,514/11,028	5,514
Mr. Willis	10,582/21,164	5,291/10,582	5,291
Mr. Korde	9,559/19,118	4,779/9,558	4,779
Mr. Udvar-Házy(1)	—	—	—

(1)	Mr. Udvar-Hazy did not receive any 2025 long-term equity incentive awards.

Book Value RSUs. Book Value RSUs comprised 50% of the 2025 annual award. Prior to the Merger, because the Company’s business of acquiring and leasing commercial aircraft was capital-intensive, the book value, which is the Company’s assets minus its liabilities, was an important measure of the Company’s value. The degree to which the 2025 Book Value RSUs would vest depended on performance over a three-year measurement period. The number of shares to be received at the end of the three-year performance period, which was scheduled to run from January 1, 2025 through December 31, 2027, would depend on the growth of our book value per share from the actual book value per share on December 31, 2024 as set forth in the table below. Results between the points in the table would be interpolated on a linear basis. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target as of the most practicable date prior to the Effective Time.

Required Book Value Growth	Per Share Book Value 12/31/2027	Applicable Payout Percentage
20.25%	$71.61	200%
15.00%	$68.48	100%
7.50%	$64.02	0%

In considering the required book value growth for payouts, the leadership development and compensation committee considered feedback from stockholders received in prior years, as well as anticipated manufacturer delivery dates for aircraft that were in our orderbook prior to the Merger. Our book value growth can be significantly impacted by impairments or write downs of our aircraft and increases or decreases in aircraft sales.

TSR RSUs. TSR RSUs comprised 25% of the 2025 annual award. The degree to which the 2025 TSR RSUs would vest depended on performance over a three-year measurement period. The number of shares to be received at the end of the three-year performance period, which was scheduled to run from January 1, 2025 through December 31, 2027, would depend on our ranking within the S&P 600 SmallCap Index as set forth in the table below. Results between the points in the table would be interpolated on a linear basis. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target as of the most practicable date prior to the Effective Time.

Actual TSR Percentile Ranking	Applicable Payout Percentage
85th or higher	200%
70th	150%
55th	100%
40th	50%
Below 25th	0%

Prior to the Merger, the Company’s TSR was the change in price of a share of Class A Common Stock plus accumulated dividends over a three-year measurement period and was an indicator of management’s achievement of long-term growth in stockholder value. Comparing the Company’s TSR over a specified period of time to index companies’ returns over the same period of time is an objective external measure of the Company’s effectiveness in translating its results into stockholder returns. The leadership development and compensation committee used TSR measured against the S&P 600 SmallCap Index for awards granted in 2025 as it believed this index represented a broad range of investment alternatives with similar market capitalization as our Company, particularly as the Company was added to the S&P 600 SmallCap Index in 2024. The leadership development and compensation committee also believed that tying a portion of our executive compensation to stockholder returns measured against stockholder returns of similarly capitalized companies emphasized our pay-for-performance philosophy. As previously discussed, we operate in a highly specialized industry with a finite number of other direct comparator companies, many of which are foreign, private or are subsidiaries of other companies. For this reason, traditional industry-specific peer group benchmarking is challenging and would produce incomparable data.

Time-Based RSUs. Time-based RSUs comprised 25% of the total 2025 annual award. Prior to the Merger, time-based rewards were used to promote the retention of our talented management team, while still incentivizing a focus on long-term results because the ultimate value of the time-based RSUs was tied to our stock price. These awards were scheduled to vest in three annual installments of 33% on February 25, 2026, 33% on February 25, 2027, and 34% on February 25, 2028. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time.

Vesting of Performance Awards Previously Granted. The Company’s December 31, 2025 per share book value was $67.76 (as adjusted to account for certain merger related actions, including the 280G mitigation, and expenses as permitted pursuant to the Merger Agreement), resulting in the vesting of 200% of the 2023 Book Value RSUs. The Company’s December 31, 2025 total stockholder return percentile ranking at the end of the three-year performance period placed it in the 76th percentile of the companies included in the S&P 400 MidCap Index, resulting in the vesting of 171% of the 2023 TSR RSUs.

Other Compensation

Retirement Programs. We maintain a 401(k) savings plan for our employees and, under the terms of the plan, will make matching contributions in amounts equal to 116% of up to 6% of the contributions made by each NEO.

Benefits and Perquisites. Our NEOs generally receive the same healthcare benefits as our other employees during the term of their employment. During 2025, we paid Mr. Plueger’s premiums for a $2.0 million term life insurance policy payable to his beneficiaries and we paid Mr. Udvar-Házy’s premiums for a $5.0 million term life insurance policy payable to his beneficiaries. In addition, in 2025, we paid the premiums for Messrs. Plueger, Udvar-Házy, Levy, Willis and Korde, and Ms. Forsyte under our group term life insurance program, in which all of our employees participate.

Personal Use of Company Aircraft. The Board of Directors has adopted a travel policy that requires anyone serving in the role of Chief Executive Officer and President and Executive Chairman to use, to the maximum extent practicable, Company-owned aircraft for personal use as well as business travel. Consistent with the methodology we have employed since 2014, we determine the incremental cost of personal use of Company aircraft by calculating the average variable operating cost per hour to us (which includes fuel, landing fees, customs and foreign permit fees, navigation fees, certain maintenance costs, catering, crew travel and other miscellaneous variable costs) and then multiply that result by the total hours flown for personal use and repositioning (if any). Because Company aircraft are used primarily for business travel, our methodology excludes fixed costs that do not change based on usage, such as pilot and crew salaries, aircraft purchase costs, and hangar storage costs. From time to time, Company executives and their family members and guests may accompany them on business travel on Company aircraft for which we incur no, or de minimis, incremental costs. In 2025, the incremental cost of personal use of Company aircraft by Messrs. Plueger and Udvar-Házy (until his retirement from his executive role in May 2025) was approximately $157,131, and $122,050, respectively.

Executive Severance Plan

Under the Air Lease Corporation Executive Severance Plan, as amended May 3, 2017, Company employees who are senior vice presidents and above who are designated by the leadership development and compensation committee (or persons appointed by the committee) and who are not party to an individual severance agreement (“Covered Employees”) would generally be entitled to receive severance benefits under the Executive Severance Plan. The committee has designated our current executive officers and senior vice presidents as participants. Our former Chief Executive Officer and former Executive Chairman were not participants because they were each a party to individual severance agreements. The severance benefits are generally conditioned upon execution of a release of claims and continued compliance with confidentiality provisions as set forth in the Executive Severance Plan.

280G Mitigation Measures

In connection with the Merger, all 2025 FYE NEOs became entitled to receive payments and benefits that may be deemed to be “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (“Section 280G” and the “Code”, respectively). To mitigate the potential impact of Section 280G and Section 4999 of the Code on the Company and the 2025 FYE NEOs, among others, the leadership development and compensation committee (or, with respect to Mr. Plueger, the independent directors of the Board), with the advice of the Company’s Section 280G consultant, approved, on December 22, 2025, the acceleration on December 31, 2025 of the vesting and payment to (i) each of the 2025 FYE NEOs of an amount equal to their target 2025 annual cash bonus under the annual cash bonus program, and (ii) solely with respect to Mr. Plueger, the vesting and settlement of 43,093 and 100,549 shares of the Company’s Class A Common Stock, based on estimated performance achievement levels of 150% and 175% of Mr. Plueger’s 2024 TSR RSU award and book value RSU award, respectively. These actions were intended to benefit the Company by preserving compensation-related corporate income tax deductions for the Company that otherwise might be disallowed through the operation of Section 280G and to mitigate or eliminate the amount of excise tax that may be payable by the 2025 FYE NEOs pursuant to Section 4999 of the Code in connection with Section 280G in certain circumstances.

As a condition to the effectiveness of the leadership development and compensation committee’s approval of the accelerated vesting and payments described above, each 2025 FYE NEO executed an Acceleration and Clawback Agreement (the “Clawback Agreement”), dated as of December 31, 2025, providing, among other things, that the applicable 2025 FYE NEO’s accelerated payments are subject to certain repayment and true-up conditions, as described in the Clawback Agreement. The description of the Clawback Agreement is qualified in its entirety by reference to the full text of the form of Clawback Agreement, a copy of which was filed as Exhibit 10.247 to the 2025 Form 10-K. The final 2025 cash bonus earned by each 2025 FYE NEO exceeded the applicable 2025 FYE NEO’s accelerated amount, and the incremental 2025 cash bonus amount due to each 2025 FYE NEO was paid in February 2026. Additionally, the actual performance of the 2024 book value and TSR RSUs as determined pursuant to the Merger Agreement at the Effective Time exceeded the amounts accelerated to Mr. Plueger, and the incremental 2024 book value and TSR RSUs were converted to restricted cash awards pursuant to the terms of the Merger Agreement at the Effective Time.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) generally prohibits a publicly-held company from deducting compensation paid to a current or former NEO that exceeds $1.0 million during the tax year. However, certain amounts payable to executives pursuant to written binding contracts that were in effect on November 2, 2017 may qualify for an exception to the $1.0 million deductibility limit.

As one of the factors in its consideration of compensation matters, the leadership development and compensation committee notes this deductibility limitation. However, the committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and our stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible. Section 409A of the Code imposes an excise tax on the recipient of certain non-qualified deferred compensation. The committee attempts to structure all executive compensation to comply with, or be exempt from, Section 409A.

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, which requires the Company to recognize compensation expense for share-based payments (including various forms of equity compensation). FASB ASC Topic 718 is taken into account by the leadership development and compensation committee when determining equity-based compensation awards.

Compensation Committee Report

Management has prepared the Compensation Discussion and Analysis set forth above. Because the Company does not have a standing compensation committee following the Merger, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on this review and discussion, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Amendment.

The Board of Directors

Nori Hiruta, Chair

David Swan

Sabrina Lemmens

The foregoing report of the leadership development and compensation committee does not constitute soliciting material and shall not be deemed filed, incorporated by reference into or a part of any other filing by us (including any future filings) under the Securities Act or the Exchange Act, except to the extent we specifically incorporate such report by reference therein.

Compensation Committee Interlocks and Insider Participation

During all of 2025, the leadership development and compensation committee was composed of Ms. Krongard, Ms. McCaw, Mr. Larsen and Mr. Milton. None of these former directors had at any time been one of our officers or employees. In addition, during 2025, none of our then current executive officers served as a member of the board of directors or the leadership development and compensation committee of any entity that has one or more executive officers who served on our Board of Directors or leadership development and compensation committee.

Executive Compensation Tables

Summary Compensation Table

The following table summarizes compensation paid to or earned by our NEOs during the years ended December 31, 2025, 2024 and 2023.

Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards* ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)		All other compensation ($)(3)	Total ($)
John L. Plueger Former Chief Executive Officer and President	2025	1,000,000		—		5,313,829		2,820,000		265,705	9,399,534
	2024	1,000,000		—		4,786,970		2,280,000		333,093	8,400,063
	2023	1,000,000		—		5,560,668		2,205,000		310,028	9,075,696
Steven F. Udvar-Házy Former Executive Chairman	2025	613,636	(4)	—		439,341	(5)	1,017,981	(6)	513,846	2,584,804
	2024	1,800,000		—		6,271,606	(6)	—	(6)	848,417	8,290,023
	2023	1,800,000		—		7,112,147	(6)	—	(6)	485,604	9,397,751
Grant A. Levy Former Executive Vice President	2025	898,338		—		1,062,789		1,522,800		63,342	3,546,564
	2024	887,500		—		1,002,591		1,014,600		52,243	2,956,934
	2023	870,833		—		1,062,249		1,286,250		62,117	3,281,449
Carol H. Forsyte Former Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	2025	868,333		1,000,000	(7)	1,108,213		1,480,500		52,900	4,509,946
	2024	826,667		—		1,039,415		999,495		52,320	2,917,897
	2023	776,667		—		949,521		1,211,648		52,630	2,990,466
Gregory B. Willis Former Executive Vice President and Chief Financial Officer	2025	860,000		—		1,063,440		1,463,580		39,848	3,426,868
	2024	826,667		—		1,003,964		904,305		39,268	2,774,204
	2023	776,667		—		943,201		1,096,253		39,578	2,855,699
Kishore Korde (8) Executive Vice President	2025	835,833		—		961,531		1,421,280		49,240	3,267,885
	2024	—		—		—		—		—	—
	2023	—		—		—		—		—	—

*	Stock awards consist of RSUs relating to shares of Class A Common Stock prior to the Merger.
(1)

Stock Awards: Except as noted in footnote 6, these amounts represent the aggregate grant date fair value of awards of RSUs granted to our NEOs, computed in accordance with GAAP. Assumptions used in the calculations of these amounts, which do not correspond to the actual value that may be realized by the NEO, are included in Note 12 “Stock-based Compensation” to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The value of the full 2025 award for each of Messrs. Plueger, Levy, Willis and Korde and Ms. Forsyte at 200% maximum performance for the Book Value and TSR RSUs is $9,370,531, $1,874,134, $1,875,292, $1,694,870, and $1,954,235.

(2)

Non-Equity Incentive Plan Compensation: The amount set forth for each of Messrs. Plueger, Udvar-Házy, Levy, Willis and Korde and Ms. Forsyte represents his or her annual incentive award for the applicable year. For further discussion on Mr. Hazy’s annual incentive award, see footnote 6.

(3)

Premium Payments: In 2025, we paid premiums on term life insurance and long-term supplemental disability policies for Messrs. Plueger, Udvar-Házy, Levy, Willis and Korde and Ms. Forsyte, in the aggregate amounts of $72,614, $173,300, $16,863, $12,588, $13,860 and $16,940, respectively.

401(k) Employer Matching Contributions: In 2025, we made matching contributions to a 401(k) savings plan that we maintain for our employees of $35,690 for each of Messrs. Plueger, Levy and Ms. Forsyte, $27,260 for Mr. Willis and $20,880 for Mr. Udvar-Házy, in accordance with our policy.

Personal Aircraft Usage: In 2025, the incremental cost of the personal use of the Company aircraft for Messrs. Plueger and Udvar-Hazy was $157,131 and $122,050, respectively (see disclosure of Messrs. Plueger and Udvar-Házy’s personal use of company aircraft under Compensation Discussion and Analysis—Elements of the Executive Compensation Program—Personal Use of Company Aircraft).

Mr. Udvar Hazy’s Retirement: For Mr. Udvar-Hazy, also includes amounts payable pursuant to the terms of his Letter Agreement related to his May 2025 retirement from his executive role, including (i) salary continuation at his current annual base salary of $1,800,000 and continued health coverage until the second anniversary of his retirement date, (ii) an amount equal to approximately $5,600,000, representing two times the average of his prior three annual bonus payments received during the 36-month period immediately prior to his retirement date. Amount also includes payment for accrued but unused vacation upon separation of employment of $197,616.

(4)

Mr. Udvar-Hazy’s annualized rate of base salary for 2025 was $1,800,000. The actual salary paid to Mr. Udvar-Hazy for 2025 was $613,636 as his retirement from his executive role with the Company ended effective May 2, 2025.

(5)

Consists of the incremental fair value adjustment of $439,341 associated with the modification of vesting of shares of Class A common stock in connection with Mr. Udvar-Hazy’s retirement, calculated in accordance with ASC Topic 718. The expense recognition of these awards has been accelerated to fully recognize in 2025 rather than over the original vesting periods. Given his announced retirement plans, Mr. Udvar-Hazy did not receive any long-term equity awards for 2025.

(6)

In lieu of Mr. Udvar-Házy’s annual cash bonus in 2023 and 2024, he was granted a stock bonus award in the form of RSUs. These RSUs cliff vested on the second anniversary of the date of grant, and the award agreements provided for vesting in the case of a qualifying termination in service as a result of a change in control. The value of these RSUs is included in the “Stock Awards” column which also includes the grant date fair value of Mr. Udvar-Házy’s other 2023 and 2024 annual long-term incentive RSUs, respectively. Mr. Udvar-Házy’s 2025 annual cash bonus was prorated based on his actual days serving as Executive Chairman in 2025 and was paid in cash.

(7)

Represents a one-time cash bonus awarded to Ms. Forsyte on July 30, 2025 by the leadership development and compensation committee in recognition of her significant efforts and contribution to the Company’s Russian insurance litigation.

(8)

Mr. Korde became a NEO of the Company based on his compensation for the year ended December 31, 2025. In accordance with applicable SEC rules, only compensation information for the years in which he was a NEO is included in the table above.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made to our NEOs during the fiscal year ended December 31, 2025. For a discussion of the treatment of the RSUs granted below in the Merger, see “Executive Compensation Program—Long-Term Equity Incentive Awards” above.

			Estimated possible payouts under Non-equity incentive plan awards		Estimated future payouts under Equity incentive plan awards			All Other Stock Awards (#)	Grant date fair value of stock and option awards ($)(4)
Name	Grant date(s)(1)	Type of award	Target ($)	Maximum ($)	Threshold (#)(2)	Target (#)	Maximum (#)(3)
Mr. Plueger
		Annual Bonus	2,000,000	4,000,000	—	—	—	—	—
	2/25/2025	Book Value RSU	—	—	117	52,877	105,754	—	2,514,301
	2/25/2025	TSR RSU	—	—	6,610	26,438	52,876	—	1,542,401
	2/25/2025	Time Vesting RSU	—	—	—	—	—	26,438	1,257,127
Mr. Udvar-Házy
		Annual Bonus	2,160,000	4,320,000	—	—	—	—	—
	5/2/2025	Book Value RSU	—	—	—	—	—	35,575	258,986	(5)
	5/2/2025	TSR RSU	—	—	—	—	—	17,788	173,958	(5)
	5/2/2025	Time Vesting RSU	—	—	—	—	—	1,046	6,397	(5)
Mr. Levy
		Annual Bonus	900,000	1,800,000	—	—	—	—	—
	2/25/2025	Book Value RSU	—	—	24	10,575	21,150	—	502,841
	2/25/2025	TSR RSU	—	—	1,322	5,288	10,576	—	308,504
	2/25/2025	Time Vesting RSU	—	—	—	—	—	5,288	251,444
Ms. Forsyte
		Annual Bonus	875,000	1,750,000	—	—	—	—	—
	2/25/2025	Book Value RSU	—	—	25	11,027	22,054	—	524,334
	2/25/2025	TSR RSU	—	—	1,379	5,514	11,028	—	321,688
	2/25/2025	Time Vesting RSU	—	—	—	—	—	5,514	262,191
Mr. Willis
		Annual Bonus	865,000	1,730,000	—	—	—	—	—
	2/25/2025	Book Value RSU	—	—	24	10,582	21,164	—	503,174
	2/25/2025	TSR RSU	—	—	1,323	5,291	10,582	—	308,679
	2/25/2025	Time Vesting RSU	—	—	—	—	—	5,291	251,587
Mr. Korde
		Annual Bonus	840,000	1,680,000	—	—	—	—	—
	2/25/2025	Book Value RSU	—	—	22	9,559	19,118	—	454,530
	2/25/2025	TSR RSU	—	—	1,195	4,779	9,558	—	278,808
	2/25/2025	Time Vesting RSU	—	—	—	—	—	4,779	228,192

(1)

Grant Date: The grant date for the RSU award is the effective date of grant approved by the leadership development and compensation committee of our Board of Directors or the applicable modification date with respect to Mr. Udvar-Hazy.

(2)

Estimated future payouts under Equity incentive plan awards Threshold: (i) represents the number of shares issuable under the Book Value RSUs if the Company’s per share book value increases 7.51% resulting in a 0.22% payout as of December 31, 2027, and (ii) represents the number of shares issuable under total stockholder return (TSR) RSUs if the company’s ranking within the S&P 600 SmallCap Index is at the 25th percentile as of December 31, 2027.

(3)

Estimated future payouts under Equity incentive plan awards Maximum: (i) represents the number of shares issuable under the Book Value RSUs if the Company’s per share book value increases to $71.61 or higher resulting in a 200% payout as of December 31, 2027, and (ii) represents the number of shares issuable under TSR RSUs if the company’s ranking within the S&P 600 SmallCap Index is at 85th percentile or higher resulting in a 200% payout as of December 31, 2027.

(4)

Grant date fair value of stock and option awards: The grant date fair value for each award is computed in accordance with GAAP. Assumptions used in the calculations of these amounts, which do not correspond to the actual value that may be realized by the NEOs, are included in Note 12 “Stock-based Compensation” to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

(5)

Consists of the incremental fair value adjustment associated with the modification of vesting of outstanding awards originally granted on February 25, 2024 in connection with Mr. Udvar-Hazy’s retirement on May 2, 2025, calculated in accordance with ASC Topic 718. The expense recognition of these awards has been accelerated to fully recognize in 2025 rather than over the original vesting periods. Given his announced retirement plans, Mr. Udvar-Hazy did not receive any new long-term equity awards for 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning option awards and stock awards for our NEOs outstanding as of the end of the fiscal year ended December 31, 2025. For a discussion of the treatment of the RSUs granted below in the Merger, see “Executive Compensation Program—Long-Term Equity Incentive Awards” above.

	Option awards				Stock awards*
Name	Grant date	Number of securities underlying unexercised options exercisable (#)	Option exercise price ($)	Option expiration date	Number of Units that have not vested (#)		Market value of Units that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market value or payout value of unearned shares, units or other rights that have not vested ($)(1)
Mr. Plueger	2/25/2023	—	—	—	—		—	1,819	(2)	116,834
	2/25/2023	—	—	—	10,311	(3)	662,276	—		—
	2/25/2024	—	—	—	—		—	14,365	(4)	922,664
	2/25/2024	—	—	—	—		—	13,216	(5)	848,864
	2/25/2024	—	—	—	19,249	(6)	1,236,363	—		—
	2/25/2025	—	—	—	—		—	56,050	(7)	3,600,067
	2/25/2025	—	—	—	—		—	49,703	(8)	3,192,452
	2/25/2025	—	—	—	26,438	(9)	1,698,113	—		—
Mr. Udvar-Házy	2/25/2023	—	—	—	—		—	85,882	(10)	5,516,201
	2/25/2023	—	—	—	—		—	36,713	(2)	2,358,076
	2/25/2023	—	—	—	7,300	(3)	468,879	—		—
	2/25/2024	—	—	—	79,440	(11)	5,102,431	—		—
	2/25/2024	—	—	—	—		—	71,150	(4)	4,569,965
	2/25/2024	—	—	—	—		—	34,864	(5)	2,239,315
	2/25/2024	—	—	—	8,950	(6)	574,859	—		—
	3/13/2025	—	—	—	55,310	(12)	3,552,561	—		—
	5/2/2025	—	—	—	2,698	(13)	173,293	—		—
Mr. Levy	2/25/2023	—	—	—	—		—	348	(2)	22,352
	2/25/2023	—	—	—	1,970	(3)	126,533	—		—
	2/25/2024	—	—	—	—		—	24,068	(4)	1,545,888
	2/25/2024	—	—	—	—		—	11,793	(5)	757,464
	2/25/2024	—	—	—	4,032	(6)	258,975	—		—
	2/25/2025	—	—	—	—		—	11,210	(7)	720,018
	2/25/2025	—	—	—	—		—	9,941	(8)	638,510
	2/25/2025	—	—	—	5,288	(9)	339,648	—		—
Ms. Forsyte	2/25/2023	—	—	—	—		—	311	(2)	19,976
	2/25/2023	—	—	—	1,761	(3)	113,109	—		—
	2/25/2024	—	—	—	—		—	24,952	(4)	1,602,667
	2/25/2024	—	—	—	—		—	12,226	(5)	785,276
	2/25/2024	—	—	—	4,180	(6)	268,481	—		—
	2/25/2025	—	—	—	—		—	11,689	(7)	750,784
	2/25/2025	—	—	—	—		—	10,366	(8)	665,808
	2/25/2025	—	—	—	5,514	(9)	354,164	—		—
Mr. Willis	2/25/2023	—	—	—	—		—	309	(2)	19,847
	2/25/2023	—	—	—	1,749	(3)	112,338	—		—
	2/25/2024	—	—	—	—		—	24,102	(4)	1,548,071
	2/25/2024	—	—	—	—		—	11,809	(5)	758,492
	2/25/2024	—	—	—	4,037	(6)	259,297	—		—
	2/25/2025	—	—	—	—		—	11,217	(7)	720,468
	2/25/2025	—	—	—	—		—	9,947	(8)	638,896
	2/25/2025	—	—	—	5,291	(9)	339,841	—		—
Mr. Korde	2/25/2023	—	—	—	—		—	311	(2)	19,976
	2/25/2023	—	—	—	1,765	(3)	113,366	—		—
	2/25/2024	—	—	—	—		—	21,958	(4)	1,410,362
	2/25/2024	—	—	—	—		—	10,758	(5)	690,986
	2/25/2024	—	—	—	3,678	(6)	236,238	—		—
	2/25/2025	—	—	—	—		—	10,133	(7)	650,843
	2/25/2025	—	—	—	—		—	8,985	(8)	577,107
	2/25/2025	—	—	—	4,779	(9)	306,955	—		—

*	Shares underlying the Stock Awards are shares of Class A Common Stock prior to the Merger.

(1)	The market value shown is based on the closing price of our Class A Common Stock as of December 31, 2025, which was $64.23.

(2)

The TSR RSUs granted to our NEOs on February 25, 2023, cliff vested at the end of the three-year performance period, which ran from January 1, 2023 through December 31, 2025, and the number of shares issuable depended on our ranking within the S&P MidCap 400 Index. The leadership development and compensation committee certified the performance and authorized the release of 165% of the TSR RSUs on December 31, 2025 for the FYE 2025 NEOs as part of our 280G mitigation efforts related to the Merger which are not reflected in the table above. The amounts shown in the table above reflect the leadership development and compensation committee’s certification of the final performance and authorization of the release of (i) an additional 6% of the TSR RSUs on February 12, 2026 for the FYE 2025 NEOs, and (ii) 171% of the TSR RSUs on February 12, 2026 for Mr. Udvar-Hazy.

(3)

The Time Vesting RSUs granted to our NEOs on February 25, 2023, vested annually in three installments. The first installment of 33% vested on February 25, 2024, the second installment of 33% vested on February 25, 2025, and the third installment of 34% vested on February 25, 2026.

(4)

The Book Value RSUs granted to our NEOs on February 25, 2024, were scheduled to cliff vest at the end of the three-year performance period, which commenced on January 1, 2024, but only if the Company met certain per share book value targets as of December 31, 2026. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target at the Effective Time. The number of Book Value RSUs included in the table above reflects 200% of the Book Value RSUs, which was the actual performance at the Effective Time as certified by the leadership development and compensation committee in April 2026 and, solely with respect to Mr. Plueger, excludes the number of Book Value RSUs which were accelerated on December 31, 2025 as part of our 280G mitigation efforts related to the Merger.

(5)

The TSR RSUs granted to our NEOs on February 25, 2024, were scheduled to cliff vest at the end of the three-year performance period, which ran from January 1, 2024 through December 31, 2026, and the number of shares issuable would depend on our ranking within the S&P MidCap 400 Index. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target at the Effective Time. The number of TSR RSUs included in the table above reflects 196% of the TSR RSUs, which was the actual performance at the Effective Time as certified by the leadership development and compensation committee in April 2026 and, solely with respect to Mr. Plueger, excludes the number of TSR RSUs which were accelerated on December 31, 2025 as part of our 280G mitigation efforts related to the Merger.

(6)

The Time Vesting RSUs granted to our NEOs on February 25, 2024, vest annually in three installments. The first installment of 33% vested on February 25, 2025, the second installment of 33% vested on February 25, 2026, and the third installment of 34% was scheduled to vest on February 25, 2027. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time.

(7)

The Book Value RSUs granted to our NEOs on February 25, 2025, were scheduled to cliff vest at the end of the three-year performance period, which commenced on January 1, 2025, but only if the Company had met certain per share book value targets as of December 31, 2027. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target at the Effective Time. The number of Book Value RSUs included in the table above reflects 106% of the Book Value RSUs, which was the actual performance at the Effective Time as certified by the leadership development and compensation committee in April 2026.

(8)

The TSR RSUs granted to our NEOs on February 25, 2025, were scheduled to cliff vest at the end of the three-year performance period, which ran from January 1, 2025 through December 31, 2027, and the number of shares issuable would depend on our ranking within the S&P 600 SmallCap Index. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time, with performance of these awards determined based on the greater of actual performance or target at the Effective Time. The number of TSR RSUs included in the table above reflects 188% of the TSR RSUs, which was the actual performance at the Effective Time as certified by the leadership development and compensation committee in April 2026.

(9)

The Time Vesting RSUs granted to our FYE 2025 NEOs on February 25, 2025, were scheduled to vest annually in three installments. The first installment of 33% vested on February 25, 2026, the second installment of 33% was scheduled vest on February 25, 2027, and the third installment of 34% was scheduled to vest on February 25, 2028. Pursuant to the Merger Agreement, these awards, which contained double-trigger vesting protection for termination in connection with a change in control, were converted into restricted cash awards at the Effective Time.

(10)

The Book Value RSUs granted to our NEOs on February 25, 2023, cliff vested at the end of the three-year performance period, which commenced on January 1, 2023, but only if the Company had met certain per share book value targets as of December 31, 2025. The leadership development and compensation committee certified the performance and authorized the release of 200% of the Book Value RSUs (i) on December 31, 2025 for the FYE 2025 NEOs as part of our 280G mitigation efforts related to the Merger which are not reflected in the table above and (ii) on February 12, 2026 for Mr. Udvar-Hazy which are reflected in the table above.

(11)

The Time Vesting RSUs granted to Mr. Udvar-Házy on February 25, 2024 in lieu of his 2023 cash bonus cliff vested on February 25, 2026 and were released. The number of RSUs granted is equal to the dollar amount of Mr. Udvar-Házy’s 2023 cash bonus divided by the closing price of our common stock on the date of grant.

(12)

The Time Vesting RSUs granted to Mr. Udvar-Házy on March 13, 2025 in lieu of his 2024 cash bonus were scheduled to cliff vest on March 13, 2027. The number of RSUs granted is equal to the dollar amount of Mr. Udvar-Házy’s 2024 cash bonus divided by the closing price of our common stock on the date of grant.

(13)	Time Vesting RSUs granted to Mr. Udvar-Házy on May 2, 2025 in connection with his annual director grant as a non-employee director.

Option Exercises and Stock Vested

The following table sets forth information concerning options exercised and RSUs vested for our NEOs during the fiscal year ended December 31, 2025.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)(1)	Value realized on vesting ($)(2)
Mr. Plueger	—	—	436,180	25,883,509
Mr. Udvar-Házy	—	—	150,967	7,101,440
Mr. Levy	—	—	57,106	3,239,036
Ms. Forsyte	—	—	50,670	2,878,158
Mr. Willis	—	—	50,400	2,862,042
Mr. Korde	—	—	51,274	2,907,413

(1)

Shares acquired were from awards made in 2022, 2023 and 2024, including, for Mr. Udvar-Házy, his 2022 annual bonus RSUs granted in February 2023 which cliff vested on February 25, 2025. Shares acquired includes (i) for all NEOs, time based awards granted in 2022, 2023 and 2024 for which the applicable tranche vested on February 25, 2025, as well as book value and TSR performance awards granted in 2022 for which the performance period ended on December 31, 2024 but for which the leadership development and compensation committee did not certify the results and authorize the release of the underlying shares until February 13, 2025, (ii) for all NEOs other than Mr. Udvar-Hazy, book value and TSR performance awards granted in 2023 for which the performance period ended on December 31, 2025 for which the leadership development and compensation committee certified the results and authorized the release of the majority of underlying shares on December 31, 2025, and (iii) for Mr. Plueger, certain book value and TSR performance awards granted in 2024 for which the performance period was scheduled to end on December 31, 2026 for which the leadership development and compensation committee accelerated vesting and authorized the release of these shares on December 31, 2025 in connection with the 280G mitigation actions taken in connection with the Merger.
(2)	Represents the product of the number of shares vested and the closing price of our Class A Common Stock on the NYSE on the applicable vesting or acceleration date.

Employment Agreements and Arrangements and Potential Payments upon Termination or Change in Control

Employment Agreements with the Company

Prior to the Merger, our Company did not have any employment agreements with the NEOs. However, the Company had entered into a dual employment assignment with each of Mr. Plueger, our former Chief Executive Officer and President, and Mr. Korde, our Executive Vice President, Marketing, to formalize their activities with the Company’s Irish leasing platform.

Pursuant to his dual assignment, Mr. Plueger continued in his role as an employee of the Company, but was also an employee of ALC Aircraft Limited, a wholly-owned subsidiary of the Company, (“ALC Ireland”), as an Executive Officer of Marketing. In connection with Mr. Plueger’s assignment in Ireland, ALC Ireland entered into an employment agreement with him, effective March 1, 2023, describing his employment with ALC Ireland (as amended on April 16, 2025, the “Ireland Employment Agreement”). The severance and termination benefits for Mr. Plueger did not increase as a result of the entry into the Ireland Employment Agreement, as the Ireland Employment Agreement was intended to allocate payment obligations for Mr. Plueger’s base salary compensation between the Company and ALC Ireland based on the time he was expected to devote to matters at ALC Ireland.

In addition, pursuant to his dual assignment, Mr. Korde continues in his role as an employee of the Company, but is also an employee of ALC Ireland, as an Senior Marketer. In connection with Mr. Korde’s assignment in Ireland, ALC Ireland entered into an employment agreement with him, effective November 1, 2025, describing his employment with ALC Ireland (the “Korde Ireland Employment Agreement”). The severance and termination benefits for Mr. Korde did not increase as a result of the entry into the Korde Ireland Employment Agreement, as the Korde Ireland Employment Agreement was intended to allocate payment obligations for Mr. Korde’s base salary compensation between the Company and ALC Ireland based on the time he was expected to devote to matters at ALC Ireland.

Finally, the Company previously entered into a dual employment assignment with Mr. Udvar-Házy, Executive Chairman to formalize his activities with the Company’s Irish leasing platform. This dual employment assignment terminated on May 2, 2025 in connection with Mr. Udvar-Házy’s retirement from his executive role. See “Letter Agreement, Ireland Employment Agreement and Severance Agreement with Mr. Udvar-Házy” below for more information.

Ireland Employment Agreement and Other Employment Arrangements with our Former Chief Executive Officer and President

Ireland Employment Agreement. Mr. Plueger’s Ireland Employment Agreement provided that ALC Ireland would pay Mr. Plueger a gross salary of €440,000 per annum (subject to tax and other deductions required by law or provided for under Mr. Plueger’s Ireland Employment Agreement), which represented approximately 50% of Mr. Plueger’s total annual base salary of $1,000,000 approved by the Company’s leadership development and compensation committee (the “Plueger Annual Salary”). As a result of the dual employment assignment and pursuant to the Plueger Letter Agreement described below, the Company was responsible for payment of the remaining 50% of the Plueger Annual Salary. Mr. Plueger was expected to devote 50% of his working time to his duties as Executive Officer of Marketing for ALC Ireland in accordance with the terms of his Ireland Employment Agreement.

The Ireland Employment Agreement was for a fixed term, beginning on March 1, 2023 and was scheduled to automatically end on March 1, 2028. During the course of the fixed term, the Ireland Employment Agreement could be terminated by (i) either party upon providing written notice as set out in the Minimum Notice and Terms of Employment Act of 1973 (as may be amended from time to time), which currently is between one week for less than two weeks of service with ALC Ireland and eight weeks for 15 years or more of service, or (ii) ALC Ireland, in its sole discretion, without notice if it provides payment of one year’s salary to Mr. Plueger under the Ireland Employment Agreement. Additionally, under the Ireland Employment Agreement, ALC Ireland could terminate Mr. Plueger’s employment with immediate effect at any time without notice or payment in lieu of notice if Mr. Plueger (i) was found guilty of gross misconduct or (ii) in other circumstances which justify summary dismissal. If Mr. Plueger’s employment by the Company was terminated, his employment by ALC Ireland under the Ireland Employment Agreement immediately ceased. Mr. Plueger’s Ireland Employment Agreement terminated on April 8, 2026 in connection with his termination without cause in connection with the Merger.

The Company had also entered into a letter agreement, effective as of February 14, 2023, with Mr. Plueger (as amended on April 16, 2025, the “Letter Agreement”) which confirmed the terms of Mr. Plueger’s compensation and other benefits with the Company while he provided services concurrently to ALC Ireland, including that (i) the Company would pay the remainder of the Plueger Annual Salary; (ii) Mr. Plueger was eligible to participate in the Company’s annual performance-based incentive bonuses and long-term equity incentive awards; (iii) Mr. Plueger was eligible for the Company’s other benefits and retirement program; and (iv) Mr. Plueger was eligible to receive payments under his Severance Agreement with the Company, and such payments would be calculated based on his total compensation from the Company and ALC Ireland, subject to the conditions of the Letter Agreement. The Letter Agreement also provided that the Company would (i) assist Mr. Plueger in assessing tax obligations under Ireland and U.S. federal and state tax laws at the Company’s expense and (ii) provide tax equalization, including gross-ups, to help defray additional tax liabilities associated with his employment in Ireland, if Mr. Plueger’s employment by ALC Ireland resulted in him incurring increased personal tax liabilities. The Letter Agreement also specified that termination of Mr. Plueger’s employment under the Ireland Employment Agreement did not automatically terminate his employment with the Company. The termination of Mr. Plueger’s employment with the Company would however automatically terminate his employment with ALC Ireland pursuant to the Ireland Employment Agreement. Mr. Plueger’s Irish Letter Agreement terminated on April 8, 2026 in connection with his termination without cause in connection with the Merger.

Other Employment Arrangements. In connection with Mr. Plueger becoming our Chief Executive Officer and President, the Company entered into a Severance Agreement with him, effective July 1, 2016. As described in the discussion and tables below, Mr. Plueger’s Severance Agreement and the Executive Severance Plan that became effective February 22, 2017, as amended May 3, 2017, provided for payments and other benefits to our 2025 FYE NEOs if their employment with us was terminated under certain circumstances, including following a change in control. Certain of our employee benefits plans, including our 2023 Equity Incentive Plan and our NEOs’ award agreements under each of the plans, also provide for such benefits. Although an employee is entitled to severance benefits under any applicable Company agreement, an employee’s benefit under the Executive Severance Plan will be reduced by any other severance or termination payments received.

Severance Agreement with our Former Chief Executive Officer and President

Severance Agreement with Mr. Plueger. The Severance Agreement between the Company and Mr. Plueger was effective as of July 1, 2016, with a three year term ending July 1, 2019, subject to automatic additional one-year extensions, unless terminated by either party with at least 90 days’ notice (the “Term”). Except with respect to the equity award provisions described below, the Severance Agreement provided for severance benefits that were substantially similar to the severance benefits previously provided in Mr. Plueger’s now-terminated employment agreement.

Termination Provisions under the Severance Agreement. The terms of Mr. Plueger’s Severance Agreement relating to termination of employment are described below:

(i)

Termination without Cause or by Mr. Plueger for Good Reason Other Than within 24 months of a Change in Control. If Mr. Plueger’s employment was terminated by us without Cause or by Mr. Plueger for Good Reason (other than within 24 months of a change in control), as defined in his Severance Agreement and described below, he was entitled to receive, subject in certain circumstances to delivering certain releases and/or agreements, the following:

•	accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment;

•	a prorated annual bonus with respect to the calendar year in which such termination occurs based on actual Company performance;

•	salary continuation, continued health coverage, and continued payment by us of the premiums for his group term life insurance policy until the second anniversary of the date of such termination;

•

two times the average of the annual bonus payments received during the thirty-six-month period immediately prior to his date of termination, payable in substantially equal installments over the two-year period following the termination of his employment; and

•	pro rata vesting based on actual Company performance for any then current performance periods for performance-based equity awards granted during the Term of the Severance Agreement.

(ii)

Termination without Cause or Mr. Plueger for Good Reason within 24 months of a Change in Control. If the termination described above was within 24 months of a Change in Control, as defined under the 2014 Equity Incentive Plan and any successor plan (which includes the 2023 Equity Incentive Plan), subject in certain circumstances to delivering certain releases and/or agreements, Mr. Plueger was entitled to receive the following:

•	accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment;

•	pro rata payout of the target annual bonus for the year in which the termination occurs;

•	a lump sum cash payment equal to three times the sum of his annual salary and target annual bonus;

•	a lump sum cash payment representing the costs of providing benefits under the group health plans in which he was participating at the time of termination of employment for a period of two years;

•	a lump sum cash payment of the premiums for his group term life insurance for a period of two years;

•	full vesting at target level of performance for performance-based equity awards granted during the Term of the Severance Agreement; and

•

if any of Mr. Plueger’s benefits were parachute payments, the executive will be entitled to (a) his benefits reduced so that no portion of such benefits is subject to excise tax or (b) his benefits without any such reduction, whichever is greater on an after-tax-basis.

(iii)

Termination due to disability or death. If Mr. Plueger’s employment was terminated due to disability or death, he, his estate or his beneficiaries were entitled to receive accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment. In addition, he was entitled to receive the following:

•	a prorated annual bonus with respect to the calendar year in which such termination occurred; and

•	continued vesting based on actual Company performance for performance-based equity awards granted during the Term of the Severance Agreement.

(iv)

Termination for Cause or by Mr. Plueger without Good Reason. If Mr. Plueger’s employment was terminated for cause, or he terminated his employment without Good Reason, he was entitled to receive accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment.

“Cause” was defined for the purposes of the Severance Agreement as (i) conviction of, or plea of guilty or nolo contendere to, a felony or a crime of moral turpitude; (ii) willful fraud, misappropriation, dishonesty or embezzlement, having a material adverse financial, economic or reputational effect on the Company; (iii) willful misconduct or gross or willful neglect in the performance of duties; or (iv) breach in any material respect of the terms and provisions of the Severance Agreement. The Severance Agreement provided that in the event of termination of Mr. Plueger’s employment pursuant to clauses (iii) or (iv), the Company would provide Mr. Plueger with a notice of termination not more than 30 days following the occurrence of such event (or if later, the Company’s actual knowledge of such event). Mr. Plueger could not be terminated for “Cause” unless such termination is approved by a vote of the majority of the entire Board of Directors (or such other vote required pursuant to the bylaws of the Company) at a meeting duly called and held at which the executive had the right to be present and be heard.

“Good Reason” under the Severance Agreement included (i) the material reduction of Mr. Plueger’s authority, duties and responsibilities, or the assignment to him of duties materially inconsistent with his position or positions with our Company or the failure to report directly to the Board of Directors; (ii) a reduction in his then current annual salary; or (iii) the relocation of his office more than 35 miles from his then current office location. Mr. Plueger was required to provide us with notice and a 30-day cure period, and if cured, the event or condition at issue would not constitute “Good Reason”.

Mr. Plueger had no obligation to mitigate damages in the event of a termination of his employment, and no payments under the Severance Agreement were subject to offset in the event that he did mitigate. Mr. Plueger was terminated without Cause in connection with the Merger in April 2026.

Equity Award Arrangements with our Former Chief Executive Officer and President

Mr. Plueger was granted Time-based RSUs in 2025 that were scheduled to vest annually in three installments of 33%, 33% and 34%, respectively, on the anniversary of the date of grant; provided however, if his employment was terminated prior to vesting (i) without Cause or for Good Reason (as such terms are defined in the award agreement) within twenty-four months of a Change in Control (as such term is defined in the award agreement) or if his employment was terminated by reason of death or Disability (as such term is defined in the award agreement), the RSUs would immediately vest in full or (ii) without Cause or for Good Reason outside of twenty-four months of a Change in Control prior to vesting, the RSUs would pro rata vest through the date of termination. Mr. Plueger was terminated without Cause in connection with the Merger in April 2026.

Letter Agreement, Ireland Employment Agreement and Severance Agreement with Mr. Udvar-Házy

Ireland Employment Agreement. The Company previously entered into a dual employment assignment with Mr. Udvar-Házy to formalize his activities with the Company’s Irish leasing platform. Pursuant to this dual assignment, Mr. Udvar-Házy continued in his role as an employee of the Company but also served as an employee of ALC Aircraft Limited, a wholly-owned subsidiary of the Company, (“ALC Ireland”), as an Executive Officer of Marketing. In connection with Mr. Udvar-Házy’s assignment in Ireland, ALC Ireland entered into an employment agreement with Mr. Udvar-Házy, effective March 1, 2023, describing his employment with ALC Ireland (the “Ireland Employment Agreement”).

Mr. Udvar-Házy’s Ireland Employment Agreement provided that ALC Ireland would pay Mr. Udvar-Házy a gross salary of €875,000 per annum (subject to tax and other deductions required by law or provided for under Mr. Udvar-Házy’s Ireland Employment Agreement), which represented approximately 50% of Mr. Udvar-Házy’s total annual base salary of $1,800,000 approved by the Company’s leadership development and compensation committee (the “Udvar-Házy Annual Salary”). As a result of the dual employment assignment and pursuant to the Udvar-Házy Letter Agreement described below, the Company was responsible for payment of the remaining 50% of the Udvar-Házy Annual Salary. Mr. Udvar-Házy was expected to devote 50% of his working time to his duties as Executive Officer of Marketing for ALC Ireland in accordance with the terms of his Ireland Employment Agreement.

The Ireland Employment Agreement was for a fixed term, beginning on March 1, 2023 and automatically ending on March 1, 2028. During the course of the fixed term, the Ireland Employment Agreement could be terminated by (i) either party upon providing written notice as set out in the Minimum Notice and Terms of Employment Act of 1973 (as may be amended from time to time), which currently is between one week for less than two weeks of service with ALC Ireland and eight weeks for 15 years or more of service, or (ii) ALC Ireland, in its sole discretion, without notice if it provided payment of one year’s salary to Mr. Udvar-Házy under the Ireland Employment Agreement. Additionally, under the Ireland Employment Agreement, ALC Ireland could terminate Mr. Udvar-Házy’s employment with immediate effect at any time without notice or payment in lieu of notice if Mr. Udvar-Házy (i) was found guilty of gross misconduct or (ii) in other circumstances which justified summary dismissal. If Mr. Udvar-Házy employment by the Company was terminated, his employment by ALC Ireland under the Ireland Employment Agreement would immediately cease, subject to any applicable termination payments described in the Ireland Employment Agreement. Mr. Udvar-Házy’s Ireland Employment Agreement terminated on May 2, 2025 in connection with his retirement from his executive role with the Company.

Ireland Letter Agreement. The Company previously entered into an Irish letter agreement, effective as of February 14, 2023, with Mr. Udvar-Házy (the “Irish Letter Agreement”) which confirmed the terms of Mr. Udvar-Házy’s compensation and other benefits with the Company while he provided services concurrently to ALC Ireland, including that (i) the Company would pay the remainder of the Udvar-Házy Annual Salary; (ii) Mr. Udvar-Házy was eligible to participate in the Company’s annual performance-based incentive bonuses and long-term equity incentive awards; (iii) Mr. Udvar-Házy was eligible for the Company’s other benefits and retirement program; and (iv) Mr. Udvar-Házy was eligible to receive payments under his Severance Agreement (described below) with the Company, and such payments would be calculated based on his total compensation from the Company and ALC Ireland, subject to the conditions of the Irish Letter Agreement. The Irish Letter Agreement also provided that the Company would (i) assist Mr. Udvar-Házy in assessing tax obligations under Ireland and U.S. federal and state tax laws at the Company’s expense and (ii) provide tax equalization, including gross-ups, to help defray additional tax liabilities associated with his employment in Ireland, if Mr. Udvar-Házy’s employment by ALC Ireland results in him incurring increased personal tax liabilities. The Irish Letter Agreement also specified that termination of

Mr. Udvar-Házy’s employment under the Ireland Employment Agreement did not automatically terminate his employment with the Company. The termination of Mr. Udvar-Házy’s employment with the Company would however automatically terminate his employment with ALC Ireland pursuant to the Ireland Employment Agreement. Mr. Udvar-Házy’s Irish Letter Agreement terminated on May 2, 2025 in connection with his retirement from his executive role with the Company.

Severance Agreement. The Severance Agreement between the Company and Mr. Udvar-Házy was effective as of July 1, 2016, with a three year term ending July 1, 2019, subject to automatic additional one-year extensions, unless terminated by either party with at least 90 days’ notice (the “Term”). As described below, payments to Mr. Udvar-Házy under the Letter Agreement (as defined below) satisfy any compensation or benefits that would have been due under the Severance Agreement.

Termination Provisions under the Severance Agreement. The terms of Mr. Udvar-Házy’s Severance Agreement relating to termination of employment are described below:

(i)

Termination without Cause or by Mr. Udvar-Házy for Good Reason Other Than within 24 months of a Change in Control. If Mr. Udvar-Házy’s employment was terminated by us without Cause or by Mr. Udvar-Házy for Good Reason (other than within 24 months of a change in control), as defined in his Severance Agreement and described below, he would have been entitled to receive, subject in certain circumstances to delivering certain releases and/or agreements, the following:

•	accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment;

•	a prorated annual bonus with respect to the calendar year in which such termination occurred based on actual Company performance;

•	salary continuation, continued health coverage, and continued payment by us of the premiums for his group term life insurance policy until the second anniversary of the date of such termination;

•

two times the average of the annual bonus payments received during the thirty-six-month period immediately prior to his date of termination, payable in substantially equal installments over the two-year period following the termination of his employment; and

•	pro rata vesting based on actual Company performance for any then current performance periods for performance-based equity awards granted during the Term of the Severance Agreement.

(ii)

Termination without Cause or by Mr. Udvar-Házy for Good Reason within 24 months of a Change in Control. If the termination described above was within 24 months of a Change in Control, as defined under the 2014 Equity Incentive Plan and any successor plan (which includes the 2023 Equity Incentive Plan), subject in certain circumstances to delivering certain releases and/or agreements, he would have been entitled to receive the following:

•	accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment;

•	pro rata payout of the target annual bonus for the year in which the termination occurred;

•	a lump sum cash payment equal to three times the sum of his annual salary and target annual bonus;

•	a lump sum cash payment representing the costs of providing benefits under the group health plans in which he was participating at the time of termination of employment for a period of two years;

•	a lump sum cash payment of the premiums for his group term life insurance for a period of two years;

•	full vesting at target level of performance for performance-based equity awards granted during the Term of the Severance Agreement; and

•

if any of Mr. Udvar-Házy’s benefits were parachute payments, Mr. Udvar-Házy would have been entitled to (a) his benefits reduced so that no portion of such benefits is subject to excise tax or (b) his benefits without any such reduction, whichever was greater on an after-tax-basis.

(iii)

Termination due to disability or death. If Mr. Udvar-Házy’s employment was terminated due to disability or death, he, his estate or his beneficiaries would have been entitled to receive accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment. In addition, he would have been entitled to receive the following:

•	a prorated annual bonus with respect to the calendar year in which such termination occurred; and

•	continued vesting based on actual Company performance for performance-based equity awards granted during the Term of the Severance Agreement.

(iv)

Termination for Cause or by Mr. Udvar-Házy without Good Reason. If Mr. Udvar-Házy’s employment was terminated for cause, or he terminated his employment without Good Reason, he would have been entitled to receive accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his employment.

“Cause” was defined for the purposes of the Severance Agreement as (i) conviction of, or plea of guilty or nolo contendere to, a felony or a crime of moral turpitude; (ii) willful fraud, misappropriation, dishonesty or embezzlement, having a material adverse financial, economic or reputational effect on the Company; (iii) willful misconduct or gross or willful neglect in the performance of duties; or (iv) breach in any material respect of the terms and provisions of the Severance Agreement. The Severance Agreement provided that in the event of termination of Mr. Udvar-Házy’s employment pursuant to clauses (iii) or (iv), the Company would have provided him with a notice of termination not more than 30 days following the occurrence of such event (or if later, the Company’s actual knowledge of such event). Mr. Udvar-Házy would not be terminated for “Cause” unless such termination was approved by a vote of the majority of the entire Board of Directors (or such other vote required pursuant to the bylaws of the Company) at a meeting duly called and held at which Mr. Udvar-Házy had the right to be present and be heard.

“Good Reason” under the Severance Agreement included (i) the material reduction of Mr. Udvar-Házy’s authority, duties and responsibilities, or the assignment to him of duties materially inconsistent with his position or positions with our Company or the failure to report directly to the Board of Directors; (ii) a reduction in his then current annual salary; or (iii) the relocation of his office more than 35 miles from his then current office location. Mr. Udvar-Házy’ was required to provide us with notice and a 30-day cure period, and if cured, the event or condition at issue would not have constituted “Good Reason”.

Mr. Udvar-Házy had no obligation to mitigate damages in the event of a termination of his employment, and no payments under his Severance Agreement would have been subject to offset in the event that he did not mitigate.

Letter Agreement. On March 13, 2025, the Company, ALC Ireland and Mr. Udvar-Házy entered into a letter agreement (the “Letter Agreement”), specifying the terms of his retirement from the Company and ALC Ireland effective as of May 2, 2025 (the “Retirement Date”), and his transition to Non-Executive Chairman of the Company. The Letter Agreement provided that Mr. Udvar-Házy was entitled to retirement benefits that were based on the benefits to which he was entitled under his Severance Agreement with the Company and his then-existing equity award agreements with the Company (the “Award Agreements”). In consideration of Mr. Udvar-Házy’s acceptance of the Letter Agreement, and acceptance and delivery of certain associated releases, he was entitled to receive the following: (i) salary continuation at his current annual base salary of $1.8 million and continued health coverage until the second anniversary of the Retirement Date; (ii) an amount equal to approximately $5.6 million, representing two times the average of his prior three annual bonus payments received during the 36-month period immediately prior to the Retirement Date, payable in cash in substantially equal installments over the two-year period following the Retirement Date; (iii) a prorated cash bonus with respect to 2025 based on actual Company performance for the full year payable on or before March 15, 2026; and (iv) continued vesting of his outstanding restricted stock units (“RSUs”), as described below. The Letter Agreement also provided that the Board would nominate and recommend Mr. Udvar-Házy for election as a director to serve as Chairman at the Annual Meeting, where his role as Chairman consisted of attending and presiding over Company stockholder and Board meetings, and performing such other duties and responsibilities as may be requested by the Board. Pursuant to the Letter Agreement and consistent with the terms of the Award Agreements, his outstanding RSUs continued to vest in accordance with their terms. The Letter Agreement provided notice of termination of Mr. Udvar-Házy’s Ireland Employment Agreement and the benefits provided pursuant to the Letter Agreement superseded any benefits that would have been due pursuant to Mr. Udvar-Házy’s Ireland Employment Agreement and Severance Agreement (both as described above). During Mr. Udvar-Hazy’s service as Chairman, he received the compensation described in the section entitled “Director Compensation.”

Pursuant to the Letter Agreement, following his separation of service with Company which occurred in connection with the Merger, Mr. Udvar-Hazy will continue to be bound by his obligations concerning confidentiality, non-solicitation, and assignment of rights to intellectual property, and he is also subject to six-month non-competition, and mutual non-disparagement obligations with respect to the Company and its affiliates.

Ireland Employment Agreement with Mr. Korde

Ireland Employment Agreement. Mr. Korde’s Ireland Employment Agreement provided that ALC Ireland would pay Mr. Korde a gross salary of €368,000 per annum (subject to tax and other deductions required by law or provided for under Mr. Korde’s Ireland Employment Agreement), which represented approximately 50% of Mr. Korde’s total annual base salary of $840,000 approved by the Company’s leadership development and compensation committee (the “Korde Annual Salary”). As a result of the dual employment assignment and pursuant to the Korde Letter Agreement described below, the Company was responsible for payment of the remaining 50% of the Korde Annual Salary. Mr. Korde was expected to devote 50% of his working time to his duties as a Senior Marketer for ALC Ireland in accordance with the terms of his Ireland Employment Agreement.

The Ireland Employment Agreement was for a fixed term, beginning on November 1, 2025 and was scheduled to automatically end on November 1, 2030. During the course of the fixed term, the Ireland Employment Agreement could be terminated by (i) either party upon providing written notice as set out in the Minimum Notice and Terms of Employment Act of 1973 (as may be amended from time to time), which currently is between one week for less than two weeks of service with ALC Ireland and eight weeks for 15 years or more of service, or (ii) ALC Ireland, in its sole discretion, without notice if it provides payment of one year’s salary to Mr. Korde under the Ireland Employment Agreement. Additionally, under the Ireland Employment Agreement, ALC Ireland could terminate Mr. Korde’s employment with immediate effect at any time without notice or payment in lieu of notice if Mr. Korde (i) was found guilty of gross misconduct or (ii) in other circumstances which justify summary dismissal. If Mr. Korde’s employment by the Company was terminated, his employment by ALC Ireland under the Ireland Employment Agreement immediately ceased.

The Company had also entered into a letter agreement, effective as of October 2, 2025, with Mr. Korde (the “Korde Letter Agreement”) which confirmed the terms of Mr. Korde’s compensation and other benefits with the Company while he provided services concurrently to ALC Ireland, including that (i) the Company would pay the remainder of the Korde Annual Salary; (ii) Mr. Korde was eligible to participate in the Company’s annual performance-based incentive bonuses and long-term equity incentive awards; (iii) Mr. Korde was eligible for the Company’s other benefits and retirement program; and (iv) Mr. Korde was eligible to receive payments under the Company’s Executive Severance Plan, and such payments would be calculated based on his total compensation from the Company and ALC Ireland, subject to the conditions of the Letter Agreement. The Letter Agreement also provided that the Company would (i) assist Mr. Korde in assessing tax obligations under Ireland and U.S. federal and state tax laws at the Company’s expense and (ii) provide tax equalization, including gross-ups, to help defray additional tax liabilities associated with his employment in Ireland, if Mr. Korde’s employment by ALC Ireland resulted in him incurring increased personal tax liabilities. The Letter Agreement also specified that termination of Mr. Korde’s employment under the Ireland Employment Agreement did not automatically terminate his employment with the Company. The termination of Mr. Korde’s employment with the Company would however automatically terminate his employment with ALC Ireland pursuant to the Ireland Employment Agreement.

Executive Severance Plan

The Board of Directors approved and adopted the Air Lease Corporation Executive Severance Plan (“Severance Plan”), as amended May 3, 2017. Under the Severance Plan, Company employees who are senior vice presidents and above, who were designated by the leadership development and compensation committee (or persons appointed by the committee) and who were not party to an individual severance agreement (“Covered Employees”) would generally be entitled to receive severance benefits under the Severance Plan. The leadership development and compensation committee designated our executive and senior vice presidents as participants. Our former Chief Executive Officer and President was not a participant because he was a party to an individual severance agreement as described above. The severance benefits are generally conditioned upon execution of a release of claims and continued compliance with confidentiality provisions as set forth in the Severance Plan.

Termination without Cause by the Company Other Than within Twenty-Four Months of a Change in Control. If a Covered Employee’s employment is terminated by the Company without Cause, as defined in the Severance Plan, other than within twenty-four months of a Change in Control, as defined under the Company’s 2014 Equity Incentive Plan and any successor plan (which includes the 2023 Equity Incentive Plan), the Covered Employee will be entitled to receive the following:

•

accrued but unpaid salary and benefits, expense reimbursement, and any earned but unpaid annual bonus with respect to the last calendar year completed during his or her employment (“Accrued Benefits”);

•	a prorated annual bonus with respect to the calendar year in which such termination occurs based on actual performance;

•	immediate pro rata vesting of any outstanding deferred bonus awards granted under the Company’s Amended and Restated Deferred Bonus Plan (“Deferred Bonus Plan”);

•

an amount equal to the sum of the Covered Employee’s (x) annual salary in effect as of the date of termination and (y) the average of the annual bonus payments received during the thirty-six month period immediately prior to the Covered Employee’s date of termination, multiplied by a multiplier of 1x for executive vice presidents and by a multiplier of .5x for senior vice presidents, payable in substantially equal installments over one year from the date of termination for executive officers and six months from the date of termination for senior vice presidents;

•	continued health coverage until one year from the date of termination for executive vice presidents and six months from the date of termination for senior vice presidents;

•	pro rata vesting based on actual Company performance for any then current performance periods for outstanding performance-based equity awards; and

•	pro rata vesting through date of termination for outstanding time-based equity awards.

Termination without Cause or by the Covered Employee for Good Reason within 24 months of a Change in Control. If a Covered Employee’s employment is terminated by the Company without Cause or is terminated by a Covered Employee for Good Reason, as defined in the Severance Plan, within 24 months of a Change in Control, the Covered Employee will be entitled to receive the following:

•	Accrued Benefits;

•	pro rata payout of the target annual bonus for the year in which the termination occurs;

•	full vesting of any outstanding deferred bonus awards granted under the Company’s Deferred Bonus Plan;

•

a lump sum cash payment in an amount equal to the sum of the Covered Employee’s (x) annual salary in effect as of the date of termination and (y) target annual bonus for the calendar year in which the termination occurs, multiplied by a multiplier of 2x for executive vice presidents and by a multiplier of 1x for senior vice presidents;

•

a lump sum cash payment in an amount equal to the COBRA costs of providing benefits under the group health plans in which the Covered Employee was participating at the time of termination of employment for two years for executive vice presidents and one year for senior vice presidents;

•	full vesting at target level of performance for outstanding performance-based equity awards for any open performance periods; and

•	full vesting for outstanding time-based equity awards.

Messrs. Levy and Willis and Ms. Forsyte were terminated without cause in connection with the Merger on April 8, 2026.

Termination due to disability or death. If a Covered Employee’s employment is terminated due to disability or death, the Covered Employee or his or her estate or beneficiaries will be entitled to receive:

•	Accrued Benefits;

•	a prorated annual bonus with respect to the calendar year in which such termination occurs;

•	continued vesting based on actual Company performance for outstanding performance-based equity awards; and

•	full vesting for outstanding time-based equity awards.

If any of the Covered Employee’s benefits are parachute payments, the Covered Employee will be entitled to (a) his or her benefits reduced so that no portion of such benefits is subject to excise tax or (b) his or her benefits without any such reduction, whichever is greater on an after-tax-basis.

The Board of Directors may amend, modify or terminate the Severance Plan at any time in its sole and exclusive discretion subject to certain limitations.

Potential Payments upon Termination or Change in Control

The following tables describe and quantify payments and benefits to which our 2025 FYE NEOs would have been entitled under various employment termination and change-in-control scenarios, assuming they occurred on December 31, 2025. For payments provided to Mr. Udvar-Házy, we described the actual benefits he received in connection with his retirement from his executive role on May 2, 2025 above under the section “Letter Agreement, Ireland Employment Agreement and Severance Agreement with Mr. Udvar-Házy”. Certain of the amounts identified below are only estimates. Some amounts in the tables and footnotes have been rounded up to the nearest whole number.

Under the terms of the 2014 Equity Incentive Plan and the award agreements outstanding under the 2023 Equity Incentive Plan, under which all outstanding equity awards granted to our NEOs through the end of 2025 were made, a change in control generally means the first to occur of the following: (i) an acquisition by any person or group of beneficial ownership of 35% or more, on a fully diluted basis, of our outstanding shares of common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors, excluding any acquisition by the Company or any affiliate, any acquisition directly from the Company, any acquisition by any employee benefit plan sponsored or maintained by the Company or any affiliate or any acquisition that complies with clauses (A), (B), and (C) of clause (iv); (ii) individuals who were members of our Board on the effective date, and directors whose election or nomination for election was approved by a vote of at least two-thirds of such incumbent directors, cease to constitute at least a majority of our board; (iii) our complete dissolution or liquidation; or (iv) the consummation of a merger, consolidation, statutory share exchange, a sale or other disposition of all or substantially all of our assets or similar form of corporate transaction that requires the approval of our stockholders, unless immediately following any such transaction, (A) the majority of the total voting power of the surviving company (or parent corporation with voting power to elect a majority of the directors of the surviving company) is represented by our outstanding voting securities that were outstanding before the transaction and held by the holders thereof in substantially the same proportion as before the transaction, (B) no person or group becomes the beneficial owner, directly or indirectly, of 35% or more of the total voting power of the parent company or, absent a parent company, the surviving company, and (C) at least two-thirds of the directors of the parent company (or surviving company) following such transaction were members of our board at the time of the board approval for such transaction.

Regardless of the termination scenario, each of our 2025 FYE NEOs will receive earned but unpaid base salary through the date of termination of his or her employment. Each of Messrs. Plueger, Levy and Willis, and Ms. Forsyte were terminated without cause in connection with the Merger on April 8, 2026.

Post-employment and change in control payments—Mr. Plueger

Executive payments and benefits upon termination	Voluntary termination without good reason/ involuntary termination for cause	Involuntary termination without cause/for good reason		Termination due to death or disability		Change in control without a termination of employment	Involuntary termination without cause/for good reason in connection with a change in control
Compensation severance	$—	$9,110,000	(a)	$2,820,000	(b)	$—	$11,000,000	(c)
Acceleration of vesting of equity awards
Time Vested RSUs	—	2,458,506	(d)	3,596,752	(e)	—	3,596,752	(e)
Performance Vested RSUs	—	1,698,134	(f)	5,094,402	(g)	—	5,094,402	(g)
Benefits and perquisites
Term life insurance	—	10,892	(h)	—		—	10,892	(h)
Benefits	—	102,672	(i)	—		—	102,672	(i)
Total	$—	$13,380,204		$11,511,154		$—	$19,804,718

(a)

Represents the aggregate of Mr. Plueger’s annual bonus for 2025 based on actual company performance, salary continuation at an annual rate of $1.0 million through December 31, 2027, and two times the average of the annual bonus payments received during the thirty-six-month period immediately prior to his date of termination.

(b)	Represents the amount of Mr. Plueger’s annual bonus for 2025 based on actual company performance.
(c)	Represents the aggregate of Mr. Plueger’s target annual bonus for 2025 and three times the sum of his base salary and target annual bonus for 2025.
(d)	Represents pro-rata vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.
(e)	Represents full vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(f)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes pro-rata vesting and includes adjustments for 280G mitigation actions taken with respect to 2024 Book Value RSUs in connection with the Merger on December 31, 2025. With respect to TSR RSUs granted in February 2024 and February 2025, assumes pro-rata vesting and includes adjustments for 280G mitigation actions taken with respect to 2024 TSR RSUs in connection with the Merger on December 31, 2025. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(g)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes full vesting and includes adjustments for 280G mitigation actions taken with respect to 2024 Book Value RSUs in connection with the Merger on December 31, 2025. With respect to TSR RSUs granted in February 2024 and February 2025, assumes full vesting includes adjustments for 280G mitigation actions taken with respect to 2024 TSR RSUs in connection with the Merger on December 31, 2025. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(h)

Represents the premium payments on the group term life insurance policy for Mr. Plueger that the Company would continue to pay. The total amount payable under the group term life insurance policy for Mr. Plueger is $1.0 million.

(i)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage, based on rates as of December 31, 2025.

Mr. Plueger was terminated without cause in connection with the Merger on April 8, 2026. In connection with such termination, Mr. Plueger received the severance payments and benefits outlined in his Severance Agreement including, among other things, (i) accrued salary and benefits up to the termination date, (ii) a prorated annual bonus for the year of termination at target level of performance of $536,986, (iii) a lump sum payment of $9,000,000 equal to three times the sum of annual salary and target annual bonus, (iv) cash payment for COBRA costs, (v) a $10,031 lump sum payment of group term life insurance premiums and (vi) vesting of all outstanding equity and long-term incentive awards as of his termination date as determined pursuant to the Merger Agreement in an amount of $10,658,822.

Post-employment and change in control payments—Mr. Levy

Executive payments and benefits upon termination	Voluntary termination with or without good reason/ involuntary termination for cause	Involuntary termination without cause	Termination due to death or disability	Change in control without a termination of employment	Involuntary termination without cause or for good reason within twenty-four months following a change in control
Compensation severance	$—	$3,565,450 (a)	$1,522,800 (b)	$—	$4,450,000 (c)
Acceleration of vesting of equity awards
Time Vested RSUs	—	495,102 (d)	725,157 (e)	—	725,157 (e)
Performance Vested RSUs	—	1,112,571 (f)	2,178,296 (g)	—	2,178,296 (g)
Benefits and perquisites
Term life insurance	—	—	—	—	—
Benefits	—	73,380 (h)	—	—	146,760 (i)
Total	$—	$5,246,502	$4,426,253	$—	$7,550,213

(a)	Represents the aggregate of Mr. Levy’s annual bonus for 2025 based on actual company performance, salary for 2025 and average of paid annual bonuses over the most recent three bonus payments.
(b)	Represents the amount of Mr. Levy’s annual bonus for 2025 based on actual company performance.
(c)	Represents the aggregate of Mr. Levy’s target annual bonus for 2025 and two times 2025 annual salary and target bonus.

(d)	Represents pro-rata vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(e)	Represents full vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(f)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(g)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes full vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes full vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(h)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for one year, based on rates as of December 31, 2025.

(i)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for two years, based on rates as of December 31, 2025.

Mr. Levy was terminated without cause in connection with the Merger on April 8, 2026. In connection with such termination, Mr. Levy received the severance payments and benefits outlined in the Executive Severance Plan including, among other things, (i) accrued salary and benefits up to the termination date, (ii) a prorated annual bonus for the year of termination at target level of performance of $241,644, (iii) a lump sum payment of $3,600,000 equal to two times the sum of annual salary and target annual bonus, (iv) cash payment for COBRA costs, and (v) vesting of all outstanding equity and long-term incentive awards as of his termination date as determined pursuant to the Merger Agreement in an amount of $4,108,899.

Post-employment and change in control payments—Ms. Forsyte

Executive payments and benefits upon termination	Voluntary termination with or without good reason/ involuntary termination for cause	Involuntary termination without cause		Termination due to death or disability		Change in control without a termination of employment	Involuntary termination without cause or for good reason within twenty-four months following a change in control
Compensation severance	$—	$3,426,973	(a)	$1,480,500	(b)	$—	$4,375,000	(c)
Acceleration of vesting of equity awards
Time Vested RSUs	—	497,190	(d)	735,755	(e)	—	735,755	(e)
Performance Vested RSUs		1,155,476	(f)	2,264,429	(g)	—	2,264,429	(g)
Benefits and perquisites
Term life insurance	—	—		—		—	—
Benefits	—	73,380	(h)	—		—	146,760	(i)
Total	$—	$5,153,018		$5,153,018		$—	$7,521,943

(a)	Represents the aggregate of Ms. Forsyte’s annual bonus for 2025 based on actual company performance, salary for 2025 and average of paid annual bonuses over the most recent three bonus payments.
(b)	Represents the amount of Ms. Forsyte’s annual bonus for 2025 based on actual company performance.

(c)	Represents the aggregate of Ms. Forsyte’s target annual bonus for 2025 and two times 2025 annual salary and target bonus.

(d)	Represents pro-rata vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(e)	Represents full vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(f)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(g)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes full vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes full vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(h)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for one year, based on rates as of December 31, 2025.

(i)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for two years, based on rates as of December 31, 2025.

Ms. Forsyte was terminated without cause in connection with the Merger on April 8, 2026. In connection with such termination, Ms. Forsyte received the severance payments and benefits outlined in the Executive Severance Plan including, among other things, (i) accrued salary and benefits up to the termination date, (ii) a prorated annual bonus for the year of termination at target level of performance of $234,932, (iii) a lump sum payment of $3,500,000 equal to two times the sum of annual salary and target annual bonus, (iv) cash payment for COBRA costs, and (v) vesting of all outstanding equity and long-term incentive awards as of her termination date as determined pursuant to the Merger Agreement in an amount of $4,270,238.

Post-employment and change in control payments—Mr. Willis

Executive payments and benefits upon termination	Voluntary termination with or without good reason/ involuntary termination for cause	Involuntary termination without cause		Termination due to death or disability		Change in control without a termination of employment	Involuntary termination without cause or for good reason within twenty-four months following a change in control
Compensation severance	$—	$3,407,563	(a)	$1,563,580	(b)	$—	$44,325,000	(c)
Acceleration of vesting of equity awards
Time Vested RSUs	—	481,979	(d)	711,476	(e)	—	711,476	(e)
Performance Vested RSUs		1,113,855	(f)	2,180,544	(g)	—	2,180,544	(g)
Benefits and perquisites
Term life insurance	—	—		—		—	—
Benefits	—	73,380	(h)	—		—	146,760	(i)
Total	$—	$5,076,777		$4,455,600		$—	$7,363,780

(a)	Represents the aggregate of Mr. Willis’ annual bonus for 2025 based on actual company performance, salary for 2025 and average of paid annual bonuses over the most recent three bonus payments.

(b)	Represents the amount of Mr. Willis’ annual bonus for 2025 based on actual company performance.

(c)	Represents the aggregate of Mr. Willis’ target annual bonus for 2025 and two times 2025 annual salary and target bonus.

(d)	Represents pro-rata vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(e)	Represents full vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(f)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(g)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes full vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes full vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(h)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for one year, based on rates as of December 31, 2025.

(i)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for two years, based on rates as of December 31, 2025.

Mr. Willis was terminated without cause in connection with the Merger on April 8, 2026. In connection with such termination, Mr. Willis received the severance payments and benefits outlined in the Executive Severance Plan including, among other things, (i) accrued salary and benefits up to the termination date, (ii) a prorated annual bonus for the year of termination at target level of performance of $232,247, (iii) a lump sum payment of $3,460,000 equal to two times the sum of annual salary and target annual bonus, (iv) cash payment for COBRA costs, and (v) vesting of all outstanding equity and long-term incentive awards as of his termination date as determined pursuant to the Merger Agreement in an amount of $4,111,742.

Post-employment and change in control payments—Mr. Korde

Executive payments and benefits upon termination	Voluntary termination with or without good reason/ involuntary termination for cause	Involuntary termination without cause		Termination due to death or disability		Change in control without a termination of employment	Involuntary termination without cause or for good reason within twenty-four months following a change in control
Compensation severance	$—	$3,287,130	(a)	$1,421,280	(b)	$—	$4,200,000	(c)
Acceleration of vesting of equity awards
Time Vested RSUs	—	448,194	(d)	656,559	(e)	—	656,559	(e)
Performance Vested RSUs		1,012,136	(f)	1,978,669	(g)	—	1,978,669	(g)
Benefits and perquisites
Term life insurance	—	—		—		—	—
Benefits	—	73,380	(h)	—		—	146,760	(i)
Total	$—	$4,820,840		$4,056,508		$—	$6,981,988

(a)	Represents the aggregate of Mr. Korde’s annual bonus for 2025 based on actual company performance, salary for 2025 and average of paid annual bonuses over the most recent three bonus payments.

(b)	Represents the amount of Mr. Korde’s annual bonus for 2025 based on actual company performance.

(c)	Represents the aggregate of Mr. Korde’s target annual bonus for 2025 and two times 2025 annual salary and target bonus.

(d)	Represents pro-rata vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(e)	Represents full vesting for the time vested RSUs granted in February 2023, February 2024, and February 2025.

(f)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes pro-rata vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(g)

With respect to the Book Value RSUs granted in February 2024 and February 2025, assumes full vesting. With respect to TSR RSUs granted in February 2024 and February 2025, assumes full vesting. Amount reported does not include (i) Book Value RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 200% of such awards were released on the same day based on our achievement of established book value goals or (ii) TSR RSUs granted in February 2023 for which the performance period ended December 31, 2025 and 165% of such awards were released on the same day based on our estimated achievement of established goals in connection with 280G mitigation actions. The amount shown in the table reflects the leadership development and compensation committee’s certification of the final performance and authorization of the release of an additional 6% of the 2023 TSR RSUs on February 12, 2026.

(h)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for one year, based on rates as of December 31, 2025.

(i)	Represents health, dental and vision insurance premiums that would be paid by the Company for continued coverage for two years, based on rates as of December 31, 2025.

2025 CEO Pay Ratio

The 2025 annual total compensation of the Company’s former CEO was $9,399,534. The 2025 annual total compensation of the median employee (excluding the former CEO) was $341,434. The ratio between the two amounts is 28:1.

The Company believes that the ratio of pay included above is a reasonable estimate calculated in a manner consistent with applicable SEC rules.

To determine the pay ratio, we took the following steps: For 2025, we identified the median employee using our employee population consisting of 160 full-time employees on December 31, 2025, the last day of the last month in our fiscal year. We identified the median employee based on gross wages paid in 2025 as reported on form W-2. We did not make any assumptions, adjustments or estimates with respect to gross wages paid in 2025.

As required by SEC rules, after identifying our median employee, we calculated annual total compensation for both our median employee and our former CEO using the same methodology that we used to determine our NEOs’ annual compensation for the Summary Compensation Table. This information is being provided for compliance purposes. Neither the leadership development and compensation committee nor management of the Company used the pay ratio measure in making compensation decisions. Given the different methodologies that companies use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Director Compensation

Prior to the Merger, our Board of Directors set non-employee director compensation based on recommendations from the leadership development and compensation committee. The committee periodically reviewed the cash and equity-based award compensation of non-employee directors serving on the Board and its committees. The leadership development and compensation committee’s independent compensation consultant, Exequity, assisted in this review, including obtaining market information, annually benchmarking our non-employee director compensation and designing various aspects of our compensation program for directors. After its review, the committee recommended any changes to the Board of Directors for approval. Directors who were also employees of the Company (consisting of Messrs. Udvar-Házy and Plueger for all or a portion of 2025) did not receive any additional compensation for their service as a director for any period of the year in which they were employed by the Company.

Annual Cash Retainer and Other Cash Fees

Cash retainers under our non-employee director compensation program for 2025 (prior to the Merger) consisted of:

Retainer Type	Annual Cash Compensation
Annual Board Retainer	$80,000
Committee Member Retainer
• Audit	$15,000
• Leadership Development and Compensation	$10,000
• Nominating and Corporate Governance	$10,000
Additional Retainer for Committee Chair
• Audit	$20,000
• Leadership Development and Compensation	$10,000
• Nominating and Corporate Governance	$10,000
Additional Retainer for Lead Independent Director	$50,000
Additional Retainer for Chair of the Board	$50,000

There has been no change in our retainer fees since 2012 other than the Board of Directors determined to also provide an additional annual cash retainer of $50,000 for anyone serving as Non-Executive Chairman of the Board of Directors following Mr. Udvar-Hazy’s retirement from his executive role in 2025. All cash retainers are paid quarterly and prorated based on the number of days that a director serves in the applicable capacity.

A non-employee director will also receive a meeting fee of $1,500 per meeting (i) if he or she attends a number of Board meetings in excess of the number of scheduled meetings plus two additional Board meetings during the applicable calendar year, or (ii) if he or she attends during the applicable year a number of meetings of a committee on which he or she serves, in excess of the number of scheduled meetings plus two additional meetings of that committee for that year. We paid a total of $7,500 to each of our non-employee directors for attending additional meetings in 2025.

Non-employee directors may be paid a per diem fee of $2,500 for non-ordinary course Board or committee activity (excluding any educational events) subject to the approval of the Board, the Chairman of the Board or the Lead Independent Director of the Board (provided no director can approve their own per diem fees). Mr. Milton, our Lead Independent Director was paid a $2,500 per diem fee in 2025 for certain non-ordinary course activity related to the Merger.

As a matter of policy, each director could have elected to have his or her 2025 retainer paid in cash or shares of our Class A Common Stock, or a combination thereof. All directors elected to have their retainer paid in cash in 2025.

Equity Awards

Prior to the Merger, each non-employee director who joined our Board of Directors received an initial grant of RSUs to be settled in shares of our Class A Common Stock (“Initial Director Grant”) with an aggregate value of $180,000. Thereafter, each year our non-employee directors received an annual RSU award to be settled in shares of Class A Common Stock (the “Annual Director Grant”) with an aggregate value of $130,000. There was no change in the dollar value of the equity awards made in 2025 (which had been initially set in May 2019, when we increased the aggregate value of the Annual Director Grant from $120,000 to $130,000).

Prior to the Merger, the value of all grants of RSUs was based on the closing price of our Class A Common Stock on the date of grant. All RSUs awarded to our non-employee directors were scheduled to vest in full on the first anniversary of the grant date, and if the director’s service terminated for any reason, other than following a change in control, the RSUs would vest on a daily prorated basis according to the number of days between the grant date and the termination of service, divided by 365. If the director’s service terminated following a change in control, the RSUs would vest in full. For 2025, all Annual Director Grants were made pursuant to the Air Lease Corporation 2023 Equity Incentive Plan (we did not have any Initial Director Grants in 2025).

Prior to the Merger, each director also had the option to defer receipt of his or her Annual Director Grant shares beyond the one-year vesting period. Directors were permitted to elect to defer his or her shares until separation from service or alternatively, could elect a deferral period of five years or ten years from the date of grant, provided, that shares would be distributed upon a separation from service, a change of control, or at death, if earlier than the elected deferral date. After the applicable vesting date, deferred RSUs received dividend equivalents which were reinvested in additional RSUs based on the closing price of the Company’s Class A Common Stock on the date dividends were paid.

On May 2, 2025, each non-employee director, including Mr. Hazy, received an Annual Director Grant. Pursuant to the Merger Agreement, these awards vested in full upon consummation of the Merger in connection with each of our non-employee director’s separation from service.

Expense Reimbursement/Other Arrangements

We reimburse directors for travel and lodging expenses incurred in connection with their attendance at meetings and other expenses incurred in connection with their service to the Company. We also have entered into agreements with each of our former non-employee directors to provide them with indemnification and advancement of expenses to supplement that provided under our certificate of incorporation and Bylaws (each as in effect immediately prior to the Merger), subject to certain requirements and limitations.

Director Compensation Summary

The following table sets forth compensation paid to or earned by the individuals who served as non-employee directors of the Company during 2025.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Total ($)
Mr. Udvar-Hazy	94,048	130,000	224,048
Mr. Hart	132,500	130,000	262,500
Ms. Hollingsworth Clark	102,500	130,000	232,500
Ms. Krongard	117,500	130,000	247,500
Mr. Larsen	107,500	130,000	237,500
Ms. McCaw	97,500	130,000	227,500
Mr. Milton	186,500	130,000	316,500
Mr. Saines	102,500	130,000	232,500

(1)

Fees Earned or Paid in Cash: The amount shown for each non-employee director is composed of his or her annual retainer fees, committee member fees, any additional committee chair fees and any additional meeting fees.

(2)

Stock Awards: On May 2, 2025, each non-employee director was granted an Annual Director Grant of 2,698 RSUs which were scheduled to vest in full on May 2, 2026. The dollar amounts shown for the Annual Director Grants to Mses. Krongard, McCaw and Hollingsworth Clark, and Messrs. Udvar-Hazy, Hart, Larsen, Milton and Saines reflect $48.17 per share, which is the grant date fair value of one share of Class A Common Stock computed in accordance with FASB ASC Topic 718. Each RSU represented a contingent right to receive one share of our Class A Common Stock. Except as described above, none of our non-employee directors held any unvested RSUs as of December 31, 2025. As of December 31, 2025, our non-employee directors held the following vested RSUs:

Name	Number of RSUs
Mr. Udvar-Hazy	—
Mr. Hart	—
Ms. Hollingsworth Clark (a)	5,854
Ms. Krongard (a)	28,668
Mr. Larsen (a)	36,779
Ms. McCaw (a)	18,314
Mr. Milton	—
Mr. Saines (a)	36,779

(a)	Amount includes accrued dividend equivalents in connection with the deferral of certain Annual Director Grants of RSUs. Fractional shares have been rounded to the nearest whole share.

Director Stock Ownership Guidelines

Prior to the Merger, our Board of Directors had adopted robust stock ownership guidelines for all non-employee directors which required all non-employee directors to maintain ownership of Class A Common Stock equivalents with an aggregate market value equal to five times the amount of the then current annual cash retainer fee for service on our Board of Directors (but not including any additional retainer paid as a result of service as a committee chair or committee member). Each non-employee director had five years from the time he or she was appointed to the Board of Directors to achieve the required ownership threshold. For a non-employee director, Class A Common Stock equivalents included (i) shares of Class A Common Stock beneficially owned by the director (including shares held by his or her immediate family members or held in trust), (ii) shares of Class A Common Stock underlying vested RSUs (including dividend equivalent rights for any deferred awards), and (iii) shares of Class A Common Stock underlying unvested RSUs awarded to a director that were subject to time-based vesting only. As of April 7, 2026, immediately prior to the Merger, all of our non-employee directors were in compliance with the ownership guidelines. The table below sets forth the ownership of Class A Common Stock equivalents held by our non-employee directors under the guidelines as of such date:

Target Ownership			Actual Ownership
Current Outside Director Annual Cash Retainer Fee	Multiple of Annual Retainer	Multiple Expressed in Dollars	Non-employee Director	Multiple of Annual Retainer(1)	Value of Shares held by Director(1)
$ 80,000	5x	$400,000	Mr. Udvar-Hazy	4,377x	$350,141,805
			Mr. Hart	49x	$3,913,910
			Ms. Hollingsworth Clark	21x	$1,642,481
			Ms. Krongard	48x	$3,842,228
			Mr. Larsen	32x	$2,574,199
			Ms. McCaw	25x	$2,007,194
			Mr. Milton	41x	$3,264,755
			Mr. Saines	45x	$3,562,134

(1)

Based on the closing price of the Company’s Class A Common Stock on April 7, 2026. Includes Class A Common Stock equivalents held by the applicable director as of April 7, 2026, as calculated under our stock ownership guidelines.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,424,660
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,424,660

Voting Ownership of Sumisho Air Lease Corporation Class C Common Stock

The following table sets forth information as of April 30, 2026 regarding the beneficial ownership of our Class C Common Stock by:

•	each person known by us to beneficially own more than five percent of our Class C Common Stock;

•	each of our named executive officers for 2025;

•	each of our directors; and

•	all of our current executive officers and directors, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or have the right to acquire such powers within 60 days. Unless otherwise indicated, each person has sole voting and investment power over the shares reported.

All percentages in the following table are based on a total of 200 shares of our Class C Common Stock outstanding as of April 30, 2026. The address of each person named in the table below, unless otherwise indicated, is c/o Sumisho Air Lease Corporation, 2000 Avenue of the Stars, Suite 1000N, Los Angeles, California 90067.

	Class C Common Stock
Name of beneficial owner	Number of shares beneficially owned	%
Greater than 5% Stockholders
Sumitomo Corporation (1)	95.01	47.505%
AP Takeoff Holdings, Ltd (2)	47.505	23.7525%
BF Takeoff Holdings, LLC (3)	47.505	23.7525%
Named Executive Officers and Directors
John L. Plueger	—	*
Steven F. Udvar-Házy	—	*
Grant A. Levy	—	*

Class C Common Stock
Name of beneficial owner	Number of shares beneficially owned	%
Carol Forsyte	—	*
Gregory B. Willis	—	*
Kishore Korde	—	*
Noriyuki Hiruta	—	*
David Swan	—	*
Sabrina Lemmens	—	*
All current executive officers and directors, as a group (6 persons)	—	*

(1)

Sumitomo Corporation is the beneficial owner and indirect shareholder of 95.01 shares of Class C Common Stock with sole voting and investment power over these shares. The address of Sumitomo Corporation is 3-2, Otemachi 2-Chome, Chiyoda-ku, Tokyo, Japan. Sumitomo Corporation is also the beneficial owner of 34% of the voting equity of SMBC Aviation Capital (“SMBC AC”), an entity that is the beneficial owner of 9.98 shares of Class C Common Stock (representing 4.99% of our outstanding voting equity as of April 30, 2026). Sumitomo Corporation disclaims beneficial ownership of the shares held by SMBC AC, except to the extent of its pecuniary interests therein.

(2)

AP Takeoff Holdings, Ltd, an investment vehicle affiliated with Apollo Global Management Inc., is the beneficial owner and indirect shareholder of 47.505 shares of Class C Common Stock with sole voting and investment power over these shares. The address of AP Takeoff Holdings, Ltd is c/o Apollo Capital Management, L.P., 9 West 57th Street, 9th Floor, New York, New York 10019.

(3)

BF Takeoff Holdings, LLC, an investment vehicle affiliated with Brookfield Asset Management Ltd., is the beneficial owner and indirect shareholder of 47.505 shares of Class C Common Stock with sole voting and investment power over these shares. The address of BF Takeoff Holdings, LLC is c/o Brookfield Asset Management Credit and Insurance Solutions Advisor LLC, 250 Vesey Street, 15th Floor, New York, New York 10281.

*	Represents beneficial ownership of less than 1%.

Pursuant to certain agreements among Sumitomo Corporation, AP Takeoff Holdings, Ltd, an investment vehicle affiliated with Apollo Global Management Inc., and BF Takeoff Holdings, LLC, an investment vehicle affiliated with Brookfield Asset Management Ltd., Sumitomo Corporation has the option to acquire, between seven and ten years after the closing of the Merger, all of the Class C Common Stock beneficially held by AP Takeoff Holdings, Ltd and BF Takeoff Holdings, LLC, subject to certain conditions. Such acquisition option, if exercised, would result in a change in control of the Company, with Sumitomo Corporation becoming the beneficial owner of 95.01% of our currently outstanding Class C Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The following is a summary of material provisions of certain transactions we have entered into in which any related person (as defined in Item 403 of Regulation S-K) had or will have a direct or indirect material interest.

The Servicing Agreement

On April 8, 2026, in connection with the closing of the Merger, SMBC AC, an entity that is 34% indirectly held by Sumitomo Corporation which holds 47.5% of our voting equity, entered into a Servicing Agreement with Sumisho Air Lease Corporation Designated Activity Company (“Parent”), guaranteed by us, to act as exclusive servicer to the Parent group, including us (the “Group”), in respect of its aircraft leased to non-U.S. airlines (the “Servicing Agreement”). The remaining aircraft leased to U.S. airlines as of the closing of the Merger will continue to be serviced by the Group. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft within the Group’s fleet leased to non-U.S. airlines. The Servicing Agreement contains provisions to address potential conflicts of interest and also requires SMBC AC, as servicer, to act in accordance with a prescribed standard of care. Pursuant to the Servicing Agreement, Parent will pay or procure the payment to SMBC AC of customary fees for services rendered thereunder, which relate to the leasing, acquisition and sale of the Group’s aircraft subject to the Servicing Agreement.

The main categories of services that SMBC AC, as Servicer, provides pursuant to the Servicing Agreement are:

•	invoicing rent payments and other amounts due under various leases;

•	monitoring receipt of payments, letters of credit and credit support under various leases;

•	lease administration and enforcement;

•	monitoring the performance of maintenance obligations of lessees under the leases and delivering and accepting redelivery of aircraft under lease;

•	monitoring the performance of insurance obligations of lessees under the leases;

•

making any amendments or modifications to any lease as the Servicer deems reasonably necessary or appropriate, subject to certain core lease provisions and other limited restrictions requiring approval from Parent;

•	taking actions with respect to any option or right of any lessee and the enforcement of the obligations of each lessee under each lease as the Servicer deems reasonably necessary or appropriate;

•	periodic reporting of information relating to the aircraft portfolio;

•	aircraft marketing and remarketing, including lease negotiation;

•	asset sales and acquisition services including marketing and sale negotiations;

•	assisting with the compliance by us of concentration and investment limitations for the aircraft fleet set forth in our business plan; and

•	assisting with the preparation of a proposed operating budget and asset expenses budget for each year.

If a conflict of interest arises in respect of SMBC AC’s performance of the services under the Servicing Agreement, the “Conflicts Standard” requires that SMBC AC will perform the services in good faith and to the extent that our aircraft and another asset owned or administered by SMBC AC are substantially similar in terms of objectively identifiable characteristics relevant for purposes of the particular services to be performed, SMBC AC will not discriminate between those assets on an unreasonable basis.

If SMBC AC determines that due to a conflict of interest, it would not be appropriate to provide one or more of the services in accordance with the “Conflicts Standard” (a “Conflict Matter”), SMBC AC may, at its discretion:

•	suspend performance of some or all of the services in respect of the Conflict Matter to the extent, and for the period, necessary to mitigate the conflict of interest;

•	cease performance of some or all of the services in respect of the Conflict Matter to the extent necessary to mitigate the conflict of interest;

•	suspend performance of all of the services with respect to the relevant aircraft or lease to the extent, and for the period, necessary to mitigate the conflict of interest; or

•	(if the Servicer determines that none of the above would satisfactorily mitigate the conflict of interest), terminate the Servicing Agreement in relation to the relevant aircraft or lease.

In the case of a Conflict Matter, Parent may be required to appoint a representative to act in relation to such Conflict Matter. Parent is not entitled to terminate the Servicing Agreement as a result of a conflict of interest unless SMBC AC fails in any material respect to perform any material services in accordance with the Conflicts Standard (subject to a materiality threshold and a fifteen business day grace period).

We have not made any payments to SMBC AC under the Servicing Agreement as of the date of this Amendment.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The Company has adopted a written Related Person Transaction Policy that is intended to comply with Item 404 of Regulation S-K. The purpose of the policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) the Company (including any of its subsidiaries) was, is or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related party had, has or will have a direct or indirect material interest (a “Related Person Transaction”). For purposes of the policy, a related party is any of our directors, director nominees, executive officers, beneficial owners of more than 5% of any class of the Company’ s voting securities (currently our Class C Common Stock), or any of their respective immediate family members.

Under our Related Person Transaction Policy, the nominating and corporate governance committee (or where there is no such committee, the full Board) is responsible for reviewing and approving each Related Person Transaction. In determining whether to approve a Related Person Transaction, the nominating and corporate governance committee (or where there is no such committee, the full Board) will consider the relevant facts and circumstances of the Related Person Transaction available to the nominating and corporate governance committee (or where there is no such committee, the full Board) and to take into account, among other factors it deems appropriate, whether the Related Person Transaction is on terms comparable to those available to an unaffiliated third party or to employees generally under the same or similar circumstances and the extent of the related party’s interest in the transaction. If a Related Person Transaction falls within one of certain specified pre-approved transaction categories set forth in the policy, it does not require review by the nominating and corporate governance committee (or where there is no such committee, the full Board) and shall be deemed to be pre-approved even if the amount involved exceeds $120,000.

No member of the nominating and corporate governance committee (or where there is no such committee, the full Board) who is a related party is permitted to vote on the approval or ratification of their own Related Person Transaction, but may, if requested by other members of the nominating and corporate governance committee (or where there is no such committee, the full Board), participate in some or all of the nominating and corporate governance committee’s discussions of the Related Person Transaction. Out of an abundance of caution, the nominating and corporate governance committee (or where there is no such committee, the full Board) will sometimes review and approve or ratify transactions with a related person or an entity affiliated with a related person, even if the related person does not have a direct or indirect material interest in the transaction. We did not have any Related Person Transactions (other than pre-approved transactions) during 2025. Our current Board of Directors approved the Servicing Agreement in 2026.

Director Independence

Prior to the consummation of the Merger, our Board of Directors was comprised of the following nine individuals: Mr. Udvar-Hazy, Mr. Plueger, Mr. Hart, Ms. Hollingsworth Clark, Ms. Krongard, Mr. Larsen, Ms. McCaw, Mr. Milton and Mr. Saines. The Board of Directors determined that Mr. Hart, Ms. Hollingsworth Clark, Ms. Krongard, Mr. Larsen, Ms. McCaw, Mr. Milton and Mr. Saines were independent in accordance with NYSE rules during the periods in 2025 and 2026 that such directors served on the Board of Directors. In addition, the Board of Directors determined that those directors who served on the audit committee and leadership development and compensation committee during the periods in 2025 and 2026 that such directors served on these committees satisfied the additional independence standards applicable to members of these committees under NYSE rules. The Board of Directors previously determined that Mr. Plueger was not independent because he was an employee of the Company and Mr. Udvar-Házy was not independent because was employed by the Company until his retirement from his executive role in May 2025.

Following the consummation of the Merger, none of our Class C Common Stock or debt securities are listed on the NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors. Our current Board of Directors, Mr. Hiruta, Ms. Lemmens and Mr. Swan are not independent under the standards adopted by the NYSE because they are employed by (or seconded to) the Company or one of its subsidiaries, and each currently serves as an executive officer of the Company. In addition, as a non-listed company, we do not currently have a standing nominating and corporate governance committee, audit committee or compensation committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor Fees and Services

KPMG LLP served as our independent registered public accounting firm in 2025 and 2024. Services provided by KPMG and related fees in each of those years were as follows:

	2025	2024
Audit Fees	$1,649,600	$1,543,800
Audit-Related Fees(1)	180,000	294,800
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,829,600	$1,838,600

(1)

The nature of the services comprising these fees were assurance and related services related to the performance of the audit or review of the financial statements and not reported under “Audit Fees” above.

Auditor Services Pre-Approval Policy

For 2025, our audit committee had approved and adopted an Audit and Non-Audit Services Pre-Approval Policy which set forth the procedures and conditions pursuant to which services to be performed by our independent registered public accounting firm were to be pre-approved. The policy provided that the audit committee would annually consider for approval, and approve as it deems appropriate and consistent with the policy and applicable law, a schedule listing proposed engagements and specified audit and non-audit services expected to be provided by the independent registered public accounting firm commencing during the upcoming year. As stated in the policy, in determining whether to pre-approve services, the audit committee may consider, among other factors: (1) whether the services are consistent with applicable rules on auditor independence; (2) whether the independent registered public accounting firm is best positioned to provide the services in an effective and efficient manner, taking into consideration its familiarity with our business, people, culture, accounting systems, risk profile and other factors; and (3) whether the services might enhance our ability to manage or control risk or improve audit quality. Under the policy, the audit committee could delegate preapproval authority to one or more of its members. The policy contemplated that our Chief Financial Officer, or their designee, would provide a quarterly report to the audit committee listing services performed by and fees paid to the independent registered public accounting firm during the current fiscal year and the previous quarter, including a reconciliation of the actual fees of the independent auditors compared to the budget for such services as approved by the audit committee.

The Company’s audit committee prior to the Merger approved all audit and audit-related services provided by KPMG during 2025 and 2024 in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	Consolidated Financial Statements

The financial statements included in Part II, Item 8 of the 2025 Form 10-K are filed as part of this Amendment.

2.	Financial Statement Schedules

Financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of September 1, 2025, by and among Air Lease Corporation, Gladiatora Designated Activity Company and Takeoff Merger Sub Inc.	8-K	001-35121	2.1	September 2, 2025

3.1	Amended and Restated Certificate of Incorporation of Sumisho Air Lease Corporation	8-K	001-35121	3.1	April, 8, 2026

3.2	Fifth Amended and Restated Bylaws of Sumisho Air Lease Corporation	8-K	001-35121	3.2	April, 8, 2026

4.4	Form of Stock Certificate representing the 4.650% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	8-K	001-35121	4.1	March 2, 2021

4.5	Form of Stock Certificate representing the 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	8-K	001-35121	4.1	October 13, 2021

4.6	Form of Certificate representing the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D.	8-K	001-35121	4.1	September 24, 2024

4.7	Indenture, dated as of October 11, 2012, between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee (“October 2012 Indenture”)	S-3	333-184382	4.4	October 12, 2012

4.8	Twelfth Supplemental Indenture, dated as of March 8, 2017, to the October 11, 2012 Indenture by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.2	March 8, 2017

4.9	Fifteenth Supplemental Indenture, dated as of November 20, 2017, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 3.625% Senior Notes due 2027	8-K	001-35121	4.3	November 20, 2017

4.10	Twentieth Supplemental Indenture, dated as of September 17, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 4.625% Senior Notes due 2028	8-K	001-35121	4.3	September 17, 2018

4.11	Indenture, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as trustee, (“MTN Indenture”)	S-3/A	333-224828	4.4	November 20, 2018

4.12	Indenture, dated as of March 24, 2026, by and between Takeoff Merger Sub Inc. and Computershare Trust Company, N.A.	8-K	001-35121	4.1	April, 8, 2026

4.13	Registration Rights Agreement, dated as of March 24, 2026, by and among Takeoff Merger Sub Inc., SMBC Nikko Securities America, Inc., Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC.	8-K	001-35121	4.2	April, 8, 2026

4.14	Paying Agency Agreement, dated as of November 20, 2018, by and between Air Lease Corporation and Deutsche Bank Trust Company Americas, as paying agent and security registrar.	8-K	001-35121	4.2	November 20, 2018

4.15	Form of 2018 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	November 20, 2018

4.16	Form of 2018 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	November 20, 2018

4.17	Form of 2021 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 7, 2021

4.18	Form of 2021 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 7, 2021

4.19	Form of 2024 Fixed Rate Global Medium-Term Note, Series A	8-K	001-35121	4.3	May 6, 2024

	Form of 2024 Floating Rate Global Medium-Term Note, Series A	8-K	001-35121	4.4	May 6, 2024

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.20	Form of Note representing Air Lease Corporation’s €600,000,000 aggregate principal amount of 3.700% Medium-Term Notes, Series A, due April 15, 2030.	8-A12B	001-35121	4.1	March 27, 2024

4.21	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	Credit Agreement, dated as of December 13, 2024 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrowers, the several lenders from time to time party thereto, and Sumitomo Mitsui Trust Bank, Limited. New York Branch, as Administrative Agent.	8-K	001-35121	10.1	December 18, 2024

10.2	Joinder Agreement, dated April 24, 2025, to the Credit Agreement, dated as of December 13, 2024 among Air Lease Corporation and ALC Aircraft Financing Designated Activity Company, as Borrowers, the several lenders from time to time party thereto, and Sumitomo Mitsui Trust Bank, Limited. New York Branch, as Administrative Agent.	10-Q	001-35121	10.3	August 4, 2025

10.3	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto.	8-K	001-35121	10.1	January 21, 2025

10.4†	First Amendment to Term Loan Credit Agreement, dated as of March 25, 2026, by and among Sumisho Air Lease Finance Corporation, Takeoff Merger Sub Inc., Sumitomo Mitsui Banking Corporation and the lenders party thereto.	8-K	001-35121	10.3	April, 8, 2026

10.5†	First Amendment to Revolving Credit Agreement, dated as of March 25, 2026, by and among Sumisho Air Lease Finance Corporation, Takeoff Merger Sub Inc., Sumitomo Mitsui Banking Corporation and the lenders party thereto.	8-K	001-35121	10.4	April, 8, 2026

10.6§	Tax Equalization Understanding between Air Lease Corporation and Jie Chen, dated June 5, 2019	8-K	001-35121	10.3	June 7, 2019

10.7§	Sumisho Air Lease Corporation Annual 2026 Cash Bonus Plan	8-K	001-35121	10.1	April 17, 2026

10.8§	Air Lease Corporation 2023 Equity Incentive Plan	8-K	001-35121	10.1	May 5, 2023

10.9§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units	10-Q	001-35121	10.5	August 3, 2023

10.10§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units	10-Q	001-35121	10.6	August 3, 2023

10.11§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units	10-Q	001-35121	10.7	August 3, 2023

10.12§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)	10-Q	001-35121	10.8	August 3, 2023

10.13§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units	10-Q	001-35121	10.9	August 3, 2023

10.14§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units	10-Q	001-35121	10.10	August 3, 2023

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units	10-Q	001-35121	10.11	August 3, 2023

10.16§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Book Value Restricted Stock Units	10-K	001-35121	10.245	February 13, 2025

10.17§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy TSR Restricted Stock Units	10-K	001-35121	10.246	February 13, 2025

10.18§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Messrs. John L. Plueger and Steven F. Udvar-Házy Time-Based Restricted Stock Units	10-K	001-35121	10.247	February 13, 2025

10.19§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Mr. Steven F. Udvar-Házy Time-Based Restricted Stock Units (Bonus)	10-K	001-35121	10.248	February 13, 2025

10.20§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Book Value Restricted Stock Units	10-K	001-35121	10.249	February 13, 2025

10.21§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below TSR Restricted Stock Units	10-K	001-35121	10.250	February 13, 2025

10.22§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan — Executive Vice Presidents and Below Time-Based Restricted Stock Units	10-K	001-35121	10.251	February 13, 2025

10.23§	Severance Agreement, dated as of July 1, 2016, by and between Air Lease Corporation and John L. Plueger	10-Q	001-35121	10.3	August 4, 2016

10.24§	Air Lease Corporation Executive Severance Plan, adopted February 22, 2017, as amended on May 3, 2017	10-Q	001-35121	10.1	May 4, 2017

10.25§	Form of Indemnification Agreement with directors and officers	S-1	333-171734	10.12	February 22, 2011

10.26§	Form of Indemnification Agreement with Company directors and Section 16 officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended), adopted February 13, 2020	10-Q	001-35121	10.5	May 7, 2020

10.27§	Form Indemnification Agreement	8-K	001-35121	10.5	April 8, 2026

10.28§	Air Lease Corporation Non-Employee Director Compensation (as amended May 2, 2025)	10-Q	001-35121	10.14	August 4, 2025

10.29§	Employment Agreement between ALC Aircraft Limited and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.213	February 16, 2023

10.30§	Letter Agreement between Air Lease Corporation and John L. Plueger, dated February 14, 2023.	10-K	001-35121	10.215	February 16, 2023

10.31§	Amendment, dated April 16, 2025, to the Employment Agreement between ALC Aircraft Limited and John L. Plueger.	10-Q	001-35121	10.3	May 5, 2025

10.32§	Letter Agreement, by and among Air Lease Corporation, ALC Aircraft Limited and Steven Udvar-Házy, dated March 13, 2025.	8-K	001-35121	10.1	March 13, 2025

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33§	Employment Agreement between ALC Aircraft Limited and Kishore Korde, dated October 2, 2025.	10-Q	001-35121	10.4	November 3, 2025

10.34§	Letter Agreement between Air Lease Corporation and Kishore Korde, dated October 2, 2025.	10-Q	001-35121	10.5	November 3, 2025

10.35§	Employment Agreement between ALC Aircraft Limited and David Beker, dated October 2, 2025.	10-Q	001-35121	10.6	November 3, 2025

10.36§	Letter Agreement between Air Lease Corporation and David Beker, dated October 2, 2025.	10-Q	001-35121	10.7	November 3, 2025

19.1	Air Lease Corporation Insider Trading Policy	10-K	001-35121	19.1	February 13, 2025

21.1	List of Significant Subsidiaries of Air Lease Corporation	10-K	001-35121	21.1	February 12, 2026

23.1	Consent of Independent Registered Accounting Firm	10-K	001-35121	23.1	February 12, 2026

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35121	32.1	February 12, 2026

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35121	32.2	February 12, 2026

97.1§	Incentive Compensation Recoupment Policy	10-K	001-35121	97.1	February 15, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†

The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type that the Company treats as private or confidential.

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

SUMISHO AIR LEASE CORPORATION

By:	/s/ Sabrina Lemmens
Sabrina Lemmens Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)