Form 10-Q
period 2026-03-31
SUMISHO AIR LEASE CORP
filed 2026-05-07
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Securities registered pursuant to Section 12(b) of the Act: None

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

At May 5, 2026, there were 200 shares of Sumisho Air Lease Corporation’s Class C common stock outstanding.

Sumisho Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended March 31, 2026

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our ability to access the capital and debt markets, our aircraft sales pipeline and expectations, changes in inflation and interest rates and other macroeconomic conditions and other factors affecting our financial condition or results of operations. Words such as “can,” “could,” “may,” “predicts,” “potential,” “will,” “projects,” “continuing,” “ongoing,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others:

•our inability to obtain additional capital on favorable terms, or at all, to service our debt obligations and refinance maturing debt obligations;
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
•potential conflicts of interest with SMBC AC (as defined herein), as servicer of the majority of our aircraft;
•increased competition from other aircraft lessors;
•the failure by our lessees to adequately insure our aircraft or fulfill their contractual indemnity obligations to us, or the failure of such insurers to fulfill their contractual obligations;
•increased tariffs and other restrictions on trade;
•changes in the regulatory environment, including changes in tax laws and environmental regulations;
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and
•any additional factors discussed under “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$554,062	$466,410
Restricted cash	502	3,540
Flight equipment subject to operating leases	35,732,476	35,880,458
Less accumulated depreciation	(6,857,633)	(6,826,828)
	28,874,843	29,053,630
Net investment in sales-type leases	462,797	460,806
Deposits on flight equipment purchases	1,081,857	1,052,141
Flight equipment held for sale	940,330	529,016
Other assets	1,253,889	1,318,150
Total assets	$33,168,280	$32,883,693
Liabilities and Stockholders’ Equity
Accrued interest and other payables	$1,063,515	$1,012,345
Debt financing, net of discounts and issuance costs	19,819,195	19,730,129
Security deposits on flight equipment leases	618,667	622,556
Maintenance reserves on flight equipment leases	1,542,339	1,477,046
Rentals received in advance	127,109	143,631
Deferred tax liability	1,448,357	1,425,230
Total liabilities	$24,619,182	$24,410,937
Stockholders’ Equity
Preferred Stock, $0.01 par value; 50,000,000 shares authorized; 900,000 (aggregate liquidation preference of $900,000) shares issued and outstanding at March 31, 2026 and December 31, 2025	$9	$9
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 112,415,671 and 112,035,408 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,124	1,120
Class B Non-Voting common stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	3,372,554	3,383,414
Retained earnings	5,183,013	5,092,929
Accumulated other comprehensive (loss)	(7,602)	(4,716)
Total stockholders’ equity	$8,549,098	$8,472,756
Total liabilities and stockholders’ equity	$33,168,280	$32,883,693

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$666,675	$637,233
Maintenance rentals and other receipts	7,241	8,137
Total rental of flight equipment revenue	673,916	645,370
Gain on aircraft sales and trading and other income	65,307	92,912
Total revenues and other income	739,223	738,282

Expenses
Interest	201,844	208,574
Amortization of debt discounts and issuance costs	12,408	13,995
Interest expense	214,252	222,569
Depreciation of flight equipment	309,783	299,019
Recoveries of Russian fleet write-off	—	(331,938)
Selling, general and administrative	60,191	59,348
Stock-based compensation expense	5,096	17,616
Total expenses	589,322	266,614
Income before taxes	149,901	471,668
Income tax expense	(24,005)	(95,836)
Net income	$125,896	$375,832
Preferred stock dividends	(11,081)	(11,081)
Net income attributable to common stockholders	$114,815	$364,751

Other comprehensive income/(loss):
Foreign currency translation adjustment	$20,789	$(27,701)
Change in fair value of hedged transactions	(24,461)	11,226
Total tax benefit on other comprehensive income	786	3,525
Other comprehensive income/(loss), net of tax	(2,886)	(12,950)
Total comprehensive income attributable to common stockholders	$111,929	$351,801

Earnings per share of common stock:
Basic	$1.03	$3.27
Diluted	$1.02	$3.26
Weighted-average shares of common stock outstanding
Basic	111,936,166	111,549,903
Diluted	112,484,656	112,030,382

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2025	900,000	$9	112,035,408	$1,120	—	$—	$3,383,414	$5,092,929	$(4,716)	$8,472,756
Issuance of common stock upon vesting of restricted stock units	—	—	628,526	6	—	—	(4)	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	5,096	—	—	5,096
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,731)	—	(24,731)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(2,886)	(2,886)
Tax withholdings on stock based-compensation	—	—	(248,263)	(2)	—	—	(15,952)	—	—	(15,954)
Net income	—	—	—	—	—	—	—	125,896	—	125,896
Balance at March 31, 2026	900,000	$9	112,415,671	$1,124	—	$—	$3,372,554	$5,183,013	$(7,602)	$8,549,098

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
Issuance of common stock upon vesting of restricted stock units	—	—	644,380	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	17,616	—	—	17,616
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,587)	—	(24,587)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(12,950)	(12,950)
Tax withholdings on stock based-compensation	—	—	(262,129)	(2)	—	—	(12,275)	—	—	(12,277)
Net income	—	—	—	—	—	—	—	375,832	—	375,832
Balance at March 31, 2025	900,000	$9	111,759,135	$1,118	—	$—	$3,370,053	$4,487,382	$6,623	$7,865,185

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Operating Activities
Net income	$125,896	$375,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	309,783	299,019
Recoveries of Russian fleet write-off	—	(331,938)
Stock-based compensation expense	5,096	17,616
Deferred taxes	23,912	95,322
Amortization of prepaid lease costs	21,049	22,704
Amortization of discounts and debt issuance costs	12,408	13,995
Foreign currency remeasurement (gain)/loss on sales-type leases	3,058	(5,764)
Gain on aircraft sales, trading and other activity	(53,780)	(68,838)
Changes in operating assets and liabilities:
Other assets	38,434	13,581
Accrued interest and other payables	34,003	(34,234)
Rentals received in advance	(16,522)	(8,949)
Net cash provided by operating activities	503,337	388,346
Investing Activities
Acquisition of flight equipment	(572,689)	(585,725)
Payments for deposits on flight equipment purchases	(189,766)	(179,774)
Proceeds from aircraft sales, trading and other activity	248,586	407,624
Proceeds from settlement of insurance claims	—	328,546
Acquisition of aircraft furnishings, equipment and other assets	(58,314)	(72,871)
Net cash used in investing activities	(572,183)	(102,200)
Financing Activities
Cash dividends paid on Class A common stock	(24,588)	(24,503)
Cash dividends paid on preferred stock	(11,081)	(11,081)
Tax withholdings on stock-based compensation	(15,952)	(12,271)
Net change in unsecured revolving facilities	2,170,000	30,000
Net change in commercial paper balance	(315,100)	888,500
Proceeds from debt financings	100,000	199,950
Payments in reduction of debt financings	(1,857,406)	(1,477,864)
Debt issuance costs	(47)	(1,385)
Security deposits and maintenance reserve receipts	120,734	114,436
Security deposits and maintenance reserve disbursements	(13,100)	(7,419)
Net cash provided/(used in) by financing activities	153,460	(301,637)
Net increase/(decrease) in cash	84,614	(15,491)
Cash, cash equivalents and restricted cash at beginning of period	469,950	476,104
Cash, cash equivalents and restricted cash at end of period	$554,564	$460,613

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $11,277 and $7,860 at March 31, 2026 and 2025, respectively	$217,861	$237,890
Cash paid for income taxes	$2,143	$38
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$197,492	$214,047
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$628,925	$60,572
Transfer of flight equipment to investment in sales-type lease	$21,674	$33,778
Cash dividends declared on Class A common stock, not yet paid	$24,731	$24,587

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Sumisho Air Lease Corporation (the “Company”, “SAL”, “we”, “our” or “us”) is one of the largest aircraft leasing companies in the world, with an owned fleet comprised of 496 aircraft as of March 31, 2026. The net book value of flight equipment subject to operating leases was $28.9 billion as of March 31, 2026.

On April 8, 2026 (the “Effective Time”), Air Lease Corporation, a Delaware corporation, completed the previously announced merger (the “Merger”) of Takeoff Merger Sub Inc., a Delaware corporation (“Merger Sub”), with and into Air Lease Corporation, with Air Lease Corporation surviving the Merger as an indirect subsidiary of Sumisho Air Lease Corporation Designated Activity Company, an Irish private limited company (“Parent”). Parent is a new holding company established in connection with the Merger and is jointly owned, directly or indirectly, by Sumitomo Corporation, a Japanese corporation (“Sumitomo”), SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland (“SMBC AC”), investment vehicles affiliated with Apollo managed funds (“Apollo”), and Brookfield (“Brookfield”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of September 1, 2025 (the “Merger Agreement”), by and among Air Lease Corporation, Parent and Merger Sub. At the Effective Time, Air Lease Corporation changed its name to Sumisho Air Lease Corporation.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2026, and for all periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Reclassification

Certain amounts have been reclassified in the 2025 financial statements to conform to the 2026 presentation.

Recent Accounting Pronouncements

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Debt Financing

The Company’s consolidated debt as of March 31, 2026 and December 31, 2025 is summarized below:

	March 31, 2026	December 31, 2025
	(in thousands)
Unsecured
Senior unsecured securities	$12,389,769	$13,860,558
Term financings	3,606,950	3,846,800
Commercial paper	1,046,300	1,361,400
Revolving Credit Facility	2,470,000	—
Other revolving credit facilities	—	300,000
Total unsecured debt financing	19,513,019	19,368,758
Secured
Term financings	254,677	318,348
Export credit financing	171,353	175,238
Total secured debt financing	426,030	493,586

Total debt financing	19,939,049	19,862,344
Less: Debt discounts and issuance costs	(119,854)	(132,215)
Debt financing, net of discounts and issuance costs	$19,819,195	$19,730,129

As of March 31, 2026, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test. At March 31, 2026 and December 31, 2025, the composite interest rate (excluding amortization of debt discounts and issuance costs) was 4.29% and 4.15%, respectively.

Senior unsecured securities (including Medium-Term Note Program)

As of March 31, 2026 and December 31, 2025, the Company had $12.4 billion and $13.9 billion in senior unsecured securities outstanding, respectively. The Company did not issue any senior unsecured securities during the three months ended March 31, 2026.

In connection with the Merger, on March 24, 2026, Merger Sub issued $800,000,000 aggregate principal amount of 4.400% Senior Notes due 2028, $1,200,000,000 aggregate principal amount of 4.500% Senior Notes due 2029, $1,500,000,000 aggregate principal amount of 4.850% Senior Notes due 2031 and $500,000,000 aggregate principal amount of 5.500% Senior Notes due 2036 (collectively, the “Notes”) pursuant to an indenture, dated as of March 24, 2026, among Merger Sub and Computershare Trust Company, N.A., as trustee. Upon consummation of the Merger and in accordance with the indenture governing the Notes and related agreements, the Notes became the Company’s obligations.

On April 8, 2026, in connection with the completion of the Merger, the Company notified the New York Stock Exchange (“NYSE”) of the completion of the Merger and requested that trading in the 3.700% Medium-Term Notes, Series A, due April 15, 2030 (the “Euro Medium-Term Notes”) be suspended and the Euro Medium-Term Notes be withdrawn from listing on the NYSE.

The Company did not redeem any of our medium term notes in connection with the closing of the Merger.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unsecured syndicated revolving credit facility

As of March 31, 2026, the Company had $2.5 billion outstanding under its unsecured syndicated revolving credit facility (the “Legacy Revolving Credit Facility”). As of December 31, 2025, the Company did not have any amounts outstanding under the Legacy Revolving Credit Facility. Borrowings under the Legacy Revolving Credit Facility were used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes. The Company repaid in full all outstanding loans and other amounts due under its Legacy Revolving Credit Facility in an aggregate amount of $3.0 billion at the closing of the Merger.

In connection with the Merger, the Company assumed the revolving credit agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by the First Amendment, dated March 25, 2026 (as amended, the “New Revolving Credit Agreement”). As a result of the Merger, the benefits and obligations of Merger Sub under the New Revolving Credit Agreement became the Company’s obligations as the surviving corporation in the Merger. The New Revolving Credit Agreement provides the Company access to up to $3.5 billion in revolving loans (the “New Revolving Credit Facility”) for working capital purposes and other general corporate purposes. The New Revolving Credit Facility bears interest at Adjusted Term SOFR plus a margin of 1.25% and matures on April 8, 2029. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the New Revolving Credit Facility. The interest rate and facility fees are subject to changes in the Company’s credit ratings.

Other unsecured revolving credit facilities

As of March 31, 2026, the Company did not have any outstanding balances under its other unsecured revolving credit facilities. As of December 31, 2025, the Company had an outstanding balance of $300.0 million that bears interest at one-month SOFR plus 1.05%. These facilities were not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time. All of these facilities were terminated in connection with the closing of the Merger.

Unsecured term financings

As of March 31, 2026 and December 31, 2025, the outstanding balance on the Company’s unsecured term financings was $3.6 billion and $3.8 billion, respectively.

In connection with the Merger, the Merger Sub entered into a term loan credit agreement by and among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, as amended by the First Amendment to the Term Loan Credit Agreement, dated as of March 25, 2026 (as amended, the “Acquisition Term Loan Agreement”), pursuant to which the lenders provided a $1.0 billion term loan (the “Acquisition Term Loan”), which was used to fund a portion of the consideration in the Merger. The Acquisition Term Loan bears interest at Adjusted Term SOFR plus a margin of 1.25% subject to adjustment based on the Company’s credit rating and matures on October 8, 2027. As a result of the Merger, the obligations of Merger Sub under the Acquisition Term Loan became obligations of the Company as the surviving corporation in the Merger. The Company repaid $350.4 million in unsecured debt financings in connection with the Merger.

Secured debt financings

As of March 31, 2026, the Company had an outstanding balance of $426.0 million in secured debt financings, and had pledged nine aircraft as collateral, with a net book value of $620.2 million. As of December 31, 2025, the Company had an outstanding balance of $493.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $728.6 million. All of the Company’s secured obligations as of March 31, 2026 and December 31, 2025 were recourse in nature. The Company repaid $254.2 million in secured debt financings in connection with the Merger.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it could issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper were used for general corporate purposes, which included, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance of $1.0 billion and $1.4 billion, respectively with a weighted average interest rate of 4.41% and 4.26%, respectively and a weighted average maturity of less than one month.

Maturities

Maturities of debt outstanding as of March 31, 2026 are as follows (in thousands):

Years ending December 31,
2026	$5,591,630
2027	4,133,520
2028	3,157,636
2029	3,436,006
2030	2,113,410
Thereafter	1,506,847
Total	$19,939,049

Note 4. Flight equipment subject to operating leases

The following table summarizes the activities for the Company’s flight equipment subject to operating leases for the three months ended March 31, 2026:

(in thousands)
Net book value as of December 31, 2025	$29,053,630
Purchase of flight equipment	781,595
Depreciation of flight equipment	(309,783)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(628,925)
Transfer of flight equipment to investment in sales-type lease	(21,674)
Net book value as of March 31, 2026	$28,874,843

Accumulated depreciation as of March 31, 2026	$(6,857,633)

Note 5. Flight Equipment Held for Sale

As of March 31, 2026, the Company had 25 aircraft, with a carrying value of $940.3 million, which were classified as held for sale. The Company expects that the majority of the 25 aircraft currently classified as flight equipment held for sale will be sold during 2026. As of March 31, 2026, the Company had an aggregate of $197.7 million in purchase deposits pursuant to sale agreements related to two of the 25 aircraft, which amount is included in Accrued interest and other payables on the Consolidated Balance Sheets.

As of December 31, 2025, the Company had 12 aircraft, with a carrying value of $529.0 million, which were classified as held for sale.

During the three months ended March 31, 2026, the Company transferred 19 aircraft from flight equipment subject to operating leases to flight equipment held for sale and completed the sale of six aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activities of the Company’s flight equipment held for sale for the three months ended March 31, 2026 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2025	$529,016
Flight equipment subject to operating leases reclassified to flight equipment held for sale	628,925
Aircraft sales	(217,611)
Flight equipment held for sale as of March 31, 2026	$940,330

Note 6. Commitments and Contingencies

Aircraft Acquisitions

As of March 31, 2026, the Company had contractual commitments to acquire a total of 206 new aircraft for delivery through 2031, with an estimated aggregate commitment (including adjustments for anticipated inflation) of $11.8 billion. The following table shows the Company’s contractual delivery commitment schedule as of March 31, 2026:

	Estimated Delivery Years
Aircraft Type	Last 9 months of 2026	2027	2028	2029	2030	Thereafter	Total
Airbus A220-100/300	1	8	14	8	—	—	31
Airbus A320/321neo(1)	18	38	34	34	—	—	124
Airbus A330-900neo	1	—	—	—	—	—	1
Boeing 737-8/9 MAX	16	21	2	—	—	5	44
Boeing 787-9/10	5	1	—	—	—	—	6
Total(2)	41	68	50	42	—	5	206

(1) The Company’s Airbus A320/321neo aircraft orders include 13 long-range variants and 48 extra long-range variants.
(2) On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired the Company’s rights for the outstanding orderbook for undelivered aircraft.

Commitments for the acquisition of these aircraft, calculated at an estimated aggregate commitment (including adjustments for anticipated inflation) of approximately $11.8 billion as of March 31, 2026, are as follows:

Years ending December 31,	(in thousands)
2026 (excluding the three months ended March 31, 2026)	$2,733,318
2027	3,889,430
2028	2,664,185
2029	2,130,588
2030	47,000
Thereafter	300,841
Total	$11,765,362

The Company has made non-refundable deposits on flight equipment purchases of $1.1 billion as of March 31, 2026 and December 31, 2025, respectively, which are subject to manufacturer performance commitments.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired the Company’s rights to the outstanding orderbook for undelivered aircraft (the “Orderbook Acquisition”). The consideration paid by SMBC AC for the Orderbook Acquisition equaled the amount of pre-delivery payments that the Company had made to original equipment manufacturers in the aggregate for the undelivered aircraft as of April 8, 2026 plus a premium.

Note 7. Net Investment in Sales-type Leases

As of March 31, 2026, the Company had sales-type leases for 17 aircraft and one engine. As of December 31, 2025, the Company had sales-type leases for 16 aircraft and one engine.

Net investment in sales-type leases is included in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following as of March 31, 2026:

March 31, 2026
(in thousands)
Future minimum lease payments to be received	$362,032
Estimated residual values of leased flight equipment	160,542
Less: Unearned income	(59,777)
Net Investment in Sales-type Leases	$462,797

As of March 31, 2026, future minimum lease payments to be received on sales-type leases were as follows:

Years ending December 31,	(in thousands)
2026 (excluding the three months ended March 31, 2026)	$35,940
2027	47,921
2028	49,921
2029	43,887
2030	43,887
Thereafter	140,476
Total	$362,032

Note 8. Rental Income

As of March 31, 2026, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet, which have been delivered as of March 31, 2026 are as follows:

Years ending December 31,	(in thousands)
2026 (excluding the three months ended March 31, 2026)	$1,993,232
2027	2,602,216
2028	2,466,850
2029	2,289,751
2030	2,124,395
Thereafter	7,728,904
Total	$19,205,348

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, prior to the Merger, Class A and Class B non-voting, had equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of March 31, 2026, the Company did not have any Class B non-voting common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the three months ended March 31, 2026, and 2025, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 569,360 and 1,033,419 shares related to restricted stock units for which the performance metric had yet to be achieved as of March 31, 2026 and 2025, respectively.

The following table sets forth the reconciliation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2026	2025
	(in thousands, except share and per share)
Basic earnings per share:
Numerator
Net income	$125,896	$375,832
Preferred stock dividends	(11,081)	(11,081)
Net income attributable to common stockholders	$114,815	$364,751
Denominator
Weighted-average common shares outstanding	111,936,166	111,549,903
Basic earnings per share	$1.03	$3.27
Diluted earnings per share:
Numerator
Net income	$125,896	$375,832
Preferred stock dividends	(11,081)	(11,081)
Net income attributable to common stockholders	$114,815	$364,751
Denominator
Number of shares used in basic computation	111,936,166	111,549,903
Weighted-average effect of dilutive securities	548,490	480,479
Number of shares used in per share computation	112,484,656	112,030,382
Diluted earnings per share	$1.02	$3.26

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Other Assets

Other assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Lease incentives, net	$378,884	$384,213
Straight-line rent receivables and prepaid expenses	208,627	220,509
Lease receivables	135,722	143,025
Buyer furnished equipment	113,703	101,514
Investments in managed vehicles	64,625	88,111
Capitalized interest	76,125	74,706
Other assets	276,203	306,072
	$1,253,889	$1,318,150

Note 11. Accrued Interest and Other Payables

Accrued interest and other payables consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Purchase deposits on aircraft sales	$210,154	$210,256
Lessor contributions	291,423	277,154
Accounts payable and accrued expenses	198,278	204,336
Accrued interest	164,509	169,477
Other liabilities	199,151	151,122
	$1,063,515	$1,012,345

Note 12. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of March 31, 2026, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $27.6 million and derivative liabilities of $7.9 million, respectively. As of December 31, 2025, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $46.4 million and derivative liabilities of $2.3 million, respectively. Derivative assets are included in Other assets and derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of March 31, 2026 and December 31, 2025, was $19.7 billion compared to a book value of $19.9 billion, respectively.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at March 31, 2026, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at March 31, 2026 and December 31, 2025 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Note 13. Stockholders’ Equity

The Company was authorized to issue up to 500,000,000 shares of Class A common stock, $0.01 par value, at March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had 112,415,671 and 112,035,408 shares of Class A common stock issued and outstanding, respectively. The Company was authorized to issue up to 10,000,000 shares of Class B common stock, $0.01 par value at March 31, 2026 and December 31, 2025. The Company did not have any shares of Class B non-voting common stock, $0.01 par value, issued or outstanding as of March 31, 2026 or December 31, 2025.

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, at March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had 300,000 shares of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), 300,000 shares of 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), and 300,000 shares of 6.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), $0.01 par value, issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2026 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2026	Liquidation Preference as of March 31, 2026(1)	Issue Date	Dividend Rate in Effect at March 31, 2026(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

In connection with the Merger, on April 8, 2026, each share of the Company’s Class A common stock was converted into the right to receive $65.00 per share (“Merger Consideration”), other than shares that were canceled or converted into shares of the surviving corporation pursuant to the Merger Agreement. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock remained outstanding after the Merger. The Company notified the NYSE of the completion of the Merger and requested that trading in the Class A Common Stock be suspended and the Class A Common Stock be withdrawn from listing on the NYSE which was effective on April 18, 2026.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14. Stock-based Compensation and Other Compensation

Stock-based Compensation

On May 3, 2023, the Class A common stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of March 31, 2026, the number of shares of Class A Common Stock available for new award grants under the 2023 Plan was approximately 3,278,351. The Company has issued restricted stock units (“RSUs”) with four different vesting criteria: those RSUs that vest based on the attainment of book-value goals, those RSUs that vest based on the attainment of total shareholder return (“TSR”) goals (collectively, the “Performance-based RSU”), time-based RSUs that vest ratably over a time period of three years and RSUs that cliff vest at the end of a one-year or two-year period (collectively, the “Time-based RSUs”).

The Company recorded $5.1 million and $17.6 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2026 and 2025, respectively.

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

During the three months ended March 31, 2026, the Company issued 146,329 RSUs of which 41,212 were TSR RSUs and 105,117 were book value RSUs related to outstanding awards granted in 2023 for which the performance period ended December 31, 2025 based on the actual performance vesting achieved. The following table summarizes the activities for the Company’s unvested RSUs for the three months ended March 31, 2026:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2025	1,373,662	$45.62
Granted	146,329	$46.22
Vested (1)	(628,526)	$44.47
Forfeited/canceled	—	$—
Unvested at March 31, 2026	891,465	$46.53
Expected to vest after March 31, 2026(2)	1,085,795	$44.61

(1) During the three months ended March 31, 2026, 304,008 performance-based RSUs and 324,518 time-based RSUs vested.
(2) Expected to vest amounts for book value based RSUs reflect probability weighted vesting estimates, net of forfeitures, while expected to vest amounts for TSR based RSUs reflect target awards outstanding, adjusted only for forfeitures, as the market condition is incorporated into grant date fair value and not subsequently reassessed.

As of March 31, 2026, there was $18.9 million of unrecognized compensation expense related to unvested stock-based payments granted to employees. Total unrecognized compensation expense will be recognized over a weighted-average remaining period of 1.52 years.

In connection with the Merger, each Time-based RSU was converted into the contingent right to receive an amount in cash equal to the Merger Consideration. Each Performance-based RSU was converted into a contingent right to receive an amount in cash equal to the product of the Merger Consideration multiplied by the number of shares issuable based upon the greater of the target level of performance and the actual level of performance calculated as of the latest practicable date prior to the Merger. Each converted RSU is subject to the same vesting terms and conditions immediately prior to the Merger, except that Performance-based RSUs are no longer subject to any performance-based conditions.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Compensation

For the three months ended March 31, 2025, the Company recorded a $9.2 million payroll expense accrual resulting from the retirement of its former Chairman from his executive role, which will be payable in substantially equal installments in accordance with the Company’s normal payroll practices through May 2027. The additional payroll expense was included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income, while the liability is included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Note 15. Aircraft Under Management

As of March 31, 2026, the Company managed 40 aircraft across three aircraft management platforms. The Company managed 25 aircraft through the Blackbird investment funds, 13 aircraft through its Thunderbolt platform and two aircraft on behalf of a financial institution.

The Blackbird investment funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of March 31, 2026, the Company’s non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $56.0 million and $79.5 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Other assets on the Consolidated Balance Sheets.

The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. The Company has non-controlling interests in the two entities in the platform of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $8.6 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Finally, the Company also manages two aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution nor ownership of these aircrafts.

In connection with the Merger, the Company or a subsidiary of the Company will continue to manage the aircraft management platforms above; however, certain services for the aircraft and leases will be subserviced by SMBC AC.

Note 16. Servicing Agreement

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by the Company, to act as exclusive servicer to the Company, in respect of its aircraft leased to non-U.S. airlines (the “Servicing Agreement”). The remaining aircraft leased to U.S. airlines as of the closing of the Merger will continue to be serviced by the Company. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-U.S. airlines. The Servicing Agreement contains provisions to address potential conflicts of interest and also requires SMBC AC, as servicer, to act in accordance with a prescribed standard of care. Pursuant to the Servicing Agreement, Parent will pay or procure the payment, which the Company guarantees, to SMBC AC of customary fees for services rendered thereunder, which relate to the leasing, acquisition and sale of aircraft subject to the Servicing Agreement.

Note 17. Subsequent Events

On April 8, 2026, the Company completed the Merger discussed in Note 1 above, which occurred subsequent to March 31, 2026. The accompanying consolidated financial statements do not reflect the effects of this transaction, as it represents a non‑recognized subsequent event.

On April 8, 2026, in connection with the closing of the Merger, the Company assumed non-binding agreements entered into by the Parent in December 2025 to sell a total of 70 aircraft with a net book value as of March 31, 2026 of approximately $4.5 billion to two parties. The Company currently expects the sales of the aircraft pertaining to these agreements to be completed in the next 12 months.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 5, 2026, the Company’s board of directors approved quarterly cash dividends for the Company’s Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date
Series B Preferred Stock	$11.625	May 29, 2026	June 15, 2026
Series C Preferred Stock	$10.3125	May 29, 2026	June 15, 2026
Series D Preferred Stock	$15.00	May 29, 2026	June 15, 2026

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Sumisho Air Lease Corporation (the “Company”, “SAL”, “we”, “our” or “us”) is one of the largest aircraft leasing companies in the world, with an owned fleet comprised of 496 aircraft as of March 31, 2026. The net book value of flight equipment subject to operating leases was $28.9 billion as of March 31, 2026 with a weighted average age of 5.0 years and a weighted average remaining lease term of 7.2 years.

We believe that a key factor which has underpinned our success has been our disciplined approach to asset investment. We have consistently invested in liquid and new technology aircraft which display the strongest long-term value retention characteristics. These include the Airbus A220 family, Airbus A320ceo/neo family, Airbus A330neo family, Airbus A350 family, Boeing 737 NG/MAX family and Boeing 787 family of aircraft.

Our focus on aircraft liquidity is designed to ensure that our portfolio remains in demand with the largest number of operators, in the most jurisdictions globally, maximizing the options available to lease or re-lease aircraft at any given point in time. This focus has resulted in our fleet1, by carrying value as of March 31, 2026, comprised of approximately 83.2% new technology2 aircraft. The high-quality and in-demand nature of our portfolio is also reflected in the 100.0% utilization rate of our fleet as of March 31, 2026.

On April 8, 2026, we completed the previously announced merger (the “Merger”) of Takeoff Merger Sub Inc., a Delaware corporation (“Merger Sub”), with and into Air Lease Corporation, with Air Lease Corporation surviving the Merger as an indirect subsidiary of Sumisho Air Lease Corporation Designated Activity Company, an Irish private limited company (“Parent”). Parent is a new holding company established in connection with the Merger and is jointly owned, directly or indirectly, by Sumitomo Corporation, a Japanese corporation (“Sumitomo”), SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland (“SMBC AC”), investment vehicles affiliated with Apollo managed funds (“Apollo”) and Brookfield (“Brookfield”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of September 1, 2025 (the “Merger Agreement”), by and among Air Lease Corporation, Parent and Merger Sub. We notified the New York Stock Exchange (the “NYSE”) of the completion of the Merger and requested that trading in the Class A Common Stock be suspended and the Class A Common Stock be withdrawn from listing on the NYSE which was effective on April 18, 2026. For additional information on the Merger, see “—The Merger and Sumisho Air Lease—Overview of Merger”.

In connection with the closing of the Merger, SMBC AC acquired our outstanding orderbook for undelivered aircraft (the “Orderbook Acquisition”) and became servicer to the majority of our fleet. For additional information, see “—The Merger and Sumisho Air Lease—The Orderbook Acquisition” and “—The Merger and Sumisho Air Lease—The Servicing Agreement” below.

First Quarter Overview

During the three months ended March 31, 2026, we purchased 12 new aircraft from Airbus and Boeing and sold six aircraft. We ended the first quarter with a total of 496 aircraft in our owned fleet. The net book value of our flight equipment subject to operating leases was $28.9 billion as of March 31, 2026 compared to $29.1 billion as of December 31, 2025. The weighted average age of our flight equipment subject to operating leases was 5.0 years and the weighted average lease term remaining was 7.2 years as of March 31, 2026. Our managed fleet was comprised of 40 aircraft as of March 31, 2026 compared to 45 aircraft as of December 31, 2025. We have a globally diversified customer base comprised of 103 airlines in 52 countries as of March 31, 2026. We continued to maintain a strong lease utilization rate of 100.0% for the three months ended March 31, 2026.

1 References throughout this Quarterly Report on Form 10-Q to “our fleet” refer to the aircraft included in flight equipment subject to operating leases, flight equipment held for sale and aircraft classified as net investment in sales-type leases unless the context indicates otherwise.
2 New technology aircraft are defined as A220 family, A320neo family, A330neo family, A350 family, Boeing 737 MAX family and Boeing 787 family aircraft types.

As of March 31, 2026, we had commitments to purchase 206 aircraft from Airbus and Boeing for delivery through 2031, with an estimated aggregate commitment of $11.8 billion. These commitments to purchase were acquired by SMBC AC in the Orderbook Acquisition, resulting in us no longer having further commitments to purchase as of April 8, 2026.

Our total revenues for the quarter ended March 31, 2026 increased by 0.1% to $739.2 million, compared to the quarter ended March 31, 2025. Our total revenues increased from the prior year primarily due to the growth in our fleet and an increase in our portfolio yield since March 31, 2025, partially offset by a decrease in aircraft sales activity. During the three months ended March 31, 2026, we recorded $53.3 million in gains from the sale of six aircraft compared to $60.9 million in gains from the sale of 16 aircraft and $7.6 million from one sales-type lease for the three months ended March 31, 2025. In addition, we had an $8.5 million decrease in management fee revenue and a $4.0 million decrease in other income, which includes interest income, foreign currency fluctuations on our sales-type leases and other miscellaneous income from the prior year period.

Our net income attributable to common stockholders for the three months ended March 31, 2026 decreased to $114.8 million, or $1.02 per diluted share, from $364.8 million, or $3.26 per diluted share, for the three months ended March 31, 2025. In the prior year, we benefited from a $331.9 million settlement of insurance claims with certain insurers related to aircraft detained in Russia, as well as higher gains on sales, resulting in a decrease in our net income attributable to common stockholders in the current period. These were slightly offset by higher total rental of flight equipment revenue in the current period and an overall decrease in our total operating expenses, excluding the recovery of our Russian fleet write-off.

For the three months ended March 31, 2026, we recorded adjusted net income before income taxes3 of $165.4 million, or $1.47 per adjusted diluted share, compared to adjusted net income before income taxes of $169.5 million, or $1.51 per adjusted diluted share, for the three months ended March 31, 2025. Despite the increase in our rental revenues due to the growth of our fleet and higher portfolio lease yield in the current period, our adjusted net income decreased primarily due to lower sales activity and an increase in depreciation expense, partially offset by a decrease in interest expense due to lower average debt balances during the period.

The Merger and Sumisho Air Lease

Overview of Merger

As noted above, we completed the Merger on April 8, 2026 (the “Effective Time”), at which time we changed our name to Sumisho Air Lease Corporation, and we became a wholly owned subsidiary of Parent. Each share of our Class A common stock was converted into the right to receive $65.00 per share in the Merger, other than shares that were canceled or converted into shares of the surviving corporation pursuant to the Merger Agreement. Our Series B preferred stock, Series C preferred stock and Series D preferred stock remained outstanding after the Merger.

Following the consummation of the Merger,

•Sumitomo Corporation is the beneficial owner of a 37.51% economic stake in us and indirectly holds a 47.51% voting interest in us;
•SMBC AC is the indirect holder of a 24.99% economic stake in us, indirectly holds a 4.99% voting interest in us, and is also the servicer to the majority of our fleet;
•Apollo Global Management Inc. manages or advises entities that indirectly hold an 18.75% economic stake in us and indirectly hold a 23.75% voting interest in us; and
•Brookfield Asset Management Ltd. manages or advises persons and Brookfield’s partners indirectly hold an 18.75% economic stake in us and indirectly hold a 23.75% voting interest in us.

We refer to our four beneficial stockholders collectively as the “Sumisho Investors”.

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

Our Governance and our Material Subsidiaries after the Merger

Upon consummation of the Merger, we became a wholly owned indirect subsidiary of Parent, and the Sumisho Investors, indirectly, control all of our common equity interests. The Sumisho Investors, through their ownership of Parent, have indirect control over material corporate transactions of the Company. Sumitomo and SMBC AC are each entitled to appoint two directors to the board of directors of Parent, and Apollo and Brookfield are each entitled to appoint one director to the board of directors of Parent. Further, members of the board of directors of Parent may serve on the board of directors of any material subsidiary of Parent (including us) or any committee thereof, subject to local residency and similar requirements of law and except as may be otherwise agreed by the Sumisho Investors (subject to certain limitations).

Upon consummation of the Merger, Noriyuki Hiruta was appointed to serve as our Chief Executive Officer, President and Secretary, David Swan was appointed to serve as our Chief Commercial Officer, and Sabrina Lemmens was appointed to serve as our Chief Financial Officer, which we refer to as our “executive management team”. Mr. Hiruta, Mr. Swan and Ms. Lemmens were also elected as the directors of Sumisho Air Lease Corporation.

The following corporate actions by us require majority board approval by the board of directors of Parent:

•Adoption of any annual business plan or any amendments or deviations from the approved annual business plan then in effect;
•Any increase or decrease of the number of our issued and/or authorized equity interests, or securities convertible into or exercisable or exchangeable for our equity interests, subject to certain exceptions;
•Any dividend or distribution on, or redemption or repurchase of, any of our equity interests, subject to certain exceptions;
•Certain non-ordinary course acquisitions and dispositions;
•Any entry into a joint venture or partnership, subject to certain exceptions;
•Incurrence of any indebtedness for borrowed money of Parent or its subsidiaries, including us;
•Changes in accounting policies subject to certain exceptions;
•Any amendment or modification to our organizational documents or the terms of any securities issued by us;
•Initiating or settling any litigation, arbitration or other legal action that involves, or is reasonably expected to involve us, subject to certain exceptions;
•Entry into certain affiliate transactions;
•Hiring or terminating any member of our executive management team, entering into or materially modifying any employment agreement with any member of our executive management team and setting the compensation for any member of our executive management team; and
•Voluntarily commencing any liquidation, winding up, dissolution, bankruptcy or reorganization or similar proceeding with respect to us.

The following corporate actions with respect to us require unanimous consent by the board of directors of Parent:

•Any non-pro rata dividend or distribution in respect of our equity securities, subject to certain exceptions;
•Any sale of us or substantially all of our assets, subject to certain exceptions;
•Certain non-ordinary course acquisitions and dispositions and entry into certain joint ventures or partnerships;
•Any issuance of equity securities of Parent or its subsidiaries that rank senior to the ordinary shares of Parent with respect to the right to dividends or distributions, subject to certain exceptions;
•Entry into a new line of business unrelated to aircraft leasing;
•Any amendment or modification to our organizational documents or the terms of any securities issued by us, subject to certain exceptions; and
•Voluntarily commencing any liquidation, winding up, dissolution, bankruptcy or reorganization or similar proceeding with respect to us.

The Orderbook Acquisition

On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired our rights to the outstanding orderbook for undelivered aircraft. The consideration paid by SMBC AC for the Orderbook Acquisition equaled the amount of pre-delivery payments that we had made to original equipment manufacturers in the aggregate for the undelivered aircraft as of the Effective Time plus a premium.

The Servicing Agreement

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by us, to act as exclusive servicer to us, in respect of our aircraft leased to non-U.S. airlines (the “Servicing Agreement”). The remaining aircraft leased to U.S. airlines as of the closing of the Merger will continue to be serviced by us. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-U.S. airlines. The Servicing Agreement contains provisions to address potential conflicts of interest and also requires SMBC AC, as servicer, to act in accordance with a prescribed standard of care. Pursuant to the Servicing Agreement, Parent will pay or procure the payment to SMBC AC of customary fees for services rendered thereunder, which relate to the leasing, acquisition and sale of aircraft subject to the Servicing Agreement.

The main categories of services that SMBC AC, as Servicer, provides pursuant to the Servicing Agreement are:

•invoicing rent payments and other amounts due under various leases;
•monitoring receipt of payments, letters of credit and credit support under various leases;
•lease administration and enforcement;
•monitoring the performance of maintenance obligations of lessees under the leases and delivering and accepting redelivery of aircraft under lease;
•monitoring the performance of insurance obligations of lessees under the leases;
•making any amendments or modifications to any lease as the Servicer deems reasonably necessary or appropriate, subject to certain core lease provisions and other limited restrictions requiring approval from Parent;
•taking actions with respect to any option or right of any lessee and the enforcement of the obligations of each lessee under each lease as the Servicer deems reasonably necessary or appropriate;
•periodic reporting of information relating to the aircraft portfolio;
•aircraft marketing and remarketing, including lease negotiation;
•asset sales and acquisition services including marketing and sale negotiations;
•assisting with the compliance by us of concentration and investment limitations for the aircraft fleet set forth in our business plan; and
•assisting with the preparation of a proposed operating budget and asset expenses budget for each year.

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

If SMBC AC determines that due to a conflict of interest, it would not be appropriate to provide one or more of the services in accordance with the “Conflicts Standard” (a “Conflict Matter”), SMBC AC may, at its discretion:

•suspend performance of some or all of the services in respect of the Conflict Matter to the extent, and for the period, necessary to mitigate the conflict of interest;
•cease performance of some or all of the services in respect of the Conflict Matter to the extent necessary to mitigate the conflict of interest;
•suspend performance of all of the services with respect to the relevant aircraft or lease to the extent, and for the period, necessary to mitigate the conflict of interest; or
•(if the Servicer determines that none of the above would satisfactorily mitigate the conflict of interest), terminate the Servicing Agreement in relation to the relevant aircraft or lease.

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

SMBC AC, as Servicer

SMBC AC became the exclusive servicer to the majority of our fleet upon closing of the Merger with responsibility for the provision of lease administration services including airline marketing, aircraft trading, technical asset management and credit risk management. We believe that this arrangement, which entrusts a single servicer with the delivery of these key functions, enables us to leverage SMBC AC’s leading aircraft leasing capabilities.

An overview of SMBC AC’s expertise, as aircraft servicer, is outlined below:

Industry-Leading Aircraft Marketing Platform

SMBC AC’s marketing professionals are spread across a broad range of locations globally and enjoy relationships with a strong majority of the world’s airlines. The globally dispersed nature of this team ensures that its members are located as close as possible, and also broadly within the same time zones as the customers they manage. This supports their ability to meet the needs of their customers in a timely and effective manner.

In addition to marketing the operating lease products of SMBC AC, they also support the marketing of their shareholders’ broader aviation finance product offerings through an integrated marketing process. This includes, among others, commercial debt, Japanese tax leasing structures, and engine leases.

The ability to offer airline customers this full suite of aviation financing solutions is a key differentiator amongst the broader leasing peer group.

Strong Trading Expertise

Sales of aircraft assets are part of SMBC AC’s portfolio management strategy. SMBC AC has an experienced team of aircraft trading professionals dedicated to disposing of its aircraft assets and cultivating relationships across a broad spectrum of investors globally.

A successful sales strategy over this sustained time period begins with disciplined procurement, purchasing the correct aircraft at an attractive price and placing aircraft on well‑structured leases with good customers. SMBC AC takes a disciplined approach to asset selection, focusing on the most liquid aircraft types, which facilitates it having a higher proportion of trading activity relative to the majority of the wider sector.

An active aircraft trading program provides an effective portfolio management tool to maintain the low average age of a fleet and manage airline concentrations, asset residual value and lease remarketing risk while enabling a lessor to trade in scale with its airline customers and recycle and redeploy capital on new aircraft opportunities.

Aircraft sales are also a source of fee income from associated aircraft investment servicing opportunities. As of March 31, 2026, SMBC AC serviced 275 aircraft on behalf of affiliated companies and third parties, a large proportion of whom are investors to whom it has sold an operating lease asset but who do not have an operating lease management platform.

As part of its long-term disposal strategy, it intends to continue to leverage its shareholders’ network of relationships in the Japanese domestic market to sell a greater proportion of aircraft into the Japanese investor market.

Technical Asset Management Expertise

1.SMBC AC’s technical team is located across their global offices in Dublin, Amsterdam, Hong Kong, Singapore and Miami.
2.The technical team is split into two separate branches—project management and asset management. The project managers are the technical leads on cross functional deal teams for orderbook aircraft placement and sale and lease back transactions and are responsible for the negotiation of the technical elements of letters of intent and leases. This team demonstrates their industry-leading experience in managing up to 50 used aircraft transitions annually.

3.The asset managers are the technical leads on cross-functional deal teams for aircraft trading transactions and are also responsible for the technical oversight of SMBC AC’s on-lease owned and serviced aircraft. This includes everything from overseeing the delivery of new aircraft from the assembly lines of the manufacturers (including Airbus and Boeing) to post-delivery events, including conducting physical inspections of aircraft and their associated records and managing the transition of the aircraft from one lessee to the next.

Risk Management Approach

As a subsidiary of one of the largest Financial Institutions (“FI”) in Japan, SMBC AC brings a comprehensive FI-style approach to managing risk across its business. Every investment decision made by the lessor is considered in the context of risk management, with a view to creating value consistently over the long term. The experience of its management and staff is fundamental to its risk management expertise.

SMBC AC’s approach to risk management follows a “3 Pillar” framework, the fundamental components of which are:

i.asset risk management;
ii.counterparty risk management; and
iii.transaction risk management.

Utilizing this 3 Pillar approach, SMBC AC analyzes its portfolio and informs its strategic decision making to optimize its portfolio risk-reward return. Over the course of its 25-year history, this 3 Pillar approach has been validated by the high utilization of its fleet.

Flight Equipment Portfolio

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our flight equipment subject to operating leases, based on net book value, decreased by 0.6%, to $28.9 billion as of March 31, 2026, compared to $29.1 billion as of December 31, 2025. During the three months ended March 31, 2026, we purchased 12 new aircraft from Airbus and Boeing and sold six aircraft. We ended the period with a total of 496 aircraft in our owned fleet. As of March 31, 2026, the weighted average fleet age and weighted average remaining lease term of our flight equipment subject to operating leases were 5.0 years and 7.2 years, respectively. We also managed 40 aircraft as of March 31, 2026.

Our portfolio metrics as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
Net book value of flight equipment subject to operating leases	$28.9	billion	$29.1	billion
Weighted-average fleet age(1)	5.0 years		4.9 years
Weighted-average remaining lease term(1)	7.2 years		7.2 years

Owned fleet(2)	496		490
Managed fleet(3)	40		45
Aircraft on order	206		218
Total	742		753

Current fleet contracted rentals	$19.2	billion	$19.6	billion
Committed fleet rentals(4)	$8.6	billion	$9.3	billion
Total committed rentals	$27.8	billion	$28.9	billion

(1) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating leases.
(2) As of March 31, 2026 and December 31, 2025, our owned fleet count included 25 and 12 aircraft classified as flight equipment held for sale, respectively, and 17 and 16 aircraft classified as net investments in sales-type leases, respectively.
(3) On April 8, 2026, in connection with the Merger, we will continue to manage our managed fleet; however, certain services for the aircraft and leases will be subserviced by SMBC AC.
(4) On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired our rights to the outstanding orderbook for undelivered aircraft. For further discussion on the Merger see “The Merger and Sumisho Air Lease” above.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Region	Net Book Value	% of Total	Net Book Value	% of Total
	(in thousands, except percentages)
Europe	$11,311,125	39.2%	$11,356,104	39.1%
Asia Pacific	10,662,042	36.9%	10,602,176	36.5%
Central America, South America, and Mexico	3,024,422	10.5%	3,114,662	10.7%
The Middle East and Africa	2,045,328	7.1%	2,254,646	7.8%
U.S. and Canada	1,831,926	6.3%	1,726,042	5.9%
Total	$28,874,843	100.0%	$29,053,630	100.0%

The following table sets forth our top five lessees by net book value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Lessee	% of Total	Lessee	% of Total
Korean Air	6.7%	Virgin Atlantic	6.1%
Virgin Atlantic	6.1%	Korean Air	6.0%
Air France-KLM Group	6.1%	Air France-KLM Group	5.9%
Aeromexico	5.5%	Aeromexico	5.5%
Malaysia Airlines	4.8%	ITA	5.2%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	9	1.8%	8	1.6%
Airbus A220-300	34	6.9%	33	6.7%
Airbus A320-200	16	3.2%	17	3.5%
Airbus A320-200neo	20	4.0%	23	4.7%
Airbus A321-200	17	3.4%	17	3.5%
Airbus A321-200neo	112	22.6%	109	22.2%
Airbus A330-200(1)	13	2.6%	13	2.7%
Airbus A330-300	5	1.0%	5	1.0%
Airbus A330-900neo	28	5.6%	28	5.7%
Airbus A350-900	17	3.4%	17	3.5%
Airbus A350-1000	8	1.6%	8	1.6%
Boeing 737-800	37	7.5%	38	7.8%
Boeing 737-8 MAX	76	15.3%	71	14.5%
Boeing 737-9 MAX	35	7.1%	35	7.1%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	23	4.6%	23	4.7%
Boeing 787-9	26	5.2%	26	5.3%
Boeing 787-10	18	3.7%	17	3.5%
Embraer E190	1	0.3%	1	0.2%
Total(2)	496	100.0%	490	100.0%

(1) As of March 31, 2026 and December 31, 2025, aircraft count includes three Airbus A330-200 aircraft classified as freighters.
(2) As of March 31, 2026 and December 31, 2025, our owned fleet count included 25 and 12 aircraft classified as flight equipment held for sale, respectively, and 17 and 16 aircraft classified as net investments in sales-type leases, respectively.

Business Strategy

Aircraft Leasing Strategy

We maintain one of the world’s largest portfolios in the sector, with an owned fleet comprising of 496 aircraft. The net book value of our flight equipment subject to operating leases was $28.9 billion as of March 31, 2026. The quality of our flight equipment has been underpinned by our disciplined approach to asset selection throughout our sixteen-year history. We have consistently invested in liquid and new technology aircraft, which we believe display strong and long-term value retention characteristics. These include the Airbus A220 family, Airbus A320ceo/neo family, Airbus A330neo family, Airbus A350 family, Boeing 737 NG/MAX family and Boeing 787 family of aircraft.

Pursuant to the Servicing Agreement, SMBC AC is responsible for the provision of lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management, for the majority of our fleet. We believe that we will benefit from the aviation platform serviced by SMBC AC, which we believe positions us favorably to capitalize on airline and investor demand for aircraft. The Company and SMBC AC operate as separate entities with independent commercial policies and strategies.
Return profiles vary across aircraft procurement channels at different points in the cycle. Accordingly, a flexible procurement strategy that can be recalibrated to target aircraft acquisitions in different channels at different points in time is key to optimizing long-term, risk-adjusted returns. We believe our operating strategy has been designed to provide significant flexibility in our approach to capital allocation. It offers the ability to respond to the often very rapid changes in market conditions to capitalize on attractive acquisition opportunities, originated by SMBC AC as servicer, across the entire spectrum of typical aircraft procurement channels. In doing so, we believe we will benefit from those aircraft investment opportunities which offer the greatest value, thereby strengthening our overall returns. This is a strategy that only a limited pool of lessors, which enjoy the considerable strategic and financial backing of strong shareholders (such as the Sumisho Investors) have the ability to pursue.

In addition, we benefit from access to the enhanced industry strength of the Sumisho Investors. As the aircraft leasing sector continues to mature, it is becoming increasingly commoditized. At the same time, airlines are becoming increasingly sophisticated and the range and complexity of the financing products they require to finance their expanding fleets is growing. Through an end-to-end marketing process, led by SMBC AC as our exclusive servicer, we believe that we will benefit from the enhanced scale, reach and negotiating power afforded by our position as a key pillar within one of the world’s largest aviation financing platforms.

Aircraft Acquisition Strategy

Our aircraft acquisition strategy has changed after the Merger as a result of the Orderbook Acquisition by SMBC AC. We will now rely on acquisitions of aircraft through a diversified range of procurement channels. Pursuant to the Servicing Agreement, SMBC AC, as servicer, is responsible for originating aircraft investment opportunities on behalf of our platform. Our flexible acquisition strategy includes opportunities originated across a spectrum of aircraft acquisition channels:

•Sale and leaseback transactions, where assets are acquired from an airline’s orderbook and placed back on long-term leases with the operator;
•Portfolio acquisition, where portfolios are acquired from other lessors seeking to manage portfolio limits and concentrations;
•Direct order, where potential acquisition opportunities of aircraft arise from SMBC AC’s orderbook; and
•Strategic M&A, where we may participate in the execution of highly strategic M&A opportunities.

We will evaluate such opportunities and selectively participate in transactions that we determine to be consistent with our investment criteria and strategic objectives. Our focus is on investing in young and liquid aircraft types, which are most in demand with our airline and investor customers. We believe that the channels through which a lessor acquires aircraft, as well as the timing of such acquisitions, are key to optimizing long-term, risk-adjusted returns. We believe we will benefit from a flexible approach to capital allocation, which is designed to enable us to invest across different aircraft procurement channels at different points in the cycle.

While we remain open to opportunistic acquisitions on attractive terms, our primary focus following the closing of the Merger will be on portfolio optimization and deleveraging. Our aim will be to bring net leverage in-line with our longer-term target of 3.0x, which we expect to achieve by capitalizing on the strength of the secondary trading market for aircraft sales.

Aircraft Sales and Trading Strategy

An active trading strategy is essential for the effective management of any large-scale portfolio of assets, including aircraft. Trading supports an aircraft lessor’s ability to manage portfolio concentrations, minimize re-leasing and residual value risk and maintain portfolio metrics. This ensures the fleet of aircraft we own remains comprised primarily of young and liquid aircraft types.

Different pockets of liquidity fluctuate at different points in time. To trade aircraft effectively throughout the cycle, a lessor requires access to a large team of experienced aircraft trading professionals who are dedicated to cultivating relationships and maintaining a presence across a broad spectrum of markets.

We believe we will benefit from the ability to leverage SMBC AC’s established and successful aircraft trading function by way of the Servicing Agreement, pursuant to which SMBC AC is responsible for the origination of all aircraft trading opportunities for us.

Comprehensive Risk Management Strategy

We, together with our Servicer, expect to mitigate the risks of owning and leasing aircraft through careful management and diversification of our leases and lessees by geography, lease term, and aircraft age and type. We believe that diversification of our fleet reduces the risks associated with individual lessee defaults and adverse geopolitical and regional economic events.

During the lease term, pursuant to the Servicing Agreement, the Servicer will closely follow the operating and financial performance of all non-U.S. lessees, and our Servicer will maintain a high level of communication with these lessees (while we will be responsible for U.S. lessees) and frequently evaluate the state of the market in which the lessee operates, including the impact of changes in passenger air travel and preferences, the impact of delivery delays, changes in general economic conditions, emerging competition, new government regulations, regional catastrophes, and other unforeseen shocks that are relevant to the airline’s market.

The reporting and management provisions under the Servicing Agreement enable the Servicer to identify lessees that may be experiencing operating and financial difficulties. This identification assists us in assessing the lessee’s ability to fulfill its obligations under the lease. This monitoring can also identify candidates, where appropriate, to restructure the lease prior to the lessee’s insolvency or the initiation of bankruptcy or similar proceedings. Once an insolvency or bankruptcy occurs, we typically have less control over, and would most likely incur greater costs in connection with, the restructuring of the lease or the repossession of the aircraft.

Financing Strategy

Our financing strategy is a critical component of our overall strategy going forward, which will underpin the long-term growth and success of our business, leveraging off our strong external credit ratings. The objective of our financing strategy is to ensure our business has the necessary access to meet its capital and liquidity needs, at a competitive cost.

Our debt capitalization following the consummation of the Merger consists of senior unsecured securities, along with other credit facilities that survived the Merger and those credit facilities that became our obligation at the closing of the Merger.

As of April 30, 2026, 99.2% of our consolidated debt was unsecured. We expect to and aim to maintain a predominantly unsecured debt profile in both the capital markets and the banking markets. We believe that the unencumbered nature of our asset base will ensure that we maintain maximum operational flexibility across our portfolio, which we believe is essential to the smooth and efficient operation of any large-scale aircraft leasing company.

Key Lease Terms

Under our operating leases, lessees bear the risks and rewards of operating the aircraft, while we retain title and bear the risks and rewards of owning the aircraft.

Our leases typically have a stated, fixed lease term, with terms that generally align with scheduled major maintenance events. Typical lease terms are between 5 and 12 years, with leases for new aircraft often in the 9-to-12-year range. Shorter lease terms are more common for used aircraft in some circumstances. This is reflected in the weighted average remaining lease term across our portfolio of 7.2 years as of March 31, 2026. Our leases also typically require airlines to be responsible for the implementation of airworthiness directives issued by applicable regulatory authorities. In some cases, we agree to make a contribution towards the costs of the implementation of the airworthiness directives, with such payment usually being made at the end of the lease term.

Our lessees typically pay rent monthly in advance and lease rentals are generally contracted on a fixed rate. The rental is typically fixed on or before execution of the lease contract or just prior to the delivery date.

We typically hold a security deposit or letter of credit to secure the performance of the lessee’s obligations under the lease, which may be applied against those obligations in the event of a lessee default. The quantum of any security deposit or letter of credit varies according to the credit quality of the lessee as well as the associated jurisdictional risk but is generally equivalent to between zero- and seven-months’ rent. In some cases, we may also obtain credit support from a third-party for a lessee’s obligations under a lease.

Our lease agreements require the aircraft to be maintained in accordance with standards benchmarked with the relevant airworthiness authority and/or aircraft manufacturer. At the end of the lease term, the lessee must return the aircraft in a pre-agreed minimum condition that will generally allow the aircraft to enter service with its next operator. We are typically entitled to receive maintenance payments from our lessees, which represent the maintenance value of cycles, hours or calendar time consumed on the airframe, engines and certain other high-value components of the aircraft. Some lessees make these maintenance payments in the form of monthly “maintenance reserve” payments during the term of the lease. Other lessees make a lump sum “return compensation” payment at lease expiry. During the lease, we account for these maintenance payments as a liability on our statement of financial position to the extent we are required to reimburse the lessee following a qualifying maintenance event.

All aircraft are leased on a “dry” basis, with the lessees responsible for all operating expenses such as fuel, crew, flight charges and insurance. In addition, all aircraft maintenance and repairs are the responsibility of the lessees. However, if the lessee pays maintenance reserves, we will typically agree to contribute to the cost of major maintenance events to the extent we have collected maintenance reserves from that lessee or, in some cases, from a previous lessee.

The lessee is generally required to “gross-up” lease payments where such payments are subject to withholding or other taxes, except for taxes on our net income and withholdings that arise out of transfers of the aircraft by us. The lessee is also required to indemnify us for certain other tax liabilities relating to the lease and the aircraft, including value added taxes and stamp duties. Our leases generally provide that the lessee’s payment obligations are absolute and unconditional under all circumstances.

Aircraft Industry

We believe that the overall airline operating environment remains favorable for us and the broader commercial aircraft leasing industry. Factors such as population growth, the size of the global middle class, air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. Passenger traffic volume has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue.

As global air traffic continues to expand and aircraft production volumes remain constrained, we are experiencing strong demand for our aircraft through new lease requests and lease extension requests.

While global macroeconomic and geopolitical conditions could have an incremental negative impact on traffic expectations, we continue to expect that the need for airlines to replace aging aircraft will support demand for newer, more fuel-efficient aircraft. Factors and trends including increased airline financing needs, OEM supply chain and delivery challenges and backlogs, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft. As a result, we believe many airlines will look to lessors to fulfill these needs.

The demand for our aircraft, combined with elevated interest rates and inflation, helped to increase lease rates on new lease agreements and lease extensions during the quarter ended March 31, 2026. We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens.

Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We believe the increase in lease rates and the sustained tightness in the credit markets may result in a shortfall in available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry have in the past and may in the future include some of our aircraft customers. As of the date of this filing, we had eight aircraft between two airlines which were subject to various forms of insolvency proceedings, including seven aircraft representing approximately 1% of our flight equipment under operating lease by net book value with Spirit airlines. Such events have resulted and may in the future result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of persistently elevated interest rates, inflation, tariffs, foreign currency risk, and increases in fuel costs, as well as delays and cancellations caused by the global air traffic control system and airports. Strong air traffic demand has provided a counterbalance to these increased costs.

The recent rapid rise in fuel costs as a product of geopolitical conflicts in the Middle East is currently weighing on global airline financial performance. Airline flight schedules have been disrupted as a result, and a number of airlines have announced reduced capacity and increases to airfares and fees. Depending on the duration of these conflicts, our airline customers could experience further operational challenges, resulting in financial losses, reduced aircraft demand, and increased airline bankruptcies.

We are also monitoring the impact of tariffs on our business, which have not had a negative impact on our profitability to date. While we currently do not expect tariffs to have a material impact on our business, particularly following the Orderbook Acquisition, tariffs could impact our business in a number of ways and the level of impact is unknown due to the uncertainty surrounding tariffs currently.

We believe the aircraft leasing industry has remained resilient over time across a variety of global economic conditions and remain optimistic about the long-term fundamentals of our business. We believe leasing will continue to be an attractive form of aircraft financing for airlines because less cash and financing is required for the airlines and it provides fleet flexibility while eliminating residual value risk for lessees.

Liquidity and Capital Resources

Overview

We ended the first quarter of 2026 with available liquidity of $5.4 billion, which was comprised of unrestricted cash of $554.1 million and approximately $4.9 billion in undrawn balances under our unsecured revolving credit facility, net of $1.0 billion in commercial paper borrowings. As of April 30, 2026, our available liquidity was $4.1 billion, which was comprised of unrestricted cash of $647.1 million and approximately $3.5 billion in undrawn balances under our unsecured revolving credit facility.

We finance our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft deliveries. We have also issued preferred stock in the past and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of April 30, 2026. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity.

We ended the first quarter of 2026 with total debt outstanding of $19.9 billion, of which 67.6% was at a fixed rate and 97.9% was unsecured, and in the aggregate, our composite cost of funds was 4.29%. As of April 30, 2026, we had total debt outstanding of $20.8 billion, of which 78.8% was at a fixed rate and 99.2% was unsecured, and in the aggregate, our composite cost of funds was 4.33%.

While we expect to opportunistically acquire aircraft in the future, as described above under “—Aircraft Acquisition Strategy,” our focus following the Merger will be on portfolio optimization and deleveraging. Our aim is to bring net leverage in-line with our longer-term debt-to-equity target of 3.0x. We believe we will achieve this by capitalizing on the strength of the secondary trading market for aircraft sales. We have $5.6 billion of aircraft in our sales pipeline4, which includes $940.3 million of aircraft classified as held for sale as of March 31, 2026 and $4.6 billion of aircraft subject to letters of intent5. We currently expect the sales of the aircraft in our sales pipeline to be completed in the next 12 months.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations and available commitments under our unsecured revolving credit facility to satisfy the operating requirements of our business through at least the next 12 months. Our material cash sources include:

•Unrestricted cash: We ended the first quarter of 2026 with $554.1 million in unrestricted cash and, as of April 30, 2026 had $647.1 million in unrestricted cash.
•Lease cash flows: We ended the first quarter of 2026 with $19.2 billion in committed contracted minimum rental payments on the aircraft in our existing fleet. These rental payments are a primary driver of our short and long-term operating cash flow. As of March 31, 2026, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.7 billion. For further detail on our minimum future rentals for the remainder of 2026 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Aircraft sales: Proceeds from the sale of aircraft help supplement our liquidity position. As stated above, our goal following the Merger will be to reduce outstanding debt. We continue to see robust demand in the secondary market to support our aircraft sales program. We have $5.6 billion of aircraft in our sales pipeline, which includes $940.3 million of aircraft classified as flight equipment held for sale as of March 31, 2026 and $4.6 billion of aircraft subject to letters of intent. We currently expect the sales of the aircraft in our sales pipeline to be completed in the next 12 months.
•Unsecured revolving credit facility: In connection with the Merger, we assumed the revolving credit agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by a first amendment, dated March 25, 2026 (as amended, the “New Revolving Credit Agreement). The New Revolving Credit Agreement provides us access to up to $3.5 billion in revolving loans (the “New Revolving Credit Facility”) for working capital purposes and other general corporate purposes. There were no amounts outstanding under the New Revolving Credit Facility as of April 30, 2026. Prior to the closing of the Merger, we had an unsecured revolving credit facility with total commitments, as of March 31, 2026, of $8.4 billion (the “Legacy Revolving Credit Facility”). We terminated and repaid in full all outstanding loans and other amounts due under our Legacy Revolving Credit Facility at the closing of the Merger.
•Senior unsecured securities: We have historically been frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities.
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
In general, increases and reductions in the Federal Funds Rate should affect the interest rate on our revolving credit facility and our new and existing borrowings that bear interest at a floating rate.

4 Aircraft in our sales pipeline is as of March 31, 2026, and includes letters of intent and sale agreements signed through May 7, 2026.
5 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

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

As of March 31, 2026, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Our material cash requirements are primarily comprised of debt service payments and general operating expenses. The amount of our cash requirements depends on a variety of factors, including the ability of our lessees to meet their contractual obligations with us, the timing of aircraft sales from our fleet, the timing and amount of our debt service obligations, potential aircraft acquisitions, and the general economic environment in which we operate.

Our material cash requirements as of April 30, 2026, are as follows (in thousands):

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations	$4,148,615	$5,021,836	$3,879,812	$2,217,990	$2,122,806	$3,438,861	$20,829,920
Interest payments on debt outstanding(1)	514,199	712,798	451,824	294,198	225,784	259,710	2,458,513
Total	$4,662,814	$5,734,634	$4,331,636	$2,512,188	$2,348,590	$3,698,571	$23,288,433

(1) Future interest payments on floating rate debt are estimated using floating rates in effect at April 30, 2026, which is inclusive of any cross-currency hedging arrangements, and assumes no additional interest amounts, which may become due upon the occurrence of certain events described in the applicable indenture governing our senior unsecured securities, become due.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock.
Cash Flows

Our cash flows provided by operating activities increased by 29.6% or $115.0 million, to $503.3 million for the three months ended March 31, 2026 as compared to $388.3 million for the three months ended March 31, 2025. Our cash flows provided by operating activities during the three months ended March 31, 2026 increased primarily due to an increase in customer collections related to the growth of our fleet compared to the three months ended March 31, 2025. Our cash flows used in investing activities were $572.2 million for the three months ended March 31, 2026 compared to $102.2 million for the three months ended March 31, 2025. Cash used in investing activities increased for the three months ended March 31, 2026, primarily resulting from significant investing cash inflows we received in the prior year period, including $328.5 million of cash insurance settlement proceeds and higher proceeds from aircraft sales. Our investing activities have been historically driven by the timing of our aircraft purchases and our sales and trading activity. Our cash flows provided by financing activities were $153.5 million for the three months ended March 31, 2026 as compared to $301.6 million used in financing activities for the three months ended March 31, 2025. Our cash flows provided by financing activities increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher net borrowings during the first quarter of 2026. For the three months ended March 31, 2025, we received cash insurance settlement proceeds, included in our investing activities, which reduced our need for external financing for that period.

Debt

Our debt financing at April 30, 2026, March 31, 2026 and December 31, 2025 is summarized below:

	April 30, 2026	March 31, 2026	December 31, 2025
	(in thousands, except percentages)
Unsecured
Senior unsecured securities	$16,416,620	$12,389,769	$13,860,558
Term financings	4,244,100	3,606,950	3,846,800
Commercial paper	—	1,046,300	1,361,400
Revolving Credit Facility	—	2,470,000	—
Other revolving credit facilities	—	—	300,000
Total unsecured debt financing	20,660,720	19,513,019	19,368,758
Secured
Term financings	—	254,677	318,348
Export credit financing	169,200	171,353	175,238
Total secured debt financing	169,200	426,030	493,586

Total debt financing	20,829,920	19,939,049	19,862,344
Less: Debt discounts and issuance costs	(48,829)	(119,854)	(132,215)
Debt financing, net of discounts and issuance costs	$20,781,091	$19,819,195	$19,730,129
Selected interest rates and ratios:
Composite interest rate(1)	4.33%	4.29%	4.15%
Composite interest rate on fixed-rate debt(1)	4.18%	4.02%	3.91%
Percentage of total debt at a fixed-rate	78.81%	67.57%	76.85%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of April 30, 2026 and March 31, 2026, we had $16.4 billion and $12.4 billion in senior unsecured securities outstanding, respectively, which includes our medium term notes issued under our indenture, dated as of November 20, 2018. We did not repay any of our medium term notes in connection with the closing of the Merger. Our outstanding senior unsecured securities as of April 30, 2026 include an aggregate of $4.0 billion principal amount of notes issued by Merger Sub and assumed by us upon closing of the Merger. As of April 30, 2026, our outstanding senior unsecured notes had remaining terms ranging from approximately one month to 10 years and bearing interest at fixed rates ranging from 1.875% to 5.95%.

In connection with the Merger, on March 24, 2026, Merger Sub issued $800,000,000 aggregate principal amount of 4.400% Senior Notes due 2028, $1,200,000,000 aggregate principal amount of 4.500% Senior Notes due 2029, $1,500,000,000 aggregate principal amount of 4.850% Senior Notes due 2031 and $500,000,000 aggregate principal amount of 5.500% Senior Notes due 2036 (collectively, the “Notes”) pursuant to an indenture, dated as of March 24, 2026, among Merger Sub and Computershare Trust Company, N.A., as trustee. Upon consummation of the Merger and in accordance with the indenture governing the Notes and related agreements, the Notes became our obligations. The indenture that governs the Notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets. The indenture governing the Notes contains customary events of default. In the case of an event of default, the lenders may require repayment of all outstanding borrowings. In connection with the issuance of the Notes, Merger Sub entered into a registration rights agreement (the “Registration Rights Agreement”), which became our obligation upon consummation of the Merger whereby we agreed to use our commercially reasonable efforts to file and cause to become effective a registration statement for a registered offer to exchange the Notes for new notes, with terms substantially identical in all material respects to the Notes. Under certain circumstances, we may be required to file a shelf registration statement to allow for resales of the Notes. We may be obligated to pay additional interest on the Notes if we fail to comply with obligations under the Registration Rights Agreement.

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

On April 8, 2026, in connection with the completion of the Merger, we notified the New York Stock Exchange (“NYSE”) of the completion of the Merger and requested that trading in the 3.700% Medium-Term Notes, Series A, due April 15, 2030 (the “Euro Medium-Term Notes”) be suspended and the Euro Medium-Term Notes be withdrawn from listing on the NYSE.

We did not redeem any of our medium term notes in connection with the closing of the Merger.

Unsecured revolving credit facility

Prior to the Merger, we had an unsecured revolving credit facility with an outstanding balance of $2.5 billion as of March 31, 2026 (the “Legacy Revolving Credit Facility”). We terminated and repaid in full all outstanding loans and other amounts due under our Legacy Revolving Credit Facility in an aggregate amount of $3.0 billion at the closing of the Merger.

In connection with the Merger, we assumed the New Revolving Credit Agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by the First Amendment, dated March 25, 2026 (as amended, the “New Revolving Credit Agreement”). As a result of the Merger, the benefits and obligations of Merger Sub under the New Revolving Credit Agreement became our obligations as the surviving corporation in the Merger. The New Revolving Credit Agreement provides us access to up to $3.5 billion in revolving loans for working capital purposes and other general corporate purposes. The New Revolving Credit Facility bears interest at Adjusted Term SOFR plus a margin of 1.25% and matures on April 8, 2029. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the New Revolving Credit Facility. The interest rate and facility fees are subject to changes in our credit ratings. The New Revolving Credit Agreement contains certain covenants and undertakings, subject to customary exceptions and qualifications, including (but not limited to) (i) maintenance of consolidated stockholder’s equity at or above $2.5 billion, (ii) maintenance of consolidated unencumbered assets at or above 125% of consolidated unsecured indebtedness and (iii) maintenance of interest coverage ratio at or above 1.50x, in each case as such terms are more particularly defined in the definitive documentation. The New Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the New Revolving Credit Facility and require immediate repayment of all outstanding borrowings. We did not have any outstanding balances under the New Revolving Credit Facility as of April 30, 2026.

Other unsecured revolving credit facilities

As of April 30, 2026 and March 31, 2026, we did not have any outstanding balances under our other unsecured revolving credit facilities, respectively. These facilities were not guaranteed and are available at the sole discretion of the lender, who has the right to modify or terminate the facilities at any time. All of these facilities were terminated in connection with the closing of the Merger.

Unsecured term financings

As of April 30, 2026 and March 31, 2026, the outstanding balance on our unsecured term financings was $4.2 billion and $3.6 billion.

In connection with the Merger, Merger Sub entered into a term loan credit agreement by and among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, as amended by the First Amendment to the Term Loan Credit Agreement, dated as of March 25, 2026 (as amended, the “Acquisition Term Loan Agreement”), pursuant to which the lenders provided a $1.0 billion term loan (the “Acquisition Term Loan”), which was used to fund a portion consideration in the Merger. The Acquisition Term Loan bears interest at Adjusted Term SOFR plus a margin of 1.25% subject to adjustment based on our credit rating and matures on October 8, 2027. As a result of the Merger, the obligations of Merger Sub under the Acquisition Term Loan became our obligations as the surviving corporation in the Merger. There was $1.0 billion outstanding under the Acquisition Term Loan as of April 30, 2026. We repaid $350.4 million in unsecured debt financings in connection with the Merger.

Such unsecured term financings, including the Acquisition Term Loan Agreement, generally contain covenants and undertakings, subject to customary exceptions and qualifications, including (but not limited to): (i) maintenance of consolidated stockholder’s equity at or above $2.5 billion, (ii) maintenance of consolidated unencumbered assets at or above 125% of consolidated unsecured indebtedness and (iii) maintenance of interest coverage ratio at or above 1.50x, in each case as such terms are more particularly defined in the definitive documentation. The agreement governing our unsecured term financings also include customary events of default. In the case of an event of default, the lenders may require repayment of all outstanding borrowings.

Secured debt financings

As of April 30, 2026, we had an outstanding balance of $169.2 million in secured debt financings. As of March 31, 2026, we had an outstanding balance of $426.0 million in secured debt financings, and had pledged nine aircraft as collateral, with a net book value of $620.2 million. All of our secured obligations as of April 30, 2026 and March 31, 2026 were recourse in nature. We repaid $254.2 million in secured debt financings in connection with the Merger.

Commercial paper program

On January 21, 2025, we established a commercial paper program under which we could issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper have been used for general corporate purposes, which included, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of April 30, 2026 we did not have an outstanding balance under the commercial paper program. As of March 31, 2026, we had an outstanding balance of $1.0 billion, with a weighted average interest rate of 4.41% and a weighted average maturity of less than one month.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of March 31, 2026 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of March 31, 2026	Liquidation Preference as of March 31, 2026(1)	Issue Date	Dividend Rate in Effect at March 31, 2026(2)	Next Dividend Rate Reset Date	Dividend Rate After Reset Date
Series B	300,000	$300,000	March 2, 2021	4.65%	June 15, 2026	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

For more information regarding our preferred stock issued and outstanding, see Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table summarizes the quarterly cash dividends that we paid during the three months ended March 31, 2026 on our outstanding Series B, Series C and Series D Preferred Stock (in thousands):

Payment Date
Title of Each Class	March 15, 2026
Series B Preferred Stock	$3,487
Series C Preferred Stock	$3,094
Series D Preferred Stock	$4,500

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

In connection with the Merger, we will continue to manage the aircraft management platforms above; however, certain services for the aircraft and leases will be subserviced by SMBC AC.

For more information regarding our aircraft under management, see Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. In connection with the Merger, our investment grade credit ratings were affirmed, through a formal rating assessment process, by the relevant rating agencies. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Short-Term Rating	Corporate Rating	Outlook	Date of Last Long-term Debt and Corporate Ratings Action
Kroll Bond Ratings	A-	K-1	A-	Stable	April 8, 2026
Standard and Poor’s	BBB	A-2	BBB	Stable	April 8, 2026
Fitch Ratings	BBB	F-3	BBB	Negative	April 8, 2026

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the interest rate applicable to certain of our financings.

Results of Operations

The following table presents our historical operating results for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$666,675	$637,233
Maintenance rentals and other receipts	7,241	8,137
Total rental of flight equipment revenue	673,916	645,370
Gain on aircraft sales and trading and other income	65,307	92,912
Total revenues and other income	739,223	738,282

Expenses
Interest	201,844	208,574
Amortization of debt discounts and issuance costs	12,408	13,995
Interest expense	214,252	222,569
Depreciation of flight equipment	309,783	299,019
Recoveries of Russian fleet write-off	—	(331,938)
Selling, general and administrative	60,191	59,348
Stock-based compensation expense	5,096	17,616
Total expenses	589,322	266,614
Income before taxes	149,901	471,668
Income tax expense	(24,005)	(95,836)
Net income	$125,896	$375,832
Preferred stock dividends	(11,081)	(11,081)
Net income attributable to common stockholders	$114,815	$364,751

Earnings per share of common stock:
Basic	$1.03	$3.27
Diluted	$1.02	$3.26

Other financial data
Pre-tax margin	20.3%	63.9%
Adjusted net income before income taxes(1)	$165,412	$169,490
Adjusted diluted earnings per share before income taxes(1)	$1.47	$1.51
Adjusted pre-tax margin(1)	22.4%	23.0%
__________________________________________
(1)Adjusted net income before income taxes (defined as net income attributable to common stockholders excluding the effects of certain non-cash items and other items that we do not believe are indicative of our ongoing operations, such as retirement compensation, merger related costs and recoveries related to our former Russian fleet, and certain other items), adjusted pre-tax margin (defined as adjusted net income before income taxes divided by total revenues) and adjusted diluted earnings per share before income taxes (defined as adjusted net income before income taxes divided by the weighted average diluted common shares outstanding) are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income attributable to common stockholders, pre-tax margin, earnings per share and diluted earnings per share, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes, adjusted pre-tax margin and adjusted diluted earnings per share before income taxes are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes, adjusted pre-tax margin and adjusted diluted earnings per share before income taxes to assess our consolidated financial and operating performance. Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, and other items that we do not believe are indicative of our ongoing operations. Adjusted net income before income taxes, adjusted pre-tax margin and adjusted diluted earnings per share before income taxes, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes, adjusted pre-tax margin and adjusted diluted earnings per share before income taxes do not reflect our cash expenditures or changes in our cash requirements for our working capital needs. In addition, our calculation of adjusted net income before income taxes, adjusted pre-tax margin and adjusted diluted earnings per share before income taxes may differ from the adjusted net income before income taxes, adjusted pre-tax margin and adjusted diluted earnings per share before income taxes, or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following table shows the reconciliation of the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$114,815	$364,751
Amortization of debt discounts and issuance costs	12,408	13,995
Recoveries of Russian fleet write-off	—	(331,938)
Stock-based compensation expense	5,096	17,616
Retirement compensation expense	—	9,230
Merger related costs	9,088	—
Income tax expense	24,005	95,836
Adjusted net income before income taxes	$165,412	$169,490

Denominator for adjusted pre-tax margin:
Total revenues	$739,223	$738,282
Adjusted pre-tax margin(a)	22.4%	23.0%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues.

The following table shows the reconciliation of the numerator for adjusted diluted earnings per share before income taxes (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Reconciliation of the numerator for adjusted diluted earnings per share (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$114,815	$364,751
Amortization of debt discounts and issuance costs	12,408	13,995
Recoveries of Russian fleet write-off	—	(331,938)
Stock-based compensation expense	5,096	17,616
Retirement compensation expense	—	9,230
Merger related costs	9,088	—
Income tax expense	24,005	95,836
Adjusted net income before income taxes	$165,412	$169,490

Denominator for adjusted diluted earnings per share:
Weighted-average diluted common shares outstanding	112,484,656	112,030,382
Adjusted diluted earnings per share before income taxes(b)	$1.47	$1.51

(b) Adjusted diluted earnings per share before income taxes is adjusted net income before income taxes divided by weighted-average diluted common shares outstanding.

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

Lease rentals

During the three months ended March 31, 2026, we recorded $666.7 million in lease rental revenue, which included amortization expense related to initial direct costs of $21.0 million as compared to $637.2 million in lease rental revenue, which included amortization expense related to initial direct costs of $22.7 million for the three months ended March 31, 2025. The increase is primarily due to the growth of our flight equipment subject to operating leases since March 31, 2025 and an increase in our portfolio lease yield.

Maintenance rentals and other receipts

During the three months ended March 31, 2026, we recorded $7.2 million in maintenance rentals and other receipts as compared to $8.1 million for the three months ended March 31, 2025. Our maintenance rentals and other receipts decreased primarily due to lower overhaul revenue recognized as compared to the prior year period. For the three months ended March 31, 2026 and March 31, 2025, respectively, we did not record any end of lease revenue.

Gain on aircraft sales and trading and other income

Gain on aircraft sales and trading and other income decreased to $65.3 million for the three months ended March 31, 2026 compared to $92.9 million for the three months ended March 31, 2025, primarily driven by lower sales activity. During the three months ended March 31, 2026, we recorded $53.3 million in gains from the sale of six aircraft compared to $60.9 million in gains from the sale of 16 aircraft and $7.6 million from one sales-type lease for the three months ended March 31, 2025. In addition we had an $8.5 million decrease in management fee revenue and a $4.0 million decrease in other income, which includes interest income, foreign currency fluctuations on our sales-type leases and other miscellaneous income from the prior year period.

Interest expense

Interest expense totaled $214.3 million for the three months ended March 31, 2026 compared to $222.6 million for the three months ended March 31, 2025. Despite the increase in our composite cost of funds from 4.26% to 4.29%, our interest expense decreased primarily due to lower average debt balances during the period.

Depreciation expense

We recorded $309.8 million in depreciation expense of flight equipment for the three months ended March 31, 2026 compared to $299.0 million for the three months ended March 31, 2025. The increase in depreciation expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is primarily attributable to the growth of our flight equipment subject to operating leases.

Recoveries of Russian fleet write-off

During the three months ended March 31, 2025, we recognized a net benefit of $331.9 million from the settlement of insurance claims with certain insurers under our contingent and possessed insurance policy comprised of $328.5 million in cash insurance settlement proceeds and a $3.4 million benefit related to our equity interest in our managed fleet. We did not have any corresponding insurance settlements in the three months ended March 31, 2026.

Stock-based compensation expense

We recorded stock-based compensation expense of $5.1 million and $17.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The decrease in stock-based compensation was primarily driven by the one-time $7.4 million expense related to the acceleration of certain RSUs resulting from the retirement of our former Executive Chairman during the three months ended March 31, 2025, as well as a revision in the underlying vesting estimates of certain book value RSUs made in the three months ended March 31, 2025 due to increased probability of certain performance criteria being achieved, which also contributed to the increase in stock-based compensation expense during the prior period.

Selling, general and administrative expenses

We recorded selling, general and administrative expenses of $60.2 million for the three months ended March 31, 2026 compared to $59.3 million for the three months ended March 31, 2025. Selling, general and administrative expenses remained relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as merger related costs of $9.1 million in the current period were largely offset by $9.2 million of retirement expenses recognized in the prior year period. Selling, general and administrative expenses represented 8.1% and 8.0% as a percentage of total revenue for each of the three months ended March 31, 2026 and 2025, respectively.

Taxes

Our effective tax rate for the three months ended March 31, 2026 decreased to 16.0% from 20.3% in the three months ended March 31, 2025 primarily due to lower income tax rate in certain jurisdictions, discrete items in the period and changes in permanent items.

Net income attributable to common stockholders

For the three months ended March 31, 2026, we reported net income attributable to common stockholders of $114.8 million, or $1.02 per diluted share, compared to net income attributable to common stockholders of $364.8 million, or $3.26 per diluted share, for the three months ended March 31, 2025. In the prior year, we benefited from a $331.9 million settlement of insurance claims with certain insurers related to aircraft detained in Russia, as well as higher gains on sales, resulting in a decrease in our net income attributable to common stockholders in the current period. These were slightly offset by higher total rental of flight equipment revenue in the current period and an overall decrease in our total operating expenses, excluding the recovery of our Russian fleet write-off, as discussed above.

Adjusted net income before income taxes

For the three months ended March 31, 2026, we recorded adjusted net income before income taxes of $165.4 million, or $1.47 per adjusted diluted share, compared to adjusted net income before income taxes of $169.5 million, or $1.51 per adjusted diluted share, for the three months ended March 31, 2025. Despite the increase in our rental revenues due to the growth of our fleet and higher portfolio lease yield, our adjusted net income decreased primarily due to lower sales activity and an increase in depreciation expense, partially offset by a decrease in interest expense due to lower average debt balances, as discussed above.

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

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2025. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting estimates in the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility, other revolving credit facilities and unsecured term loans. As of April 30, 2026, March 31, 2026 and December 31, 2025, we had $4.4 billion, $6.5 billion and $4.6 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of April 30, 2026, which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $44.1 million, $64.7 million and $46.0 million as of April 30, 2026, March 31, 2026 and December 31, 2025, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% of our lease revenues were denominated in foreign currency as of March 31, 2026 and December 31, 2025. Additionally, some of our net investments in sales-type leases, which represent 0.6% and 0.7% of our total assets as of March 31, 2026 and December 31, 2025, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the three months ended March 31, 2026, we incurred a $3.1 million loss resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.6%, 6.7% and 6.8% of our debt obligations were denominated in foreign currency as of April 30, 2026, March 31, 2026 and December 31, 2025, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the three months ended March 31, 2026, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency as U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 8, 2026, Air Lease Corporation completed the previously announced merger of Takeoff Merger Sub Inc. with and into Air Lease Corporation, with Air Lease Corporation surviving the merger as an indirect subsidiary of Sumisho Air Lease Corporation Designated Activity Company. Management is in the process of evaluating the impact of the Merger on the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 15, 2025, the Company filed with the SEC a preliminary proxy statement on Schedule 14A (the “Preliminary Proxy Statement”) in connection with the special meeting of our Class A common stockholders held on December 18, 2025 (the “Special Meeting”) to, among other things, adopt and approve the Merger Agreement. On November 4, 2025, we filed with the SEC a definitive proxy statement on Schedule 14A (the “Definitive Proxy Statement”).

On November 12, 2025, plaintiff Brooke E. Bingham (the “Plaintiff”), a purported stockholder of the Company, filed a putative class action lawsuit captioned Bingham v. Air Lease Corporation, C.A. No. 2025-1308-BWD (the “Delaware Complaint”) in the Court of Chancery of the State of Delaware (the “Delaware Court”), naming as defendants the Company and members of the Board (together, the “Defendants”). The Delaware Complaint alleged, among other things, that the Board violated its fiduciary duties under Delaware law by failing to disclose purportedly material information regarding the Merger in the Definitive Proxy Statement. The Plaintiff also filed a motion for expedited proceedings and a motion for a preliminary injunction.

On November 24, 2025, two purported Class A common stockholders of the Company filed separate lawsuits against the Company and each member of our board of directors in the Supreme Court of the State of New York in New York County (the “New York Complaints” and together with the Delaware Complaint, the “Complaints”). The New York Complaints assert claims under New York common law for negligent misrepresentation and concealment and general negligence, concerning the Definitive Proxy Statement. The New York Complaints also sought to enjoin the Merger until supplemental disclosures to the Definitive Proxy Statement were made.

In addition, subsequent to the Preliminary Proxy Statement filing, the Company also received eleven demand letters from counsel representing purported Class A common stockholders of the Company. These demand letters alleged that the Preliminary Proxy Statement or the Definitive Proxy Statement violated applicable federal or state law and contained materially misleading and/or incomplete disclosures. These demand letters requested that the Company issue supplemental disclosures to the Definitive Proxy Statement.

On November 28, 2025, in order to reduce the risk of the Complaints delaying the Special Meeting or the closing of the Merger, and to minimize the nuisance and expense of defending against any litigation, and without admitting any liability or wrongdoing, the Company filed a Current Report on Form 8-K to update and supplement the Definitive Proxy Statement with additional disclosures relating to the Merger (the “Supplemental Disclosures”). Thereafter, the attorneys representing the Class A common stockholders who filed the Complaints acknowledged that the Supplemental Disclosures mooted the claims raised in the Complaints in their entirety and confirmed that they would seek a mootness fee in connection with the Supplemental Disclosures.

On December 4, 2025, the Delaware Court granted a stipulation and proposed order voluntarily dismissing the Delaware Complaint and retaining jurisdiction solely for the purpose of adjudicating the anticipated application of the Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the Delaware Complaint (the “Fee and Expense Application”). Following negotiations, the Company, while denying any and all liability on behalf of the Defendants and maintaining that the Proxy complies fully with all applicable laws, decided it was in its and its stockholders’ best interests to pay the Plaintiff’s counsel $450,000 in attorneys’ fees and expenses to resolve the Fee and Expense Application. The Delaware Court has not been asked to review, and will pass no judgment on, the payment of these attorneys’ fees and expenses.

The New York Complaints remain pending as the mootness fee demand is resolved. The Company continues to believe that the disclosures in the Definitive Proxy Statement comply fully with all applicable laws, and denies the allegations in the Complaints and believes they are without merit. Nevertheless, resolution of these matters may involve payments by the Company to the Class A common stockholders’ attorneys that filed the New York Complaints and/or submitted the demand letters.

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any material enforcement proceedings or litigation related to regulatory compliance matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

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

Risk Factors Summary

Risks relating to our indebtedness
•we have a significant amount of indebtedness, requiring a substantial portion of our cash flows to be dedicated to debt service payments, and we will require significant capital to satisfy our outstanding debt obligations as they come due;
•despite our substantial indebtedness levels, we may still be able to incur significantly more debt, which could exacerbate the risks associated with our substantial debt;
•the cost of borrowing or interest rate increases or decreases, which may adversely affect our net income and our ability to compete in the marketplace;
•any negative changes in our credit ratings may limit our ability to obtain financing or increase our borrowing costs;
•the restrictions or prohibitions under certain covenants from our debt agreements;
•our senior unsecured securities will be effectively subordinated to our secured debt to the extent of the value of the assets securing such indebtedness;
•the limited covenants applicable to our senior unsecured securities that may not provide protection against some events or developments that may affect our ability to repay such securities or the trading prices for such securities;
•our inability to repurchase our senior unsecured notes upon a Change of Control Repurchase Event or Change of Control Triggering Event; and
•holders of our senior unsecured notes may not be able to determine when a change of control giving rise to their right to have the notes repurchased has occurred following a sale of “substantially all” of our assets.

Operational risks relating to our business
•we may be unable to generate sufficient returns on our aircraft investments which may have an adverse impact on our net income;
•failure to complete our planned aircraft sales could affect our net income and may lead us to use alternative sources of liquidity;
•our business depends on the ability of aircraft manufacturers to remain financially stable;
•if our aircraft become obsolete or experience a decline in customer demand, our ability to lease and sell those aircraft and our results of operations may be negatively impacted and may result in impairment charges;
•the value and lease rates for aircraft that we own or acquire could decline resulting in an impact to our earnings and cash flows;
•potential conflicts of interest may arise from SMBC AC’s role as the exclusive servicer of our aircraft leased to non-U.S. airlines;
•after the Merger, we no longer have orderbooks with the OEMs, which may impact our ability to manage our aircraft portfolio and, if we are unable to attain new and younger aircraft, it may increase our re-leasing risk and residual value risk;
•aircraft have limited economic useful lives and depreciate over time and we may be required to record an impairment charge or sell aircraft for a price less than its depreciated book value which may impact our financial results;
•we have concentrated customer exposure and economic, legal and political risks associated with certain lessees, including adverse events involving the regions in which certain lessees operate may have an adverse effect on our financial condition;

•we are dependent on the ability of our lessees to perform their payment and other obligations to us under our leases and their failure to do so may materially and adversely affect our financial results and cash flows;
•lessee defaults and reorganizations, bankruptcies or similar proceedings may result in lost revenues and additional costs;
•we may experience increased competition from other aircraft lessors which may impact our ability to execute our long-term strategy;
•our lessees may fail to adequately insure our aircraft or fulfill their indemnity obligations, or we may not be able to adequately insure our aircraft, which may result in increased costs and liabilities;
•a cyberattack or other interruption could lead to a material disruption of our information technology (“IT”) systems or the IT systems of our third-party providers and the loss of information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs;
•we may encounter disputes, deadlock or other conflicts of interest with investment partners of entities in which we have minority interests and for which we serve as manager of the aircraft owned by the entities which may result in legal challenges, reputational harm or loss of fee income; and
•we may be unable to realize the anticipated benefits of the Merger, and significant costs have been incurred in connection with the Merger.

Macroeconomic and global risks relating to our business
•events outside of our control, including the threat or realization of epidemic diseases such as the COVID-19 pandemic, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors, may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, or our operations and may ultimately impact our business;
•changes in fuel costs have negatively affected, and may continue to negatively affect, our lessees’ ability to honor the terms of their leases and by extension the demand for our aircraft;
•inflationary pressure may have a negative impact on our financial results, including by diminishing the value of our leases;
•aircraft oversupply in the industry could decrease the value and lease rates of the aircraft in our fleet resulting in an impact to our earnings and cash flows;
•export restrictions and tariffs may impact where we can place and deliver our aircraft and negatively impact our ability to execute on our long-term strategy.
•we are subject to the economic and political risks associated with doing business around the world, including in emerging markets, which may expose our business to heightened risks and negatively impact our earnings and cash flows.
•the appreciation of the U.S. dollar could negatively impact our lessees’ ability to honor the terms of their leases, which are generally denominated in U.S. dollars, and may result in lost revenues and reduced net income.

Regulatory, tax and legal risks relating to our business
•income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.
•environmental regulations, fees, taxes and reporting, and other concerns may negatively affect demand for our aircraft, reduce travel and ultimately impact the operating results of our customers;
•climate change may have a long-term impact on our business;
•risks and requirements related to transacting business in foreign countries may result in increased liabilities including penalties and fines as well as reputational harm;
•a lessee’s failure to obtain required licenses, consents and approvals could negatively affect our ability to remarket or sell aircraft;
•data privacy risks, including evolving laws, regulations, and other obligations and compliance efforts, may result in business interruption and increased costs and liabilities; and
•judgments obtained in a court of the United States may not be enforceable in Ireland and it may be difficult to serve process.

Risks Relating to our Indebtedness

We have a significant amount of indebtedness, requiring a substantial portion of our cash flows to be dedicated to debt service payments, and we will require significant capital to satisfy our outstanding debt obligations as they come due.

We have a significant amount of indebtedness. As of April 30, 2026, our total consolidated indebtedness was $20.8 billion (including discounts and debt issuance costs), of which approximately $169.2 million was secured. Based on our outstanding debt as of April 30, 2026, we expect our interest payments will be approximately $118.7 million for the second quarter of 2026.

Our level of debt and the covenants contained in the agreements governing our debt could have important consequences, including making it more difficult for us to satisfy our debt payment obligations, which could in turn result in an event of default on such debt, and requiring a substantial portion of our cash flows to be dedicated to debt service payments; limiting our ability to obtain additional financing; increasing our vulnerability to negative economic and industry conditions; increasing our interest rate risk; placing us at a competitive disadvantage compared to our competitors that have proportionately less debt; and limiting our flexibility in planning for and reacting to changes in our business and the industry in which we operate.

We also need to maintain access to the capital and credit markets and other sources of financing in order to repay or refinance our outstanding debt obligations. Our access to financing sources depends upon a number of factors over which we have limited control, including general market conditions and interest rate fluctuations; periods of unexpected market disruption and volatility; the market’s view of the quality of our business and assets, perception of our growth potential and assessment of our credit risk; the relative attractiveness of alternative investments; and the trading prices of our debt securities. Depending on market conditions at the time and our access to capital, we may also have to rely more heavily on less efficient forms of debt financing that may require a larger portion of our cash flow from operations to service, thereby reducing funds available for our operations, future business opportunities and other purposes. These alternative measures may not be successful and may not permit us to make required repayments on our debt or meet our cash requirements.

If we are unable to generate sufficient cash flows from operations and cannot obtain capital on terms acceptable to us, we may be forced to seek alternatives, such as selling aircraft in the near term, or in the longer term, delaying investments and aircraft purchases. As a result of these risks and repercussions, our inability to make our debt payments and/or obtain incremental capital may have a material adverse effect on our business.

Despite our substantial indebtedness levels, we may still be able to incur significantly more debt, which could exacerbate the risks associated with our substantial debt.

We may be able to incur additional debt in the future. The terms of our financing facilities allow us to incur substantial amounts of additional debt, including secured debt, subject to certain limitations, which could exacerbate the risks associated with our existing substantial indebtedness.

Cost of borrowing or interest rate increases may adversely affect our net income and our ability to compete in the marketplace. Decreases in interest rates may also adversely affect our business.

We finance our business through a combination of short-term and long-term debt financings predominantly at fixed rate. As of April 30, 2026, we had $16.4 billion of fixed rate debt and $4.4 billion of floating rate debt outstanding. Further, we have outstanding preferred stock with an aggregate stated amount of $900.0 million that currently pays dividends at a fixed rate, but the dividend rate is subject to reset every five years based on the then current 5-year U.S. Treasury rate, with the dividend rate on our Series B Preferred Stock and Series C Preferred Stock set to reset in June and December 2026, respectively, and based on prevailing interest rates, are expected to reset to higher dividend rates absent redemption.

Any increase in our cost of borrowing directly impacts our net income. A shift in monetary policy in the United States and other countries beginning in 2022 resulted in rapid interest rate increases over a relatively short period of time and rates may remain elevated despite rate cuts in late 2025 by the Federal Reserve Open Market Committee. The Federal Open Market Committee paused its easing cycle in March 2026, and the timing and extent of any further reductions remain uncertain and dependent on evolving inflation, labor market conditions and geopolitical developments.

Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in U.S. Treasury rates and SOFR, as applicable, changes in credit spreads, and the duration of the debt being issued. Increased interest rates prevailing in the market at the time of our incurrence of new debt will also increase our interest expense.

Moreover, if interest rates remain elevated or increase further, we will be unable to immediately offset the negative impact on our net income by increasing lease rates, even if the market were able to bear the increased lease rates. Lease rates are influenced by several factors other than interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment. Our leases are generally for multiple years with fixed lease rates over the life of the lease. Therefore, lags will exist because our lease rates with respect to a particular aircraft cannot generally be increased until the expiration of the lease. Higher interest expense and the need to offset higher borrowing costs by increasing lease rates may ultimately impact our ability to compete with other aircraft leasing companies in the marketplace, especially if those companies have lower cost of funding.

Decreases in interest rates may also adversely affect our business. The U.S. Federal Reserve cut rates in 2025 and may continue to cut rates in 2026 and beyond. Since our fixed rate leases are based, in part, on prevailing interest rates at the time we enter into the lease, if interest rates decrease, new fixed rate leases we enter into may be at lower lease rates and our lease revenue will be adversely affected.

If any of these circumstances occur, our net income and/or our ability to compete in the marketplace may be adversely affected.

Negative changes in our credit ratings may limit our ability to obtain financing or increase our borrowing costs, which may adversely impact our net income and/or our ability to compete in the marketplace.

We are currently subject to periodic review by independent credit rating agencies S&P, Fitch and Kroll, each of which currently maintains an investment grade rating with respect to us, and we may become subject to periodic review by other independent credit rating agencies in the future. Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings and we cannot assure you that these credit ratings will remain in effect or that a rating will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Maintaining our credit ratings depend in part on strong financial results and other factors, including the outlook of the rating agencies on our sector and on the market generally. Ratings are not a recommendation to buy, sell or hold any security, and each agency’s rating should be evaluated independently of any other agency’s rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could increase our borrowing costs and limit our access to the capital markets, which may adversely impact our net income and/or our ability to compete in the marketplace.

Some of our debt agreements contain covenants that impose restrictions on us and our subsidiaries that may limit our flexibility to operate our business.

Some of the agreements governing our indebtedness contain financial and non-financial covenants that impose operating and financial restrictions on our activities. These restrictions include certification to, compliance with or maintenance of certain financial tests and ratios, including certification of net worth and maintenance of interest expense coverage ratios, and limit or prohibit our ability to, among other things: sell assets; incur additional indebtedness; create liens on assets; enter into transactions with affiliates; engage in mergers or consolidations; and change the business conducted by the borrowers and their respective subsidiaries. These restrictions could seriously harm our ability to operate our business by, among other things, limiting our ability to take advantage of financing, amalgamation, merger and acquisition and other corporate opportunities.

In addition, most of our credit facilities require us to comply with certain financial maintenance covenants (measured at the end of each quarter) including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage test. Complying with such covenants may at times necessitate that we forego other opportunities, including incurring additional indebtedness or entering into certain transactions, investments, acquisitions, loans, guarantees or advances. Moreover, our failure to comply with any of these covenants could constitute a default and could accelerate some, if not all, of the indebtedness outstanding under such agreements and could create cross-defaults under other debt agreements, which would have a negative effect on our business and our ability to continue as a going concern. In addition, for our secured debt, if we are unable to repay such indebtedness when due and payable, the lenders under our secured debt could proceed against, among other things, the aircraft or other assets securing such indebtedness. As the result of the existence of these financial and non-financial covenants and our need to comply with them, the flexibility we have to operate our business may be limited.

Our senior unsecured securities will be effectively subordinated to our secured debt to the extent of the value of the assets securing such indebtedness.

Our senior unsecured securities (including our Medium-Term Note Program and the notes issued in connection with the Merger) will be effectively subordinated to our secured indebtedness, to the extent of the value of the assets securing such indebtedness. Holders of our senior unsecured securities may be limited in their ability to control any disposition of assets securing other indebtedness. As of April 30, 2026, the principal amount of our secured indebtedness outstanding was $169.2 million.

Additionally, we expect that we will be able, if we obtain commitments from lenders, to incur significant additional secured debt in the future. As a result of this effective subordination, upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of our bankruptcy, insolvency, liquidation, dissolution or reorganization, the proceeds from the sale of assets securing our secured indebtedness will be available to repay obligations on our senior unsecured securities only after all obligations under the applicable secured debt have been paid in full. As a result, the holders of our senior unsecured securities may receive less, ratably, than the holders of secured debt in the event of our bankruptcy, insolvency, liquidation, dissolution or reorganization.

The limited covenants applicable to our senior unsecured securities may not provide protection against some events or developments that may affect our ability to repay such securities or the trading prices for such securities.

The indentures that govern our senior unsecured securities (including our Medium-Term Note Program and the notes issued in connection with the Merger), among other things, do not:

•require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, do not protect holders of our senior unsecured securities in the event that we experience significant adverse changes in our financial condition or results of operations;
•limit our ability to incur indebtedness, including secured indebtedness (subject to compliance with the liens covenant), that is senior to or equal in right of payment to our senior unsecured securities;
•restrict our ability to repurchase or prepay our senior unsecured securities;
•restrict our ability to make investments; or
•restrict our ability to pay dividends or repurchase or make other payments in respect of our securities ranking junior to our senior unsecured securities.

For these reasons, the limited protection investors are entitled to could have a material negative impact on the value of an investment in our senior unsecured securities.

We may not be able to repurchase our senior unsecured notes upon a Change of Control Repurchase Event or Change of Control Triggering Event.

Our stockholders may have an interest in pursuing a sale, divesture, merger or other disposition of all or part of us that they believe could enhance their equity investments. Upon the occurrence of a Change of Control Repurchase Event or Change of Control Triggering Event (each as defined in the indentures governing our senior unsecured notes), each holder of our senior unsecured notes will have the right to require us to repurchase all or any part of such holder’s notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including the date of repurchase. If we experience a Change of Control Repurchase Event or Change of Control Triggering Event, we cannot assure you that we would have sufficient financial resources available to satisfy our obligations to repurchase the notes. Our failure to repurchase the notes as required under the indenture that governs the notes would result in a default under such indenture, which could result in defaults under instruments governing our other indebtedness, including the acceleration of the payment of any borrowings thereunder, and have material adverse consequences for us and the holders of the notes.

Additionally, under certain of the agreements governing our other indebtedness, a change of control (as defined therein) may constitute an event of default thereunder, but not constitute a Change of Control Repurchase Event or Change of Control Triggering Event with respect to our senior unsecured notes, and may permit the lenders to accelerate the maturity of such indebtedness or may require us to offer to purchase such other indebtedness, often at a premium. In addition, certain important corporate events, such as leveraged recapitalizations, may not, under the indentures governing our senior unsecured notes, constitute a Change of Control Repurchase Event or Change of Control Triggering Event that would require us to repurchase the notes, even though those corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of the notes.

Holders of our senior unsecured securities may not be able to determine when a change of control giving rise to their right to have the notes repurchased has occurred following a sale of “substantially all” of our assets.

A Change of Control Repurchase Event or Change of Control Triggering Event will require us to make an offer to repurchase all of our outstanding senior unsecured securities. One of the circumstances under which a Change of Control, which is a condition to a Change of Control Repurchase Event or Change of Control Triggering Event, may occur is upon the sale or disposition of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law and the interpretation of that phrase will likely depend upon particular facts and circumstances. Accordingly, the ability of a holder of senior unsecured securities to require us to repurchase its notes as a result of a sale of less than all of our assets to another person may be uncertain.

Operational Risks Relating to our Business

We may be unable to generate sufficient returns on our aircraft investments which may have an adverse impact on our net income.

Our financial performance is driven by our ability to acquire strategically attractive commercial aircraft, profitably lease and re-lease them, and finally sell such aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations, and meet our other corporate and contractual obligations. We rely on our ability to negotiate and enter into leases with favorable lease terms and to evaluate the ability of lessees to perform their obligations to us. When our leases expire or our aircraft are returned prior to the date contemplated in the lease, we bear the risk of re-leasing or selling the aircraft. Because our leases are predominantly operating leases, only a portion of an aircraft’s value is recovered by the revenues generated from the lease and we may not be able to realize the aircraft’s residual value after lease expiration. Our ability to profitably purchase, lease, re-lease, sell or otherwise dispose of our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time of purchase, lease and disposition. In addition to factors linked to the aviation industry in general, other factors that may affect our ability to generate adequate returns from our aircraft include the maintenance and operating history of the airframe and engines, the number of operators using the particular type of aircraft, and aircraft age. If we are unable to generate sufficient returns on our aircraft due to any of the above factors within or outside of our control, it may have an adverse impact on our net income.

Failure to complete our planned aircraft sales could affect our net income, credit ratings, and may lead us to use alternative sources of liquidity.

Proceeds from aircraft sales in our owned portfolio help supplement our liquidity position, contribute to our net income and improve our debt-to-equity ratio. Our planned aircraft sales are an important part of our strategy to reduce our leverage following the closing of the Merger. Our inability to complete the sales of such aircraft on the timeline anticipated, or at all, could impact our net income, credit ratings, and may lead us to use alternative sources of liquidity to fund our operations such as additional capital markets issuances or borrowings under our credit facilities.

Our business depends on the ability of aircraft manufacturers to remain financially stable.

The supply of commercial aircraft is dominated by a limited number of airframe and engine manufacturers. As a result, we depend on these manufacturers’ ability to remain financially stable and produce products and related components which meet airlines’ demands and regulatory requirements, which is in turn dependent on a number of factors over which we have little or no control. Those factors include the availability of raw materials and manufactured components, changes in highly exacting performance requirements and product specifications, economic conditions, changes in the regulatory environment, labor relations and negotiations between manufacturers and their respective workforces and quality controls at each manufacturer. For example, recent events, including the Boeing labor strike and the FAA’s increased oversight of Boeing’s quality control procedures and constraints placed on 737 MAX program production have resulted in delivery delays of Boeing aircraft. The ongoing impact from Pratt & Whitney GTF engine manufacturing flaws, which impacts certain of the engines used at Airbus, is resulting in accelerated engine removal and incremental shop visits. There can be no assurance how negatively Boeing’s and Airbus’ financial performance (and the aviation market generally) have been or will be impacted by these events including impacts from greater scrutiny of type certification, with potential retrospective scrutiny.

Should the manufacturers fail to respond appropriately to changes in the market environment (including, but not limited to, certain related supply chain issues), fail to address manufacturing issues (or should new manufacturing issues arise), we may experience:

•reduced demand for a particular manufacturer’s product, which may lead to reduced market lease rates and lower aircraft residual values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet; and
•technical or other difficulties with aircraft or engines that subject aircraft to operating restrictions, groundings or increased maintenance requirements, resulting in a decline in residual value and lease rates of such aircraft and impair our ability to lease or dispose of such aircraft or engines on favorable terms or at all.

Any of these circumstances could have a material adverse effect on our financial condition, cash flow and results of operations.

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

Our fleet has exposure to a decline in customer demand or obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types, including: the introduction of superior aircraft or technology, such as new airframes or engines with higher fuel efficiency; the entrance of new manufacturers which could offer aircraft that are more attractive to our target lessees, including manufacturers of alternative technology aircraft; the advent of alternative transportation technologies which could make travel by air less desirable; government regulations, including those limiting noise and emissions and the age of aircraft operating in a jurisdiction; the costs of operating an aircraft, including maintenance which increases with aircraft age; and compliance with airworthiness directives. Obsolescence of certain aircraft may also trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value guarantees, if we provide such guarantees.

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

As demand for particular aircraft declines, lease rates for that type of aircraft are likely to correspondingly decline, the residual values of that type of aircraft could be negatively impacted, and we may be unable to lease or sell such aircraft on favorable terms, if at all. In addition, the risks associated with a decline in demand for a particular aircraft model or type increase if we have a high concentration of such aircraft.

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

From time to time, aircraft values and lease rates have experienced declines due to a variety of factors outside of our control. These factors may impact the aviation industry as a whole or may be more specific to certain types of aircraft in our fleet. For example, the effects of pandemic related travel restrictions, as well as groundings and aircraft production delays, have each impacted and may continue to impact lease rates or our ability to lease certain aircraft in our fleet. Other factors include, but are not limited to: manufacturer production levels and technological innovation; the number of airlines operating the aircraft; our lessees’ failure to maintain our aircraft; the impact of decisions by the regulatory authority under which the aircraft is operated and any applicable airworthiness directives, service bulletins or other regulatory action that could prevent or limit utilization of the aircraft. As a result of these factors, our earnings and cash flows may be impacted by any decrease in the value of aircraft that we own or acquire or decrease in market rates for leases for these aircraft.

Potential conflicts of interest may arise from SMBC AC’s role as the exclusive servicer of our aircraft leased to non-U.S. airlines.

We have entered into an agreement with SMBC AC to serve as exclusive servicer (in such capacity, the “Servicer”) of our aircraft leased to non-U.S. airlines (the “Servicing Agreement”). Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services for the relevant aircraft within our fleet leased to non-U.S. airlines.

The Servicer also owns, manages and services other aircraft portfolios, including those owned by affiliated or third-party entities and is engaged in a substantially similar line of business as us and our subsidiaries. Accordingly, potential conflicts may arise in allocating personnel, resources, aircraft remarketing efforts, or lease placement opportunities among such portfolios. There can be no assurance that the Servicer will allocate resources or opportunities to our portfolio in a manner which will be fully aligned with our interests. These conflicts may be particularly acute when an aircraft lessee in financial distress needs to return its aircraft or restructure its lease obligations. In these circumstances, the Servicer may be required to decide which assets to accept for return and may favor its or another managed entity’s interest over our interests. Conflicts may also arise when aircraft are being marketed for re-lease or sale at a time when other aircraft owned or managed by the Servicer are similarly being marketed.

While the Servicing Agreement contains provisions to address potential conflicts of interest and also requires the Servicer to act with a prescribed standard of care, there is no guarantee that actions or inactions by the Servicer in connection with the management, marketing, or re-leasing of our aircraft will not adversely affect our cash flow, the value of the aircraft portfolio, or our ability to make timely payments on our senior unsecured securities. In the event of a conflict of interest, we have limited rights to withdraw from the Servicing Agreement and, therefore, we may not be able to terminate the Servicing Agreement. The Servicer may, in some circumstances, withdraw from acting as Servicer with respect to a particular asset and the matter in which the conflict of interest arose in accordance with the Servicing Agreement.

In addition, the Servicer may, in certain circumstances, be incentivized to seek to take actions (or refrain from actions) that preserve its fee income under the Servicing Agreement, which may benefit or prioritize the Servicer or its affiliates rather than us, our subsidiaries or our security holders.

After the Merger, we no longer have orderbooks with the OEMs, which may impact our ability to manage our aircraft portfolio and, if we are unable to attain new and younger aircraft, it may increase our re-leasing risk and residual value risk.

Prior to the Merger, we primarily acquired aircraft directly from aircraft manufacturers (“OEMs”), such as Airbus S.A.S (“Airbus”) and The Boeing Company (“Boeing”). On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired the rights to our outstanding orderbook for undelivered aircraft, which was comprised of 206 aircraft as of March 31, 2026, with delivery dates ranging through 2031, pursuant to the Orderbook Acquisition. As a result of the Orderbook Acquisition, we will need to rely on acquisitions of aircraft through the sale and leaseback market, portfolio acquisitions, strategic M&A acquisitions and acquisition opportunities from SMBC’s orderbook positions with OEMs. Young and liquid aircraft types are generally most in demand with our airline and investor customers. If we are unable to acquire additional aircraft, and in particular younger aircraft, it may adversely impact our ability to manage our portfolio metrics and may increase our re-leasing risk and residual value risk.

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

If we were to record an impairment charge on aircraft, or if we were to dispose of aircraft for a price that is less than its depreciated book value on our balance sheet, it would reduce our total assets and stockholders’ equity and increase our debt-to-equity ratio. For example, during the year ended December 31, 2022, we recognized a net loss from asset write-offs of our interest in owned and managed aircraft detained in Russia as a result of the Russia–Ukraine conflict totaling approximately $771.5 million. Depending on the size of the impairment, a reduction in our stockholders’ equity may negatively impact our assigned credit rating from ratings agencies or our ability to comply with financial maintenance covenants in certain of our agreements governing our indebtedness. If we are unable to comply with financial maintenance covenants, it could result in an event of default under such agreements. For these reasons, our financial results may be impacted.

We have concentrated customer exposure and economic, legal and political risks associated with certain lessees, including adverse events involving the regions in which certain lessees operate may have an adverse effect on our financial condition.

Through our lessees and the countries in which they operate, we are exposed to the specific economic, legal and political conditions and associated risks of those jurisdictions. As of March 31, 2026, we had concentrated customer exposure with our top five lessees by net book value accounting in the aggregate for 29.2% of the total fleet as of March 31, 2026, and we also had approximately 7.6% and 0.8% of our aircraft by net book value on lease to lessees located in Taiwan and China, respectively. The concentration of our aircraft in the regions in which these lessees operate exposes us to economic, legal and political conditions in these regions, as well as changes in government relations between any of these regions and the U.S., including trade disputes and trade barriers. Our customer base is highly diversified, with an average customer concentration and average country concentration of approximately 1.1% and 2.1% of our flight equipment subject to operating leases by net book value as of March 31, 2026, respectively. Risks related to concentrated exposure include economic recessions, financial, public health and political emergencies, burdensome local regulations, trade disputes, and increased risks of requisition of our aircraft and risks of wide-ranging sanctions prohibiting us from leasing flight equipment in certain jurisdictions. An adverse economic, legal or political event in or related to these regions, or deterioration of government relations between the U.S. and these regions, could affect the ability of these lessees to meet their obligations to us, or expose us to various associated legal or political risks, which could have an adverse effect on our financial condition.

We are dependent on the ability of our lessees to perform their payment and other obligations to us under our leases and their failure to do so may materially and adversely affect our financial results and cash flows.

We generate substantially all of our revenue from leases of aircraft to commercial airlines and our financial performance is driven by the ability of our lessees to perform their payment and other obligations to us under our leases. The airline industry is cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand; changes in fuel costs, interest rates, foreign currency, inflation, labor difficulties, including pilot shortages, wage negotiations or other labor actions; increases in other operating costs, such as increased insurance costs, general economic conditions and governmental regulation and associated fees affecting the air transportation business. In recent years, the airline industry has been affected by geopolitical events such as changes in national policy or the imposition of sanctions, including new sanctions, trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics, pandemics and natural disasters; availability of financing, including availability of governmental support; airline financial health may also have an impact. Finally, our lessees may also be affected by aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event for which insurance coverage is excluded or limited.

These factors could cause our lessees to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

In recent years, a majority of our lessees received lease deferrals or other accommodations from us during the COVID-19 pandemic, and we may agree to deferrals, restructurings and terminations in the ordinary course of our business in the future. If a lessee delays, reduces, or fails to make lease payments when due and if we are unable to agree on a lease payment deferral or lease restructuring and we elect to terminate the lease, we may not receive all or any payments still outstanding, and we may be unable to re-lease the aircraft promptly and at favorable rates, if at all. While deferrals generally shift the timing of payments to a later period, restructurings and terminations generally permanently reduce our lease revenue. If we perform a significant number of restructurings and terminations, the associated reduction in lease revenue could materially and adversely affect our financial results and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings may result in lost revenues and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Some of our lessees have defaulted on their lease obligations or filed for bankruptcy or otherwise sought protection from creditors (collectively referred to as “bankruptcy”). As of the date of this filing, we had eight aircraft between two airlines which were subject to various forms of insolvency proceedings, including seven aircraft representing approximately 1% of our flight equipment subject to operating lease by net book value with Spirit Airlines. Based on historical rates of airline defaults and bankruptcies, we expect that we will experience additional lessee defaults and bankruptcies in the ordinary course of our business.

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

In addition, there are certain risks or liabilities that we or our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, insurance coverage is unavailable for claims resulting from dirty bombs, bio-hazardous materials and electromagnetic pulsing. Following the Russia–Ukraine conflict, insurance coverage for claims resulting from acts of terrorism or war are subject to increased coverage limitations and increased premiums.

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

Our or our lessees’ failure to adequately insure our aircraft, or our lessees’ failure to fulfill their indemnity obligations to us, could reduce insurance proceeds otherwise payable to us in certain cases and may result in increased costs and liabilities for our business.

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

We may be unable to realize the anticipated benefits of the Merger, and significant costs have been incurred in connection with the Merger.

The success of the Merger will depend, in part, on our successful merger with the Sumisho Investors’ overall business strategy and the realization of the anticipated benefits, including synergies and operational efficiencies, from the Merger. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and our value may be harmed.

Failure to achieve anticipated benefits could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.

In addition, we have incurred significant costs in connection with the Merger, including a significant amount of transaction fees and other one-time costs related to the closing of the Merger, and additional unanticipated costs may yet be incurred.

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

Air travel has historically been disrupted, sometimes severely, by the occurrence of events outside of our and our lessees control and these disruptions have adversely affected, and may in the future adversely affect, our business and financial condition. For example, the COVID-19 pandemic and related travel restrictions significantly impacted air travel and our results of operations through weaker demand for used aircraft, increased defaults, bankruptcies or reorganizations of our lessees, increased requests for lease deferrals, lower lease rates and delays in delivery of aircraft. Future epidemic diseases and other diseases, or the fear of such events could provoke responses that negatively affect passenger air travel.

Air travel has also been disrupted by the occurrence of natural disasters and other natural phenomena, such as extreme weather conditions, floods, fires, hurricanes, earthquakes, and volcanic eruptions. Disruptions due to natural disasters may become more frequent or severe.

Terrorist attacks, war or hostilities between countries or non-state actors, including the fear of such events may adversely affect our business and financial condition. For example, as a result of the Russia–Ukraine conflict, we recorded a net write-off of our interests in our owned and managed aircraft detained in Russia totaling approximately $771.5 million for the year ended December 31, 2022. In addition, the current conflict in Iran and related military actions throughout the Middle East have caused significant uncertainty, including closure of airspaces, cancellation of flights, increased fuel prices and shipping channel disruptions, particularly in the Strait of Hormuz. Continued hostilities or an escalation of hostilities may adversely impact our business and financial condition, and the aviation industry as a whole.

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

Changes in fuel costs have negatively affected, and may continue to negatively affect, our lessees’ ability to honor the terms of their leases and by extension the demand for our aircraft.

Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental events, and currency exchange rates. The cost of fuel represents a major expense to airlines that is not within their control. Significant increases in fuel costs or ineffective hedges can adversely affect their operating results. For example, the ongoing conflict with Iran has contributed to a substantial increase in global fuel costs, which has and may continue to adversely affect airline operating results.

Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets increased fuel costs. In addition, they may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. Airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices if such airlines are required as a result to post cash collateral under hedge agreements. As a result of the ongoing conflict with Iran and the resulting fuel price increases, certain of our lessees have incurred higher costs and generated lower revenues, which has affected and may continue to affect their ability to meet their obligations to us. Furthermore, geopolitical instability in the region may cause continued volatility and sustained elevated fuel prices for the foreseeable future. A sustained period of lower fuel costs may also adversely affect regional economies in which certain of our lessees operate or demand for fuel-efficient aircraft. Changes in fuel costs have also negatively affected, and may continue to negatively affect, our lessees and demand for our aircraft, and we have experienced, and may continue to experience, lost revenues and reduced net income as a result.

Inflationary pressure may have a negative impact on our financial results, including by diminishing the value of our leases.

After a sustained period of relatively low inflation rates, current rates of inflation are above long-term targets in the United States, the European Union, the United Kingdom and other countries. High rates of inflation (including as a result of geopolitical conflicts such as the current conflict in the Middle East) may have a number of adverse effects on our business. Inflation may increase the costs of goods, services and labor used in our operations, thereby increasing our expenses. In addition, inflation has also contributed to the increase in market values for aircraft including older generation aircraft. Because the majority of our income is derived from leases with fixed rates of payment, high rates of inflation will cause a greater decrease in the value of those payments than had the rates of inflation remained lower. In addition, because our leases are generally for multi-year periods, there has been a lag in our ability to adjust the lease rates for a particular aircraft for corresponding increases in interest rates. High rates of inflation may also lead policymakers to attempt to decrease demand or to adopt higher interest rates to combat inflationary pressures, which could increase our exposure to the risks detailed in “—Cost of borrowing or interest rate increases may adversely affect our net income and our ability to compete in the marketplace. Decreases in interest rates may also adversely affect our business.” Our suppliers and lessees may also be subject to material adverse effects as a result of high rates of inflation, including as a result of the impact on their financial conditions, changes in demand patterns, price volatility, and supply chain disruption.

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

Tariffs can also impact our ability to place and deliver aircraft. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs including the costs associated with the importation of the aircraft. As a result, increased tariffs will result in a higher cost for imported aircraft that our lessees may not be willing to assume and which could adversely impact demand for aircraft, creating an oversupply of aircraft and potentially placing downward pressure on lease rates and aircraft market values. Tariffs could also increase our costs for aircraft components that we purchase. For example, in October 2019, the U.S. announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft which was raised to 15% in March 2020. In November 2020, the E.U. announced a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. In June 2021, the U.S. and E.U. temporarily suspended all retaliatory tariffs related to new aircraft imports for five years. In February 2025, the U.S. announced a 25% tariff on certain imports from Mexico and Canada, and 10% tariffs on imports from China and has swiftly imposed tariffs targeting imports from multiple countries. These actions resulted in retaliatory tariffs by Mexico, Canada and China, among others. The extent and duration of the tariffs are uncertain and the impact on our business depends on various factors, such as negotiations between the U.S., Canada and Mexico and other affected countries and exemptions or exclusions that may be granted. The imposition of these tariffs and the related uncertainty caused by the rapidity with which they are altered or halted and the impact of judicial review of the constitutionality of their imposition could have a material adverse effect on international trade, the United States’ economy, the global economy and the commercial aviation industry. The presence of these tariffs—and the heightened potential for further escalation or retaliatory measures by affected nations—introduces additional uncertainty into global aircraft markets.

We cannot predict what further actions may ultimately be taken with respect to export controls, tariffs or trade relations between the U.S. and other countries. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of aircraft components, delay production, impact the competitive position of certain aircraft manufacturers or prevent aircraft manufacturers from being able to sell aircraft in certain countries. In turn, this may impact where we can place and deliver our aircraft which may negatively impact our ability to execute on our long-term strategy.

We are subject to the economic and political risks associated with doing business around the world, including in emerging markets, which may expose our business to heightened risks and negatively impact our earnings and cash flows.

The emerging market countries in which we operate could face economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of unexpected taxes or other charges by government authorities. This can result in economic and political instability which could negatively affect the ability of our lessees to meet their lease obligations leading to higher default rates, which could cause us to record asset write-offs. For example, during the year ended December 31, 2022, we recognized a net loss from asset-write-offs of our interests in owned and managed aircraft detained in Russia as a result of the Russia–Ukraine conflict totaling approximately $771.5 million. We also may experience challenges in leasing or re-leasing aircraft in markets experiencing economic instability. In addition, legal systems in markets in which we operate may have different liability standards, which could make it more difficult for us to enforce our legal rights in such countries, while legal systems in emerging market countries may be less developed and less predictable. Doing business in countries around the world, including in emerging markets, has exposed, and may continue to expose, us to heightened risks and negatively impact our earnings and cash flows.

The appreciation of the U.S. dollar could negatively impact our lessees’ ability to honor the terms of their leases, which are generally denominated in U.S. dollars, and may result in lost revenues and reduced net income.

Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel expenses. For the three months ended March 31, 2026, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency is U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Regulatory, Tax and Legal Risks Relating to our Business

Income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.

We operate in multiple jurisdictions, the income and other tax regimes of which may be unsettled and subject to change. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, because our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in such states or foreign jurisdictions, which may result in our being subject to various foreign, state and local taxes in such jurisdictions. Further, any changes in tax laws in any of the jurisdictions in which we are subject to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate. To the extent any such changes occur within the United States, whether under U.S. federal, state or local tax law, we may be disproportionately impacted as compared to our competitor aircraft lessors. For example, certain provisions of the Tax Cuts and Jobs Act that phased into effect in 2022 limit our ability to deduct interest expense from taxable income in future financial statements. Also, the Inflation Reduction Act of 2022 added, among other things, a 15% minimum tax on the adjusted financial statement income of certain large corporations, which was subsequently refined in 2025 as a result of guidance issued by the U.S. Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury. Further, our tax obligations and effective tax rate could increase as a result of international tax developments, including the implementation of the base erosion and profit shifting project that was led by the Organization for Economic Cooperation and Development (“OECD”), a coalition of member countries. The OECD recommended changes to numerous long-standing tax principles, including the implementation of a minimum global effective tax rate of 15%. A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of these rules. Conversely, other countries such as the United States have taken action against integrating these rules, with the Trump Administration issuing an executive order on January 20, 2025 declaring that the OECD/G20 inclusive framework on Base Erosion and Profit Shifting had no force or effect in the U.S. absent congressional action, and directing the U.S. Department of the Treasury to (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of G7 countries announced a Side by Side (“SbS”) agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting, with the OECD publishing administrative guidance with respect to this on January 5, 2026 (the “Administrative Guidance”). While the Administrative Guidance has approved the U.S. tax system as a “Qualified SbS Jurisdiction” (such that, for fiscal years commencing on or after January 1, 2026, U.S.-headquartered multinational enterprises may elect for the SbS safe harbor, which effectively deems the top-up tax for a jurisdiction to be zero for the purposes of the “income inclusion rules” and “under taxed profits rules”), we cannot predict whether or when such agreement will be brought into force, and whether the United States will adopt any other protective measures, including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to Pillar One or Pillar Two, in response to the executive order, the agreement in principle (including the Administrative Guidance) described above, or otherwise. We continue to monitor developments and evaluate the impacts of these new rules (such as the One Big Beautiful Bill Act, which was signed into law on July 4, 2025), including on our effective tax rates and our eligibility to qualify for transition and safe harbor rules. It is possible that these changes, or other tax law changes or interpretations, could increase our compliance costs or future tax liabilities, or otherwise adversely affect our financial results.

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

The airline industry has come under scrutiny by the press, public and investors regarding environmental impacts of air travel. If such scrutiny results in reduced air travel, it may negatively affect demand for our aircraft, lessees’ ability to make lease payments and reduce the value we receive for our aircraft upon sale. In addition, increased focus on the environmental impact of air travel has led to the emergence of numerous sustainability initiatives, including the development of sustainable aviation fuel, and electric and hydrogen powered aircraft. While these sustainability initiatives are in the early stages of development, if alternative aircraft technology develops to the point of commercial viability and become widely accepted, we could be required to incur increased costs and significant capital investments to transition to such technology.

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

We terminated our leasing activities and wrote-off our interests in owned and managed aircraft detained in Russia during 2022 due to the Russian–Ukraine conflict and related sanctions, which may continue to impact our business, the business of our airline customers and global macroeconomic conditions. Some of our customers are impacted by closures of Russian and Ukrainian airspace, instability in fuel and energy prices, and disruptions of the global supply chain. Ongoing airspace closures require certain of our airline customers to re-route flights to avoid such airspace which has resulted in increased flight times and fuel costs. In addition, escalating tensions involving Iran and other countries in the Middle East could result in broader regional conflict, airspace disruptions or other disruptions. Any of these factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments which in turn could impact our financial results.

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

Judgments obtained in a court of the United States may not be enforceable in Ireland and it may be difficult to serve process.

Certain of our directors and officers are non‑residents of the United States. All or a substantial portion of the assets of such non‑resident persons are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons, or to enforce against them in U.S. courts judgments obtained in such courts predicated upon the civil liability provisions of the federal securities laws of the United States.

The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland. A judgment of the U.S. courts will be enforced by the Irish courts if the following general requirements are met: (i) the procedural rules of the U.S. court must have been observed and the U.S. court must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule); and (ii) the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it. A judgment can be final and conclusive even if it is subject to appeal or even if an appeal is pending. Where however, the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that, in the meantime, the judgment should not be actionable in Ireland. It remains to be determined whether final judgment given in default of appearance is final and conclusive. However, the Irish courts may refuse to enforce a judgment of the U.S. courts which meets the above requirements for one of the following reasons: (a) if the judgment is not for a definite sum of money; (b) if the judgment was obtained by fraud; (c) if the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice; (d) if the judgment is contrary to Irish public policy or involves certain United States laws which will not be enforced in Ireland; (e) the judgment is inconsistent with a judgment of the Irish courts in respect of the same matter; or (f) if jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service in Ireland or outside Ireland under Order 11 of the Superior Courts Rules.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 1, 2025, by and among Air Lease Corporation, Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company) and Takeoff Merger Sub Inc.	8-K	001-35121	2.1	September 2, 2025
3.1	Amended and Restated Certificate of Incorporation of Sumisho Air Lease Corporation	8-K	001-35121	3.1	April 8, 2026
3.2	Fifth Amended and Restated Bylaws of Sumisho Air Lease Corporation	8-K	001-35121	3.2	April 8, 2026
4.1	Indenture, dated as of March 24, 2026, by and between Takeoff Merger Sub Inc. and Computershare Trust Company, N.A.	8-K	001-35121	4.1	April 8, 2026
4.2	Registration Rights Agreement, dated as of March 24, 2026, by and among Takeoff Merger Sub Inc., SMBC Nikko Securities America, Inc., Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC.	8-K	001-35121	4.2	April 8, 2026
4.3	Form of Rule 144A Initial Note (2028 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.4	Form of Regulation S Initial Note (2028 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.5	Form of Rule 144A Initial Note (2029 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.6	Form of Regulation S Initial Note (2029 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.7	Form of Rule 144A Initial Note (2031 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.8	Form of Regulation S Initial Note (2031 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.9	Form of Rule 144A Initial Note (2036 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.10	Form of Regulation S Initial Note (2036 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.11	Certain instruments defining the rights of holders of long-term debt of Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sumisho Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1†	Servicing Agreement, dated as of April 8, 2026, by and among SMBC Aviation Capital Limited, Sumisho Air Lease Corporation DAC and Sumisho Air Lease Corporation				Filed herewith
10.2§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan Cash Awards (Time-Based Vesting).				Filed herewith
10.3§	Sumisho Air Lease Corporation Annual 2026 Cash Bonus Plan.	8-K	001-35121	10.1	April 17, 2026
10.4†	First Amendment to Term Loan Credit Agreement, dated as of March 25, 2026, by and among Sumisho Air Lease Finance Corporation, Takeoff Merger Sub Inc., Sumitomo Mitsui Banking Corporation and the lenders party thereto.	8-K	001-35121	10.3	April 8, 2026

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5†	First Amendment to Revolving Credit Agreement, dated as of March 25, 2026, by and among Sumisho Air Lease Finance Corporation, Takeoff Merger Sub Inc., Sumitomo Mitsui Banking Corporation and the lenders party thereto.	8-K	001-35121	10.4	April 8, 2026
10.6	Form Indemnification Agreement	8-K	001-35121	10.5	April 8, 2026
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	The cover page from Sumisho Air Lease Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101
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

SUMISHO AIR LEASE CORPORATION

May 7, 2026	/s/ Noriyuki Hiruta
Noriyuki Hiruta
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

May 7, 2026	/s/ Sabrina Lemmens
Sabrina Lemmens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)