Form 10-Q
period 2026-06-30
SUMISHO AIR LEASE CORP
filed 2026-08-10
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At August 7, 2026, there were 200 shares of Sumisho Air Lease Corporation’s Class C common stock outstanding.

Sumisho Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended June 30, 2026

		Page
Note About Forward-Looking Statements		4
	PART I—FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets—June 30, 2026 and December 31, 2025 (unaudited)	6
	Consolidated Statements of Operations and Other Comprehensive Income—Successor Period from April 8, 2026 through June 30, 2026; Predecessor Periods from April 1, 2026 through April 7, 2026 and January 1, 2026 through April 7, 2026 and Three and Six Months Ended June 30, 2025 (unaudited)	7
	Consolidated Statements of Stockholders’ Equity—Successor Period from April 8, 2026 through June 30, 2026; Predecessor Periods from April 1, 2026 through April 7, 2026 and January 1, 2026 through April 7, 2026 and Three and Six Months Ended June 30, 2025 (unaudited)	8
	Consolidated Statements of Cash Flows—Successor Period from April 8, 2026 through June 30, 2026; Predecessor Periods from April 1, 2026 through April 7, 2026 and Six Months Ended June 30, 2025	10
	Notes to Consolidated Financial Statements (unaudited)	12
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4	Controls and Procedures	56
	PART II—OTHER INFORMATION
Item 1	Legal Proceedings	56
Item 1A	Risk Factors	58
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3	Defaults Upon Senior Securities	58
Item 4	Mine Safety Disclosures	58
Item 5	Other Information	58
Item 6	Exhibits	59
	Signatures	61

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
•changes in our cost of borrowing or interest rate increases may adversely affect our net income and our ability to compete in the marketplace;
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
•failure to complete our planned aircraft sales could affect our net income and credit ratings may lead us to use alternative sources of liquidity;
•if our aircraft become obsolete or experience a decline in customer demand, our ability to lease and sell those aircraft and our results of operations may be negatively impacted and may result in impairment charges;
•potential conflicts of interest may arise from SMBC AC’s role as the exclusive servicer of our aircraft leased to non-U.S. airlines;
•after the Merger, we no longer have an OEM orderbook, which may impact our ability to manage our aircraft portfolio and, if we are unable to obtain new and younger aircraft, it may increase our re-leasing risk and residual value risk;
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
•our lessees may fail to adequately insure our aircraft or fulfill their indemnity obligations, or we may not be able to adequately insure our aircraft or insurers may not fulfill their policy obligations, which may result in increased costs and liabilities;
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and

•any additional factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share and par value amounts)

	Successor	Predecessor
	June 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$368,606	$466,410
Restricted cash	2,027	3,540
Flight equipment subject to operating leases	24,076,889	35,880,458
Less accumulated depreciation	(195,686)	(6,826,828)
	23,881,203	29,053,630
Net investment in sales-type leases	331,124	460,806
Deposits on flight equipment purchases	—	1,052,141
Flight equipment held for sale	5,113,570	529,016
Other assets	813,518	1,318,150
Total assets	$30,510,048	$32,883,693
Liabilities and Stockholders’ Equity
Accrued interest and other payables	$817,846	$1,012,345
Debt financing, net of discounts and issuance costs	19,996,779	19,730,129
Security deposits on flight equipment leases	403,233	622,556
Maintenance reserves on flight equipment leases	1,688,657	1,477,046
Rentals received in advance	128,670	143,631
Deferred tax liability	1,355,995	1,425,230
Total liabilities	$24,391,180	$24,410,937
Stockholders’ Equity
Preferred Stock, $0.01 par value; 1,000,000 shares and 50,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 900,000 (aggregate liquidation preference of $900,000) shares issued and outstanding at June 30, 2026 and December 31, 2025.	$9	$9
Class A common stock, $0.01 par value; no shares and 500,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding (Successor) at June 30, 2026 and 112,035,408 shares issued and outstanding (Predecessor) at December 31, 2025.	—	1,120
Class B Non-Voting common stock, $0.01 par value; no shares and 10,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; no shares issued or outstanding at June 30, 2026 and December 31, 2025.	—	—
Class C common stock, $0.01 par value; 1,000 shares authorized and no shares authorized at June 30, 2026 and December 31, 2025, respectively; 200 shares issued and outstanding (Successor) at June 30, 2026 and no shares issued and outstanding (Predecessor) at December 31, 2025.	—	—
Paid-in capital	6,243,960	3,383,414
(Accumulated deficit)/Retained earnings	(141,007)	5,092,929
Accumulated other comprehensive income/(loss)	15,906	(4,716)
Total stockholders’ equity	$6,118,868	$8,472,756
Total liabilities and stockholders’ equity	$30,510,048	$32,883,693
(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (unaudited)
(In thousands, except share and per share amounts)

	Successor	Predecessor
	Period from April 8 - June 30,	Period from April 1 - April 7,	Three Months Ended June 30,	Period from January 1 - April 7,	Six Months Ended June 30,
	2026	2026	2025	2026	2025

Revenues and other income
Rental of flight equipment revenue
Lease rentals	$556,216	$51,147	$647,661	$717,822	$1,284,893
Maintenance rentals and other receipts	2,739	914	31,048	8,155	39,185
Total rental of flight equipment revenue	558,955	52,061	678,709	725,977	1,324,078
Gain on aircraft sales and trading and other income	16,317	13,743	52,987	79,050	145,900
Total revenues and other income	575,272	65,804	731,696	805,027	1,469,978

Expenses
Interest	215,231	16,112	209,087	217,956	417,661
Amortization of debt discounts and issuance costs	3,386	937	13,217	13,345	27,212
Amortization of fair value adjustments	30,596	—	—	—	—
Interest expense	249,213	17,049	222,304	231,301	444,873
Depreciation of flight equipment	195,906	23,953	304,288	333,736	603,307
Recoveries of Russian fleet write-off	—	—	(344,002)	—	(675,940)
Selling, general and administrative	105,927	4,261	49,851	64,452	109,199
Servicing fees	6,935	—	—	—	—
Stock-based compensation expense	26,299	309	12,674	5,405	30,290
Total expenses	584,280	45,572	245,115	634,894	511,729
(Loss) Income before taxes	(9,008)	20,232	486,581	170,133	958,249
Income tax benefit/(expense)	1,314	5,732	(101,414)	(18,274)	(197,249)
Net (loss)/income	$(7,694)	$25,964	$385,167	$151,859	$761,000
Preferred stock dividends	(11,081)	—	(11,081)	(11,081)	(22,163)
Net (loss)/income attributable to common stockholders	$(18,775)	$25,964	$374,086	$140,778	$738,837

Other comprehensive income/(loss):
Unrealized gain/(loss) on foreign currency derivatives	$24,660	$(4,171)	$(94,267)	$16,618	$(121,968)
Change in fair value of hedged transactions	(4,424)	2,543	90,331	(21,918)	101,557
Total tax (expense)/benefit on other comprehensive income	(4,330)	348	842	1,134	4,367
Other comprehensive income/(loss), net of tax	15,906	(1,280)	(3,094)	(4,166)	(16,044)
Total comprehensive (loss)/income attributable to common stockholders	$(2,869)	$24,684	$370,992	$136,612	$722,793

Earnings per share of common stock:
Basic	n/a	$0.23	$3.35	$1.26	$6.62
Diluted	n/a	$0.23	$3.33	$1.25	$6.59
Weighted-average shares of common stock outstanding
Basic	n/a	112,145,295	111,762,758	111,951,258	111,656,919
Diluted	n/a	112,516,109	112,233,226	112,487,889	112,191,471
(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock		Class C Common Stock				Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2025 (Predecessor)	900,000	$9	112,035,408	$1,120	—	$—	—	$—	$3,383,414	$5,092,929	$(4,716)	$8,472,756
Issuance of common stock upon vesting of restricted stock units	—	—	628,526	6	—	—	—	—	(4)	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,096	—	—	5,096
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	—	—	(24,731)	—	(24,731)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(2,886)	(2,886)
Tax withholdings on stock based-compensation	—	—	(248,263)	(2)	—	—	—	—	(15,952)	—	—	(15,954)
Net income	—	—	—	—	—	—	—	—	—	125,896	—	125,896
Balance at March 31, 2026 (Predecessor)	900,000	$9	112,415,671	$1,124	—	$—	—	$—	$3,372,554	$5,183,013	$(7,602)	$8,549,098
Stock-based compensation expense	—	—	—	—	—	—	—	—	309	—	—	309
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(1,280)	(1,280)
Net income	—	—	—	—	—	—	—	—	—	25,964	—	25,964
Balance at April 7, 2026 (Predecessor)	900,000	$9	112,415,671	$1,124	—	$—	—	$—	$3,372,863	$5,208,977	$(8,882)	$8,574,091
Merger and acquisition accounting adjustments	—	—	(112,415,671)	(1,124)	—	—	—	—	2,871,097	(5,208,977)	8,882	(2,330,122)
Buyer transaction costs	—	—	—	—	—	—	—	—	—	(122,232)	—	(122,232)
Issuance of Successor common stock	—	—	—	—	—	—	200	—	—	—	—	—
Balance at April 8, 2026 - (Successor)	900,000	$9	—	$—	—	$—	200	$—	$6,243,960	$(122,232)	$—	$6,121,737
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	—	—	15,906	15,906
Net loss	—	—	—	—	—	—	—	—	—	(7,694)	—	(7,694)
Balance at June 30, 2026- (Successor)	900,000	$9	—	$—	—	$—	200	$—	$6,243,960	$(141,007)	$15,906	$6,118,868

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(Predecessor)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
Issuance of common stock upon vesting of restricted stock units	—	—	644,380	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	17,616	—	—	17,616
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,587)	—	(24,587)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(12,950)	(12,950)
Tax withholdings on stock based-compensation	—	—	(262,129)	(2)	—	—	(12,275)	—	—	(12,277)
Net income	—	—	—	—	—	—	—	375,832	—	375,832
Balance at March 31, 2025	900,000	$9	111,759,135	$1,118	—	$—	$3,370,053	$4,487,382	$6,623	$7,865,185
Issuance of common stock upon vesting of restricted stock units	—	—	19,060	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	12,674	—	—	12,674
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,588)	—	(24,588)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,094)	(3,094)
Tax withholdings on stock based-compensation	—	—	(13,163)	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	—	—	—	385,167	—	385,167
Balance at June 30, 2025	900,000	$9	111,765,032	$1,118	—	$—	$3,382,695	$4,836,880	$3,529	$8,224,231

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Successor	Predecessor
	Period from April 8 - June 30,	Period from January 1 - April 7,	Six Months Ended June 30,
	2026	2026	2025

Operating Activities
Net (loss)/income	$(7,694)	$151,859	$761,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	195,906	333,736	603,307
Recoveries of Russian fleet write-off	—	—	(675,940)
Stock-based compensation expense	—	5,405	30,290
Deferred taxes	(20,701)	19,055	196,546
Amortization of prepaid lease costs and lease intangibles	915	22,717	45,444
Amortization of discounts and debt issuance costs and fair value adjustments	33,982	13,345	27,212
Foreign currency remeasurement (gain)/loss on sales-type leases	4,985	2,392	(20,630)
Gain on aircraft sales, trading and other activity	(3,692)	(66,478)	(89,164)
Changes in operating assets and liabilities:
Other assets	(167,213)	42,422	36,527
Accrued interest and other payables	89,867	(20,594)	(50,026)
Rentals received in advance	8,030	(22,991)	(2,609)
Net cash provided by operating activities	134,385	480,868	861,957
Investing Activities
Acquisition of a business	(11,138,440)	—	—
Proceeds from orderbook transfer	1,461,079	—	—
Acquisition of flight equipment	—	(609,308)	(1,203,893)
Payments for deposits on flight equipment purchases	—	(240,996)	(736,721)
Proceeds from aircraft sales, trading and other activity	282,786	293,703	475,937
Proceeds from settlement of insurance claims	—	—	611,728
Acquisition of aircraft furnishings, equipment and other assets	(15,844)	(61,736)	(119,419)
Net cash used in investing activities	(9,410,419)	(618,337)	(972,368)
Financing Activities
Merger-related distribution to Parent	(44,112)	—	—
Equity contributions from investors	5,404,613	—	—
Buyer transaction costs	(120,534)	—	—
Cash dividends paid on Class A common stock	—	(49,319)	(49,090)
Cash dividends paid on preferred stock	(11,081)	(11,081)	(22,163)
Tax withholdings on stock-based compensation	—	(15,952)	(12,302)
Net change in unsecured revolving facilities	850,000	2,700,000	230,000
Net change in commercial paper balance	(510,000)	(851,400)	936,000
Proceeds from debt financings	4,965,965	100,000	433,074
Payments in reduction of debt financings	(1,385,124)	(1,861,354)	(1,633,343)
Debt issuance costs	(37,689)	(49)	(4,490)
Security deposits and maintenance reserve receipts	83,511	124,815	226,887
Security deposits and maintenance reserve disbursements	(1,810)	(15,213)	(11,264)
Net cash provided by financing activities	9,193,739	120,447	93,309
Net decrease in cash	(82,295)	(17,022)	(17,102)
Cash, cash equivalents and restricted cash at beginning of period	452,928	469,950	476,104
Cash, cash equivalents and restricted cash at end of period	$370,633	$452,928	$459,002

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Successor	Predecessor
	Period from April 8 - June 30,	Period from January 1 - April 7,	Six Months Ended June 30,
	2026	2026	2025
	(unaudited)	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $12,210 and $19,409 for the period from January 1, 2026 through April 7, 2026 and the six months ended June 30, 2025, respectively	$173,679	$252,781	$474,743
Cash paid for income taxes	$248,415	$2,143	$2,209
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$116	$234,843	$495,801
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$4,534,982	$628,925	$140,253
Transfer of flight equipment to investment in sales-type lease	$—	$21,674	$33,778
Cash dividends declared on Class A common stock, not yet paid	$—	$—	$24,588

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Sumisho Air Lease Corporation (the “Company”, “SAL”, “we”, “our” or “us”), formerly known as Air Lease Corporation, is one of the largest aircraft leasing companies in the world, with an owned fleet comprised of 488 aircraft as of June 30, 2026. The net book value of flight equipment subject to operating leases was $23.9 billion as of June 30, 2026.

On April 8, 2026 (the “Effective Time”), Air Lease Corporation (the “Acquiree”), a Delaware corporation, completed the previously announced merger (the “Merger”) of Takeoff Merger Sub Inc., a Delaware corporation (the “Acquirer” or “Merger Sub”), with and into Air Lease Corporation, with Air Lease Corporation surviving the Merger as an indirect subsidiary of Sumisho Air Lease Corporation Designated Activity Company, an Irish private limited company (“Parent” or “Sumisho Air Lease DAC”). Air Lease Corporation was renamed Sumisho Air Lease Corporation at the Effective Time. Parent is a holding company established in connection with the Merger and is jointly owned, directly or indirectly, by Sumitomo Corporation, a Japanese corporation (“Sumitomo”), SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland (“SMBC AC”), investment vehicles affiliated with Apollo managed funds (“Apollo”), and Brookfield (“Brookfield”). After the consummation of the Merger, Sumitomo indirectly holds approximately 47.505%, SMBC AC indirectly holds approximately 4.99%, Apollo indirectly holds approximately 23.7525% and Brookfield indirectly holds approximately 23.7525% of the outstanding voting power of the Company.

The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of September 1, 2025 (the “Merger Agreement”), by and among Air Lease Corporation, Parent, and Merger Sub. Refer to Note 3, Merger Transaction and Purchase Accounting for further discussion.

Note 2. Basis of Preparation and Critical Accounting Policies

In connection with the closing of the Merger, the Company elected to apply the acquisition method of accounting. Accordingly, the purchase price of the Merger has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the Effective Time in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company engaged a third-party valuation firm to assist in determination of the fair values of tangible and intangible assets acquired. As used herein, the term “Predecessor” refers to the financial position and results of operations of the Company prior to the Effective Time. The term “Successor” refers to the financial position and results of operations of the Company on or after the Effective Time. Due to the application of the acquisition method of accounting, the results of operations, financial position and cash flows of the Company are not comparable between the Successor and Predecessor periods.

The Company consolidates financial statements of all entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity in which the Company has a controlling financial interest and for which it is the primary beneficiary. All material intercompany balances are eliminated in consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, except as modified by the adoption of the new basis of accounting at the Effective Time resulting from the Merger and the new policies described below within Note 3, Merger Transaction and Purchase Accounting.

The accompanying unaudited Consolidated Financial Statements include all adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2026, and for all periods presented. The results of operations for the Successor period from April 8, 2026 through June 30, 2026 and the Predecessor periods from April 1, 2026 through April 7, 2026 and January 1, 2026 through April 7, 2026 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2025.

Rental of flight equipment revenue

The Company leases flight equipment principally under operating leases and reports rental income ratably over the life of each lease. Rentals received, but unearned, under the lease agreements are recorded in Rentals received in advance on the Company’s Consolidated Balance Sheets until earned. The difference between the rental income recorded and the cash received under the

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provisions of the lease is included in Lease receivables, as a component of Other assets on the Company’s Consolidated Balance Sheets. An allowance for doubtful accounts will be recognized for past-due rentals based on management’s assessment of collectability. Management monitors all lessees with past due lease payments and discusses relevant operational and financial issues facing those lessees in order to determine an appropriate allowance for doubtful accounts. In addition, if collection is not reasonably assured, the Company will not recognize rental income for amounts due under the Company’s lease contracts and will recognize revenue for such lessees on a cash basis.

All of the Company’s lease agreements are triple net leases whereby the lessee is responsible for all taxes, insurance, and aircraft maintenance. In the future, we may incur repair and maintenance expenses for off-lease aircraft. We recognize repair and maintenance expense in our Consolidated Statements of Operations for all such expenditures. In many operating lease contracts, the lessee is obligated to make periodic payments, which are calculated with reference to the utilization of the airframe, engines, and other major life-limited components during the lease. In these leases, we will make a payment to the lessee to compensate the lessee for the cost of the qualifying maintenance event incurred, up to the maximum of the amount of Maintenance Reserves payment made by the lessee during the lease term, net of previous reimbursements. These payments are made upon the lessee’s presentation of invoices evidencing the completion of such qualifying maintenance event.

Any Maintenance Reserves or end of lease payments collected that were not reimbursed to the lessee during the term of the lease for a qualifying maintenance event are recognized as rental revenues at the end of the lease. Leases that contain provisions which require us to pay a portion of a lessee’s major maintenance based on the usage of the aircraft and major life-limited components that were incurred prior to the current lease are recorded as lease incentives based on estimated payments we expect to pay the lessee. These lease incentives are amortized as a reduction of rental revenues over the term of the lease.

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

The Company’s management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, potential for alternative use of aircraft and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. In the event that an aircraft does not meet the recoverability test and the aircraft’s carrying amount falls below estimated values from third-party industry sources,

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the aircraft will be recorded at fair value in accordance with the Company’s Fair Value Policy, resulting in an impairment charge. For more information on the Company’s Fair Value Policy, see Note 1 “Basis of Preparation and Summary of Significant Accounting Policies” included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In connection with the Merger, the Company performed an analysis of its flight equipment subject to operating leases as of the Effective Time. We determined the fair value of the flight equipment subject to operating lease by obtaining independent appraisals, representing the current market value of the aircraft, adjusted for any lease end maintenance exposure resulting from lease agreement. The fair value at the Effective time is the cost basis for the flight equipment subject to operating leases.

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

In connection with the Merger, the Company performed an analysis of its flight equipment subject to operating lease as of the Effective time. We determined the fair value of maintenance right asset by comparing maintenance utility at closing to (i) maintenance utility at lease expiry plus (ii) net maintenance-related cash flows, including reserves and EOL compensation. The resulting amount was discounted to present value using a base discount rate determined by management.

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

When the Company has recorded maintenance right assets with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to the Company by the lessee, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent the improvement is substantiated and deemed to meet the Company’s capitalization policy; (ii) the lessee pays the Company cash compensation at lease expiry in excess of the value of the maintenance right asset, the maintenance right asset is relieved, and any excess is recognized as end of lease income; or (iii) the lessee pays the Company cash compensation at lease expiry that is less than the value of the maintenance right asset, the cash is applied to the maintenance right asset, and the balance of such asset is relieved and recorded as an aircraft improvement to the extent the improvement is substantiated and meets the Company’s capitalization policy. Any aircraft improvement will be depreciated over the remaining useful life of the aircraft in accordance with the Company’s depreciation policy and included in Depreciation of flight equipment on the Company’s Consolidated Statements of Operations.

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii) MR Leases

Under MR Leases, the lessee is required to make periodic payments to us for maintenance based upon planned usage of the aircraft. When a qualifying maintenance event occurs during the lease term, the Company is required to reimburse the lessee for the costs associated with such an event. At the end of lease, the Company is entitled to retain any cash receipts in excess of the required reimbursements to the lessee.

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

As of June 30, 2026 and December 31, 2025, the Company had maintenance right assets of $4.2 billion and $14.7 million, respectively. As of June 30, 2026 and December 31, 2025, there were no maintenance right liabilities for MR Leases. Maintenance right assets are included under Flight equipment subject to operating leases in our Consolidated Balance Sheets.

Lease intangibles, net

Lease intangible, net is stated at fair value at the time of acquisition less accumulated amortization. We determined the fair value of the lease premium based on the present value of the expected cash flows calculated as the difference between the contractual lease payments, adjusted for lessee credit risk, and the lease payments that the aircraft could generate over the remaining lease term based on current market rates. Lease intangibles, net are amortized over the remaining life of each respective lease as a reduction to rental revenue in our Consolidated Statements of Operations. Lease intangibles, net are included in Other Assets on the Consolidated Balance Sheets.

Flight equipment held for sale

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under Generally Accepted Accounting Principles (“GAAP”) to classify aircraft as flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell, which includes contractual purchase price adjustments, such as, daily rental and other transaction specific adjustments through the expected closing of the sale. At the time aircraft are classified as flight equipment held for sale, depreciation expense is no longer recognized.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 3. Merger Transaction and Purchase Accounting

As discussed in Note 1, Company Background and Overview, on April 8, 2026, the Company completed the Merger with Takeoff Merger Sub Inc., resulting in the Company becoming an indirect subsidiary of Sumisho Air Lease Corporation DAC. The Merger was accounted for as a business combination, and the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.

The Merger was accounted for under the acquisition method of accounting in accordance with ASC 805, with Merger Sub as the accounting acquirer and Air Lease Corporation as the accounting acquiree and as the surviving entity. At the Effective Time, each share of the Class A Common Stock of the Acquiree, par value $0.01 per share (the “Class A Common Stock”), issued and outstanding immediately prior to the Effective Time, other than shares that were canceled or converted into shares of SAL pursuant to the Merger Agreement, was converted into the right to receive $65.00 per share of the Class A Common Stock, in cash, without interest and less any required withholding taxes (the “Merger Consideration”). The aggregate purchase price (the “Total Purchase Price”) has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values.

The comparability of the Company’s operating results for the period from April 8, 2026 through June 30, 2026 (Successor), January 1, 2026 through April 7, 2026 (Predecessor) and the three- and six-month periods ended June 30, 2025 (Predecessor) was impacted by the Merger. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Factors Affecting Comparability of Financial Results” of this Quarterly Report on Form 10-Q for presentation of the Company’s combined results (“Non-GAAP Combined”) of the Predecessor and Successor periods for the three and six months ended June 30, 2026 in order to compare to the same period in the prior year. The Non-GAAP Combined results are not considered to be prepared in accordance with U.S. GAAP because a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor and have not been prepared as pro forma results under applicable regulations. Separate pro forma results under applicable regulations have not been presented because the consolidated financial statements for the Successor and Predecessor periods already substantially reflect the operating results of the combined entity.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Total Purchase Price for the Class A Common Stock was approximately $7.4 billion.

The Merger was funded through a combination of debt financing and equity contributions. The Acquirer raised $5.0 billion in new debt financing, consisting of a $1.0 billion term loan and $4.0 billion from the issuance of senior unsecured notes. These proceeds, together with $5.4 billion in equity contributions from Sumitomo, SMBC AC, and affiliates of Apollo and Brookfield were used to pay the Total Purchase Price and to extinguish $3.6 billion of the Acquiree’s outstanding debt at the Effective Time. Refer to Note 4. Debt Financing for additional details on the Company’s financing arrangements as of June 30, 2026.

The Acquiree’s former board of directors unanimously determined that the Merger represented the best path forward for the Company as it delivered an immediate premium and certainty in cash value to the Company’s Class A common stockholders.

The Merger Agreement provided for, among other things, the treatment of certain outstanding securities of the Acquiree upon the completion of the Merger as follows:

•Outstanding equity awards of Acquiree: At the Effective Time, (i) each outstanding restricted stock unit award of the Acquiree that was subject to only time-based vesting conditions (each, an “Acquiree RSU”) that was vested (but not yet settled) immediately prior to the Effective Time or became vested as of the Effective Time in accordance with its terms was converted into the right to receive an amount in cash, without interest and subject to applicable withholding taxes and other authorized deductions, equal to the product of the Merger Consideration multiplied by the number of shares of the Class A Common Stock subject to such Acquiree RSU, (ii) each outstanding Acquiree RSU that was not covered by clause (i) was converted into the contingent right to receive from Parent or SAL an amount in cash, without interest and subject to applicable withholding taxes and other authorized deductions, equal to the product of the Merger Consideration multiplied by the number of shares of the Class A Common Stock subject to such Acquiree RSU (each, a “Converted RSU Cash Award”), and (iii) each outstanding restricted stock unit award that was subject to performance-based vesting conditions (each, a “Acquiree PSU”) was converted into a contingent right to receive from Parent or SAL an amount in cash, without interest and subject to applicable withholding taxes and other authorized deductions, equal to the product of the Merger Consideration multiplied by the number of shares of the Class A Common Stock issuable pursuant to each such Acquiree PSU determined based upon the greater of the target level of performance and the actual level of performance calculated as of the latest practicable date prior to the Effective Time (each, a “Converted PSU Cash Award”). Each Converted RSU Cash Award and Converted PSU Cash Award is subject to the same vesting terms and conditions as applied to the corresponding Acquiree RSU and Acquiree PSU, respectively, immediately prior to the Effective Time, except that Converted PSU Cash Awards are no longer subject to any performance-based conditions.

•Outstanding preferred stock of Acquiree: At the Effective Time, each share of 4.65% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), 4.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), and 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”), of the Acquiree issued and outstanding immediately prior to the Effective Time remained outstanding and was deemed to be a share of preferred stock of the SAL with the same rights, powers, privileges and voting powers, and restrictions and limitations thereof applicable to such series of preferred stock. The acquisition-date fair value of the assumed preferred stock is included in total consideration transferred. The fair value of the outstanding preferred stock at the acquisition date was estimated using an income approach from a market participant perspective, based on observable yields for comparable non-cumulative, fixed-rate reset perpetual preferred securities issued by investment-grade issuers, which would be categorized as a Level 2 measurement in the fair value hierarchy.

Total Purchase Price

The total consideration transferred was $11.9 billion, which included the Total Purchase Price for the Class A Common Stock of the Acquiree of $7.4 billion, which includes $60.1 million of fair value equity awards relating to pre-combination service settled through payroll subsequent to the Effective Time, cash paid of $3.6 billion related to the extinguishment of a portion of the Acquiree’s debt obligations, and $0.9 billion fair value of the Acquiree’s Series B, Series C, and Series D Preferred Stock assumed, which remained outstanding as preferred stock of the Company with substantially identical rights and preferences. The components of consideration transferred are summarized as follows:

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)
Consideration paid or payable to holders of Class A Common Stock of Air Lease Corporation	$7,367,164
Cash paid to extinguish a portion of Air Lease Corporation’s debt	3,615,031
Fair value of Series B, Series C, and Series D preferred stock assumed	886,350
Total merger consideration	$11,868,545

Fair value of assets acquired and liabilities assumed

To comply with ASC 805, the acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed are recognized on the consolidated balance sheet at fair value as of the acquisition date, with certain exceptions.

The Company completed the valuation analyses necessary to assess the preliminary fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed, if any. These fair values were based on management’s estimates and assumptions; however, the determination of fair values of assets acquired and liabilities assumed is preliminary and is subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Effective Time. Due to (i) the timing of the Effective Time and (ii) the complexity of income tax estimates, management continues to evaluate its estimates and assumptions utilized to calculate fair values of flight equipment, other assets, goodwill, income taxes, and accrued and other liabilities as new information is obtained. Preliminary amounts reflected in the fair values of assets acquired and liabilities assumed will be adjusted to reflect new information obtained, as necessary, up to one year following the Effective Time with a corresponding adjustment to goodwill.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary allocation of the Total Purchase Price to the estimated fair values of the assets acquired and liabilities assumed as of the Effective time:

(in thousands)	April 8, 2026
Assets
Cash and cash equivalents	$452,929
Flight equipment subject to operating leases	24,153,157
Net investment in sales-type leases	340,654
Flight equipment held for sale	5,355,900
Other assets(1)	2,052,635
Estimated fair value of total assets acquired	$32,355,275

Liabilities
Accrued interest and other payables	$791,737
Debt financing, net of discounts and issuance costs	16,110,609
Security deposits on flight equipment leases	498,244
Maintenance reserves on flight equipment leases	1,612,185
Rentals received in advance	120,640
Deferred tax liability	1,353,315
Estimated fair value of total liabilities assumed	$20,486,730

Fair value of identifiable net assets	$11,868,545
Goodwill attributable to Air Lease Corporation	$—

(1) Includes other intangible assets consisting of lease intangibles, net of $122.4 million and the aircraft orderbook held for sale of $1.5 billion, recognized at fair value at the acquisition date prior to its transfer to SMBC AC immediately following the closing of the Merger as described below; no separately identifiable customer-relationship or trade-name intangible assets were recognized as part of the Merger.

The purchase price allocation remains preliminary primarily with respect to flight equipment valuations, maintenance rights assets and liabilities, lease intangible assets and liabilities, deferred income taxes, preferred stock and certain working capital balances. Any measurement period adjustments identified during the one-year period following the acquisition date will be recorded retrospectively to the acquisition date. The Company will disclose the nature and amount of any measurement-period adjustments recognized in subsequent periods, including the effects on the Consolidated Statement of Operations and Comprehensive Income of the current period that would have been recognized in previous periods if the adjustments had been recognized as of the Effective Time.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquired Intangible Assets and Liabilities

The following table summarizes the intangible assets acquired and intangible liabilities assumed as part of the preliminary purchase price allocation:

(in thousands)
Maintenance right asset (included in Flight equipment subject to operating leases)	$4,251,263
Lease intangibles, net (included in Other Assets(1))	122,352

(1) A favorable orderbook contract intangible asset was recognized at its acquisition-date fair value as a component of the orderbook held for sale (see “Orderbook Acquisition by Related Party” below) and was not subject to amortization, as it was classified as held for sale upon initial recognition and was derecognized upon the Orderbook Acquisition by SMBC AC immediately following the Effective Time. Accordingly, this intangible asset did not remain outstanding as of June 30, 2026 and is not reflected in the Company's intangible asset balance as of the Successor period.

The Company recognized intangible assets and liabilities for acquired leases with contractual rental rates that were above or below market rental rates at the Effective Time. Lease intangibles, net are amortized as a reduction of or an addition to rental of flight equipment revenue over the remaining non-cancellable lease terms of the respective leases, which range from approximately one to 14 years, resulting in a weighted-average remaining amortization period of approximately 7.98 years as of the Effective Time.

The Company recognized a favorable orderbook contract intangible in connection with the orderbook, representing the fair value of favorable OEM purchase contract terms relative to current market terms for equivalent delivery positions, as further described below under “Orderbook Acquisition by Related Party.” As this intangible asset was classified as held for sale at initial recognition and was transferred to SMBC AC immediately following the Effective Time, it was not amortized and did not affect the Company’s results of operations following the Effective Time.

In connection with the fair value adjustments recorded in purchase accounting as of the Effective Time, the Company will accrete the discounted acquisition-date fair values of its debt obligations, security deposits on flight equipment leases and maintenance reserves on flight equipment leases, including the fair value adjustment attributable to lessor contributions, to their respective contractual values. This accretion will be recognized as a component of interest expense in the Company’s consolidated statements of operations and other comprehensive income:

(i)for debt obligations recorded at fair value in purchase accounting, over the remaining contractual term of the related debt using the effective interest method,
(ii)for maintenance reserves on flight equipment leases, over the period through the expected dates of the underlying maintenance events, and;
(iii)for security deposits on flight equipment leases, over the period during which the Company expects to refund the related deposits.

Acquisition-Related Costs

For the period from January 1, 2026 through April 7, 2026 (Predecessor), the Company incurred pre-acquisition transaction costs of approximately $9.2 million. For the period from April 8, 2026 through June 30, 2026 (Successor), the Company incurred approximately $122.2 million in transaction costs incurred by the Investors through Parent as part of their acquisition of the Company, which is included in opening retained earnings on the Successors’ Consolidated Balance Sheet.

In addition to the transaction costs that were expensed in either the Predecessor or Successor periods, the Company incurred and paid investment banking success fees totaling approximately $64.1 million. These fees were contingent upon the successful completion of the Merger and did not include any future service requirements. As such, these costs are not reflected in either the Predecessor or Successor Consolidated Statements of Operations and Other Comprehensive Income as they are not directly attributable to either period but instead were contingent on the business combination.

Immediately prior to the Effective Time, certain bridge financing costs incurred by the Parent on behalf of the Investors, including SMBC AC, totaling $47.0 million, for financing that was not utilized, were pushed down to the Company at the Effective

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Time. Since these costs related to financing costs that were ultimately not used to effectuate the Merger, and the costs were not the direct expenses of the Acquirer or Acquiree, such costs were recorded as a Merger and acquisition accounting adjustment to Parent at the Effective Time and reflected as a reduction of paid-in capital within the Consolidated Balance Sheet as of June 30, 2026.

The Company incurred $14.3 million of retention-related compensation costs in connection with the Merger, of which $9.2 million was recognized as compensation expense during the Predecessor period prior to the Effective Time and $3.1 million was recognized during the Successor period ended June 30, 2026, within Selling, general and administrative expenses in the Consolidated Statements of Operations and Other Comprehensive Income. The remaining unrecognized compensation cost will be recognized over the applicable requisite service periods.

Liability-Classified Converted Awards

In connection with the Merger, the Company’s unvested outstanding equity awards at the Effective Time, consisting of Acquiree RSUs and Acquiree PSUs, were converted into cash-settled liability-classified awards of the Company. The Converted RSU Cash Awards and Converted PSU Cash are classified as liabilities under ASC 718, Stock Compensation because they will be settled in cash equal to the Merger Consideration rather than through the issuance of shares of the Company. Vested awards (including those accelerated upon the change in control and separation in service) were canceled for immediate cash payment at the Effective Time. Unvested awards were converted into cash-settled awards subject to their original time-based vesting schedules. Outstanding Acquiree PSUs were converted into cash-settled awards at the greater of target or actual performance, with all performance and market conditions removed and subject to their original time-based vesting schedules.

During the Successor period, the Company recognized $26.3 million in Stock-based compensation expense on the Consolidated Statements of Operations and Comprehensive Income, which has been or is expected to be settled in cash. Cash paid to settle liability-classified awards was $66.3 million for the Successor period, which reflects payments related to both amounts recognized in acquisition accounting and post-combination compensation expense. Refer to Note 15, Stock-based Compensation and Other Compensation for additional details on the Company’s long-term incentive program.

Orderbook Acquisition by Related Party

On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired the Company’s outstanding orderbook for undelivered aircraft (the “Orderbook Acquisition”). Upon consummation of the Orderbook Acquisition, SMBC AC became the sole holder of the rights to acquire the undelivered aircraft comprising the orderbook. The cash consideration paid by SMBC AC of $1.5 billion for the Orderbook Acquisition equals the amount of pre-delivery payments that the Company paid to original equipment manufacturers in the aggregate for the undelivered aircraft as of the Effective Time plus a premium.

SMBC AC is an entity that is 34% indirectly owned by Sumitomo, which holds 47.5% of the Company’s voting equity. As a result, following the Effective Time, SMBC AC is a related party of the Company due to Sumitomo’s significant influence over both SMBC AC and the Company.

The assets and liabilities associated with the Orderbook Acquisition were first recognized as part of the Merger under ASC 805, classified as orderbook held for sale at the Effective Time, while the contractual obligation to transfer the Orderbook to SMBC AC was recognized as a liability immediately following the Effective Time by Parent and its consolidated subsidiaries, including Merger Sub, in exchange for the cash consideration of $1.5 billion. Upon the transfer of the Orderbook to SMBC AC, the Company extinguished its transfer obligation liability. As the cash received from SMBC AC was equal to the acquisition-date fair value of the orderbook-related net assets transferred, no gain or loss was recognized immediately following the Effective Time, and no receivable or transfer obligation balance remained outstanding as of June 30, 2026.

Following the Orderbook Acquisition, SMBC AC continues to act as exclusive servicer to the Company, in respect of the Company’s aircraft leased to non-U.S. airlines under the Servicing Agreement entered into following the closing of the Merger. Refer to Note 17, Servicing Agreement for additional details. The transaction did not include contingent consideration, indemnification assets, reacquired rights, non-controlling interests, or material acquired contingencies.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Debt Financing

The Company’s consolidated debt as of June 30, 2026 and December 31, 2025 is summarized below (in thousands):

	Successor	Predecessor
	June 30, 2026	December 31, 2025

Unsecured
Senior unsecured securities	$15,019,280	$13,860,558
Term financings	4,221,900	3,846,800
Commercial paper	—	1,361,400
Revolving Credit Facility	400,000	—
Other revolving credit facilities	450,000	300,000
Total unsecured debt financing	20,091,180	19,368,758
Secured
Term financings	—	318,348
Export credit financing	167,376	175,238
Total secured debt financing	167,376	493,586

Total debt financing	20,258,556	19,862,344
Less: Debt discounts and issuance costs	(65,036)	(132,215)
Less: Fair value adjustment	(196,741)	—
Debt financing, net of discounts and issuance costs	$19,996,779	$19,730,129

As of June 30, 2026, management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test included in certain debt agreements. At June 30, 2026 and December 31, 2025, the composite interest rate (excluding amortization of debt discounts and issuance costs) was 4.33% and 4.15%, respectively.

Senior unsecured securities (including Medium-Term Note Program)

As of June 30, 2026 and December 31, 2025, the Company had $15.0 billion and $13.9 billion in senior unsecured securities outstanding, respectively.

In connection with the Merger, on March 24, 2026, Merger Sub issued $800.0 million aggregate principal amount of 4.400% Senior Notes due 2028, $1.2 billion aggregate principal amount of 4.500% Senior Notes due 2029, $1.5 billion aggregate principal amount of 4.850% Senior Notes due 2031 and $500.0 million aggregate principal amount of 5.500% Senior Notes due 2036 (collectively, the “Notes”) pursuant to an indenture, dated as of March 24, 2026, among Merger Sub and Computershare Trust Company, N.A., as trustee. Upon consummation of the Merger and in accordance with the indenture governing the Notes and related agreements, the Notes became the Company’s obligations.

On April 8, 2026, in connection with the completion of the Merger, the Company notified the New York Stock Exchange (“NYSE”) of the completion of the Merger and requested that trading in the 3.700% Medium-Term Notes, Series A, due April 15, 2030 (the “Euro Medium-Term Notes”) be suspended and the Euro Medium-Term Notes be withdrawn from listing on the NYSE.

The Company did not redeem any medium term notes in connection with the closing of the Merger.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unsecured syndicated revolving credit facility

As of December 31, 2025, the Company did not have any amounts outstanding under its prior unsecured syndicated credit facility (the “Legacy Revolving Credit Facility”). Borrowings under the Legacy Revolving Credit Facility were used to finance the Company’s working capital needs in the ordinary course of business and for other general corporate purposes. The Company repaid in full all outstanding loans and other amounts due under its Legacy Revolving Credit Facility in an aggregate amount of $3.0 billion at the closing of the Merger.

In connection with the Merger, the Company assumed the revolving credit agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by the First Amendment, dated March 25, 2026 (as amended, the “Revolving Credit Agreement”). As a result of the Merger, the benefits and obligations of Merger Sub under the Revolving Credit Agreement became the Company’s obligations as the surviving corporation in the Merger. The Revolving Credit Agreement provides the Company access to up to $3.5 billion in revolving loans (the “Revolving Credit Facility”) for working capital purposes and other general corporate purposes. The Revolving Credit Facility bears interest at Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus a margin of 1.25% and matures on April 8, 2029. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. The interest rate and facility fees are subject to changes in the Company’s credit ratings. As of June 30, 2026, the Company had $400.0 million outstanding under the Revolving Credit Facility.

Other unsecured revolving credit facilities

As of June 30, 2026, and December 31, 2025, the Company had $450.0 million and $300.0 million outstanding, respectively, under its other unsecured revolving credit facilities. Borrowings under the facility outstanding as of June 30, 2026, bear interest at Adjusted Term SOFR (as defined in the facility) plus 1.05% and the facility has an outside termination date of April 7, 2028 unless terminated earlier. The facility is not guaranteed and is available at the sole discretion of the lender, who may modify or terminate the facility at any time.

Unsecured term financings

As of June 30, 2026 and December 31, 2025, the outstanding balance on the Company’s unsecured term financings was $4.2 billion and $3.8 billion, respectively.

In connection with the Merger, the Merger Sub entered into a term loan credit agreement by and among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, as amended by the First Amendment to the Term Loan Credit Agreement, dated as of March 25, 2026 (as amended, the “Acquisition Term Loan Agreement”), pursuant to which the lenders provided a $1.0 billion term loan (the “Acquisition Term Loan”), which was used to fund a portion of the consideration in the Merger. The Acquisition Term Loan bears interest at Adjusted Term SOFR (as defined in the Acquisition Term Loan Agreement) plus a margin of 1.25% subject to adjustment based on the Company’s credit rating and matures on October 8, 2027. As a result of the Merger, the obligations of Merger Sub under the Acquisition Term Loan became obligations of the Company as the surviving corporation in the Merger. The Company repaid $350.4 million in other unsecured debt financings in connection with the Merger.

In July 2026, the Company entered into and funded $650.0 million unsecured term loan, which bears interest at a floating rate of one-month Term SOFR plus a margin of 0.90% and matures on July 22, 2027. Under the terms of the loan agreement, the Company may request an increase in the lender commitments by an additional $600.0 million, subject to an outside funding date of October 27, 2026. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility. As of August 10, 2026, the additional capacity of $600.0 million remain unfunded.

In addition, in July 2026, the Company entered into a $500.0 million unsecured term loan, which bears interest at a floating rate of three-month Term SOFR plus a margin of 0.90% and matures on December 30, 2026. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Secured debt financings

As of June 30, 2026, the Company had an outstanding balance of $167.4 million in secured debt financings, and had pledged two aircraft as collateral, with a net book value of $244.2 million. As of December 31, 2025, the Company had an outstanding balance of $493.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $728.6 million. All of the Company’s secured obligations as of June 30, 2026 and December 31, 2025 were recourse in nature. The Company repaid $254.2 million in secured debt financings in connection with the Merger.

Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it could issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper were used for general corporate purposes, which included, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of June 30, 2026, the Company did not have any commercial paper outstanding. As of December 31, 2025, the Company had an outstanding balance of $1.4 billion, with a weighted average interest rate of 4.26% and a weighted average maturity of less than one month.

Maturities

Maturities of debt outstanding as of June 30, 2026 are as follows (in thousands):

Years ending December 31,
2026	$3,224,591
2027	5,021,836
2028	3,851,192
2029	2,617,990
2030	2,104,086
Thereafter	3,438,861
Total	$20,258,556

Note 5. Flight equipment subject to operating leases

The following table summarizes the activities for the Company’s flight equipment subject to operating leases for the six months ended June 30, 2026:

(in thousands)
Net book value as of December 31, 2025 - (Predecessor)	$29,053,630
Purchase of flight equipment	856,475
Depreciation of flight equipment	(333,736)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(628,925)
Transfer of flight equipment to investment in sales-type lease	(21,674)
Net book value as of April 7, 2026 - (Predecessor)	$28,925,770
Purchase of parts capitalized to flight equipment	116
Fair value adjustment upon Merger	(313,795)
Depreciation of flight equipment	(195,906)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(4,534,982)
Net book value as of June 30, 2026 - (Successor)	$23,881,203

Accumulated depreciation as of June 30, 2026 - (Successor)	$(195,686)

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Flight Equipment Held for Sale

As of June 30, 2026, the Company had 86 aircraft, with a carrying value of $5.1 billion, which were classified as held for sale. The Company expects that the majority of the 86 aircraft currently classified as flight equipment held for sale will be sold by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period. As of December 31, 2025, the Company had 12 aircraft, with a carrying value of $529.0 million, which were classified as held for sale.

During the Predecessor period from January 1, 2026 through April 7, 2026, the Company transferred 19 aircraft from flight equipment subject to operating leases to flight equipment held for sale and completed the sale of eight aircraft from its held for sale portfolio. During the Successor period from April 8, 2026 through June 30, 2026, the Company transferred 70 aircraft from flight equipment subject to operating leases to flight equipment held for sale and completed the sale of seven aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale.

On April 8, 2026, in connection with the closing of the Merger, the Company assumed non-binding letters of intent entered into by the Parent to sell aircraft portfolios to two parties. As of June 30, 2026, the Company had 36 aircraft held for sale with a carrying value of $2.3 billion to be sold to Perseus Asset Management Limited, which is a related party to the Company as an affiliate of Apollo, and 32 aircraft held for sale with a carrying value of $2.1 billion to be sold to Castlelake, L.P., which is a related party to the Company as an affiliate of Brookfield. The Company currently expects the sales of the aircraft pertaining to these agreements to be completed by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period. Binding sales agreements related to these portfolio sales were entered into during the second and third quarters of 2026.

The following table summarizes the activities of the Company’s flight equipment held for sale for the six months ended June 30, 2026 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2025 - (Predecessor)	$529,016
Flight equipment subject to operating leases reclassified to flight equipment held for sale	628,925
Aircraft sales	(388,429)
Flight equipment held for sale as of April 7, 2026 - (Predecessor)	$769,512
Fair value adjustment upon Merger	127,570
Flight equipment subject to operating leases reclassified to flight equipment held for sale	4,534,982
Other fair value adjustments	(83,649)
Aircraft sales	(234,845)
Flight equipment held for sale as of June 30, 2026 - (Successor)	$5,113,570

Note 7. Commitments and Contingencies

As of December 31, 2025, the Company had made non-refundable deposits on flight equipment purchases of $1.1 billion, which were subject to manufacturer performance commitments. As a result of the Orderbook Acquisition on April 8, 2026, the Company no longer has an orderbook or any non-refundable deposits on flight equipment purchases as of June 30, 2026.

On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired the Company’s rights to the outstanding orderbook for undelivered aircraft. The consideration paid by SMBC AC for the Orderbook Acquisition equaled the amount of pre-delivery payments that the Company had made to original equipment manufacturers in the aggregate for the undelivered aircraft as of April 8, 2026 plus a premium.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Net Investment in Sales-type Leases

As of June 30, 2026, the Company had sales-type leases for 17 aircraft and one engine. As of December 31, 2025, the Company had sales-type leases for 16 aircraft and one engine.

The following table summarizes the activities of the Company’s net investment in sales-type leases for the six months ended June 30, 2026 based on carrying value:

(in thousands)
Net investment in sales-type leases as of December 31, 2025 - (Predecessor)	$460,806
Flight equipment subject to operating leases reclassified to net investment in sales-type leases	21,674
Principal payments	(16,625)
Foreign exchange adjustment gain/(loss)	(2,392)
Net investment in sales-type leases as of April 7, 2026 - (Predecessor)	$463,463
Fair value adjustment upon Merger	(122,809)
Principal payments	(4,545)
Foreign exchange adjustment gain/(loss)	(4,985)
Net investment in sales-type leases as of June 30, 2026 - (Successor)	$331,124

Net investment in sales-type leases is included in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following as of June 30, 2026:

Successor
June 30, 2026
(in thousands)
Future minimum lease payments to be received	$348,377
Estimated residual values of leased flight equipment	156,223
Less: Unearned income	(173,476)
Net Investment in Sales-type Leases	$331,124

As of June 30, 2026, future minimum lease payments to be received on sales-type leases were as follows:

Years ending December 31,	(in thousands)
2026 (excluding the six months ended June 30, 2026)	$23,960
2027	47,920
2028	49,921
2029	43,887
2030	43,887
Thereafter	138,802
Total	$348,377

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Rental Income

As of June 30, 2026, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet as of June 30, 2026 are as follows:

Years ending December 31,	(in thousands)
2026 (excluding the six months ended June 30, 2026)	$1,114,075
2027	2,201,263
2028	2,096,766
2029	1,955,134
2030	1,831,670
Thereafter	7,192,135
Total	$16,391,043

Note 10. Earnings Per Share

As of the Effective Time of the Merger, the Company became an indirect subsidiary of Parent, which indirectly owns 200 common shares of the Company’s Class C common stock. As a result, all of the Company’s outstanding Class C common stock is privately held, and the Company has no publicly traded common stock. As such, the Company has elected not to present earnings per share for the Successor period.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, prior to the Merger, Class A voting common stock and Class B non-voting common stock, had equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock. As of June 30, 2026, the Company did not have any Class A common stock and Class B common stock outstanding.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the Predecessor period from April 1, 2026 through April 7, 2026 and January 1, 2026 through April 7, 2026, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 569,360 and 1,033,419 shares related to restricted stock units for which the performance metric had yet to be achieved as of April 7, 2026 and June 30, 2025, respectively.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the Predecessor’s basic and diluted earnings per share of Class A common stock (in thousands, except share and per share amounts):

	Predecessor
	Period from April 1 - April 7,	Three Months Ended June 30,	Period from January 1 - April 7,	Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Numerator
Net income	$25,964	$385,167	$151,859	$761,000
Preferred stock dividends	—	(11,081)	(11,081)	(22,163)
Net income attributable to common stockholders	$25,964	$374,086	$140,778	$738,837
Denominator
Weighted-average common shares outstanding	112,145,295	111,762,758	111,951,258	111,656,919
Basic earnings per share	$0.23	$3.35	$1.26	$6.62
Diluted earnings per share:
Numerator
Net income	$25,964	$385,167	$151,859	$761,000
Preferred stock dividends	—	(11,081)	(11,081)	(22,163)
Net income attributable to common stockholders	$25,964	$374,086	$140,778	$738,837
Denominator
Number of shares used in basic computation	112,145,295	111,762,758	111,951,258	111,656,919
Weighted-average effect of dilutive securities	370,814	470,468	536,631	534,552
Number of shares used in per share computation	112,516,109	112,233,226	112,487,889	112,191,471
Diluted earnings per share	$0.23	$3.33	$1.25	$6.59

Note 11. Other Assets

Other assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	Successor	Predecessor
	June 30, 2026	December 31, 2025
Lease incentives, net	$1,215	$384,213
Straight-line rent receivables and prepaid expenses	8,432	220,509
Lease intangibles, net	121,448	—
Lease receivables	158,912	143,025
Buyer furnished equipment	—	101,514
Investments in managed vehicles	55,914	88,111
Capitalized interest	—	74,706
Other assets	467,597	306,072
Total Other assets(1)	$813,518	$1,318,150

(1) In connection with the Merger, the Company recorded preliminary purchase price adjustments related to certain items in the Other assets balance as of April 8, 2026, including decreases of $375.0 million to lease incentives, net, $192.1 million to straight-line rent receivables and prepaid expenses, $76.3 million to capitalized interest attributable to the Orderbook Acquisition, and $21.7 million to Other assets.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Accrued Interest and Other Payables

Accrued interest and other payables consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	Successor	Predecessor
	June 30, 2026	December 31, 2025

Purchase deposits on aircraft sales	$78,378	$210,256
Lessor contributions	130,962	277,154
Servicing fee payable	111,595	—
Accounts payable and accrued expenses	177,070	204,336
Accrued interest	187,261	169,477
Other liabilities	132,580	151,122
Total Accrued Interest and Other Payables(1)	$817,846	$1,012,345

(1) In connection with the Merger, the Company recorded preliminary purchase price adjustments related to certain items in the accrued interest and other payables balance as of April 8, 2026, including an increase of $147.8 million to lessor contributions, and a net decrease of $77.6 million to other liabilities.

Note 13. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of June 30, 2026, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $32.9 million and derivative liabilities of $15.0 million, respectively. As of December 31, 2025, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $46.4 million and derivative liabilities of $2.3 million, respectively. Derivative assets are included in Other assets and derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of June 30, 2026, was $20.0 billion compared to a book value of $20.3 billion. The estimated fair value of debt financing as of December 31, 2025, was $19.7 billion compared to a book value of $19.9 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at June 30, 2026, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at June 30, 2026 and December 31, 2025 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Stockholders’ Equity

In connection with the Merger, on April 8, 2026, each share of the Company’s Class A common stock was converted into the right to receive the Merger Consideration, other than shares that were canceled or converted into shares of the surviving corporation pursuant to the Merger Agreement. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (each as defined below) remained outstanding after the Merger. The Company notified the NYSE of the completion of the Merger and requested that trading in the Class A Common Stock be suspended and the Class A Common Stock be withdrawn from listing on the NYSE which was effective on April 18, 2026. Following the Merger, the Company was authorized to issue up to 1,000 shares of Class C common stock, $0.01 par value. As of June 30, 2026, the Company had 200 shares of Class C common stock issued and outstanding.

Following the Merger, the Company was authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. As of each of June 30, 2026 and December 31, 2025, the Company had 300,000 shares of Series B Preferred Stock issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), 300,000 shares of Series C Preferred Stock issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), and 300,000 shares of Series D Preferred Stock issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2026 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2026	Liquidation Preference as of June 30, 2026(1)	Issue Date	Dividend Rate in Effect at June 30, 2026(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	8.334%	June 15, 2031	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

(3) With respect to the Series D Preferred Stock, the dividend rate during any reset period is subject to a floor of 6.00% floor.

Note 15. Stock-based Compensation and Other Compensation

Stock-based Compensation and Restricted Cash Awards

On May 3, 2023, the Class A common stockholders of the Company approved the Air Lease Corporation 2023 Equity Incentive Plan (the “2023 Plan”). As of April 7, 2026, the number of shares of common stock available for new award grants under the 2023 Plan was approximately 3,278,351. Following the Merger, the 2023 Plan remains in effect and as permitted under the terms of the 2023 Plan, the Company is permitted to grant cash-based awards, among other awards.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded $26.3 million, $5.4 million and $30.3 million of stock-based compensation expense related to Converted RSU Cash Awards and Converted PSU Cash Awards for the Successor period from April 8, 2026 through June 30, 2026, and RSUs for the Predecessor period from January 1, 2026 through April 7, 2026 and the six months ended June 30, 2025, respectively.

Stock-based compensation cost for RSUs is measured at the grant date based on fair value and recognized over the vesting period, with performance based RSUs, including book value and TSR RSUs, assuming a target level of achievement that is subsequently adjusted for actual performance following the end of the performance period. Prior to the Merger, the fair value of time-based and book value RSUs was determined based on the closing market price of the Company’s Class A common stock on the date of grant, while the fair value of RSUs that vest based on the attainment of TSR goals were determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and expected dividends. To appropriately value the award, the risk-free interest rate was estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical timeframe equal to the time from the valuation date until the end date of the performance period.

During the Predecessor period from January 1, 2026 through April 7, 2026, the Company issued 146,329 additional shares of Class A common stock underlying 41,212 TSR RSUs and 105,117 book value RSUs granted in 2023 for which the performance period ended December 31, 2025 and for which the actual number of RSUs vested was greater than the target level of achievement. The following table summarizes the activities for the Company’s unvested RSUs for the Predecessor period from January 1, 2026 through April 7, 2026:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2025 - (Predecessor)	1,373,662	$45.62
Granted(1)	146,329	$46.22
Vested (2)	(628,526)	$44.47
Forfeited/canceled	—	$—
Unvested at April 7, 2026 - (Predecessor)	891,465	$46.53

(1) Consists of additional shares of Class A common stock issued in connection with the vesting of book value RSUs and TSR RSUs granted in 2023 for which the performance period ended on December 31, 2025 and for which the actual level of achievement was greater than the target level of achievement.
(2) Consists of an aggregate of 304,008 book value RSUs and TSR RSUs and 324,518 time-based RSUs vested during the period from January 1, 2026 to April 7, 2026.

As of April 7, 2026, there was $18.6 million of unrecognized compensation expense related to unvested stock-based payments granted to employees.

In connection with the Merger, each Acquiree RSU was converted into the contingent right to receive an amount in cash equal to the Merger Consideration. Each Acquiree RSU was converted into a contingent right to receive an amount in cash equal to the product of the Merger Consideration multiplied by the number of shares issuable based upon the greater of the target level of performance and the actual level of performance calculated as of the latest practicable date prior to the Merger. Converted RSU Cash Award and Converted PSU Cash Award is subject to the same vesting terms and conditions as applied corresponding Acquiree RSU and Acquiree PSU, respectively, immediately prior to the Effective Time, except that Converted PSU Cash Awards are no longer subject to any performance-based conditions.

As described in more detail in Note 3, “Merger Transaction and Purchase Accounting,” in connection with the Merger, all outstanding but unvested RSUs as of the Effective Time were converted in Converted RSU Cash Awards and Converted PSU Cash Awards. As a result during the Successor period, the Company recognized total compensation expense of $26.3 million related to the Converted RSU Cash Awards and Converted PSU Cash Awards on the consolidated statements of operations and comprehensive income/(loss), comprised of (i) $11.1 million of stock-based compensation expense recognized at the Effective Time, and (ii) $15.2 million of compensation expense associated with the liability-classified, Converted RSU Cash Awards and Converted PSU Cash

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards, which is expected to be settled in cash. The increase in stock-based compensation was primarily driven by the acceleration of certain Converted RSU Cash Awards and Converted PSU Cash Awards resulting from the previously disclosed workforce reduction. Cash paid to settle Converted RSU Cash Awards and Converted PSU Cash Awards accelerated during the Successor period was $66.3 million, which includes $45.6 million of purchase consideration settled post-Effective time and $20.7 million compensation related expense. As of June 30, 2026, total unrecognized compensation costs related to unvested Converted RSU Cash Awards and Converted PSU Cash Awards was $4.9 million, which is expected to be recognized over a weighted-average remaining period of 0.55 years. As of June 30, 2026, the Company recorded $21.2 million related to the Converted RSU Cash Awards and Converted PSU Cash Awards in accrued interest and other payables on the Consolidated Balance Sheets.

Other Compensation Arrangements

For the six months ended June 30, 2025, the Company recorded a $9.2 million payroll expense accrual resulting from the retirement of its former Chairman from his executive role, payable in substantially equal installments in accordance with the Company’s normal payroll practices through May 2027. The additional payroll expense was included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, while the liability is included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

For the period from April 8, 2026 to June 30, 2026, the Company incurred approximately $53.3 million in costs related to the previously disclosed workforce reduction, which includes, among other things, severance payments based on the applicable employee’s length of service with the Company and the continuation of benefits for a specified time period post-termination. The Company continues to expect to incur additional costs in the third quarter of 2026 and the estimate above excludes any potential income tax effects.

Note 16. Aircraft Under Management

As of June 30, 2026, the Company managed 38 aircraft across three aircraft management platforms. The Company managed 24 aircraft through the Blackbird investment funds, 12 aircraft through its Thunderbolt platform and two aircraft on behalf of a financial institution.

The Blackbird investment funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of June 30, 2026, the Company’s non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $49.2 million and $79.5 million as of June 30, 2026 and December 31, 2025, respectively, and are included in Other assets on the Consolidated Balance Sheets.

The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. The Company has non-controlling interests in the two entities in the platform of approximately 5.0%, which are accounted for under the cost method of accounting. The Company’s total investment in aircraft sold through its Thunderbolt platform was $6.7 million and $8.6 million as of June 30, 2026 and December 31, 2025, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Finally, the Company also manages two aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution nor ownership of these aircraft.

In connection with the Merger, the Company continues to manage the aircraft management platforms above; however, certain services for the aircraft and leases are subserviced by SMBC AC.

Note 17. Servicing Agreement

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by the Company, to act as exclusive servicer to the Company, in respect of its aircraft leased to non-U.S. airlines (the “Servicing Agreement”). The remaining aircraft leased to U.S. airlines as of the closing of the Merger will continue to be serviced by the Company. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-U.S. airlines. The Servicing Agreement contains provisions to address potential conflicts of interest and also requires SMBC AC, as

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
servicer, to act in accordance with a prescribed standard of care. Pursuant to the Servicing Agreement, Parent will pay or procure the payment, which the Company guarantees, to SMBC AC of customary fees for services rendered thereunder, which relate to the leasing, acquisition and sale of aircraft subject to the Servicing Agreement. During the Successor period of April 8, 2026 to June 30, 2026, the Company incurred $6.9 million in fees and expenses payable to SMBC AC pursuant to the Servicing Agreement. As of June 30, 2026, the Company had payables due to SMBC AC of $111.6 million, of which $104.7 million relates to estimated servicing fees associated with aircraft classified as held for sale, which were considered as costs to sell under purchase accounting in determining the fair value of such aircraft.

Note 18. Subsequent Events

On August 6, 2026, the Company’s board of directors approved quarterly cash dividends for the Company’s Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date	Total dividends
				(in thousands)
Series B Preferred Stock	$20.835	August 31, 2026	September 15, 2026	$6,251
Series C Preferred Stock	$10.3125	August 31, 2026	September 15, 2026	$3,094
Series D Preferred Stock	$15.00	August 31, 2026	September 15, 2026	$4,500

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Sumisho Air Lease Corporation (the “Company”, “SAL”, “we”, “our” or “us”) is one of the largest aircraft leasing companies in the world, with an owned fleet comprised of 488 aircraft as of June 30, 2026. The net book value of flight equipment subject to operating leases was $23.9 billion as of June 30, 2026 with a weighted average age of 4.8 years and a weighted average remaining lease term of 7.0 years.

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

Our focus on aircraft liquidity is designed to ensure that our portfolio remains in demand with the largest number of operators, in the most jurisdictions globally, maximizing the options available to lease or re-lease aircraft at any given point in time. This focus has resulted in our fleet1, by carrying value as of June 30, 2026, comprised of approximately 85% new technology2 aircraft. The high-quality and in-demand nature of our portfolio is also reflected in the 99.5% utilization rate of our fleet for the six months ended June 30, 2026.

On April 8, 2026 (the “Effective Time”) we completed the previously announced merger (the “Merger”) of Takeoff Merger Sub Inc., a Delaware corporation (“Merger Sub”), with and into Air Lease Corporation, with Air Lease Corporation surviving the Merger as an indirect subsidiary of Sumisho Air Lease Corporation Designated Activity Company, an Irish private limited company (“Parent”). Parent is a holding company established in connection with the Merger and is jointly owned, directly or indirectly, by Sumitomo Corporation, a Japanese corporation (“Sumitomo”), SMBC Aviation Capital Limited, a company incorporated with limited liability in Ireland (“SMBC AC”), investment vehicles affiliated with Apollo managed funds (“Apollo”) and Brookfield (“Brookfield”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of September 1, 2025 (the “Merger Agreement”), by and among Air Lease Corporation, Parent and Merger Sub. We notified the NYSE of the completion of the Merger and requested that trading in the Class A Common Stock be suspended and the Class A Common Stock be withdrawn from listing on the NYSE which was effective on April 18, 2026.

In connection with the closing of the Merger, SMBC AC acquired our outstanding orderbook for undelivered aircraft (the “Orderbook Acquisition”) and became servicer to the majority of our fleet.

In connection with the closing of the Merger, we elected to apply the acquisition method of accounting. Accordingly, the purchase price of the Merger has been allocated to our assets and liabilities based upon their estimated fair values at the Effective Time in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. We engaged a third-party valuation firm to assist in determination of the fair values of tangible and intangible assets acquired. As used herein, the term “Predecessor” refers to our financial position and results of operations prior to the Effective Time. The term “Successor” refers to our financial position and results of operations on and after the Effective Time. Due to the application of the acquisition method of accounting, our results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods.

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

Second Quarter Overview

The comparability of our operating results for the period from April 8, 2026 through June 30, 2026 (Successor), April 1, 2026 through April 7, 2026 (Predecessor) and the three months ended June 30, 2025 (Predecessor) was impacted by the Merger. Although U.S. GAAP requires that we report our results for the Predecessor period before the Merger and the Successor period after the Merger separately, our operating results for the three months ended June 30, 2026 are shown by combining the results of the Predecessor and Successor periods (“Non-GAAP Combined”) in order to compare to the same period in the prior year. See ”Results of Operations—Factors Affecting Comparability of Financial Results” below for further discussion.

During the three months ended June 30, 2026, we purchased one aircraft from Boeing and sold nine aircraft. We ended the second quarter with a total of 488 aircraft in our owned fleet. As of June 30, 2026, the net book value of our flight equipment subject to operating leases was $23.9 billion, compared to $29.1 billion as of December 31, 2025. On April 8, 2026, the carrying value of our flight equipment was adjusted to reflect the fair value adjustments recorded as part of the purchase price allocation in connection with the Merger. In addition, during the Successor period from April 8, 2026 through June 30, 2026, approximately $4.5 billion of aircraft assets were reclassified to flight equipment held for sale, resulting in a corresponding decrease in the net book value of flight equipment subject to operating leases. The weighted average fleet age and weighted average remaining lease term of flight equipment subject to operating leases as of June 30, 2026 was 4.8 years and 7.0 years, respectively. Our managed fleet was comprised of 38 aircraft as of June 30, 2026 compared to 45 aircraft as of December 31, 2025. We have a globally diversified customer base comprised of 97 airlines in 51 countries as of June 30, 2026.

We finance our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We ended the second quarter of 2026 with available liquidity of $3.5 billion, which was comprised of unrestricted cash of $368.6 million and approximately $3.1 billion in undrawn balances under our unsecured revolving credit facility. We ended the second quarter of 2026 with total debt outstanding of $20.3 billion, of which 74.1% was at a fixed rate and 99.2% was unsecured, and in the aggregate, our composite cost of funds was 4.33%.

Our rental of flight revenues for the Non-GAAP Combined three months ended June 30, 2026, decreased by approximately 10.0%, to $611.1 million, as compared to $678.7 million for the three months ended June 30, 2025. The decrease is primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, resulting from the sale of our orderbook and continued sales activity, and a decrease in our end of lease revenue recognized. The net book value of our flight equipment subject to operating leases decreased to $23.9 billion as of June 30, 2026 from a net book value of $29.1 billion as of June 30, 2025. During the Non-GAAP Combined three months ended June 30, 2026, we recognized $2.7 million in end-of-lease revenue, as compared to $20.3 million recognized during the three months ended June 30, 2025.

Our gain on aircraft sales and trading and other income decreased to $30.1 million compared to $53.0 million for the three months ended June 30, 2025. The decrease was mainly driven by lower gains on aircraft sales due to the impact of acquisition accounting and lower management fee revenue due to a decrease in the number of managed aircraft from the prior year period. As a result of the application of the acquisition method of accounting, the carrying values of our flight equipment held for sale as of the date of the Merger were adjusted to fair value. As a result, we did not record any gains on aircraft sales for the seven aircraft sold between the April 8, 2026 closing of the Merger through June 30, 2026. During the Predecessor period from April 1, 2026 through April 7, 2026, we sold two aircraft to third parties resulting in $12.7 million in gains compared to $16.7 million in gains from the sale of four aircraft for the three months ended June 30, 2025. Sales proceeds for the nine aircraft sold during the Non-GAAP Combined three months ended June 30, 2026 were $423.2 million.

Excluding the $344 million insurance recovery related to our Russian fleet in the three months ended June 30, 2025, total operating expenses increased 6.9% to $630 million for the Non-GAAP Combined three months ended June 30, 2026, compared to $589.0 million in the prior-year period. The increase was primarily driven by $64.8 million of non-recurring merger-related expenses included in selling, general and administrative expenses, an increase in interest expense due to the amortization of fair value adjustments resulting from purchase accounting, and an increase in our composite cost of funds, partially offset by lower depreciation expense resulting from purchase accounting fair value adjustments to our fleet.

During the Non-GAAP Combined three months ended June 30, 2026, we reported a net income attributable to common stockholders of $7.2 million, compared to net income attributable to common stockholders of $374.1 million for the three months ended June 30, 2025. The year-over-year decline was primarily driven by the absence of the $344 million insurance recovery related to our Russian fleet recognized in the prior-year period, lower total revenues, as well as higher selling, general and administrative expenses and increased interest expense.

During the Non-GAAP Combined three months ended June 30, 2026, adjusted net income before income taxes decreased to $126.4 million from $157.4 million for the three months ended June 30, 2025. The decline was primarily driven by lower revenues and an increase in interest expense due to the increase in our composite cost of funds.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP. See “—Non-GAAP Financial Measures” below for further information on adjusted net income and reconciliation to the most closely related GAAP measures.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our flight equipment subject to operating leases, based on net book value as of June 30, 2026 was $23.9 billion as of June 30, 2026, compared to $29.1 billion as of December 31, 2025. On April 8, 2026, the carrying value of our flight equipment was adjusted to reflect the fair value adjustments recorded as part of the purchase price allocation in connection with the Merger. In addition, during the Successor period from April 8, 2026 through June 30, 2026, approximately $4.5 billion of aircraft assets were reclassified to flight equipment held for sale, resulting in a corresponding decrease in the net book value of flight equipment subject to operating leases. As of June 30, 2026, we had a total of 488 aircraft in our owned fleet and our weighted average fleet age and weighted average remaining lease term of our flight equipment subject to operating leases were 4.8 years and 7.0 years, respectively. We also managed 38 aircraft as of June 30, 2026.

Our portfolio metrics as of June 30, 2026 and December 31, 2025 are as follows:

	Successor		Predecessor
	June 30, 2026		December 31, 2025
Net book value of flight equipment subject to operating leases(1)	$23.9	billion	$29.1	billion
Weighted-average fleet age(2)	4.8 years		4.9 years
Weighted-average remaining lease term(2)	7.0 years		7.2 years

Owned fleet(3)	488		490
Managed fleet(4)	38		45
Aircraft on order(1)	—		218
Total	526		753

Current fleet contracted rentals	$16.4	billion	$19.6	billion
Committed fleet rentals(1)	$—		$9.3	billion
Total committed rentals	$16.4	billion	$28.9	billion

(1) On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired our rights to the outstanding orderbook for undelivered aircraft and committed fleet rentals for such aircraft have been subsequently transferred to SMBC AC. In addition, the carrying value of flight equipment was adjusted to reflect purchase accounting fair value adjustments recorded as part of the purchase price allocation. For further discussion of the Merger see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2) Weighted-average fleet age and remaining lease term calculated based on net book value of our flight equipment subject to operating lease.
(3) As of June 30, 2026 and December 31, 2025, our owned fleet count included 86 and 12 aircraft classified as flight equipment held for sale, respectively, and 17 and 16 aircraft classified as net investments in sales-type leases, respectively.
(4) Following the Merger, we continue to manage our managed fleet; however, certain services for these aircraft and leases are subserviced by SMBC AC.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of June 30, 2026 and December 31, 2025 (in thousands, except percentages):

	Successor		Predecessor
	June 30, 2026		December 31, 2025
Region	Net Book Value(1)	% of Total	Net Book Value	% of Total

Europe	$9,430,599	39.5%	$11,356,104	39.1%
Asia Pacific	8,561,742	35.9%	10,602,176	36.5%
Central America, South America, and Mexico	2,659,818	11.1%	3,114,662	10.7%
U.S. and Canada	1,782,581	7.4%	1,726,042	5.9%
The Middle East and Africa	1,446,463	6.1%	2,254,646	7.8%
Total	$23,881,203	100.0%	$29,053,630	100.0%

(1) On April 8, 2026, the carrying value of flight equipment subject to operating leases was adjusted to reflect purchase accounting fair value adjustments recorded as part of the purchase price allocation. For further discussion of the Merger see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table sets forth our top five lessees by net book value as of June 30, 2026 and December 31, 2025:

	Successor		Predecessor
	June 30, 2026		December 31, 2025
Lessee	% of Total	Lessee	% of Total
Air France-KLM Group	6.5%	Virgin Atlantic	6.1%
ITA	6.1%	Korean Air	6.0%
Virgin Atlantic	6.0%	Air France-KLM Group	5.9%
Aeromexico	5.8%	Aeromexico	5.5%
Korean Air	5.4%	ITA	5.2%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of June 30, 2026 and December 31, 2025:

	Successor		Predecessor
	June 30, 2026		December 31, 2025
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	9	1.8%	8	1.6%
Airbus A220-300	34	7.0%	33	6.7%
Airbus A320-200	14	2.9%	17	3.5%
Airbus A320-200neo	20	4.1%	23	4.7%
Airbus A321-200	17	3.5%	17	3.5%
Airbus A321-200neo	110	22.5%	109	22.2%
Airbus A330-200(1)	13	2.7%	13	2.7%
Airbus A330-300	5	1.0%	5	1.0%
Airbus A330-900neo	28	5.7%	28	5.7%
Airbus A350-900	17	3.5%	17	3.5%
Airbus A350-1000	8	1.6%	8	1.6%
Boeing 737-800	34	7.0%	38	7.8%
Boeing 737-8 MAX	76	15.6%	71	14.5%
Boeing 737-9 MAX	35	7.2%	35	7.1%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	23	4.7%	23	4.7%
Boeing 787-9	25	5.1%	26	5.3%
Boeing 787-10	18	3.7%	17	3.5%
Embraer E190	1	0.2%	1	0.2%
Total(2)	488	100.0%	490	100.0%

(1) As of each of June 30, 2026 and December 31, 2025, aircraft count includes three Airbus A330-200 aircraft classified as freighters.
(2) As of June 30, 2026 and December 31, 2025, our owned fleet count included 86 and 12 aircraft classified as flight equipment held for sale, respectively, and 17 and 16 aircraft classified as net investments in sales-type leases, respectively.

Aircraft Industry

We believe that the overall airline operating environment remains favorable for us and the broader commercial aircraft leasing industry. Factors such as population growth, the size of the global middle class, air travel demand, and improved global economic health and development positively affect the long-term performance of the commercial aircraft leasing industry. Passenger traffic volume has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue over time.

As global air traffic volumes remain elevated and aircraft production volumes remain constrained, we are experiencing strong demand for our aircraft through new lease requests and lease extension requests.

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

We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers widens. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We believe the still elevated interest rates and the sustained tightness in the credit markets may result in a shortfall in available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry have in the past and may in the future include some of our aircraft customers. As of the date of this filing, we do not have aircraft leased to airlines subject to insolvency proceedings. Such events have resulted and may in the future result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of persistently elevated interest rates, inflation, tariffs, foreign currency risk, and increases in fuel costs, as well as delays and cancellations caused by the global air traffic control system and airports. Strong air traffic demand has provided a counterbalance to these increased costs.

Elevated fuel costs as a product of geopolitical conflicts in the Middle East are currently weighing on global airline financial performance. Airline flight schedules have been disrupted as a result, and a number of airlines have announced reduced capacity and increases to airfares and fees. Depending on the duration of these conflicts, our airline customers could experience further operational challenges, resulting in financial losses, reduced aircraft demand, and increased airline bankruptcies.

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

Liquidity and Capital Resources

Overview

We ended the second quarter of 2026 with available liquidity of $3.5 billion, which was comprised of unrestricted cash of $368.6 million and approximately $3.1 billion in undrawn balances under our unsecured revolving credit facility.

We finance our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft acquisitions. We have also issued preferred stock in the past and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of June 30, 2026. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity.

We ended the second quarter of 2026 with total debt outstanding of $20.3 billion, of which 74.1% was at a fixed rate and 99.2% was unsecured, and in the aggregate, our composite cost of funds was 4.33%.

While we expect to opportunistically acquire aircraft in the future, our focus following the Merger will be on portfolio optimization and deleveraging. Our aim is to bring leverage in-line with our longer-term adjusted debt-to-equity target of 3.0x. As of June 30, 2026, our debt-to-equity ratio was 3.3x while our adjusted debt-to-equity ratio was 3.5x. See “—Non-GAAP Financial Measures” below for further information on adjusted debt-to-equity ratio and reconciliation to the most closely related GAAP measure. We believe we will achieve this by capitalizing on the strength of the secondary trading market for aircraft sales. We have $5.1 billion of aircraft in our sales pipeline3, which includes $5.1 billion of aircraft classified as held for sale as of June 30, 2026 and $25.4 million of aircraft subject to letters of intent4. We currently expect the sales of the aircraft in our sales pipeline to be completed by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations and available commitments under our unsecured revolving credit facility to satisfy the operating requirements of our business through at least the next 12 months. Our material cash sources include:

•Unrestricted cash: We ended the second quarter of 2026 with $368.6 million in unrestricted cash.
•Lease cash flows: We ended the second quarter of 2026 with $16.4 billion in contracted minimum rental payments on the aircraft in our existing fleet. These rental payments are a primary driver of our short and long-term operating cash flow. As of June 30, 2026, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.2 billion. For further detail on our minimum future rentals for the remainder of 2026 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Aircraft sales: As stated above, following the Merger, we are focused on portfolio optimization and deleveraging and aircraft sales are an important aspect of achieving these goals. We continue to see robust demand in the secondary market to support our aircraft sales program. We have $5.1 billion of aircraft in our sales pipeline, which includes approximately $5.1 billion of aircraft classified as flight equipment held for sale as of June 30, 2026 and $25.4 million of aircraft subject to letters of intent. We currently expect the sales of the aircraft in our sales pipeline to be completed by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period.
•Unsecured revolving credit facility: In connection with the Merger, we assumed the revolving credit agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by a first amendment, dated March 25, 2026 (as amended, the “Revolving Credit Agreement). The Revolving Credit Agreement provides us access to up to $3.5 billion in revolving loans (the “Revolving Credit Facility”) for working capital purposes and other general corporate purposes. We had $400.0 million outstanding under the Revolving Credit Facility as of June 30, 2026 and no amounts outstanding as of August 10, 2026.
•Senior unsecured securities: We have historically been a frequent issuer in the investment grade capital markets, opportunistically issuing unsecured notes, primarily through our Medium-Term Note Program at attractive cost of funds and other senior unsecured securities. In addition, in connection with the Merger, at the Effective Time, we assumed $4.0 billion aggregate principal amount of senior notes issued by Merger Sub prior to the closing of the Merger.
•Unsecured bank facilities: We have historically entered into new unsecured credit facilities from time to time as a means to supplement our liquidity and sources of funding. These loans are typically pre-payable without penalty at any time offering us significant flexibility in different rate environments.
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

3 Aircraft in our sales pipeline is as of June 30, 2026, and includes letters of intent and sale agreements signed through August 10, 2026.
4 While our management’s historical experience is that non-binding letters of intent for aircraft sales generally lead to binding contracts, we cannot be certain that we will ultimately execute binding sales agreements for all or any of the aircraft subject to letters of intent or predict the timing of closing for any such aircraft sales.

Historically, there has also been a lag between a rise in interest rates and subsequent increases in lease rates. We have experienced increasing lease rates on new lease agreements and lease extensions since 2023, which are serving to partially offset increased borrowing costs. We believe the strong lease rates we have experienced will continue as airlines adjust to a persistently elevated interest rate environment, which will continue to support our funding advantage relative to our airline customers. In addition, lease rates are influenced by several factors above and beyond interest rates, including supply technicals driven by aircraft demand, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment.

As of June 30, 2026, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it could increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part II — Item 1A. Risk Factors” on Form 10-Q for the quarter ended March 31, 2026.

Our material cash requirements are primarily comprised of debt service payments, payments to SMBC AC, as the servicer under the Servicing Agreement, and general operating expenses. See Note 17 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our servicing agreement. The amount of our cash requirements depends on a variety of factors, including the ability of our lessees to meet their contractual obligations with us, the timing of aircraft sales from our fleet, the timing and amount of our debt service obligations, potential aircraft acquisitions, and the general economic environment in which we operate.

Our material cash requirements as of June 30, 2026, are as follows (in thousands):

	Last 6 months of 2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations	$3,224,591	$5,021,836	$3,851,192	$2,617,990	$2,104,086	$3,438,861	$20,258,556
Servicing fees(1)	84,547	128,277	63,858	59,409	55,542	216,894	608,527
Interest payments on debt outstanding(2)	413,417	732,113	471,237	299,396	225,765	259,670	2,401,598
Total	$3,722,555	$5,882,226	$4,386,287	$2,976,795	$2,385,393	$3,915,425	$23,268,681

(1) Future servicing fees includes estimated contractual servicing fees based on lease agreements for our owned and managed aircraft and sales agreements related to held for sale aircraft, each as in effect as of June 30, 2026.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at June 30, 2026, which is inclusive of any cross-currency hedging arrangements, and assumes no additional interest amounts, which may become due upon the occurrence of certain events described in the applicable indenture governing our senior unsecured securities, become due.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock, in each case, when and if declared by our board of directors. See “—Preferred Equity” below for additional information on our preferred stock.

Cash Flows

The comparability of our operating results for the period from April 8, 2026 through June 30, 2026 (Successor), January 1, 2026 through April 7, 2026 (Predecessor) and six-month periods ended June 30, 2025 (Predecessor) was impacted by the Merger. Although U.S. GAAP requires that we report our results for the Predecessor period before the Merger and the Successor period after the Merger separately, our operating results for the six months ended June 30, 2026 are shown by combining the results of the Predecessor and Successor periods (“Non-GAAP Combined”) in order to compare to the same period in the prior year. See ”Results of Operations–—Factors Affecting Comparability of Financial Results” below for further discussion. The following table summarizes our cash flows for the periods presented (in thousands):

	Successor	Predecessor		Non-GAAP Combined
	Period from April 8 - June 30,	Period from January 1 - April 7,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2025	2026
Net cash provided by operating activities	$134,385	$480,868	$861,957	$615,253
Net cash used in investing activities	$(9,410,419)	$(618,337)	$(972,368)	$(10,028,756)
Net cash provided by financing activities	$9,193,739	$120,447	$93,309	$9,314,186

During the Non-GAAP Combined six months ended June 30, 2026, net cash provided by operating activities decreased primarily due to a $248.3 million increase in cash tax payments compared to the six months ended June 30, 2025, driven by significantly higher projected aircraft sales in 2026, partially offset by movements in our working capital. The net cash used in investing activities increased substantially as a result of the $11.1 billion cash outflow associated with the Merger, partially offset by proceeds from sales, trading and other activity. Net cash provided by financing activities increased primarily due to $5.4 billion of equity contributions from our Investors and $5.0 billion of proceeds from the issuance of new debt, which were used in part to fund the Merger.

Debt

Our debt financing at June 30, 2026 and December 31, 2025 is summarized below (in thousands):

	Successor	Predecessor
	June 30, 2026	December 31, 2025
Unsecured
Senior unsecured securities	$15,019,280	$13,860,558
Term financings	4,221,900	3,846,800
Commercial paper	—	1,361,400
Revolving Credit Facility	400,000	—
Other revolving credit facilities	450,000	300,000
Total unsecured debt financing	20,091,180	19,368,758
Secured
Term financings	—	318,348
Export credit financing	167,376	175,238
Total secured debt financing	167,376	493,586

Total debt financing	20,258,556	19,862,344
Less: Debt discounts and issuance costs	(65,036)	(132,215)
Less: Fair value adjustment	(196,741)	—
Debt financing, net of discounts and issuance costs	$19,996,779	$19,730,129
Selected interest rates and ratios:
Composite interest rate(1)	4.33%	4.15%
Composite interest rate on fixed-rate debt(1)	4.15%	3.91%
Percentage of total debt at a fixed-rate	74.14%	76.85%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of June 30, 2026 and December 31, 2025, we had $15.0 billion and $13.9 billion in senior unsecured securities outstanding, respectively, which includes our medium term notes issued under our indenture, dated as of November 20, 2018. We did not repay any medium term notes in connection with the closing of the Merger. Our outstanding senior unsecured securities as of June 30, 2026 include an aggregate of $4.0 billion principal amount of notes issued by Merger Sub and assumed by us upon closing of the Merger.

In connection with the Merger, on March 24, 2026, Merger Sub issued $800.0 million aggregate principal amount of 4.400% Senior Notes due 2028, $1.2 billion aggregate principal amount of 4.500% Senior Notes due 2029, $1.5 billion aggregate principal amount of 4.850% Senior Notes due 2031 and $500.0 million aggregate principal amount of 5.500% Senior Notes due 2036 (collectively, the “Notes”) pursuant to an indenture, dated as of March 24, 2026, among Merger Sub and Computershare Trust Company, N.A., as trustee. Upon consummation of the Merger and in accordance with the indenture governing the Notes and related agreements, the Notes became our obligations. The indenture that governs the Notes requires us to comply with certain covenants, including restrictions on our ability to (i) incur liens on assets and (ii) merge, consolidate or transfer all or substantially all of our assets. The indenture governing the Notes contains customary events of default. In the case of an event of default, the lenders may require repayment of all outstanding borrowings. In connection with the issuance of the Notes, Merger Sub entered into a registration rights agreement (the “Registration Rights Agreement”), which became our obligation upon consummation of the Merger whereby we agreed to use our commercially reasonable efforts to file and cause to become effective a registration statement for a registered offer to exchange the Notes for new notes, with terms substantially identical in all material respects to the Notes. Under certain circumstances, we may be required to file a shelf registration statement to allow for resales of the Notes. We may be obligated to pay additional interest on the Notes if we fail to comply with obligations under the Registration Rights Agreement.

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

We did not redeem any medium term notes in connection with the closing of the Merger.

Unsecured syndicated revolving credit facility

Prior to the Merger, we had an unsecured revolving credit facility (the “Legacy Revolving Credit Facility”). We terminated and repaid in full all outstanding loans and other amounts due under our Legacy Revolving Credit Facility in an aggregate amount of $3.0 billion at the closing of the Merger.

In connection with the Merger, we assumed the Revolving Credit Agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by the First Amendment, dated March 25, 2026 (as amended, the “Revolving Credit Agreement”). As a result of the Merger, the benefits and obligations of Merger Sub under the Revolving Credit Agreement became our obligations as the surviving corporation in the Merger. The Revolving Credit Agreement provides us access to up to $3.5 billion in revolving loans for working capital purposes and other general corporate purposes. The Revolving Credit Facility bears interest at Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus a margin of 1.25% and matures on April 8, 2029. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. The interest rate and facility fees are subject to changes in our credit ratings. The Revolving Credit Agreement contains certain covenants and undertakings, subject to customary exceptions and qualifications, including (but not limited to) (i) maintenance of consolidated stockholder’s equity at or above $2.5 billion, (ii) maintenance of consolidated unencumbered assets at or above 125% of consolidated unsecured indebtedness and (iii) maintenance of interest coverage ratio at or above 1.50x, in each case as such terms are more particularly defined in the definitive documentation. The Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the Revolving Credit Facility and require immediate repayment of all outstanding borrowings. We had $400.0 million outstanding under the Revolving Credit Facility as of June 30, 2026.

Other unsecured revolving credit facilities

As of June 30, 2026, and December 31, 2025, we had $450.0 million and $300.0 million outstanding, respectively, under our other unsecured revolving credit facilities. Borrowings under the facility outstanding as of June 30, 2026 bear interest at Adjusted Term SOFR (as defined in the facility) plus 1.05% and the facility has an outside termination date of April 7, 2028 unless terminated earlier. The facility is not guaranteed and is available at the sole discretion of the lender, who may modify or terminate the facility at any time.

Unsecured term financings

As of June 30, 2026 and December 31, 2025, the outstanding balance on our unsecured term financings was $4.2 billion and $3.8 billion, respectively.

In connection with the Merger, Merger Sub entered into a term loan credit agreement by and among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, as amended by the First Amendment to the Term Loan Credit Agreement, dated as of March 25, 2026 (as amended, the “Acquisition Term Loan Agreement”), pursuant to which the lenders provided a $1.0 billion term loan (the “Acquisition Term Loan”), which was used to fund a portion consideration in the Merger. The Acquisition Term Loan bears interest at Adjusted Term SOFR (as defined in the Acquisition Term Loan Agreement) plus a margin of 1.25% subject to adjustment based on our credit rating and matures on October 8, 2027. As a result of the Merger, the obligations of Merger Sub under the Acquisition Term Loan became our obligations as the surviving corporation in the Merger. There was $1.0 billion outstanding under the Acquisition Term Loan as of June 30, 2026. We repaid $350.4 million in other unsecured debt financings in connection with the Merger.

In July 2026, we entered into and funded $650.0 million unsecured term loan, which bears interest at a floating rate of one- Term SOFR plus a margin of 0.90% and matures on July 22, 2027. Under the terms of the loan agreement, we may request an increase in the lender commitments by an additional $600.0 million, subject to an outside funding date of October 27, 2026. The term loan contains customary covenants and events of default consistent with the our Revolving Credit Facility. As of August 10, 2026, the additional capacity of $600.0 million remain unfunded.

In addition, in July 2026, we entered into a $500.0 million unsecured term loan, which bears interest at a floating rate of three-month Term SOFR plus a margin of 0.90% and matures on December 30, 2026. The term loan contains customary covenants and events of default consistent with the our Revolving Credit Facility.

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

Secured debt financings

As of June 30, 2026, we had an outstanding balance of $167.4 million in secured debt financings, and had pledged two aircraft as collateral, with a net book value of $244.2 million. As of December 31, 2025, we had an outstanding balance of $493.6 million in secured debt financings and had pledged ten aircraft as collateral with a net book value of $728.6 million. All of our secured obligations as of June 30, 2026 and December 31, 2025 were recourse in nature. We repaid $254.2 million in secured debt financings in connection with the Merger.

Commercial paper program

On January 21, 2025, we established a commercial paper program under which we could issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper have been used for general corporate purposes, which included, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of June 30, 2026 we did not have an outstanding balance under the commercial paper program.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of June 30, 2026 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of June 30, 2026	Liquidation Preference as of June 30, 2026(1)	Issue Date	Dividend Rate in Effect at June 30, 2026(2)	Next Dividend Rate Reset Date	Dividend Rate After Reset Date
Series B	300,000	$300,000	March 2, 2021	8.334%	June 15, 2031	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

(3) With respect to the Series D Preferred Stock, the dividend rate during any reset period is subject to a floor of 6.00%.

For more information regarding our preferred stock issued and outstanding, see Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table summarizes the quarterly cash dividends that we paid during the six months ended June 30, 2026 on our outstanding Series B, Series C and Series D Preferred Stock (in thousands):

	Payment Date
	Successor	Predecessor
Title of Each Class	June 15, 2026	March 15, 2026
Series B Preferred Stock	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094
Series D Preferred Stock	$4,500	$4,500

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

In connection with the Merger, we continue to manage the aircraft management platforms above; however, certain services for the aircraft and leases are subserviced by SMBC AC.

For more information regarding our aircraft under management, see Note 16 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. In connection with the Merger, our investment grade credit ratings were affirmed, through a formal rating assessment process, by the relevant rating agencies. The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Short-Term Rating	Corporate Rating	Outlook	Date of Last Long-term Debt and Corporate Ratings Action
Kroll Bond Ratings	A-	K-1	A-	Stable	April 8, 2026
Standard and Poor’s	BBB	A-2	BBB	Stable	April 8, 2026
Fitch Ratings	BBB	F-3	BBB	Negative	May 8, 2026

While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it could increase the interest rate applicable to certain of our financings.

Results of Operations

Factors Affecting Comparability of Financial Results

As noted above, the Merger was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, we have up to one year from the Effective Time to obtain the information necessary to finalize the fair values of the assets acquired and liabilities assumed. As of June 30, 2026, the purchase accounting allocation remained preliminary. The application of acquisition accounting resulted in certain adjustments that affect the comparability of our results of operations to those of our Predecessor, including changes in the carrying values of assets acquired and liabilities assumed and the related depreciation and amortization expense, as well transaction expenses associated with the Merger. Refer to Note 3 Merger Transaction and Purchase Accounting, to the accompanying Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the preliminary allocation of consideration transferred to the assets acquired and liabilities assumed.

The comparability of our operating results for the period from April 8, 2026 through June 30, 2026 (Successor), January 1, 2026 through April 7, 2026 (Predecessor) and the three- and six-month periods ended June 30, 2025 (Predecessor) was impacted by the Merger. Although U.S. GAAP requires that we report our results for the Predecessor period before the Merger and the Successor period after the Merger separately, our operating results for the three and six months ended June 30, 2026 are shown by combining the results of the Predecessor and Successor periods (“Non-GAAP Combined”) in order to compare to the same period in the prior year. The combined results for the three months ended June 30, 2026 represent the sum of the reported amounts for the Predecessor period from April 1, 2026 through April 7, 2026 and the Successor period from April 8, 2026 through June 30, 2026. The combined results for the six months ended June 30, 2026 represent the sum of the reported amounts for the Predecessor period from January 1, 2026 through April 7, 2026 and the Successor period from April 8, 2026 through June 30, 2026. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP because a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor and have not been prepared as pro forma results under applicable regulations. The Non-GAAP Combined results do not reflect the actual results we would have achieved had the Merger occurred at the beginning of fiscal 2026 and are not necessarily indicative of future results. Accordingly, the results for the combined three- and six-month periods ended June 30, 2026 (prepared on a Non-GAAP basis) and the three- and six-month periods ended June 30, 2025 (prepared on a GAAP basis) may not be comparable.

The following discussion and analysis should be read together with our Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as Air Lease Corporation’s (Predecessor) Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the Company’s operating results for the Successor period from April 8, 2026 through June 30, 2026, the Predecessor periods from April 1, 2026 through April 7, 2026 and January 1, 2026 through April 7, 2026, the non-GAAP combined three- and six-month periods ended June 30, 2026, and the three and six months ended June 30, 2025 (in thousands, except per share amounts and percentages):

	Successor	Predecessor				Non-GAAP Combined	Non-GAAP Combined
	Period from April 8 - June 30,	Period from April 1 - April 7,	Three Months Ended June 30,	Period from January 1 - April 7,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2025	2026	2025	2026	2026
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$556,216	$51,147	$647,661	$717,822	$1,284,893	$607,363	$1,274,038
Maintenance rentals and other receipts	2,739	914	31,048	8,155	39,185	3,653	10,894
Total rental of flight equipment revenue	558,955	52,061	678,709	725,977	1,324,078	611,016	1,284,932
Gain on aircraft sales and trading and other income	16,317	13,743	52,987	79,050	145,900	30,060	95,367
Total revenues and other income	575,272	65,804	731,696	805,027	1,469,978	641,076	1,380,299

Expenses
Interest	215,231	16,112	209,087	217,956	417,661	231,343	433,187
Amortization of debt discounts and issuance costs	3,386	937	13,217	13,345	27,212	4,323	16,731
Amortization of fair value adjustments	30,596	—	—	—	—	30,596	30,596
Interest expense	249,213	17,049	222,304	231,301	444,873	266,262	480,514
Depreciation of flight equipment	195,906	23,953	304,288	333,736	603,307	219,859	529,642
Recoveries of Russian fleet write-off	—	—	(344,002)	—	(675,940)	—	—
Selling, general and administrative	105,927	4,261	49,851	64,452	109,199	110,188	170,379
Servicing fees and expenses	6,935	—	—	—	—	6,935	6,935
Stock-based compensation expense	26,299	309	12,674	5,405	30,290	26,608	31,704
Total expenses	584,280	45,572	245,115	634,894	511,729	629,852	1,219,174
(Loss) Income before taxes	(9,008)	20,232	486,581	170,133	958,249	11,224	161,125
Income tax benefit/(expense)	1,314	5,732	(101,414)	(18,274)	(197,249)	7,046	(16,960)
Net (loss)/income	$(7,694)	$25,964	$385,167	$151,859	$761,000	$18,270	$144,165
Preferred stock dividends	(11,081)	—	(11,081)	(11,081)	(22,163)	(11,081)	(22,162)
Net (loss)/income attributable to common stockholders	$(18,775)	$25,964	$374,086	$140,778	$738,837	$7,189	$122,003

Other financial data
Pre-tax margin	(1.6)%	30.7%	66.5%	21.1%	65.2%	1.8%	11.7%
Adjusted net income before income taxes(1)	$104,917	$21,529	$157,389	$186,908	$326,878	$126,446	$291,825
Adjusted pre-tax margin(1)	18.2%	32.7%	21.5%	23.2%	22.2%	19.7%	21.1%
__________________________________________
(1)See “—Non-GAAP Financial Measures” below for further information on adjusted net income and adjusted pre-tax margin and reconciliations to the most closely related GAAP measures.

Comparison of the Combined Successor and Predecessor Periods for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Lease rentals

Our rental of flight revenues for the Non-GAAP Combined three months ended June 30, 2026, decreased by approximately 6%, to $607.4 million, which included amortization expense related to initial direct costs and lease intangibles of $2.6 million as compared to $647.7 million, which included amortization expense related to initial direct costs of $22.7 million for the three months ended June 30, 2025. The decrease is primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, resulting from the sale of our orderbook and continued sales activity. The net book value of our flight equipment subject to operating leases decreased to $23.9 billion as of June 30, 2026 from a net book value of $29.1 billion as of June 30, 2025. While we expect to opportunistically acquire aircraft in the future, following the Merger, our focus will be on portfolio optimization and deleveraging. We believe we will achieve this by capitalizing on the strength of the secondary trading market for aircraft sales. As such, we do not expect any significant growth in our lease rentals as we continue to optimize our fleet.

Maintenance rentals and other receipts

During the Non-GAAP Combined three months ended June 30, 2026, we recorded $3.7 million in maintenance rentals and other receipts as compared to $31.0 million for the three months ended June 30, 2025. The decrease is primarily due to lower end of lease revenue recognized. During the Non-GAAP Combined three months ended June 30, 2026, we recognized $2.7 million in end of lease revenue, as compared to $20.3 million recognized during the three months ended June 30, 2025.

Gain on aircraft sales and trading and other income

Our gain on aircraft sales and trading and other income decreased to $30.1 million compared to $53.0 million for the three months ended June 30, 2025. The decrease was mainly driven by lower gains on aircraft sales due to the impact of acquisition accounting and lower management fee revenue due to a decrease in the number of managed aircraft from the prior year period. As a result of the application of the acquisition method of accounting, the carrying values of our flight equipment held for sale as of the date of the Merger were adjusted to fair value. As a result, we did not record any gains on aircraft sales for the seven aircraft sold between the April 8, 2026 closing of the Merger through June 30, 2026. During the Predecessor period from April 1, 2026 through April 7, 2026, we sold two aircraft to third parties resulting in $12.7 million in gains compared to $16.7 million in gains from the sale of four aircraft for the three months ended June 30, 2025. Sales proceeds for the nine aircraft sold during the Non-GAAP Combined three months ended June 30, 2026 were $423.2 million.

Interest expense

During the Non-GAAP Combined three months ended June 30, 2026, we recorded $266.3 million for interest expense, which included amortization of fair value adjustments of $30.6 million, compared to $222.3 million for the three months ended June 30, 2025. The increase was primarily attributable to the amortization of fair value adjustments resulting from purchase accounting, together with an increase in our composite cost of funds from 4.28% as of June 30, 2025 to 4.33% as of June 30, 2026.

Depreciation expense

During the Non-GAAP Combined three months ended June 30, 2026, we recorded $219.9 million in depreciation expense of flight equipment compared to $304.3 million for the three months ended June 30, 2025. During the Successor period from April 8, 2026 through June 30, 2026, approximately $4.5 billion of aircraft assets were reclassified to flight equipment held for sale. We cease recognition of depreciation expense once an aircraft is classified as held for sale resulting in a decrease in our depreciation expense for the period. To comply with the acquisition method of accounting, assets acquired, including our flight equipment subject to operating leases, should be recognized on the consolidated balance sheet at fair value as of the acquisition date, with certain exceptions. We completed the valuation analyses necessary to assess the preliminary fair values of the assets acquired which impacted our depreciation expense post-Merger. Going forward, we expect depreciation expense to continue to track the net book value of our flight equipment subject to operating leases.

Recoveries of Russian fleet write-off

During the three months ended June 30, 2025, we recognized a net benefit of $344.0 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $339.4 million in cash insurance settlement proceeds and a $4.6 million benefit related to our equity interest in our managed fleet. We did not have any corresponding insurance settlements during the Non-GAAP Combined three months ended June 30, 2026.

Stock-based compensation expense

During the Non-GAAP Combined three months ended June 30, 2026, we recorded stock-based compensation expense of $26.6 million compared to $12.7 million for the three months ended June 30, 2025. The increase in stock-based compensation was primarily driven by the acceleration of certain RSUs resulting from the previously disclosed workforce reduction.

Selling, general and administrative expenses

During the Non-GAAP Combined three months ended June 30, 2026, we recorded selling, general and administrative expenses of $110.2 million, compared to $49.9 million for the three months ended June 30, 2025. Selling, general and administrative expenses increased primarily due to non-recurring merger related expenses of $64.8 million for the three months ended June 30, 2026. Selling, general and administrative expenses represented 17.2% and 6.8% as a percentage of total revenue for the Non-GAAP Combined three months ended June 30, 2026 and June 30, 2025, respectively. Excluding merger-related costs, selling, general and administrative expenses represented 7.1% for the Non-GAAP Combined three months ended June 30, 2026.

Servicing fees

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by the Company, to act as exclusive servicer to the Company, in respect of its aircraft leased to non-U.S. airlines. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-U.S. airlines. During the Successor period of April 8, 2026 to June 30, 2026, the Company incurred $6.9 million in fees pursuant to the Servicing Agreement.

Taxes

Our blended effective tax rate for the Non-GAAP Combined three months ended June 30, 2026 was 62.8% compared to 20.8% for the three months ended June 30, 2025. The blended rate was significantly influenced by the application of Successor and Predecessor reporting following the Merger. The resulting effective tax rate was significantly distorted and is not indicative of the Company’s expected long-term effective tax rate. The effective tax rate for the Successor period from April 8, 2026 through June 30, 2026 was 14.59%.

Net income attributable to common stockholders

During the Non-GAAP Combined three months ended June 30, 2026, we reported a net income attributable to common stockholders of $7.2 million, compared to net income attributable to common stockholders of $374.1 million for the three months ended June 30, 2025. The year-over-year decline was primarily driven by lower revenues, including the absence of the $344 million insurance recovery related to our Russian fleet recognized in the prior-year period, as well as higher selling, general and administrative expenses and increased interest expense. Collectively, these factors resulted in the decrease in net income attributable to common stockholders.

Adjusted net income before income taxes

During the Non-GAAP Combined three months ended June 30, 2026, adjusted net income before income taxes decreased to $126.4 million from $157.4 million for the three months ended June 30, 2025. The decline was primarily driven by lower revenues and an increase in interest expense due to the increase in our composite cost of funds.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP. See “—Non-GAAP Financial Measures” below for further information on adjusted net income and reconciliation to the most closely related GAAP measures.

Comparison of the Combined Successor and Predecessor Periods for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Lease rentals

During the Non-GAAP Combined six months ended June 30, 2026, we recorded $1.27 billion in lease rental revenue, which included amortization expense related to initial direct costs and lease intangibles of $23.6 million, as compared to $1.28 billion in lease rental revenue, which included amortization expense related to initial direct costs of $45.4 million for the six months ended June 30, 2025. The decrease is primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, resulting from the sale of our orderbook and continued sales activity. The net book value of our flight equipment subject to operating leases decreased to $23.9 billion as of June 30, 2026 from a net book value of $29.1 billion as of June 30, 2025. While we expect to opportunistically acquire aircraft in the future, following the Merger, our focus will be on portfolio optimization and deleveraging. We believe we will achieve this by capitalizing on the strength of the secondary trading market for aircraft sales. As such, we do not expect any significant growth in our lease rentals as we continue to optimize our fleet.

Maintenance rentals and other receipts

During the Non-GAAP Combined six months ended June 30, 2026, we recorded $10.9 million in maintenance rentals and other receipts as compared to $39.2 million for the six months ended June 30, 2025. The decrease is primarily due to lower end of lease revenue recognized. During the Non-GAAP Combined six months ended June 30, 2026, we recognized $2.7 million in end of lease revenue, as compared to $20.3 million recognized during the six months ended June 30, 2025.

Gain on aircraft sales and trading and other income

During the Non-GAAP Combined six months ended June 30, 2026, Gain on aircraft sales and trading and other income decreased to $95.4 million compared to $145.9 million for the six months ended June 30, 2025. The decrease was mainly driven by lower gains on aircraft sales due to the impact of acquisition accounting and lower management fee revenue due to a decrease in the number of managed aircraft from the prior year period. As a result of the application of the acquisition method of accounting, the carrying values of our flight equipment held for sale as of the date of the Merger were adjusted to fair value. As a result, we did not record any gains on aircraft sales for the seven aircraft sold between the April 8, 2026 closing of the Merger through June 30, 2026. During the Predecessor period from January 1, 2026 through April 7, 2026, we sold eight aircraft to third parties and entered into one sales-type lease transaction resulting in $66.0 million in gains compared to $85.2 million in gains from the sale of 20 aircraft and from one sales-type lease transaction for the six months ended June 30, 2025. Sales proceeds for the nine aircraft sold during the Non-GAAP Combined six months ended June 30, 2026 was $698.1 million.

Interest expense

During the Non-GAAP Combined six months ended June 30, 2026, we recorded $480.5 million for interest expense, which included amortization of fair value adjustments of $30.6 million, compared to $444.9 million for the six months ended June 30, 2025. The increase was primarily attributable to the amortization of fair value adjustments resulting from purchase accounting, together with an increase in our composite cost of funds from 4.28% as of June 30, 2025 to 4.33% as of June 30, 2026.

Depreciation expense

During the Non-GAAP Combined six months ended June 30, 2026, we recorded $529.6 million in depreciation expense of flight equipment compared to $603.3 million for the six months ended June 30, 2025. During the Successor period from April 8, 2026 through June 30, 2026, approximately $4.5 billion of aircraft assets were reclassified to flight equipment held for sale. We cease recognition of depreciation expense once an aircraft is classified as held for sale resulting in a decrease in our depreciation expense for the period. To comply with the acquisition method of accounting, assets acquired, including our flight equipment subject to operating leases, should be recognized on the consolidated balance sheet at fair value as of the acquisition date, with certain exceptions. We completed the valuation analyses necessary to assess the preliminary fair values of the assets acquired which impacted our depreciation expense post-Merger. Going forward, we expect depreciation expense to continue to track the net book value of our flight equipment subject to operating leases.

Recoveries of Russian fleet write-off

During the six months ended June 30, 2025, we recognized a net benefit of $675.9 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $667.9 million in cash insurance settlement proceeds and an $8.0 million benefit related to our equity interest in our managed fleet. We did not have any corresponding insurance settlements during the Non-GAAP Combined six months ended June 30, 2026.

Selling, general and administrative expenses

During the Non-GAAP Combined six months ended June 30, 2026, we recorded selling, general and administrative expenses of $170.4 million, compared to $109.2 million for the six months ended June 30, 2025. Selling, general and administrative expenses increased primarily due to non-recurring merger related expenses of $73.8 million for the six months ended June 30, 2026. Selling, general and administrative expenses represented 12.3% and 7.4% as a percentage of total revenue for the Non-GAAP Combined six months ended June 30, 2026 and six months ended June 30, 2025, respectively. Excluding merger-related costs, selling, general and administrative expenses represented 7.0% of total revenue for the Non-GAAP Combined six months ended June 30, 2026.

Servicing fees

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by the Company, to act as exclusive servicer to the Company, in respect of its aircraft leased to non-U.S. airlines. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-U.S. airlines. During the Successor period of April 8, 2026 to June 30, 2026, the Company incurred $6.9 million in fees pursuant to the Servicing Agreement.

Taxes

Our blended effective tax rate for the Non-GAAP Combined six months ended June 30, 2026 was 10.53% compared to 20.58%
for the six months ended June 30, 2025. The blended rate was significantly influenced by the application of Successor and Predecessor reporting following the Merger. The resulting effective tax rate was significantly distorted and is not indicative of the Company’s expected long-term effective tax rate. The effective tax rate for the Successor period from April 8, 2026 through June 30, 2026 was 14.59%.

Net income attributable to common stockholders

During the Non-GAAP Combined six months ended June 30, 2026, we reported net income attributable to common stockholders of $122.0 million, compared to net income attributable to common stockholders of $738.8 million, for the six months ended June 30, 2025. The year-over-year decline was primarily driven by lower revenues, including the absence of the $675.9 million insurance recovery related to our Russian fleet recognized in the prior-year period, as well as higher selling, general and administrative expenses and increased interest expense as discussed above. Collectively, these factors resulted in the decrease in net income attributable to common stockholders.

Adjusted net income before income taxes

During the Non-GAAP Combined six months ended June 30, 2026, we recorded adjusted net income before income taxes of $291.8 million, compared to adjusted net income before income taxes of $326.9 million, for the six months ended June 30, 2025. Our adjusted net income decreased due to decrease in revenues as discussed above and higher interest expense due to the increase in our composite cost of funds.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP. See “—Non-GAAP Financial Measures” below for further information on adjusted net income and reconciliation to the most closely related GAAP measures.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our operating performance. We believe that these non-GAAP financial measures provide investors with useful information about our financial performance and liquidity, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important measures used by our management for financial and operational decision-making. These non-GAAP measures should not be considered in isolation of, or as a substitute or an alternative to, measures prepared and presented in accordance with GAAP.

Adjusted debt-to-equity ratio

We define adjusted debt-to-equity ratio as adjusted debt divided by adjusted equity. Adjusted debt is defined as debt financing, net of discounts and issuance costs minus cash and cash equivalents plus a 50% equity credit with respect to our then outstanding preferred equity. Adjusted equity is defined as total stockholders’ equity minus a 50% equity credit with respect to our then outstanding preferred equity. Management believes that adjusted debt-to-equity ratio may further assist investors in their understanding of our capital structure and leverage.

We are not providing a reconciliation for our non-GAAP adjusted debt-to-equity ratio target, as we are unable to provide a meaningful calculation or estimation of reconciling items without unreasonable effort. This is due to the inherent difficulty of forecasting the timing or amount of items that would impact GAAP debt-to-equity ratio that have not yet occurred, are out of our control or cannot be reasonably predicted.

The following table shows the reconciliation of our adjusted debt-to-equity ratio to GAAP debt-to-equity ratio (in thousands, except ratios):

Successor
June 30, 2026
Debt financing, net of discounts and issuance costs	$19,996,779
Adjusted for:
Cash and cash equivalents	(368,606)
50% credit for preferred stock	450,000
Adjusted Debt	$20,078,173

Total stockholders’ equity	$6,118,868
Adjusted for:
50% credit for preferred stock	(450,000)
Adjusted Equity	$5,668,868

Debt-to-equity ratio	3.3 to 1
Adjusted debt-to-equity ratio	3.5 to 1

Adjusted Net Income Before Income Taxes and Adjusted Pre-Tax Margin

We define adjusted net income before income taxes as net (loss)/income attributable to common stockholders excluding the effects of certain non-cash items and other items that we do not believe are indicative of our ongoing operations, such as retirement compensation, merger related costs, recoveries related to our former Russian fleet, and certain other items. We define adjusted pre-tax margin as adjusted net (loss)/income before income taxes divided by total revenues. Adjusted net income before income taxes and adjusted pre-tax margin are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net (loss)/income attributable to common stockholders and pre-tax margin, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes and adjusted pre-tax margin are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

Management and our board of directors use adjusted net income before income taxes and adjusted pre-tax margin to assess our consolidated financial and operating performance. Management believes these measures are helpful in evaluating the operating performance of our ongoing operations and identifying trends in our performance, because they remove the effects of certain non-cash items, and other items that we do not believe are indicative of our ongoing operations. Adjusted net income before income taxes and adjusted pre-tax margin, however, should not be considered in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Adjusted net income before income taxes and adjusted pre-tax margin do not reflect our cash expenditures or changes in our cash requirements for our working capital needs. In addition, our calculation of adjusted net income before income taxes and adjusted pre-tax margin may differ from the adjusted net income before income taxes and adjusted pre-tax margin, or analogous calculations of other companies in our industry, limiting their usefulness as a comparative measure.

The following table shows the reconciliation of adjusted net income before income taxes which is the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Successor	Predecessor				Non-GAAP Combined	Non-GAAP Combined
	Period from April 8 - June 30,	Period from April 1 - April 7,	Three Months Ended June 30,	Period from January 1 - April 7,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2025	2026	2025	2026	2026

Reconciliation of the numerator for adjusted pre-tax margin (net (loss)/income attributable to common stockholders to adjusted net income before income taxes):
Net (loss)/income attributable to common stockholders	$(18,775)	$25,964	$374,086	$140,778	$738,837	$7,189	$122,003
Amortization of debt discounts and issuance costs	3,386	937	13,217	13,345	27,212	4,323	16,731
Amortization of fair value adjustments	30,596	—	—	—	—	30,596	30,596
Recoveries of Russian fleet write-off	—	—	(344,002)	—	(675,940)	—	—
Stock-based compensation expense	26,299	309	12,674	5,405	30,290	26,608	31,704
Retirement compensation expense	—	—	—	—	9,230	—	—
Merger related costs	64,725	51	—	9,106	—	64,776	73,831
Income tax (benefit)/expense	(1,314)	(5,732)	101,414	18,274	197,249	(7,046)	16,960
Adjusted net income before income taxes	$104,917	$21,529	$157,389	$186,908	$326,878	$126,446	$291,825

Denominator for adjusted pre-tax margin:
Total revenues	$575,272	$65,804	$731,696	$805,027	$1,469,978	$641,076	$1,380,299
Adjusted pre-tax margin(a)	18.2%	32.7%	21.5%	23.2%	22.2%	19.7%	21.1%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues.

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2025. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact on our Consolidated Financial Statements. See to Note 2 and Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about critical accounting policies and estimates related to the election of acquisition accounting in connection with the Merger. The allocation of the Total Purchase Price to the Company’s assets and liabilities requires the use of significant judgments to determine the inputs used to calculate preliminary estimated fair values, including long-term projections and discount rates. These fair value estimates may differ materially based upon the finalization of third-party appraisals and other valuation analyses used in connection with the acquisition accounting, which are expected no later than one year from the closing of the Merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility, other revolving credit facilities and unsecured term loans. As of June 30, 2026 and December 31, 2025, we had $5.2 billion and $4.6 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of June 30, 2026, which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $52.4 million and $46.0 million as of June 30, 2026 and December 31, 2025, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% of our lease revenues were denominated in foreign currency as of June 30, 2026 and December 31, 2025. Additionally, some of our net investments in sales-type leases, which represent 0.5% and 0.7% of our total assets as of June 30, 2026 and December 31, 2025, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the six months ended June 30, 2026, we incurred a $7.4 million loss resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.6% and 6.8% of our debt obligations were denominated in foreign currency as of June 30, 2026 and December 31, 2025, respectively; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the six months ended June 30, 2026, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency as U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

On April 8, 2026, Air Lease Corporation completed the previously announced merger of Takeoff Merger Sub Inc. with and into Air Lease Corporation, with Air Lease Corporation surviving the merger as an indirect subsidiary of Sumisho Air Lease Corporation Designated Activity Company. Management is currently evaluating the impact of the Merger on the Company’s internal control over financial reporting. Other than the changes associated with the Merger and management’s ongoing evaluation of the related impact on internal control over financial reporting, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 and under “Part II—Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 1, 2025, by and among Air Lease Corporation, Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company) and Takeoff Merger Sub Inc.	8-K	001-35121	2.1	September 2, 2025
3.1	Amended and Restated Certificate of Incorporation of Sumisho Air Lease Corporation	8-K	001-35121	3.1	April 8, 2026
3.2	Fifth Amended and Restated Bylaws of Sumisho Air Lease Corporation	8-K	001-35121	3.2	April 8, 2026
4.1	Indenture, dated as of March 24, 2026, by and between Takeoff Merger Sub Inc. and Computershare Trust Company, N.A.	8-K	001-35121	4.1	April 8, 2026
4.2	Registration Rights Agreement, dated as of March 24, 2026, by and among Takeoff Merger Sub Inc., SMBC Nikko Securities America, Inc., Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC.	8-K	001-35121	4.2	April 8, 2026
4.3	Form of Rule 144A Initial Note (2028 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.4	Form of Regulation S Initial Note (2028 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.5	Form of Rule 144A Initial Note (2029 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.6	Form of Regulation S Initial Note (2029 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.7	Form of Rule 144A Initial Note (2031 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.8	Form of Regulation S Initial Note (2031 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.9	Form of Rule 144A Initial Note (2036 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.10	Form of Regulation S Initial Note (2036 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.11	Certain instruments defining the rights of holders of long-term debt of Sumisho Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sumisho Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1†	Servicing Agreement, dated as of April 8, 2026, by and among SMBC Aviation Capital Limited, Sumisho Air Lease Corporation DAC and Sumisho Air Lease Corporation	10-Q	001-35121	10.1	May 7, 2026
10.2§	Handover Side Letter to Servicing Agreement, dated as of July 16, 2026, by and between SMBC Aviation Capital Limited and Sumisho Air Lease Corporation DAC.				Filed herewith
10.3§	Form of Grant Notice and Standard Terms and Conditions for 2023 Equity Incentive Plan Cash Awards (Time-Based Vesting).	10-Q	001-35121	10.2	May 7, 2026
10.4§	Sumisho Air Lease Corporation Annual 2026 Cash Bonus Plan.	8-K	001-35121	10.1	April 17, 2026

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5†	First Amendment to Term Loan Credit Agreement, dated as of March 25, 2026, by and among Sumisho Air Lease Finance Corporation, Takeoff Merger Sub Inc., Sumitomo Mitsui Banking Corporation and the lenders party thereto.	8-K	001-35121	10.3	April 8, 2026
10.6†	First Amendment to Revolving Credit Agreement, dated as of March 25, 2026, by and among Sumisho Air Lease Finance Corporation, Takeoff Merger Sub Inc., Sumitomo Mitsui Banking Corporation and the lenders party thereto.	8-K	001-35121	10.4	April 8, 2026
10.7§	Form Indemnification Agreement	8-K	001-35121	10.5	April 8, 2026
10.8§	Employment Agreement between ALC Aircraft Limited and David Swan, dated May 2026.				Filed herewith
10.9§	Offer of Employment between Sumisho Air Lease Corporation and Sabrina Lemmens, dated April 8, 2026.				Filed herewith
10.10§	Form of Tax Equalization Agreement (CEO, CCO, CFO).				Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	The cover page from Sumisho Air Lease Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
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

SUMISHO AIR LEASE CORPORATION

August 10, 2026	/s/ Noriyuki Hiruta
Noriyuki Hiruta
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

August 10, 2026	/s/ Sabrina Lemmens
Sabrina Lemmens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)