Form 10-Q
period 2026-09-30
SUMISHO AIR LEASE CORP
filed 2026-11-05
CIK 1487712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

At November 4, 2026, there were 200 shares of Sumisho Air Lease Corporation’s Class C common stock outstanding.

Sumisho Air Lease Corporation and Subsidiaries

Form 10-Q
For the Quarterly Period Ended September 30, 2026

		Page
Note About Forward-Looking Statements		4
	PART I—FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets—September 30, 2026 and December 31, 2025 (unaudited)	6
	Consolidated Statements of Income and Other Comprehensive Income—Successor Periods for the Three Months Ended September 30, 2026 and from April 8, 2026 through September 30, 2026; Predecessor Periods from January 1, 2026 through April 7, 2026 and Three and Nine Months Ended September 30, 2025 (unaudited)	7
	Consolidated Statements of Stockholders’ Equity—Successor Periods for the Three Months Ended September 30, 2026 and from April 8, 2026 through September 30, 2026; Predecessor Periods from January 1, 2026 through April 7, 2026 and Three and Nine Months Ended September 30, 2025 (unaudited)	8
	Consolidated Statements of Cash Flows—Successor Period from April 8, 2026 through September 30, 2026; Predecessor Period from January 1, 2026 through April 7, 2026 and Nine Months Ended September 30, 2025 (unaudited)	10
	Notes to Consolidated Financial Statements (unaudited)	12
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4	Controls and Procedures	59
	PART II—OTHER INFORMATION
Item 1	Legal Proceedings	59
Item 1A	Risk Factors	61
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3	Defaults Upon Senior Securities	61
Item 4	Mine Safety Disclosures	61
Item 5	Other Information	61
Item 6	Exhibits	62
	Signatures	64

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
•the limited covenants applicable to our senior unsecured securities may not provide protection against some events or developments that may affect our ability to repay such securities or the trading prices for such securities;
•we may be unable to generate sufficient returns on our aircraft investments which may have an adverse impact on our net income;
•failure to complete our planned aircraft sales could affect our net income and credit ratings and may lead us to use alternative sources of liquidity;
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
•aircraft have limited economic useful lives and depreciate over time and we may be required to record an impairment charge or sell aircraft for a price less than their depreciated book value, which may impact our financial results;
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
•other events affecting our business or the business of our lessees and aircraft manufacturers or their suppliers that are beyond our or their control, such as the threat or realization of epidemic diseases, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors; and

•any additional factors discussed under “Part I — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and other Securities and Exchange Commission (“SEC”) filings, including future SEC filings.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share and par value amounts)

	Successor	Predecessor
	September 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$704,100	$466,410
Restricted cash	—	3,540
Flight equipment subject to operating leases	24,045,580	35,880,458
Less accumulated depreciation	(367,823)	(6,826,828)
	23,677,757	29,053,630
Flight equipment held for sale	4,251,072	529,016
Net investment in sales-type leases	325,435	460,806
Deposits on flight equipment purchases	—	1,052,141
Other assets	897,890	1,318,150
Total assets	$29,856,254	$32,883,693
Liabilities and Stockholders’ Equity
Accrued interest and other payables	$712,150	$1,012,345
Debt financing, net of discounts and issuance costs	19,272,653	19,730,129
Security deposits on flight equipment leases	395,972	622,556
Maintenance reserves on flight equipment leases	1,762,565	1,477,046
Rentals received in advance	124,457	143,631
Deferred tax liability	1,376,533	1,425,230
Total liabilities	$23,644,330	$24,410,937
Stockholders’ Equity
Preferred Stock, $0.01 par value; 1,000,000 shares and 50,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 900,000 (aggregate liquidation preference of $900,000) shares issued and outstanding at September 30, 2026 and December 31, 2025.	$9	$9
Class A common stock, $0.01 par value; no shares and 500,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding (Successor) at September 30, 2026 and 112,035,408 shares issued and outstanding (Predecessor) at December 31, 2025.	—	1,120
Class B Non-Voting common stock, $0.01 par value; no shares and 10,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares issued or outstanding at September 30, 2026 and December 31, 2025.	—	—
Class C common stock, $0.01 par value; 1,000 shares authorized and no shares authorized at September 30, 2026 and December 31, 2025, respectively; 200 shares issued and outstanding (Successor) at September 30, 2026 and no shares issued and outstanding (Predecessor) at December 31, 2025.	—	—
Paid-in capital	6,243,960	3,383,414
(Accumulated deficit)/Retained earnings	(47,605)	5,092,929
Accumulated other comprehensive income/(loss)	15,560	(4,716)
Total stockholders’ equity	$6,211,924	$8,472,756
Total liabilities and stockholders’ equity	$29,856,254	$32,883,693
(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (unaudited)
(In thousands, except share and per share amounts)

	Successor		Predecessor
	Three Months Ended September 30,	Period from April 8 – September 30,	Three Months Ended September 30,	Period from January 1 - April 7,	Nine Months Ended September 30,
	2026	2026	2025	2026	2025

Revenues and other income
Rental of flight equipment revenue
Lease rentals	$553,420	$1,109,636	$665,576	$717,822	$1,950,469
Maintenance rentals and other receipts	3,238	5,977	15,325	8,155	54,509
Total rental of flight equipment revenue	556,658	1,115,613	680,901	725,977	2,004,978
Gain on aircraft sales and trading and other income	35,973	52,290	44,492	79,050	190,392
Total revenues and other income	592,631	1,167,903	725,393	805,027	2,195,370

Expenses
Interest	223,946	439,177	215,501	217,956	633,162
Amortization of debt discounts and issuance costs	5,393	8,779	12,880	13,345	40,092
Amortization of fair value adjustments	29,213	59,809	—	—	—
Interest expense	258,552	507,765	228,381	231,301	673,254
Depreciation of flight equipment	172,772	368,678	311,126	333,736	914,433
Recoveries of Russian fleet write-off	(27,300)	(27,300)	(60,469)	—	(736,409)
Selling, general and administrative	34,202	140,129	51,784	64,452	160,983
Servicing fees	27,569	34,504	—	—	—
Stock-based compensation expense	—	26,299	9,603	5,405	39,892
Total expenses	465,795	1,050,075	540,425	634,894	1,052,153
Income before taxes	126,836	117,828	184,968	170,133	1,143,217
Income tax expense	(19,590)	(18,276)	(38,512)	(18,274)	(235,762)
Net income	$107,246	$99,552	$146,456	$151,859	$907,455
Preferred stock dividends	(13,844)	(24,925)	(11,082)	(11,081)	(33,244)
Net income attributable to common stockholders	$93,402	$74,627	$135,374	$140,778	$874,211

Other comprehensive income/(loss):
Unrealized gain/(loss) on foreign currency derivatives	$7,176	$31,836	$18,323	$16,618	$(103,645)
Change in fair value of hedged transactions	(7,616)	(12,040)	(22,762)	(21,918)	78,795
Total tax benefit/(expense) on other comprehensive income	94	(4,236)	950	1,134	5,317
Other comprehensive income/(loss), net of tax	(346)	15,560	(3,489)	(4,166)	(19,533)
Total comprehensive income attributable to common stockholders	$93,056	$90,187	$131,885	$136,612	$854,678

Earnings per share of common stock:
Basic	n/a	n/a	$1.21	$1.26	$7.83
Diluted	n/a	n/a	$1.21	$1.25	$7.79
Weighted-average shares of common stock outstanding
Basic	n/a	n/a	111,765,032	111,951,258	111,693,352
Diluted	n/a	n/a	112,341,139	112,487,889	112,274,435
(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock		Class C Common Stock			(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital			Total
Balance at December 31, 2025 (Predecessor)	900,000	$9	112,035,408	$1,120	—	$—	—	$—	$3,383,414	$5,092,929	$(4,716)	$8,472,756
Issuance of common stock upon vesting of restricted stock units	—	—	628,526	6	—	—	—	—	(4)	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,096	—	—	5,096
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	—	—	(24,731)	—	(24,731)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(2,886)	(2,886)
Tax withholdings on stock-based compensation	—	—	(248,263)	(2)	—	—	—	—	(15,952)	—	—	(15,954)
Net income	—	—	—	—	—	—	—	—	—	125,896	—	125,896
Balance at March 31, 2026 (Predecessor)	900,000	$9	112,415,671	$1,124	—	$—	—	$—	$3,372,554	$5,183,013	$(7,602)	$8,549,098
Stock-based compensation expense	—	—	—	—	—	—	—	—	309	—	—	309
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(1,280)	(1,280)
Net income	—	—	—	—	—	—	—	—	—	25,964	—	25,964
Balance at April 7, 2026 (Predecessor)	900,000	$9	112,415,671	$1,124	—	$—	—	$—	$3,372,863	$5,208,977	$(8,882)	$8,574,091
Merger and acquisition accounting adjustments	—	—	(112,415,671)	(1,124)	—	—	—	—	2,871,097	(5,208,977)	8,882	(2,330,122)
Buyer transaction costs	—	—	—	—	—	—	—	—	—	(122,232)	—	(122,232)
Issuance of Successor common stock	—	—	—	—	—	—	200	—	—	—	—	—
Balance at April 8, 2026 - (Successor)	900,000	$9	—	$—	—	$—	200	$—	$6,243,960	$(122,232)	$—	$6,121,737
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	—	—	15,906	15,906
Net loss	—	—	—	—	—	—	—	—	—	(7,694)	—	(7,694)
Balance at June 30, 2026 - (Successor)	900,000	$9	—	$—	—	$—	200	$—	$6,243,960	$(141,007)	$15,906	$6,118,868
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	—	—	(13,844)	—	(13,844)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(346)	(346)
Net income	—	—	—	—	—	—	—	—	—	107,246	—	107,246
Balance at September 30, 2026 - (Successor)	900,000	$9	—	$—	—	$—	200	$—	$6,243,960	$(47,605)	$15,560	$6,211,924

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Preferred Stock		Class A Common Stock		Class B Non‑Voting Common Stock				Accumulated Other Comprehensive Income/(Loss)
(Predecessor)	Shares	Amount	Shares	Amount	Shares	Amount	Paid‑in Capital	Retained Earnings		Total
Balance at December 31, 2024	900,000	$9	111,376,884	$1,114	—	$—	$3,364,712	$4,147,218	$19,573	$7,532,626
Issuance of common stock upon vesting of restricted stock units	—	—	644,380	6	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	17,616	—	—	17,616
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,587)	—	(24,587)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(12,950)	(12,950)
Tax withholdings on stock-based compensation	—	—	(262,129)	(2)	—	—	(12,275)	—	—	(12,277)
Net income	—	—	—	—	—	—	—	375,832	—	375,832
Balance at March 31, 2025	900,000	$9	111,759,135	$1,118	—	$—	$3,370,053	$4,487,382	$6,623	$7,865,185
Issuance of common stock upon vesting of restricted stock units	—	—	19,060	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	12,674	—	—	12,674
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,588)	—	(24,588)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,081)	—	(11,081)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,094)	(3,094)
Tax withholdings on stock-based compensation	—	—	(13,163)	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	—	—	—	385,167	—	385,167
Balance at June 30, 2025	900,000	$9	111,765,032	$1,118	—	$—	$3,382,695	$4,836,880	$3,529	$8,224,231
Stock-based compensation expense	—	—	—	—	—	—	9,603	—	—	9,603
Cash dividends (declared $0.22 per share of Class A common stock)	—	—	—	—	—	—	—	(24,588)	—	(24,588)
Cash dividends (declared on preferred stock)	—	—	—	—	—	—	—	(11,082)	—	(11,082)
Change in foreign currency translation adjustment and in fair value of hedged transactions, net of tax	—	—	—	—	—	—	—	—	(3,489)	(3,489)
Net income	—	—	—	—	—	—	—	146,456	—	146,456
Balance at September 30, 2025	900,000	$9	111,765,032	$1,118	—	$—	$3,392,298	$4,947,666	$40	$8,341,131

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Successor	Predecessor
	Period from April 8 -September 30,	Period from January 1 - April 7,	Nine Months Ended September 30,
	2026	2026	2025

Operating Activities
Net income	$99,552	$151,859	$907,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	368,678	333,736	914,433
Recoveries of Russian fleet write-off	(27,300)	—	(736,409)
Stock-based compensation expense	—	5,405	39,892
Deferred taxes	(1,498)	19,055	234,840
Amortization of prepaid lease costs and lease intangibles	5,681	22,717	69,128
Amortization of discounts and debt issuance costs and fair value adjustments	68,588	13,345	40,092
Foreign currency remeasurement (gain)/loss on sales-type leases	6,038	2,392	—
Gain on aircraft sales, trading and other activity	(8,656)	(66,478)	(125,108)
Changes in operating assets and liabilities:
Other assets	(160,904)	42,422	40,752
Accrued interest and other payables	53,385	(20,594)	(60,202)
Rentals received in advance	3,851	(22,991)	(4,320)
Net cash provided by operating activities	407,415	480,868	1,320,553
Investing Activities
Acquisition of a business	(11,138,440)	—	—
Proceeds from orderbook transfer	1,461,079	—	—
Acquisition of flight equipment	—	(609,308)	(1,704,105)
Payments for deposits on flight equipment purchases	—	(240,996)	(866,888)
Proceeds from aircraft sales, trading and other activity	925,294	293,703	602,686
Proceeds from settlement of insurance claims	27,300	—	727,572
Acquisition of aircraft furnishings, equipment and other assets	(17,102)	(61,736)	(165,738)
Net cash used in investing activities	(8,741,869)	(618,337)	(1,406,473)
Financing Activities
Merger-related distribution to Parent	(44,112)	—	—
Equity contributions from investors	5,404,613	—	—
Buyer transaction costs	(120,534)	—	—
Cash dividends paid on Class A common stock	—	(49,319)	(73,679)
Cash dividends paid on preferred stock	(24,925)	(11,081)	(33,244)
Tax withholdings on stock-based compensation	—	(15,952)	(12,302)
Net change in unsecured revolving facilities	450,000	2,700,000	430,000
Net change in commercial paper balance	(510,000)	(851,400)	1,508,000
Proceeds from debt financings	7,114,225	100,000	683,074
Payments in reduction of debt financings	(3,872,403)	(1,861,354)	(2,774,825)
Debt issuance costs	(39,414)	(49)	(5,041)
Security deposits and maintenance reserve receipts	250,761	124,815	367,728
Security deposits and maintenance reserve disbursements	(22,585)	(15,213)	(24,138)
Net cash provided by financing activities	8,585,626	120,447	65,573
Net increase/(decrease) in cash	251,172	(17,022)	(20,347)
Cash, cash equivalents and restricted cash at beginning of period	452,928	469,950	476,104
Cash, cash equivalents and restricted cash at end of period	$704,100	$452,928	$455,757

Sumisho Air Lease Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Successor	Predecessor
	Period from April 8 -September 30,	Period from January 1 - April 7,	Nine Months Ended September 30,
	2026	2026	2025
	(unaudited)	(unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, including capitalized interest of $12,210 and $31,399 for the period from January 1, 2026 through April 7, 2026 and the nine months ended September 30, 2025, respectively	$442,316	$252,781	$712,557
Cash paid for income taxes	$357,857	$2,143	$2,363
Supplemental Disclosure of Noncash Activities
Buyer furnished equipment, capitalized interest and deposits on flight equipment purchases applied to acquisition of flight equipment and other assets	$116	$234,843	$693,808
Flight equipment subject to operating leases reclassified to flight equipment held for sale	$4,560,333	$628,925	$140,253
Transfer of flight equipment to investment in sales-type lease	$—	$21,674	$33,778
Cash dividends declared on Class A common stock, not yet paid	$—	$—	$24,588

(See Notes to Consolidated Financial Statements)

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Background and Overview

Sumisho Air Lease Corporation (the “Company”, “SAL”, “we”, “our” or “us”), formerly known as Air Lease Corporation, is one of the largest aircraft leasing companies in the world, with an owned fleet comprised of 473 aircraft as of September 30, 2026. The net book value of flight equipment subject to operating leases was $23.7 billion as of September 30, 2026.

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

The accompanying unaudited Consolidated Financial Statements include all adjustments, which are in the opinion of management necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2026, and for all periods presented. The results of operations for the Successor periods for the three months ended September 30, 2026 and from April 8, 2026 through September 30, 2026 and the Predecessor period from January 1, 2026 through April 7, 2026 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2025.

Segment reporting

The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM evaluates the Company’s

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Flight equipment

Flight equipment under operating lease is stated at cost less accumulated depreciation. Purchases, major additions and modifications, and interest on deposits during the construction phase are capitalized. Each aircraft is depreciated on a straight-line basis to its estimated residual values over its estimated remaining useful life.

Change in depreciation estimates

Effective July 1, 2026, the Company changed its estimates of the useful lives and residual values of its aircraft. Previously, passenger and freighter aircraft were generally depreciated on a straight-line basis over 25 and 35 years, respectively, from the date of manufacture, to an estimated residual value of 15%.

Under the revised estimates, each aircraft is depreciated on a straight-line basis to its estimated residual value over the remaining term of its current lease, consistent with management’s expectation that the aircraft will be disposed of by the end of such lease term. The shorter expected holding periods result in higher estimated residual values and, consequently, lower depreciation

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expense. Residual values are estimated as of the end of the lease term, and reflect the aircraft’s expected value at that date and its contractual return conditions.

The revision reflects updated information about expected disposition timing and residual values. It does not represent the correction of an error. The Company has accounted for the change prospectively as a change in accounting estimate under ASC 250.

Compared with the previous estimates, the change reduced depreciation expense and increased income before income taxes by $38.8 million for the three months ended September 30, 2026.

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

The Company’s management evaluates on a quarterly basis the need to perform an impairment test whenever facts or circumstances indicate a potential impairment has occurred. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an aircraft may not be recoverable. Recoverability of an aircraft’s carrying amount is measured by comparing the carrying amount of the aircraft to future undiscounted net cash flows expected to be generated by the aircraft. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. We develop assumptions used in the recoverability analysis based on our knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, potential for alternative use of aircraft and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are affected by changes in future periods due to changes in contracted lease rates, economic conditions, technology, and airline demand for a particular aircraft type. If an aircraft fails the recoverability test, the Company recognizes an impairment charge equal to the amount by which the aircraft’s carrying amount exceeds its estimated fair value, in accordance with the Company’s Fair Value Policy. For more information on the Company’s Fair Value Policy, see Note 1 “Basis of Preparation and Summary of Significant Accounting Policies” included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In connection with the Merger, the Company performed an analysis of its flight equipment subject to operating leases as of the Effective Time. We determined the fair value of the flight equipment subject to operating lease by obtaining independent appraisals, representing the current market value of the aircraft, adjusted for any lease end maintenance exposure resulting from the lease agreement. The fair value at the Effective time is the cost basis for the flight equipment subject to operating leases.

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

When the Company has recorded maintenance right assets with respect to EOL Leases, the following accounting scenarios exist: (i) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to the Company by the lessee, the maintenance right asset is relieved, and an aircraft improvement is recorded to the extent the improvement is substantiated and deemed to meet the Company’s capitalization policy; (ii) the lessee pays the Company cash compensation at lease expiry in excess of the value of the maintenance right asset, the maintenance right asset is relieved, and any excess is recognized as end of lease income; or (iii) the lessee pays the Company cash compensation at lease expiry that is less than the value of the maintenance right asset, the cash is applied to the maintenance right asset, and the balance of such asset is relieved and recorded as an aircraft improvement to the extent the improvement is substantiated and meets the Company’s capitalization policy. Any aircraft improvement will be depreciated over the remaining term of its current lease in accordance with the Company’s depreciation policy and included in Depreciation of flight equipment on the Company’s Consolidated Statements of Income.

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

As of September 30, 2026 and December 31, 2025, the Company had maintenance right assets of $4.2 billion and $14.7 million, respectively. Maintenance right assets and liabilities are presented net within flight equipment subject to operating leases in the Company’s Consolidated Balance Sheets.

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. ASU 2024-03 requires public business entities to disclose disaggregated information in the notes to the financial statements for specified categories of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, included within certain expense captions presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact the guidance will have on its financial statement disclosures.

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Merger Transaction and Purchase Accounting

As discussed in Note 1, Company Background and Overview, on April 8, 2026, the Company completed the Merger with Takeoff Merger Sub Inc., resulting in the Company becoming an indirect subsidiary of Sumisho Air Lease DAC. The Merger was accounted for as a business combination, and the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.

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

The comparability of the Company’s operating results for the period from April 8, 2026 through September 30, 2026 (Successor), January 1, 2026 through April 7, 2026 (Predecessor) and the nine month period ended September 30, 2025 (Predecessor) was impacted by the Merger.

The Total Purchase Price for the Class A Common Stock was approximately $7.4 billion.

The Merger was funded through a combination of debt financing and equity contributions. The Acquirer raised $5.0 billion in new debt financing, consisting of a $1.0 billion term loan and $4.0 billion from the issuance of senior unsecured notes. These proceeds, together with $5.4 billion in equity contributions from Sumitomo, SMBC AC, and affiliates of Apollo and Brookfield were used to pay the Total Purchase Price and to extinguish $3.6 billion of the Acquiree’s outstanding debt at the Effective Time. Refer to Note 4. Debt Financing for additional details on the Company’s financing arrangements as of September 30, 2026.

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

Sumisho Air Lease Corporation and Subsidiaries
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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary allocation of the Total Purchase Price to the estimated fair values of the assets acquired and liabilities assumed as of the Effective time, as adjusted through September 30, 2026:

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

The purchase price allocation remains preliminary primarily with respect to flight equipment valuations, maintenance right assets and liabilities, lease intangible assets and liabilities, deferred income taxes, preferred stock and certain working capital balances. Any measurement period adjustments identified during the one-year period following the acquisition date will be recorded in the period identified, including any cumulative effect on earnings calculated as if the adjustments had been recognized as of the acquisition date. The Company will disclose the nature and amount of any measurement-period adjustments recognized in subsequent periods, including the effects on the Consolidated Statement of Income and Comprehensive Income of the current period that would have been recognized in previous periods if the adjustments had been recognized as of the Effective Time.

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

(1) A favorable orderbook contract intangible asset was recognized at its acquisition-date fair value as a component of the orderbook held for sale (see “Orderbook Acquisition by Related Party” below) and was not subject to amortization, as it was classified as held for sale upon initial recognition and was derecognized upon the Orderbook Acquisition by SMBC AC immediately following the Effective Time. Accordingly, this intangible asset did not remain outstanding as of September 30, 2026 and is not reflected in the Company's intangible asset balance as of the Successor period.

The Company recognized intangible assets and liabilities for acquired leases with contractual rental rates that were above or below market rental rates at the Effective Time. Lease intangibles, net are amortized as a reduction of or an addition to rental of flight equipment revenue over the remaining non-cancellable lease terms of the respective leases, which range from approximately one to 14 years, resulting in a weighted-average remaining amortization period of approximately 7.98 years as of the Effective Time and 7.79 years as of September 30, 2026.

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

In connection with the fair value adjustments recorded in purchase accounting as of the Effective Time, the Company will accrete the discounted acquisition-date fair values of its debt obligations, security deposits on flight equipment leases and maintenance reserves on flight equipment leases, including the fair value adjustment attributable to lessor contributions, to their respective contractual values. This accretion will be recognized as a component of interest expense in the Company’s consolidated statements of income and other comprehensive income:

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

Acquisition-Related Costs

For the period from January 1, 2026 through April 7, 2026 (Predecessor), the Company incurred pre-acquisition transaction costs of approximately $9.2 million. For the period from April 8, 2026 through September 30, 2026 (Successor), the Company incurred approximately $122.2 million in transaction costs incurred by the Investors through Parent as part of their acquisition of the Company, which is included in opening retained earnings on the Successors’ Consolidated Balance Sheet.

In addition to the transaction costs that were expensed in either the Predecessor or Successor periods, the Company incurred and paid investment banking success fees totaling approximately $64.1 million. These fees were contingent upon the successful completion of the Merger and did not include any future service requirements. As such, these costs are not reflected in either the Predecessor or Successor Consolidated Statements of Income and Other Comprehensive Income as they are not directly attributable to either period but instead were contingent on the business combination.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Immediately prior to the Effective Time, certain bridge financing costs incurred by the Parent on behalf of the Investors, including SMBC AC, totaling $47.0 million, for financing that was not utilized, were pushed down to the Company at the Effective Time. Since these costs related to financing costs that were ultimately not used to effectuate the Merger, and the costs were not the direct expenses of the Acquirer or Acquiree, such costs were recorded as a Merger and acquisition accounting adjustment to Parent at the Effective Time and reflected as a reduction of paid-in capital within the Consolidated Balance Sheet as of September 30, 2026.

The Company incurred $14.3 million of retention-related compensation costs in connection with the Merger, of which $9.2 million was recognized as compensation expense during the Predecessor period prior to the Effective Time and $4.4 million was recognized during the Successor period ended September 30, 2026, within Selling, general and administrative expenses in the Consolidated Statements of Income and Other Comprehensive Income. The remaining unrecognized compensation cost will be recognized over the applicable requisite service periods.

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

During the Successor period, the Company recognized $26.3 million in Stock-based compensation expense on the Consolidated Statements of Income and Comprehensive Income, which has been or is expected to be settled in cash. Cash paid to settle liability-classified awards was $75.2 million for the Successor period, which reflects payments related to both amounts recognized in acquisition accounting and post-combination compensation expense. Refer to Note 15, Stock-based Compensation and Other Compensation for additional details on the Company’s long-term incentive program.

Orderbook Acquisition by Related Party

On April 8, 2026, in connection with the closing of the Merger, SMBC AC acquired the Company’s outstanding orderbook for undelivered aircraft (the “Orderbook Acquisition”) for cash consideration of $1.5 billion, which equals the amount of pre-delivery payments that the Company paid to original equipment manufacturers in the aggregate for the undelivered aircraft as of the Effective Time plus a premium.

SMBC AC is an entity that is 34% indirectly owned by Sumitomo, which holds 47.5% of the Company’s voting equity. As a result, following the Effective Time, SMBC AC is a related party of the Company due to Sumitomo’s significant influence over both SMBC AC and the Company.

The assets and liabilities associated with the Orderbook Acquisition were first recognized as part of the Merger under ASC 805, classified as orderbook held for sale at the Effective Time, while the contractual obligation to transfer the Orderbook to SMBC AC was recognized as a liability immediately following the Effective Time by Parent and its consolidated subsidiaries, including Merger Sub, in exchange for the cash consideration of $1.5 billion. Upon the transfer of the Orderbook to SMBC AC, the Company extinguished its transfer obligation liability. As the cash received from SMBC AC was equal to the acquisition-date fair value of the orderbook-related net assets transferred, no gain or loss was recognized immediately following the Effective Time, and no receivable or transfer obligation balance remained outstanding as of September 30, 2026.

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Debt Financing

The Company’s consolidated debt as of September 30, 2026 and December 31, 2025 is summarized below (in thousands):

	Successor	Predecessor
	September 30, 2026	December 31, 2025

Unsecured
Senior unsecured securities	$13,812,104	$13,860,558
Term financings	5,088,600	3,846,800
Commercial paper	—	1,361,400
Other revolving credit facilities	450,000	300,000
Total unsecured debt financing	19,350,704	19,368,758
Secured
Term financings	—	318,348
Export credit financing	163,397	175,238
Total secured debt financing	163,397	493,586

Total debt financing	19,514,101	19,862,344
Less: Debt discounts and issuance costs	(63,110)	(132,215)
Less: Fair value adjustment	(178,338)	—
Debt financing, net of discounts and issuance costs	$19,272,653	$19,730,129

As of September 30, 2026, the management of the Company believes it is in compliance in all material respects with the covenants in its debt agreements, including minimum consolidated stockholders’ equity, minimum consolidated unencumbered assets, and an interest coverage ratio test included in certain debt agreements. At September 30, 2026 and December 31, 2025, the composite interest rate (excluding amortization of debt discounts and issuance costs) was 4.51% and 4.15%, respectively.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2026 and December 31, 2025, the Company had $13.8 billion and $13.9 billion in senior unsecured securities outstanding, respectively.

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

In connection with the Merger, the Company assumed the revolving credit agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by the First Amendment, dated March 25, 2026 (as amended, the “Revolving Credit Agreement”). As a result of the Merger, the benefits and obligations of Merger Sub under the Revolving Credit Agreement became the Company’s obligations as the surviving corporation in the Merger. The Revolving Credit Agreement provides the Company access to up to $3.5 billion in revolving loans (the “Revolving Credit Facility”) for working capital purposes and other general corporate purposes. The Revolving Credit Facility bears interest at Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus a margin of 1.25% and matures on April 8, 2029. The Company is required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. The interest rate and facility fees are subject to changes in the Company’s credit ratings. As of September 30, 2026, the Company did not have any amounts outstanding under the Revolving Credit Facility.

Other unsecured revolving credit facilities

As of September 30, 2026, and December 31, 2025, the Company had $450.0 million and $300.0 million outstanding, respectively, under its other unsecured revolving credit facilities. Borrowings under the facility outstanding as of September 30, 2026, bear interest at Adjusted Term SOFR (as defined in the facility) plus 0.90% and the facility has an outside termination date of April 7, 2028 unless terminated earlier. The facility is not guaranteed and is available at the sole discretion of the lender, who may modify or terminate the facility at any time.

Unsecured term financings

As of September 30, 2026 and December 31, 2025, the outstanding balance on the Company’s unsecured term financings was $5.1 billion and $3.8 billion, respectively.

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

In July 2026, the Company entered into and funded a $650.0 million unsecured term loan, which bears interest at a floating rate of one-month Term SOFR plus a margin of 0.90% and matures on July 22, 2027. In August 2026, under the terms of the loan agreement, the Company amended the incremental commitment to increase the amount that the Company may request from $600.0 million to $1.0 billion and subsequently exercised and funded the full $1.0 billion incremental commitment. The term loan contains customary covenants and events of default consistent with the Company’s Revolving Credit Facility.

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Secured debt financings

As of September 30, 2026, the Company had an outstanding balance of $163.4 million in secured debt financings, and had pledged two aircraft as collateral, with a net book value of $242.1 million. As of December 31, 2025, the Company had an outstanding balance of $493.6 million in secured debt financings and had pledged ten aircraft as collateral, with a net book value of $728.6 million. All of the Company’s secured obligations as of September 30, 2026 and December 31, 2025 were recourse in nature. The Company repaid $254.2 million in secured debt financings in connection with the Merger.

Commercial paper program

On January 21, 2025, the Company established a commercial paper program under which it could issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper were used for general corporate purposes, which included, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of September 30, 2026, the Company did not have any commercial paper outstanding. As of December 31, 2025, the Company had an outstanding balance of $1.4 billion, with a weighted average interest rate of 4.26% and a weighted average maturity of less than one month.

Maturities

Maturities of debt outstanding as of September 30, 2026 are as follows (in thousands):

Years ending December 31,
2026	$537,312
2027	7,371,836
2028	3,849,571
2029	2,217,990
2030	2,098,530
Thereafter	3,438,862
Total	$19,514,101

Note 5. Flight equipment subject to operating leases

The following table summarizes the activities for the Company’s flight equipment subject to operating leases for the nine months ended September 30, 2026:

(in thousands)
Net book value as of December 31, 2025 - (Predecessor)	$29,053,630
Purchase of flight equipment	856,475
Depreciation of flight equipment	(333,736)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(628,925)
Transfer of flight equipment to investment in sales-type lease	(21,674)
Net book value as of April 7, 2026 - (Predecessor)	$28,925,770
Purchase of parts capitalized to flight equipment	1,145
Fair value adjustment upon Merger	(313,795)
Depreciation of flight equipment	(368,678)
Maintenance rights asset adjustment upon lease termination	(6,352)
Flight equipment subject to operating leases reclassified to flight equipment held for sale	(4,560,333)
Net book value as of September 30, 2026 - (Successor)	$23,677,757

Accumulated depreciation as of September 30, 2026 - (Successor)	$(367,823)

Sumisho Air Lease Corporation and Subsidiaries
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

Pursuant to the terms of the settlement agreements with the C&P Insurers and following receipt of proceeds, the Plaintiffs released their insurance claims against the C&P Insurers under the C&P Policy in the California Litigation. On September 5, 2025, all remaining claims in the California Litigation were dismissed.

On January 19, 2024, certain of the Plaintiffs filed suit in the High Court of Justice, Business & Property Courts of England & Wales, Commercial Court against the Russian airlines’ aviation insurers and reinsurance insurers (collectively, the “Airlines’ Insurers”) seeking recovery under the Russian airlines’ insurance and reinsurance policies for certain aircraft that remain in Russia (the “London Litigation”). The Russian insurers and reinsurers have not to date participated in the London Litigation, and the claims therefore proceeded against the non-Russian reinsurers under the airlines’ reinsurance policies only.

During the three months ended September 30, 2026, the Plaintiffs entered into settlement agreements with all of the Airlines’ Insurers. As a result, the Company recognized an aggregate of $27.3 million in cash insurance settlement proceeds. All proceeds are recognized under Recoveries of Russian fleet write-off in the Company’s consolidated statement of income and comprehensive income. On September 8, 2026, all remaining claims in the London Litigation were dismissed. The claims against the Russian insurers and reinsurers have not yet been served pursuant to an extension of time ordered by the court.

As of November 5, 2026, the Company has recovered an aggregate of $850.5 million against its initial $791.0 million write-off of its interests in owned aircraft detained in Russia taken during the first quarter of 2022, comprised of $27.3 million in cash insurance settlement proceeds received from all of the Airlines’ Insurers, $727.6 million in cash insurance settlement proceeds received from C&P Insurers, $64.7 million in cash insurance settlement proceeds, net of fees, received in December 2023 under Russian airline S7’s insurance policies in respect of four aircraft in the Company’s owned fleet on lease to S7 at the time of Russia’s invasion of Ukraine, and a $30.9 million benefit recorded from the October 2022 return of one Boeing 737-8 MAX aircraft that was not then operating and which had been in storage in Russia since the 737 MAX grounding.

Note 6. Flight Equipment Held for Sale

As of September 30, 2026, the Company had 72 aircraft, with a carrying value of approximately $4.3 billion, which were classified as held for sale. The Company expects that the majority of the 72 aircraft currently classified as flight equipment held for sale will be sold by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period. As of December 31, 2025, the Company had 12 aircraft, with a carrying value of $529.0 million, which were classified as held for sale.

During the Predecessor period from January 1, 2026 through April 7, 2026, the Company transferred 19 aircraft from flight equipment subject to operating leases to flight equipment held for sale and completed the sale of eight aircraft from its held for sale portfolio. During the Successor period from April 8, 2026 through September 30, 2026, the Company transferred 71 aircraft from flight equipment subject to operating leases to flight equipment held for sale and completed the sale of 22 aircraft from its held for sale portfolio. The Company ceases recognition of depreciation expense once an aircraft is classified as held for sale.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On April 8, 2026, in connection with the closing of the Merger, the Company assumed non-binding letters of intent entered into by the Parent to sell aircraft portfolios to two parties. As of September 30, 2026, the Company had 35 aircraft held for sale with a carrying value of $2.2 billion to be sold to Perseus Asset Management Limited, which is a related party to the Company as an affiliate of Apollo, and 25 aircraft held for sale with a carrying value of $1.6 billion to be sold to Castlelake, L.P., which is a related party to the Company as an affiliate of Brookfield. The Company currently expects the sales of the aircraft pertaining to these agreements to be completed by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period. Binding sales agreements related to these portfolio sales were entered into during the second and third quarters of 2026.

The following table summarizes the activities of the Company’s flight equipment held for sale for the nine months ended September 30, 2026 based on carrying value:

(in thousands)
Flight equipment held for sale as of December 31, 2025 - (Predecessor)	$529,016
Flight equipment subject to operating leases reclassified to flight equipment held for sale	628,925
Aircraft sales	(388,429)
Flight equipment held for sale as of April 7, 2026 - (Predecessor)	$769,512
Fair value adjustment upon Merger	127,570
Flight equipment subject to operating leases reclassified to flight equipment held for sale	4,560,333
Other fair value adjustments	(210,289)
Aircraft sales	(996,054)
Flight equipment held for sale as of September 30, 2026 - (Successor)	$4,251,072

Note 7. Commitments and Contingencies

As of December 31, 2025, the Company had made non-refundable deposits on flight equipment purchases of $1.1 billion, which were subject to manufacturer performance commitments. As a result of the Orderbook Acquisition on April 8, 2026, the Company no longer has an orderbook or any non-refundable deposits on flight equipment purchases as of September 30, 2026.

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Net Investment in Sales-type Leases

As of September 30, 2026, the Company had sales-type leases for 17 aircraft and one engine. As of December 31, 2025, the Company had sales-type leases for 16 aircraft and one engine.

The following table summarizes the activities of the Company’s net investment in sales-type leases for the nine months ended September 30, 2026 based on carrying value:

(in thousands)
Net investment in sales-type leases as of December 31, 2025 - (Predecessor)	$460,806
Flight equipment subject to operating leases reclassified to net investment in sales-type leases	21,674
Principal payments	(16,625)
Foreign exchange adjustment gain/(loss)	(2,392)
Net investment in sales-type leases as of April 7, 2026 - (Predecessor)	$463,463
Fair value adjustment upon Merger	(122,809)
Principal payments	(9,181)
Foreign exchange adjustment gain/(loss)	(6,038)
Net investment in sales-type leases as of September 30, 2026 - (Successor)	$325,435

Net investment in sales-type leases is included in the Company’s Consolidated Balance Sheets based on the present value of fixed payments under the contract and the residual value of the underlying asset, discounted at the rate implicit in the lease. The Company’s investment in sales-type leases consisted of the following as of September 30, 2026:

Successor
September 30, 2026
(in thousands)
Future minimum lease payments to be received	$337,366
Estimated residual values of leased flight equipment	156,089
Less: Unearned income	(168,020)
Net Investment in Sales-type Leases	$325,435

As of September 30, 2026, future minimum lease payments to be received on sales-type leases were as follows:

Years ending December 31,	(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$12,016
2027	48,063
2028	50,062
2029	44,028
2030	44,028
Thereafter	139,169
Total	$337,366

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Rental Income

As of September 30, 2026, minimum future rentals on non-cancellable operating leases of flight equipment in the Company’s owned fleet as of September 30, 2026 are as follows:

Years ending December 31,	(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$559,374
2027	2,230,494
2028	2,131,027
2029	1,989,575
2030	1,863,222
Thereafter	7,381,401
Total	$16,155,093

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

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if the effect of including these shares would be anti-dilutive. The Company’s two classes of common stock, prior to the Merger, Class A voting common stock and Class B non-voting common stock, had equal rights to dividends and income, and therefore, basic and diluted earnings per share are the same for each class of common stock.

Diluted earnings per share takes into account the vesting of restricted stock units using the treasury stock method. For the Predecessor period from January 1, 2026 through April 7, 2026, the Company did not exclude any potentially dilutive securities, whose effect would have been anti-dilutive, from the computation of diluted earnings per share. The Company excluded 569,360 and 1,033,419 shares related to restricted stock units for which the performance metric had yet to be achieved as of April 7, 2026 and September 30, 2025, respectively.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of the Predecessor’s basic and diluted earnings per share of Class A common stock (in thousands, except share and per share amounts):

	Predecessor
	Three Months Ended September 30,	Period from January 1 - April 7,	Nine Months Ended September 30,
	2025	2026	2025
Basic earnings per share:
Numerator
Net income	$146,456	$151,859	$907,455
Preferred stock dividends	(11,082)	(11,081)	(33,244)
Net income attributable to common stockholders	$135,374	$140,778	$874,211
Denominator
Weighted-average common shares outstanding	111,765,032	111,951,258	111,693,352
Basic earnings per share	$1.21	$1.26	$7.83
Diluted earnings per share:
Numerator
Net income	$146,456	$151,859	$907,455
Preferred stock dividends	(11,082)	(11,081)	(33,244)
Net income attributable to common stockholders	$135,374	$140,778	$874,211
Denominator
Number of shares used in basic computation	111,765,032	111,951,258	111,693,352
Weighted-average effect of dilutive securities	576,107	536,631	581,083
Number of shares used in per share computation	112,341,139	112,487,889	112,274,435
Diluted earnings per share	$1.21	$1.25	$7.79

Note 11. Other Assets

Other assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	Successor	Predecessor
	September 30, 2026	December 31, 2025
Lease incentives, net	$1,457	$384,213
Straight-line rent receivables and prepaid expenses	18,427	220,509
Lease intangibles, net	116,729	—
Lease receivables	150,897	143,025
Buyer furnished equipment	—	101,514
Investments in managed vehicles	50,542	88,111
Capitalized interest	—	74,706
Other assets	559,838	306,072
Total Other assets(1)	$897,890	$1,318,150

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Accrued Interest and Other Payables

Accrued interest and other payables consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	Successor	Predecessor
	September 30, 2026	December 31, 2025

Purchase deposits on aircraft sales	$22,827	$210,256
Lessor contributions	127,319	277,154
Servicing fee payable	130,143	—
Accounts payable and accrued expenses	141,933	204,336
Accrued interest	142,570	169,477
Other liabilities	147,358	151,122
Total Accrued Interest and Other Payables(1)	$712,150	$1,012,345

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

Note 13. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring and Non-recurring Basis

The Company has three cross-currency swaps related to its Canadian dollar and Euro Medium-Term Notes. The fair value of these swaps as a foreign currency derivative are categorized as a Level 2 measurement in the fair value hierarchy and are measured on a recurring basis. As of September 30, 2026, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $27.3 million and derivative liabilities of $17.1 million. As of December 31, 2025, the estimated fair value of the Company’s foreign currency swaps were, in the aggregate, derivative assets of $46.4 million and derivative liabilities of $2.3 million. Derivative assets are included in Other assets and derivative liabilities are included in Accrued interest and other payables on the Company’s Consolidated Balance Sheets.

Financial Instruments Not Measured at Fair Values

The fair value of debt financing is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities, which would be categorized as a Level 2 measurement in the fair value hierarchy. The estimated fair value of debt financing as of September 30, 2026 was $19.0 billion compared to total debt outstanding of $19.5 billion. The estimated fair value of debt financing as of December 31, 2025 was $19.7 billion compared to total debt outstanding of $19.9 billion.

The following financial instruments are not measured at fair value on the Company’s Consolidated Balance Sheets at September 30, 2026, but require disclosure of their fair values: cash and cash equivalents and restricted cash. The estimated fair value of such instruments at September 30, 2026 and December 31, 2025 approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of all these instruments would be categorized as Level 1 in the fair value hierarchy.

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Stockholders’ Equity

In connection with the Merger, on April 8, 2026, each share of the Company’s Class A common stock was converted into the right to receive the Merger Consideration, other than shares that were canceled or converted into shares of the surviving corporation pursuant to the Merger Agreement. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (each as defined below) remained outstanding after the Merger. The Company notified the NYSE of the completion of the Merger and requested that trading in the Class A Common Stock be suspended and the Class A Common Stock be withdrawn from listing on the NYSE which was effective on April 18, 2026. Following the Merger, the Company was authorized to issue up to 1,000 shares of Class C common stock, $0.01 par value. As of September 30, 2026, the Company had 200 shares of Class C common stock issued and outstanding.

Following the Merger, the Company was authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. As of each of September 30, 2026 and December 31, 2025, the Company had 300,000 shares of Series B Preferred Stock issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), 300,000 shares of Series C Preferred Stock issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share), and 300,000 shares of Series D Preferred Stock issued and outstanding with an aggregate liquidation preference of $300.0 million ($1,000 per share).

The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2026 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2026	Liquidation Preference as of September 30, 2026(1)	Issue Date	Dividend Rate in Effect at September 30, 2026(2)	Next dividend rate reset date	Dividend rate after reset date
Series B	300,000	$300,000	March 2, 2021	8.334%	June 15, 2031	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded $26.3 million, $5.4 million and $39.9 million of stock-based compensation expense related to Converted RSU Cash Awards and Converted PSU Cash Awards for the Successor period from April 8, 2026 through September 30, 2026, and RSUs for the Predecessor periods from January 1, 2026 through April 7, 2026 and the nine months ended September 30, 2025, respectively. The Company did not record any stock-based compensation expense related to the Converted RSU Cash Awards and Converted PSU Cash Awards for the three months ended September 30, 2026.

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

As described in more detail in Note 3, “Merger Transaction and Purchase Accounting,” in connection with the Merger, all outstanding but unvested RSUs as of the Effective Time were converted into Converted RSU Cash Awards and Converted PSU Cash Awards. For the period from April 8, 2026 to September 30, 2026, the Company recognized total compensation expense of $26.3 million related to the Converted RSU Cash Awards and Converted PSU Cash Awards on the consolidated statements of income and comprehensive income/(loss), comprised of (i) $11.1 million of stock-based compensation expense recognized at the Effective

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Time, and (ii) $15.2 million of compensation expense associated with the liability-classified, Converted RSU Cash Awards and Converted PSU Cash Awards, which is expected to be settled in cash. The increase in stock-based compensation was primarily driven by the acceleration of certain Converted RSU Cash Awards and Converted PSU Cash Awards resulting from the previously disclosed workforce reduction. Cash paid to settle Converted RSU Cash Awards and Converted PSU Cash Awards accelerated during the Successor period was $75.2 million, which includes $54.5 million of purchase consideration settled post-Effective time and $20.7 million of compensation related expense. As of September 30, 2026, total unrecognized compensation costs related to unvested Converted RSU Cash Awards and Converted PSU Cash Awards was $2.6 million, which is expected to be recognized over a weighted-average remaining period of 0.30 years. As of September 30, 2026, the Company recorded $21.2 million related to the Converted RSU Cash Awards and Converted PSU Cash Awards in accrued interest and other payables on the Consolidated Balance Sheets.

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

For the period from April 8, 2026 to September 30, 2026, the Company incurred approximately $53.3 million in costs related to the previously disclosed workforce reduction, which includes, among other things, severance payments based on the applicable employee’s length of service with the Company and the continuation of benefits for a specified time period post-termination. The Company continues to expect to incur additional costs in the fourth quarter of 2026 and the estimate above excludes any potential income tax effects.

Note 16. Aircraft Under Management

As of September 30, 2026, the Company managed 32 aircraft across three aircraft management platforms. The Company managed 23 aircraft through the Blackbird investment funds, 7 aircraft through its Thunderbolt platform and two aircraft on behalf of a financial institution.

The Blackbird investment funds invest in commercial jet aircraft and lease them to airlines throughout the world. The Company provides management services to these funds for a fee. As of September 30, 2026, the Company’s non-controlling interests in each fund were 9.5% and are accounted for under the equity method of accounting. The Company’s investments in these funds aggregated $50.5 million and $79.5 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Other assets on the Consolidated Balance Sheets.

The Thunderbolt platform facilitates the sale of mid-life aircraft to investors while allowing the Company to continue the management of these aircraft for a fee. The Company has non-controlling interests in the two entities in the platform of approximately 5.0%, which are accounted for under the cost method of accounting. As of September 30, 2026, the Company had no remaining investment in aircraft sold through its Thunderbolt platform. As of December 31, 2025, the Company’s total investment in aircraft sold through its Thunderbolt platform was $8.6 million, and is included in Other assets on the Consolidated Balance Sheets.

Finally, the Company also manages two aircraft for a financial institution for a fee. The Company does not have any equity interest in this financial institution nor ownership of these aircraft.

In connection with the Merger, the Company continues to manage the aircraft management platforms above; however, certain services for the aircraft and leases are subserviced by SMBC AC.

Note 17. Servicing Agreement

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by the Company, to act as exclusive servicer to the Company, in respect of its aircraft leased to non-U.S. airlines (the “Servicing Agreement”). The remaining aircraft leased to U.S. airlines as of the closing of the Merger will continue to be serviced by the Company. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-

Sumisho Air Lease Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
U.S. airlines. The Servicing Agreement contains provisions to address potential conflicts of interest and also requires SMBC AC, as servicer, to act in accordance with a prescribed standard of care. Pursuant to the Servicing Agreement, Parent will pay or procure the payment, which the Company guarantees, to SMBC AC of customary fees for services rendered thereunder, which relate to the leasing, acquisition and sale of aircraft subject to the Servicing Agreement. During the Successor period of April 8, 2026 to September 30, 2026, the Company incurred $34.5 million in fees and expenses payable to SMBC AC pursuant to the Servicing Agreement. As of September 30, 2026, the Company had payables due to SMBC AC of $130.1 million, of which $101.4 million relates to estimated servicing fees associated with aircraft classified as held for sale, which were considered as costs to sell under purchase accounting in determining the fair value of such aircraft.

Note 18. Subsequent Events

On November 3, 2026, the Company’s board of directors approved quarterly cash dividends for the Company’s Series B, Series C and Series D preferred stock. The following table summarizes the details of the dividends that were declared:

Title of each class	Cash dividend per share	Record Date	Payment Date	Total dividends
				(in thousands)
Series B Preferred Stock	$20.835	November 30, 2026	December 15, 2026	$6,251
Series C Preferred Stock	$10.3125	November 30, 2026	December 15, 2026	$3,094
Series D Preferred Stock	$15.00	November 30, 2026	December 15, 2026	$4,500

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Sumisho Air Lease Corporation (the “Company”, “SAL”, “we”, “our” or “us”) is one of the largest aircraft leasing companies in the world, with an owned fleet comprised of 473 aircraft as of September 30, 2026. The net book value of flight equipment subject to operating leases was $23.7 billion as of September 30, 2026 with a weighted average age of 5.0 years and a weighted average remaining lease term of 6.8 years.

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

Our focus on aircraft liquidity is designed to ensure that our portfolio remains in demand with the largest number of operators, in the most jurisdictions globally, maximizing the options available to lease or re-lease aircraft at any given point in time. This focus has resulted in our fleet1, by carrying value as of September 30, 2026, comprised of approximately 86% new technology2 aircraft. The high-quality and in-demand nature of our portfolio is also reflected in the 99.1% utilization rate of our fleet for the nine months ended September 30, 2026.

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

Third Quarter Overview

During the three months ended September 30, 2026, we sold 15 aircraft. We ended the third quarter with a total of 473 aircraft in our owned fleet. As of September 30, 2026, the net book value of our flight equipment subject to operating leases was $23.7 billion, compared to $29.1 billion as of December 31, 2025. On April 8, 2026, the carrying value of our flight equipment was adjusted to reflect the fair value adjustments recorded as part of the purchase price allocation in connection with the Merger. In addition, during the Successor period from April 8, 2026 through September 30, 2026, approximately $4.6 billion of aircraft assets were reclassified to flight equipment held for sale, resulting in a corresponding decrease in the net book value of flight equipment subject to operating leases. The weighted average fleet age and weighted average remaining lease term of flight equipment subject to operating leases as of September 30, 2026 was 5.0 years and 6.8 years, respectively. Our managed fleet was comprised of 32 aircraft as of September 30, 2026 compared to 45 aircraft as of December 31, 2025. We have a globally diversified customer base comprised of 94 airlines in 51 countries as of September 30, 2026.

We finance our business with our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We ended the third quarter of 2026 with available liquidity of $4.2 billion, which was comprised of unrestricted cash of $704.1 million and approximately $3.5 billion in undrawn balances under our unsecured revolving credit facility. We ended the third quarter of 2026 with total debt outstanding of $19.5 billion, of which 70.8% was at a fixed rate and 99.2% was unsecured, and in the aggregate, our composite cost of funds was 4.51%.

Our rental of flight equipment revenues for the three months ended September 30, 2026, decreased by approximately 18.2%, to $556.7 million, as compared to $680.9 million for the three months ended September 30, 2025. The decrease is primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, resulting from the sale of our orderbook and continued sales activity. The net book value of our flight equipment subject to operating leases decreased to $23.7 billion as of September 30, 2026 from a net book value of $29.5 billion as of September 30, 2025.

Our gain on aircraft sales and trading and other income decreased to $36.0 million compared to $44.5 million for the three months ended September 30, 2025. The decrease was primarily driven by lower gains on aircraft sales as a result of acquisition accounting adjustments, partially offset by higher management fee revenue attributable to disposition fees earned on sales of managed aircraft. As a result of the application of the acquisition method of accounting, the carrying values of our flight equipment subject to operating lease and our flight equipment held for sale as of the date of the merger were adjusted to fair value. For the three months ended September 30, 2026, we sold 15 aircraft to third parties resulting in $0.6 million in gains compared to $35.0 million in gains from the sale of five aircraft for the three months ended September 30, 2025. Sales proceeds for the 15 aircraft sold during the three months ended September 30, 2026 were $761.9 million.

Excluding the $27.3 million and $60.5 million in insurance recoveries related to our Russian fleet in the three months ended September 30, 2026 and 2025, respectively, total operating expenses decreased 17.9% to $493.1 million for three months ended September 30, 2026, compared to $600.9 million in the prior-year period. The decrease was primarily due to lower depreciation expense because of a decrease in the weighted average net book value of our flight equipment subject to operating leases, resulting from the sale of our orderbook and continued sales activity and revised aircraft depreciation estimates, partially offset by an increase in servicing fees and higher interest expense due to the amortization of fair value adjustments resulting from purchase accounting, and an increase in our composite cost of funds.

We evaluate opportunities to sell aircraft throughout their ownership cycle based on a variety of aircraft-specific and market factors, including aircraft type and age, lease profile and remaining lease term, lessee credit, market liquidity, expected returns and prospective re-leasing opportunities. We generally evaluate whether to sell, extend the existing lease or re-lease an aircraft at or around the expiration of its current lease, although we may pursue a sale earlier when market conditions and aircraft-specific economics present an attractive opportunity. Accordingly, the timing and volume of aircraft sales may vary from period to period based on market conditions, buyer demand, aircraft values, our capital requirements and other considerations. We are currently focused on portfolio optimization and deleveraging, and aircraft sales are an important aspect of achieving these goals through the end of 2027. We have $4.3 billion of aircraft in our sales pipeline, which includes approximately $4.3 billion of aircraft classified as flight equipment held for sale as of September 30, 2026 and $55.3 million of aircraft subject to letters of intent. We expect the sales of aircraft in our sales pipeline to be completed by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period.

We revised our aircraft depreciation estimates starting in the third quarter of 2026 based on updated information about expected disposition timing and residual values. Under the revised estimates, each aircraft is depreciated on a straight-line basis to its estimated residual value over the remaining term of its current lease, consistent with management’s expectation that the aircraft will be disposed of by the end of such lease term. The shorter expected holding periods result in higher estimated residual values and, consequently, lower depreciation expense. Residual values are estimated as of the end of the lease term, and reflect the aircraft’s expected value at that date and its contractual return conditions. Compared with previous estimates, the change reduced depreciation expense by $38.8 million for the three months ended September 30, 2026. We expect the depreciation expense will be approximately $192 million for the fourth quarter of 2026.

During the three months ended September 30, 2026, we reported net income attributable to common stockholders of $93.4 million, compared to net income attributable to common stockholders of $135.4 million for the three months ended September 30, 2025. The decrease was primarily driven by lower total revenues, an increase in servicing fees and higher interest expense due to fair value adjustments and an increase in composite costs of funds, partially offset by lower depreciation expense as discussed above. In addition, we recognized a net benefit of $27.3 million from insurance claims associated with our former Russian fleet as compared to $60.5 million in the prior-year period, further contributing to the decrease in net income attributable to common stockholders.

During the three months ended September 30, 2026, adjusted net income before income taxes decreased to $123.1 million from $144.5 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower total revenues and an increase in servicing fees, partially offset by a lower depreciation expense, as discussed above.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP. See “—Non-GAAP Financial Measures” below for further information on adjusted net income and reconciliation to the most closely related GAAP measures.

Our Fleet

We continue to own one of the youngest fleets among aircraft lessors, including some of the most fuel-efficient commercial jet aircraft available. Our flight equipment subject to operating leases, based on net book value as of September 30, 2026 was $23.7 billion as of September 30, 2026, compared to $29.1 billion as of December 31, 2025. On April 8, 2026, the carrying value of our flight equipment was adjusted to reflect the fair value adjustments recorded as part of the purchase price allocation in connection with the Merger. In addition, during the Successor period from April 8, 2026 through September 30, 2026, approximately $4.6 billion of aircraft assets were reclassified to flight equipment held for sale, resulting in a corresponding decrease in the net book value of flight equipment subject to operating leases. As of September 30, 2026, we had a total of 473 aircraft in our owned fleet and our weighted average fleet age and weighted average remaining lease term of our flight equipment subject to operating leases were 5.0 years and 6.8 years, respectively. We also managed 32 aircraft as of September 30, 2026.

Our portfolio metrics as of September 30, 2026 and December 31, 2025 are as follows:

	Successor		Predecessor
	September 30, 2026		December 31, 2025
Net book value of flight equipment subject to operating leases(1)	$23.7	billion	$29.1	billion
Weighted-average fleet age(2)	5.0 years		4.9 years
Weighted-average remaining lease term(2)	6.8 years		7.2 years

Owned fleet(3)	473		490
Managed fleet(4)	32		45
Aircraft on order(1)	—		218
Total	505		753

Current fleet contracted rentals	$16.2	billion	$19.6	billion
Committed fleet rentals(1)	$—		$9.3	billion
Total committed rentals	$16.2	billion	$28.9	billion

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
(3) As of September 30, 2026 and December 31, 2025, our owned fleet count included 72 and 12 aircraft classified as flight equipment held for sale, respectively, and 17 and 16 aircraft classified as net investments in sales-type leases, respectively.

(4) Following the Merger, we continue to manage our managed fleet; however, certain services for these aircraft and leases are subserviced by SMBC AC.

The following table sets forth the net book value and percentage of the net book value of our flight equipment subject to operating leases in the indicated regions based on each airline’s principal place of business as of September 30, 2026 and December 31, 2025 (in thousands, except percentages):

	Successor		Predecessor
	September 30, 2026		December 31, 2025
Region	Net Book Value(1)	% of Total	Net Book Value	% of Total

Europe	$9,337,426	39.4%	$11,356,104	39.1%
Asia Pacific	8,497,641	35.9%	10,602,176	36.5%
Central America, South America, and Mexico	2,642,317	11.2%	3,114,662	10.7%
U.S. and Canada	1,762,681	7.4%	1,726,042	5.9%
The Middle East and Africa	1,437,692	6.1%	2,254,646	7.8%
Total	$23,677,757	100.0%	$29,053,630	100.0%

(1) On April 8, 2026, the carrying value of flight equipment subject to operating leases was adjusted to reflect purchase accounting fair value adjustments recorded as part of the purchase price allocation. For further discussion of the Merger see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table sets forth our top five lessees by net book value as of September 30, 2026 and December 31, 2025:

	Successor		Predecessor
	September 30, 2026		December 31, 2025
Lessee	% of Total	Lessee	% of Total
Air France-KLM Group	6.4%	Virgin Atlantic	6.1%
ITA	6.1%	Korean Air	6.0%
Virgin Atlantic	6.0%	Air France-KLM Group	5.9%
Aeromexico	5.8%	Aeromexico	5.5%
Korean Air	5.4%	ITA	5.2%

The following table sets forth the number of aircraft in our owned fleet by aircraft type as of September 30, 2026 and December 31, 2025:

	Successor		Predecessor
	September 30, 2026		December 31, 2025
Aircraft type	Number of Aircraft	% of Total	Number of Aircraft	% of Total
Airbus A220-100	9	1.9%	8	1.6%
Airbus A220-300	34	7.2%	33	6.7%
Airbus A320-200	14	3.0%	17	3.5%
Airbus A320-200neo	21	4.4%	23	4.7%
Airbus A321-200	15	3.2%	17	3.5%
Airbus A321-200neo	103	21.8%	109	22.2%
Airbus A330-200(1)	12	2.5%	13	2.7%
Airbus A330-300	5	1.1%	5	1.0%
Airbus A330-900neo	27	5.7%	28	5.7%
Airbus A350-900	16	3.4%	17	3.5%
Airbus A350-1000	8	1.7%	8	1.6%
Boeing 737-800	32	6.8%	38	7.8%
Boeing 737-8 MAX	75	15.9%	71	14.5%
Boeing 737-9 MAX	35	7.4%	35	7.1%
Boeing 777-200ER	1	0.2%	1	0.2%
Boeing 777-300ER	22	4.6%	23	4.7%
Boeing 787-9	25	5.2%	26	5.3%
Boeing 787-10	18	3.8%	17	3.5%
Embraer E190	1	0.2%	1	0.2%
Total(2)	473	100.0%	490	100.0%

(1) As of each of September 30, 2026 and December 31, 2025, aircraft count includes three Airbus A330-200 aircraft classified as freighters.
(2) As of September 30, 2026 and December 31, 2025, our owned fleet count included 72 and 12 aircraft classified as flight equipment held for sale, respectively, and 17 and 16 aircraft classified as net investments in sales-type leases, respectively.

Aircraft Industry

We believe that the overall airline operating environment remains favorable over the intermediate to long-term for us and the broader commercial aircraft leasing industry. Factors such as population growth, the size of the global middle class, air travel demand, and improved global economic health and development positively affect the long-term performance of the business. Passenger traffic volume has historically expanded at a faster rate than global gross domestic product (“GDP”) growth, in part due to the expansion of the global middle class and the ease and affordability of air travel, which we expect to continue over the immediate to long-term.

As global air traffic volumes remain elevated and aircraft production volumes remain constrained, we continue to experience strong demand for our aircraft through new lease requests and lease extension requests. While, the growth rate of global traffic volume expansion has slowed recently, it remains positive in most markets on a year-to-date basis in 2026.

Global macroeconomic and geopolitical conditions can have further incremental negative impact on traffic in the short-term, though we continue to expect that airlines will need to replace aging and less fuel efficient aircraft over time. Factors and trends including increased airline financing needs, OEM supply chain and delivery challenges and backlogs, and environmental sustainability objectives impact the commercial aircraft leasing industry in the short-term and may increase the demand for our aircraft. As a result, we believe many airlines will look to lessors to fulfill these needs.

We expect that lease rates will remain strong as the supply and demand environment for commercial aircraft remains tight and our funding advantage relative to our airline customers remains wide. Lease rates are influenced by several factors above and beyond interest rates, including aircraft demand, supply technicals, supply chain disruptions, environmental initiatives and other factors that may result in a change in lease rates regardless of the interest rate environment and therefore, are difficult to project or forecast. We believe the still elevated interest rates and the sustained tightness in the credit markets may result in a shortfall in available capital to finance aircraft purchases, which could increase the demand for leasing.

Airline reorganizations, liquidations, or other forms of bankruptcies occurring in the industry have in the past and may in the future include some of our aircraft customers. As of the date of this filing, we do not have aircraft leased to airlines subject to insolvency proceedings. Such events have resulted and may in the future result in the early return of aircraft or changes in our lease terms. Our airline customers are facing higher operating costs as a result of persistently elevated interest rates, inflation, tariffs, foreign currency risk, and increases in fuel costs, as well as delays and cancellations caused by the global air traffic control system and airports. Strong air traffic demand thus far has provided a counterbalance to these increased costs.

Elevated fuel costs as a product of geopolitical conflicts in the Middle East are currently weighing on global airline financial performance. Airline flight schedules have been disrupted as a result, and a number of airlines have announced reduced capacity and increases to airfares and fees. The longer these conflicts persist, our airline customers could experience further operational challenges, resulting in financial losses, reduced aircraft demand, and increased airline bankruptcies.

We are also monitoring the impact of tariffs on our business, which have not had a negative impact on our profitability to date. While we currently do not expect tariffs to have a material impact on our business, particularly following the Orderbook Acquisition, tariffs could impact us in a number of ways and the level of impact is unknown due to the uncertainty surrounding tariffs currently.

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

Liquidity and Capital Resources

Overview

We ended the third quarter of 2026 with available liquidity of $4.2 billion, which was comprised of unrestricted cash of $704.1 million and approximately $3.5 billion in undrawn balances under our unsecured revolving credit facility.

We finance our business operations using our available cash balances and internally generated funds, which includes cash flows from our leases, as well as aircraft sales and debt financing activities. We aim to maintain investment-grade credit metrics and focus our debt financing strategy on funding our business primarily on an unsecured basis with mostly fixed-rate debt issued in the public bond market. Unsecured financing provides us with operational flexibility when selling or transitioning aircraft from one airline to another. We also have the ability to seek debt financing secured by our assets, as well as financings supported through government-guaranteed export credit agencies for future aircraft acquisitions. We have also issued preferred stock in the past and have outstanding preferred stock with an aggregate stated amount of $900.0 million as of September 30, 2026. Our access to a variety of financing alternatives and the global capital markets, including capital raises through unsecured public notes denominated in U.S. dollars or various foreign currencies, private capital, bank debt, secured debt and preferred stock issuances serves as a key advantage in managing our liquidity.

We ended the third quarter of 2026 with total debt outstanding of $19.5 billion, of which 70.8% was at a fixed rate and 99.2% was unsecured, and in the aggregate, our composite cost of funds was 4.51%.

While we expect to opportunistically acquire aircraft in the future, as noted above in our discussion about our revised aircraft depreciation estimates, our focus following the Merger will be on portfolio optimization and deleveraging. Our aim is to bring leverage in-line with our longer-term adjusted debt-to-equity target of 3.0x. As of September 30, 2026, our debt-to-equity ratio was 3.1x while our adjusted debt-to-equity ratio was 3.3x. See “—Non-GAAP Financial Measures” below for further information on adjusted debt-to-equity ratio and reconciliation to the most closely related GAAP measure. We believe we will achieve this by capitalizing on the strength of the secondary trading market for aircraft sales. We have $4.3 billion of aircraft in our sales pipeline3, which includes approximately $4.3 billion of aircraft classified as held for sale as of September 30, 2026 and $55.3 million of aircraft subject to letters of intent4. We expect the sales of the aircraft in our sales pipeline to be completed by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period.

Material Cash Sources and Requirements

We believe that we have sufficient liquidity from available cash balances, cash generated from ongoing operations and available commitments under our unsecured revolving credit facility to satisfy the operating requirements of our business through at least the next 12 months. Our material cash sources include:

•Unrestricted cash: We ended the third quarter of 2026 with $704.1 million in unrestricted cash.
•Lease cash flows: We ended the third quarter of 2026 with $16.2 billion in contracted minimum rental payments on the aircraft in our existing fleet. These rental payments are a primary driver of our short and long-term operating cash flow. As of September 30, 2026, our minimum future rentals on non-cancellable operating leases for the next 12 months was $2.2 billion. For further detail on our minimum future rentals for the remainder of 2026 and thereafter, see “Notes to Consolidated Financial Statements” under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
•Aircraft sales: As stated above, following the Merger, we are focused on portfolio optimization and deleveraging and aircraft sales are an important aspect of achieving these goals. We continue to see robust demand in the secondary market to support our aircraft sales program. We have $4.3 billion of aircraft in our sales pipeline, which includes approximately $4.3 billion of aircraft classified as flight equipment held for sale as of September 30, 2026 and $55.3 million of aircraft subject to letters of intent. We expect the sales of the aircraft in our sales pipeline to be completed by the end of the first quarter of 2027, with a majority of them expected to close in the back half of this period.
•Unsecured revolving credit facility: In connection with the Merger, we assumed the revolving credit agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by a first amendment, dated March 25, 2026 (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides us access to up to $3.5 billion in revolving loans (the “Revolving Credit Facility”) for working capital purposes and other general corporate purposes. We had no amounts outstanding under the Revolving Credit Facility as of September 30, 2026.
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
3 Aircraft in our sales pipeline is as of September 30, 2026, and includes letters of intent and sale agreements signed through November 5, 2026.
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

As of September 30, 2026, we were in compliance in all material respects with the covenants contained in our debt agreements. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it could increase the interest rate applicable to certain of our financings. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Part II — Item 1A. Risk Factors” on Form 10-Q for the quarter ended March 31, 2026.

Our material cash requirements are primarily comprised of debt service payments, payments to SMBC AC, as the servicer under the Servicing Agreement, and general operating expenses. See Note 17 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our servicing agreement. The amount of our cash requirements depend on a variety of factors, including the ability of our lessees to meet their contractual obligations with us, the timing of aircraft sales from our fleet, the timing and amount of our debt service obligations, potential aircraft acquisitions, and the general economic environment in which we operate.

Our material cash requirements as of September 30, 2026, are as follows (in thousands):

	Last 3 months of 2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations	$537,312	$7,371,836	$3,849,571	$2,217,990	$2,098,530	$3,438,862	$19,514,101
Servicing fees(1)	141,135	112,941	63,931	59,687	55,897	221,442	655,033
Interest payments on debt outstanding(2)	186,544	735,198	452,091	294,292	225,863	259,873	2,153,861
Total	$864,991	$8,219,975	$4,365,593	$2,571,969	$2,380,290	$3,920,177	$22,322,995

(1) Future servicing fees include estimated contractual servicing fees based on lease agreements for our owned and managed aircraft and sales agreements related to held for sale aircraft, each as in effect as of September 30, 2026.

(2) Future interest payments on floating rate debt are estimated using floating rates in effect at September 30, 2026, which is inclusive of any cross-currency hedging arrangements, and assumes no additional interest amounts, which may become due upon the occurrence of certain events described in the applicable indenture governing our senior unsecured securities, become due.

The above table does not include any tax payments we may pay nor any dividends we may pay on our preferred stock or common stock, in each case, when and if declared by our board of directors. See “—Preferred Equity” below for additional information on our preferred stock.
Cash Flows

The comparability of our operating results for the period from April 8, 2026 through September 30, 2026 (Successor), January 1, 2026 through April 7, 2026 (Predecessor) and nine month period ended September 30, 2025 (Predecessor) was impacted by the Merger. Although U.S. GAAP requires that we report our results for the Predecessor period before the Merger and the Successor period after the Merger separately, our operating results for the nine months ended September 30, 2026 are shown by combining the results of the Predecessor and Successor periods (“Non-GAAP Combined”) in order to compare to the same period in the prior year. See ”Results of Operations–—Factors Affecting Comparability of Financial Results” below for further discussion. The following table summarizes our cash flows for the periods presented (in thousands):

	Successor	Predecessor		Non-GAAP Combined
	Period from April 8 - September 30,	Period from January 1 - April 7,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2026	2025	2026
Net cash provided by operating activities	$407,415	$480,868	$1,320,553	$888,283
Net cash used in investing activities	$(8,741,869)	$(618,337)	$(1,406,473)	$(9,360,206)
Net cash provided by financing activities	$8,585,626	$120,447	$65,573	$8,706,073

During the Non-GAAP Combined nine months ended September 30, 2026, net cash provided by operating activities decreased to $888.3 million from $1.3 billion in the prior-year period, primarily due to higher cash tax payments, which increased by $357.6 million as a result of significantly higher projected aircraft sales in 2026, lower cash flows from operations due to a decrease in the size of our fleet and movements in our working capital. The net cash used in investing activities increased substantially as a result of the $11.1 billion cash outflow associated with the Merger, partially offset by $1.5 billion of proceeds from the transfer of the orderbook and approximately $1.0 billion of proceeds from aircraft sales, trading and other activity. Net cash provided by financing activities increased primarily due to $5.4 billion of equity contributions from our Investors, received in connection with the Merger, and a $3.4 billion increase in net borrowings compared to the nine months ended September 30, 2025, which included proceeds from new debt issuances and borrowings associated with the Merger.

Debt

Our debt financing at September 30, 2026 and December 31, 2025 is summarized below (in thousands):

	Successor	Predecessor
	September 30, 2026	December 31, 2025
Unsecured
Senior unsecured securities	$13,812,104	$13,860,558
Term financings	5,088,600	3,846,800
Commercial paper	—	1,361,400
Other revolving credit facilities	450,000	300,000
Total unsecured debt financing	19,350,704	19,368,758
Secured
Term financings	—	318,348
Export credit financing	163,397	175,238
Total secured debt financing	163,397	493,586

Total debt financing	19,514,101	19,862,344
Less: Debt discounts and issuance costs	(63,110)	(132,215)
Less: Fair value adjustment	(178,338)	—
Debt financing, net of discounts and issuance costs	$19,272,653	$19,730,129
Selected interest rates and ratios:
Composite interest rate(1)	4.51%	4.15%
Composite interest rate on fixed-rate debt(1)	4.35%	3.91%
Percentage of total debt at a fixed-rate	70.78%	76.85%

(1) This rate does not include the effect of upfront fees, facility fees, undrawn fees or amortization of debt discounts and issuance costs.

Senior unsecured securities (including Medium-Term Note Program)

As of September 30, 2026 and December 31, 2025, we had $13.8 billion and $13.9 billion in senior unsecured securities outstanding, respectively, which includes our medium term notes issued under our indenture, dated as of November 20, 2018. We did not repay any medium term notes in connection with the closing of the Merger. Our outstanding senior unsecured securities as of September 30, 2026 include an aggregate of $4.0 billion principal amount of notes issued by Merger Sub and assumed by us upon closing of the Merger.

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

In connection with the Merger, we assumed the Revolving Credit Agreement entered into among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated November 14, 2025, as amended by the First Amendment, dated March 25, 2026 (as amended, the “Revolving Credit Agreement”). As a result of the Merger, the benefits and obligations of Merger Sub under the Revolving Credit Agreement became our obligations as the surviving corporation in the Merger. The Revolving Credit Agreement provides us access to up to $3.5 billion in revolving loans for working capital purposes and other general corporate purposes. The Revolving Credit Facility bears interest at Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus a margin of 1.25% and matures on April 8, 2029. We are required to pay a facility fee of 0.20% per year in respect of total commitments under the Revolving Credit Facility. The interest rate and facility fees are subject to changes in our credit ratings. The Revolving Credit Agreement contains certain covenants and undertakings, subject to customary exceptions and qualifications, including (but not limited to) (i) maintenance of consolidated stockholder’s equity at or above $2.5 billion, (ii) maintenance of consolidated unencumbered assets at or above 125% of consolidated unsecured indebtedness and (iii) maintenance of interest coverage ratio at or above 1.50x, in each case as such terms are more particularly defined in the definitive documentation. The Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the Revolving Credit Facility and require immediate repayment of all outstanding borrowings. We did not have any amounts outstanding under the Revolving Credit Facility as of September 30, 2026.

Other unsecured revolving credit facilities

As of September 30, 2026, and December 31, 2025, we had $450.0 million and $300.0 million outstanding, respectively, under our other unsecured revolving credit facilities. Borrowings under the facility outstanding as of September 30, 2026 bear interest at Adjusted Term SOFR (as defined in the facility) plus 0.90% and the facility has an outside termination date of April 7, 2028 unless terminated earlier. The facility is not guaranteed and is available at the sole discretion of the lender, who may modify or terminate the facility at any time.

Unsecured term financings

As of September 30, 2026 and December 31, 2025, the outstanding balance on our unsecured term financings was $5.1 billion and $3.8 billion, respectively.

In connection with the Merger, Merger Sub entered into a term loan credit agreement by and among Merger Sub, the several banks and other financial institutions or entities from time to time as parties thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, as amended by the First Amendment to the Term Loan Credit Agreement, dated as of March 25, 2026 (as amended, the “Acquisition Term Loan Agreement”), pursuant to which the lenders provided a $1.0 billion term loan (the “Acquisition Term Loan”), which was used to fund a portion of the consideration in the Merger. The Acquisition Term Loan bears interest at Adjusted Term SOFR (as defined in the Acquisition Term Loan Agreement) plus a margin of 1.25% subject to adjustment based on our credit rating and matures on October 8, 2027. As a result of the Merger, the obligations of Merger Sub under the Acquisition Term Loan became our obligations as the surviving corporation in the Merger. There was $1.0 billion outstanding under the Acquisition Term Loan as of September 30, 2026. We repaid $350.4 million in other unsecured debt financings in connection with the Merger.

In July 2026, we entered into and funded a $650.0 million unsecured term loan, which bears interest at a floating rate of one-month Term SOFR plus a margin of 0.90% and matures on July 22, 2027. In August 2026, under the terms of the loan agreement, we amended the incremental commitment to increase the amount that we may request from $600.0 million to $1.0 billion and subsequently exercised and funded the full $1.0 billion incremental commitment. The term loan contains customary covenants and events of default consistent with the our Revolving Credit Facility

In addition, in July 2026, we entered into a $500.0 million unsecured term loan, which bears interest at a floating rate of three-month Term SOFR plus a margin of 0.90% and matures on December 30, 2026. The term loan contains customary covenants and events of default consistent with our Revolving Credit Facility.

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

Secured debt financings

As of September 30, 2026, we had an outstanding balance of $163.4 million in secured debt financings, and had pledged two aircraft as collateral, with a net book value of $242.1 million. As of December 31, 2025, we had an outstanding balance of $493.6 million in secured debt financings and had pledged ten aircraft as collateral with a net book value of $728.6 million. All of our secured obligations as of September 30, 2026 and December 31, 2025 were recourse in nature. We repaid $254.2 million in secured debt financings in connection with the Merger.

Commercial paper program

On January 21, 2025, we established a commercial paper program under which we could issue unsecured commercial paper up to a total of $2.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. The net proceeds from the issuance of commercial paper have been used for general corporate purposes, which included, among other things, the purchase of commercial aircraft and the repayment of existing indebtedness. As of September 30, 2026 we did not have an outstanding balance under the commercial paper program.

Preferred equity

The following table summarizes our preferred stock issued and outstanding as of September 30, 2026 (in thousands, except for share amounts and percentages):

	Shares Issued and Outstanding as of September 30, 2026	Liquidation Preference as of September 30, 2026(1)	Issue Date	Dividend Rate in Effect at September 30, 2026(2)	Next Dividend Rate Reset Date	Dividend Rate After Reset Date
Series B	300,000	$300,000	March 2, 2021	8.334%	June 15, 2031	5 Yr U.S. Treasury plus 4.076%
Series C	300,000	300,000	October 13, 2021	4.125%	December 15, 2026	5 Yr U.S. Treasury plus 3.149%
Series D	300,000	300,000	September 24, 2024	6.00%	December 15, 2029	5 Yr U.S. Treasury plus 2.560%(3)
Total	900,000	$900,000

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

The following table summarizes the quarterly cash dividends that we paid during the nine months ended September 30, 2026 on our outstanding Series B, Series C and Series D Preferred Stock (in thousands):

		Payment Date
	Successor		Predecessor
Title of Each Class	September 15, 2026	June 15, 2026	March 15, 2026
Series B Preferred Stock	$6,250	$3,487	$3,487
Series C Preferred Stock	$3,094	$3,094	$3,094
Series D Preferred Stock	$4,500	$4,500	$4,500

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

Results of Operations

Factors Affecting Comparability of Financial Results

As noted above, the Merger was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, we have up to one year from the Effective Time to obtain the information necessary to finalize the fair values of the assets acquired and liabilities assumed. As of September 30, 2026, the purchase accounting allocation remained preliminary. The application of acquisition accounting resulted in certain adjustments that affect the comparability of our results of operations to those of our Predecessor, including changes in the carrying values of assets acquired and liabilities assumed and the related depreciation and amortization expense, as well as transaction expenses associated with the Merger. Refer to Note 3 Merger Transaction and Purchase Accounting, to the accompanying Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the preliminary allocation of consideration transferred to the assets acquired and liabilities assumed.

As noted elsewhere, in the third quarter of 2026, we revised our aircraft depreciation estimates based on updated expectations regarding aircraft disposition timing and estimated residual values considering current market conditions and aircraft-specific factors. The revised aircraft depreciation estimates, including expected holding periods and residual values, affect comparability with prior periods. These estimate changes are separate from the acquisition-date fair value adjustments. These revisions were applied prospectively and did not affect prior periods presented. See Note 2 of the Notes to Consolidated Financial Statements and the depreciation expense discussion below for the nature and reported effects of the revisions.

The comparability of our operating results for the period from April 8, 2026 through September 30, 2026 (Successor), January 1, 2026 through April 7, 2026 (Predecessor) and the nine month period ended September 30, 2025 (Predecessor) was impacted by the Merger. Although U.S. GAAP requires that we report our results for the Predecessor period before the Merger and the Successor period after the Merger separately, our operating results for nine months ended September 30, 2026 are shown by combining the results of the Predecessor and Successor periods (“Non-GAAP Combined”) in order to compare to the same period in the prior year. The combined results for the nine months ended September 30, 2026 represent the sum of the reported amounts for the Predecessor period from January 1, 2026 through April 7, 2026 and the Successor period from April 8, 2026 through September 30, 2026. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP because a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor and have not been prepared as pro forma results under applicable regulations. The Non-GAAP Combined results do not reflect the actual results we would have achieved had the Merger occurred at the beginning of fiscal 2026 and are not necessarily indicative of future results. Accordingly, the results for the combined nine month period ended September 30, 2026 (prepared on a Non-GAAP basis) and the nine month period ended September 30, 2025 (prepared on a GAAP basis) may not be comparable.

The following discussion and analysis should be read together with our Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as Air Lease Corporation’s (Predecessor) Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the Company’s operating results for the Successor periods for the three months ended September 30, 2026 and from April 8, 2026 through September 30, 2026, the Predecessor period from January 1, 2026 through April 7, 2026, the non-GAAP combined nine months ended September 30, 2026, and the Predecessor three- and nine-month periods ended September 30, 2025 (in thousands, except per share amounts and percentages):

	Successor		Predecessor			Non-GAAP Combined
	Three Months Ended September 30,	Period from April 8 – September 30,	Three Months Ended September 30,	Period from January 1 - April 7,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2026	2025	2026	2025	2026
Revenues and other income
Rental of flight equipment revenue
Lease rentals	$553,420	$1,109,636	$665,576	$717,822	$1,950,469	$1,827,458
Maintenance rentals and other receipts	3,238	5,977	15,325	8,155	54,509	14,132
Total rental of flight equipment revenue	556,658	1,115,613	680,901	725,977	2,004,978	1,841,590
Gain on aircraft sales and trading and other income	35,973	52,290	44,492	79,050	190,392	131,340
Total revenues and other income	592,631	1,167,903	725,393	805,027	2,195,370	1,972,930

Expenses
Interest	223,946	439,177	215,501	217,956	633,162	657,133
Amortization of debt discounts and issuance costs	5,393	8,779	12,880	13,345	40,092	22,124
Amortization of fair value adjustments	29,213	59,809	—	—	—	59,809
Interest expense	258,552	507,765	228,381	231,301	673,254	739,066
Depreciation of flight equipment	172,772	368,678	311,126	333,736	914,433	702,414
Recoveries of Russian fleet write-off	(27,300)	(27,300)	(60,469)	—	(736,409)	(27,300)
Selling, general and administrative	34,202	140,129	51,784	64,452	160,983	204,581
Servicing fees	27,569	34,504	—	—	—	34,504
Stock-based compensation expense	—	26,299	9,603	5,405	39,892	31,704
Total expenses	465,795	1,050,075	540,425	634,894	1,052,153	1,684,969
Income before taxes	126,836	117,828	184,968	170,133	1,143,217	287,961
Income tax expense	(19,590)	(18,276)	(38,512)	(18,274)	(235,762)	(36,550)
Net income	$107,246	$99,552	$146,456	$151,859	$907,455	$251,411
Preferred stock dividends	(13,844)	(24,925)	(11,082)	(11,081)	(33,244)	(36,006)
Net income attributable to common stockholders	$93,402	$74,627	$135,374	$140,778	$874,211	$215,405

Other financial data
Pre-tax margin	21.4%	10.1%	25.5%	21.1%	52.1%	14.6%
Adjusted net income before income taxes(1)	$123,119	$228,087	$144,540	$186,908	$471,418	$414,995
Adjusted pre-tax margin(1)	20.8%	19.5%	19.9%	23.2%	21.5%	21.0%
__________________________________________
(1)See “—Non-GAAP Financial Measures” below for further information on adjusted net income and adjusted pre-tax margin and reconciliations to the most closely related GAAP measures.

Comparison of the Successor and Predecessor Periods for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Lease rentals

Our rental of flight revenues for the three months ended September 30, 2026 decreased by approximately $112.2 million to $553.4 million, which included amortization expense related to initial direct costs and lease intangibles of $4.8 million, as compared to $665.6 million for the three months ended September 30, 2025, which included amortization expense related to initial direct costs of $23.7 million. The decrease is primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, resulting from the sale of our orderbook and continued sales activity. The net book value of our flight equipment subject to operating leases decreased to $23.7 billion as of September 30, 2026 from a net book value of $29.5 billion as of September 30, 2025. While we expect to opportunistically acquire aircraft in the future, following the Merger, our focus will be on portfolio optimization and deleveraging. We believe we will achieve this by capitalizing on the strength of the secondary trading market for aircraft sales. As such, we do not expect any significant growth in our lease rentals as we continue to optimize our fleet.

Maintenance rentals and other receipts

During the three months ended September 30, 2026, we recorded $3.2 million in maintenance rentals and other receipts as compared to $15.3 million for the three months ended September 30, 2025. The decrease is primarily due to lower overhaul revenue recognized.

Gain on aircraft sales and trading and other income

Our gain on aircraft sales and trading and other income decreased to $36.0 million compared to $44.5 million for the three months ended September 30, 2025. The decrease was primarily driven by lower gains on aircraft sales as a result of acquisition accounting adjustments, partially offset by higher management fee revenue attributable to disposition fees earned on sales of managed aircraft. As a result of the application of the acquisition method of accounting, the carrying values of our flight equipment held for sale as of the date of the merger were adjusted to fair value. For the three months ended September 30, 2026, we sold 15 aircraft to third parties resulting in $0.6 million in gains compared to $35.0 million in gains from the sale of five aircraft for the three months ended September 30, 2025. Sales proceeds for the 15 aircraft sold during the three months ended September 30, 2026 were $761.9 million.

Interest expense

During the three months ended September 30, 2026, we recorded $258.6 million for interest expense, which included amortization of fair value adjustments of $29.2 million, compared to $228.4 million for the three months ended September 30, 2025. The increase was primarily attributable to the amortization of fair value adjustments resulting from purchase accounting, together with an increase in our composite cost of funds from 4.29% as of September 30, 2025 to 4.51% as of September 30, 2026.

Depreciation expense

During the three months ended September 30, 2026, we recorded $172.8 million in depreciation expense of flight equipment compared to $311.1 million for the three months ended September 30, 2025. The decrease was primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, driven by the sale of our orderbook and continued aircraft sales activity and revised aircraft depreciation estimates.

We revised our aircraft depreciation estimates starting in the third quarter of 2026 based on updated information about expected disposition timing and residual values. Under the revised estimates, each aircraft is depreciated on a straight-line basis to its estimated residual value over the remaining term of its current lease, consistent with management’s expectation that the aircraft will be disposed of by the end of such lease term. The shorter expected holding periods result in higher estimated residual values and, consequently, lower depreciation expense. Residual values are estimated as of the end of the lease term, and reflect the aircraft’s expected value at that date and its contractual return condition, as described in Note 2 of the Notes to Consolidated Financial Statements. Revised management estimates for estimated useful lives and residual values reduced depreciation expense by $38.8 million for the three months ended September 30, 2026, compared with the previous estimates.

We expect depreciation expense to be approximately $192 million for the fourth quarter of 2026. The actual impact on depreciation expense may differ as the purchase price allocation is finalized and may also be further impacted by the factors discussed above.

Recoveries of Russian fleet write-off

During the three months ended September 30, 2026, we recognized $27.3 million in cash proceeds from the settlement of insurance claims with all of the Airlines’ Insurers. During the three months ended September 30, 2025, we recognized a net benefit of $60.5 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $59.7 million in cash insurance settlement proceeds and a $0.8 million benefit related to our equity interest in our managed fleet.

Stock-based compensation expense

During the three months ended September 30, 2026, we did not record Stock-based compensation expense. For the three months ended September 30, 2025 we recorded $9.6 million of stock-based compensation expense. In connection with the Merger, all outstanding but unvested RSUs as of the Effective Time were converted into cash awards. As a result, we recognized total compensation expense of $26.3 million related to the cash awards during the second quarter of 2026.

Selling, general and administrative expenses

During the three months ended September 30, 2026, we recorded selling, general and administrative expenses of $34.2 million, compared to $51.8 million for the three months ended September 30, 2025. Selling, general and administrative expenses decreased primarily due to lower legal and professional fees, as the prior-year period included $8.6 million of costs associated with the merger compared to $2.8 million of costs associated with the merger in the current year, as well as lower other general operating expenses. Selling, general and administrative expenses represented 5.8% and 7.1% as a percentage of total revenue for the three months ended September 30, 2026 and September 30, 2025, respectively. Excluding merger-related costs, selling, general and administrative expenses represented 5.3% and 5.9% as a percentage of total revenue for the three months ended September 30, 2026 and September 30, 2025, respectively.

Servicing fees

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by the Company, to act as exclusive servicer to the Company, in respect of its aircraft leased to non-U.S. airlines. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-U.S. airlines. During the three months ended September 30, 2026, we incurred $27.6 million in fees pursuant to the Servicing Agreement.

Taxes

Our effective tax rate for the three months ended September 30, 2026 was 15.45% compared to 20.82% for the three months ended September 30, 2025. The decrease in the effective tax rate is primarily due to a decrease in permanent items and a favorable shift in the jurisdictional mix of earnings, as a greater proportion of consolidated pre-tax income was generated by the controlled foreign corporation operating in Ireland relative to our US operations.

Net income attributable to common stockholders

During the three months ended September 30, 2026, we reported a net income attributable to common stockholders of $93.4 million, compared to net income attributable to common stockholders of $135.4 million for the three months ended September 30, 2025. The decrease was primarily driven by lower total revenues, an increase in servicing fees and higher interest expense due to fair value adjustments and an increase in composite costs of funds, partially offset by lower depreciation expense as discussed above. In addition, we recognized a net benefit of $27.3 million from insurance claims as compared to $60.5 million in the prior-year period, further contributing to the decrease in net income attributable to common stockholders.

Adjusted net income before income taxes

During the three months ended September 30, 2026, adjusted net income before income taxes decreased to $123.1 million from $144.5 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower total revenues and increased servicing fees, partially offset by a lower depreciation expense, as discussed above.

Adjusted net income before income taxes is a measure of financial and operational performance that is not defined by GAAP. See “—Non-GAAP Financial Measures” below for further information on adjusted net income and reconciliation to the most closely related GAAP measures.

Comparison of the Combined Successor and Predecessor Periods for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Lease rentals

Our rental of flight equipment revenues for the Non-GAAP Combined nine months ended September 30, 2026 decreased by approximately $123.0 million to $1.8 billion, as compared to $2.0 billion for the nine months ended September 30, 2025. The decrease is primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, resulting from the sale of our orderbook and continued sales activity. The net book value of our flight equipment subject to operating leases decreased to $23.7 billion as of September 30, 2026 from a net book value of $29.5 billion as of September 30, 2025. While we expect to opportunistically acquire aircraft in the future, following the Merger, our focus will be on portfolio optimization and deleveraging. We believe we will achieve this by capitalizing on the strength of the secondary trading market for aircraft sales. As such, we do not expect any significant growth in our lease rentals as we continue to optimize our fleet.

Maintenance rentals and other receipts

During the Non-GAAP Combined nine months ended September 30, 2026, we recorded $14.1 million in maintenance rentals and other receipts as compared to $54.5 million for the nine months ended September 30, 2025. The decrease is primarily due to lower end of lease revenue recognized. During the Non-GAAP Combined nine months ended September 30, 2026, we recognized $6.0 million in end-of-lease revenue, as compared to $23.6 million recognized during the nine months ended September 30, 2025.

Gain on aircraft sales and trading and other income

Our gain on aircraft sales and trading and other income for the Non-GAAP Combined nine months ended September 30, 2026, decreased to $131.3 million compared to $190.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower gains on aircraft sales resulting from the impact of acquisition accounting. As a result of the application of the acquisition method of accounting, the carrying values of our flight equipment subject to operating leases and our flight equipment held for sale as of the date of the merger were adjusted to fair value. For the Successor period between the April 8, 2026 closing of the merger through September 30, 2026, we sold 22 aircraft to third parties resulting in $0.7 million in gains. During the Predecessor period from January 1, 2026 through April 7, 2026, we sold eight aircraft to third parties and entered into one sales-type lease transaction resulting in $66.0 million in gains.

For the Predecessor period for the nine months ended September 30, 2025, we sold 25 aircraft for $112.6 million in gains and one sales-type lease for $7.6 million in gains. The decrease in gain on aircraft sales was partially offset by higher interest income and higher finance and sales-type lease income, primarily due to an increase in the number of aircraft on finance and sales-type leases. Sales proceeds for the 30 aircraft sold during the Non-GAAP Combined nine months ended September 30, 2026 were $1.5 billion.

Interest expense

During the Non-GAAP Combined nine months ended September 30, 2026, we recorded $739.1 million for interest expense, which included amortization of fair value adjustments of $59.8 million, compared to $673.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to the amortization of fair value adjustments resulting from purchase accounting, together with an increase in our composite cost of funds to 4.51% as of September 30, 2026 from 4.29% as of September 30, 2025.

Depreciation expense

During the Non-GAAP Combined nine months ended September 30, 2026, we recorded $702.4 million in depreciation expense of flight equipment compared to $914.4 million for the nine months ended September 30, 2025. The decrease was primarily due to a lower weighted average net book value of our flight equipment subject to operating leases, driven by the sale of our orderbook and continued aircraft sales activity and revised aircraft depreciation estimates.

As discussed above, we revised our aircraft depreciation estimates starting in the third quarter of 2026. Revised aircraft depreciation estimates reduced depreciation expense by $38.8 million for the Non-GAAP Combined nine months ended September 30, 2026, compared with the previous estimates.

We expect depreciation expense to be approximately $192 million for the fourth quarter of 2026. The actual impact on depreciation expense may differ as the purchase price allocation is finalized and may also be further impacted by the factors discussed above.

Recoveries of Russian fleet write-off

During the nine months ended September 30, 2026, we recognized $27.3 million in cash proceeds from the settlement of insurance claims with all of the Airlines’ Insurers. During the nine months ended September 30, 2025, we recognized a net benefit of $736.4 million from the settlement of insurance claims with certain insurers under our C&P Policy comprised of $727.6 million in cash insurance settlement proceeds and an $8.8 million benefit related to our equity interest in our managed fleet.

Selling, general and administrative expenses

During the Non-GAAP Combined nine months ended September 30, 2026, we recorded selling, general and administrative expenses of $204.6 million, compared to $161.0 million for the nine months ended September 30, 2025. The increase was primarily due to $76.7 million of merger related expenses recognized during the Non-GAAP Combined nine months ended September 30, 2026 compared to $8.6 million of merger-related expenses and $9.2 million of expenses related to the retirement of our Chairman from his executive role during the nine months ended September 30, 2025. Selling, general and administrative expenses represented 10.4% and 7.3% as a percentage of total revenue for the Non-GAAP Combined nine months ended September 30, 2026 and nine months ended September 30, 2025, respectively. Excluding merger-related costs, selling, general and administrative expenses represented 6.5% and 6.9% of total revenue for the Non-GAAP Combined nine months ended September 30, 2026 and nine months ended September 30, 2025, respectively.

Servicing fees

On April 8, 2026, in connection with the closing of the Merger, SMBC AC entered into a Servicing Agreement with Parent, guaranteed by the Company, to act as exclusive servicer to the Company, in respect of its aircraft leased to non-U.S. airlines. Under the Servicing Agreement, SMBC AC is responsible for the provision of technical and lease administration services, including aircraft marketing, aircraft trading, technical asset management and risk management for the aircraft leased to non-U.S. airlines. During the Successor period of April 8, 2026 to September 30, 2026, we incurred $34.5 million in fees pursuant to the Servicing Agreement.

Taxes

Our blended effective tax rate for the Non-GAAP Combined nine months ended September 30, 2026 was 12.69% compared to 20.62% for the nine months ended September 30, 2025. The blended rate was significantly influenced by the application of Successor and Predecessor reporting following the Merger. The resulting effective tax rate was significantly distorted and is not indicative of the Company’s expected long-term effective tax rate. The effective tax rate for the Successor period from April 8, 2026 through September 30, 2026 was 15.51%.

Net income attributable to common stockholders

During the Non-GAAP Combined nine months ended September 30, 2026, we reported net income attributable to common stockholders of $215.4 million, compared to net income attributable to common stockholders of $874.2 million, for the nine months ended September 30, 2025. The year-over-year decline was primarily driven by lower revenues, including a $709.1 million decrease in insurance recoveries related to our Russian fleet, as well as higher selling, general and administrative expenses, higher interest expense and higher servicing fees. These decreases were partially offset by lower depreciation expense, as discussed above.

Adjusted net income before income taxes

During the Non-GAAP Combined nine months ended September 30, 2026, we recorded adjusted net income before income taxes of $415.0 million, compared to adjusted net income before income taxes of $471.4 million, for the nine months ended September 30, 2025. Our adjusted net income decreased due to a decrease in revenues as discussed above and higher selling, general and administrative expenses and servicing fees. These decreases were partially offset by lower depreciation expense, as discussed above.

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

The following table shows the reconciliation of our adjusted debt-to-equity ratio to GAAP debt-to-equity ratio (in thousands, except ratios):

Successor
September 30, 2026
Debt financing, net of discounts and issuance costs	$19,272,653
Adjusted for:
Cash and cash equivalents	(704,100)
50% credit for preferred stock	450,000
Adjusted Debt	$19,018,553

Total stockholders’ equity	$6,211,924
Adjusted for:
50% credit for preferred stock	(450,000)
Adjusted Equity	$5,761,924

Debt-to-equity ratio	3.1 to 1
Adjusted debt-to-equity ratio	3.3 to 1

Adjusted Net Income Before Income Taxes and Adjusted Pre-Tax Margin

We define adjusted net income before income taxes as net income attributable to common stockholders excluding the effects of certain non-cash items and other items that we do not believe are indicative of our ongoing operations, such as retirement compensation, merger related costs, recoveries related to our former Russian fleet, and certain other items. We define adjusted pre-tax margin as adjusted net income before income taxes divided by total revenues. Adjusted net income before income taxes and adjusted pre-tax margin are measures of operating performance that are not defined by GAAP and should not be considered as an alternative to net income attributable to common stockholders and pre-tax margin, or any other performance measures derived in accordance with GAAP. Adjusted net income before income taxes and adjusted pre-tax margin are presented as supplemental disclosure because management believes they provide useful information on our earnings from ongoing operations.

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

The following table shows the reconciliation of adjusted net income before income taxes which is the numerator for adjusted pre-tax margin (in thousands, except percentages):

	Successor		Predecessor			Non-GAAP Combined
	Three Months Ended September 30,	Period from April 8 – September 30,	Three Months Ended September 30,	Period from January 1 - April 7,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2026	2025	2026	2025	2026

Reconciliation of the numerator for adjusted pre-tax margin (net income attributable to common stockholders to adjusted net income before income taxes):
Net income attributable to common stockholders	$93,402	$74,627	$135,374	$140,778	$874,211	$215,405
Amortization of debt discounts and issuance costs	5,393	8,779	12,880	13,345	40,092	22,124
Amortization of fair value adjustments	29,213	59,809	—	—	—	59,809
Recoveries of Russian fleet write-off	(27,300)	(27,300)	(60,469)	—	(736,409)	(27,300)
Stock-based compensation expense	—	26,299	9,603	5,405	39,892	31,704
Retirement compensation expense	—	—	—	—	9,230	—
Merger related costs	2,821	67,597	8,640	9,106	8,640	76,703
Income tax expense	19,590	18,276	38,512	18,274	235,762	36,550
Adjusted net income before income taxes	$123,119	$228,087	$144,540	$186,908	$471,418	$414,995

Denominator for adjusted pre-tax margin:
Total revenues	$592,631	$1,167,903	$725,393	$805,027	$2,195,370	$1,972,930
Adjusted pre-tax margin(a)	20.8%	19.5%	19.9%	23.2%	21.5%	21.0%

(a) Adjusted pre-tax margin is adjusted net income before income taxes divided by total revenues.

Critical Accounting Estimates

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2025. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact on our Consolidated Financial Statements. See Note 2 and Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about critical accounting policies and estimates related to the election of acquisition accounting in connection with the Merger. The allocation of the Total Purchase Price to the Company’s assets and liabilities requires the use of significant judgments to determine the inputs used to calculate preliminary estimated fair values, including long-term projections and discount rates. These fair value estimates may differ materially based upon the finalization of third-party appraisals and other valuation analyses used in connection with the acquisition accounting, which are expected no later than one year from the closing of the Merger.

Aircraft depreciation estimates

Aircraft depreciation requires significant judgment regarding estimated useful lives, expected disposition date and residual values of flight equipment. Effective July 1, 2026, we changed our estimates of the useful lives and residual values of our aircraft. Previously, passenger and freighter aircraft were generally depreciated on a straight-line basis over 25 and 35 years, respectively, from the date of manufacture, to an estimated residual value of 15%. Under the revised estimates, each aircraft is depreciated on a straight-line basis to its estimated residual value over the remaining term of its current lease, consistent with management’s expectation that the aircraft will be disposed of by the end of such lease term. The shorter expected holding periods result in higher estimated residual values and, consequently, lower depreciation expense. Residual values are estimated as of the end of the lease term, and reflect the aircraft's expected value at that date and its contractual return conditions. The revisions resulted in lower depreciation expense during the period and will affect future depreciation expense over the remaining useful lives of the related aircraft.

These estimates are subject to uncertainty due to changes in aircraft market values, airline demand, lease activity and future disposition timing. Changes in these assumptions could have a material impact on depreciation expense and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. Lease rates, and therefore our revenue from a lease, are generally fixed over the life of our leases. We have some exposure to changing interest rates as a result of our floating-rate debt, primarily from our Revolving Credit Facility, other revolving credit facilities and unsecured term loans. As of September 30, 2026 and December 31, 2025, we had $5.7 billion and $4.6 billion in floating-rate debt outstanding, respectively. Additionally, we have outstanding preferred stock with an aggregate stated amount of $900.0 million as of September 30, 2026, which will reset the dividends to a new fixed rate based on the then-applicable treasury rate after five years from initial issuance and every five years thereafter. If interest rates remain elevated, we would be obligated to make higher interest payments to the lenders of our floating-rate debt, and higher dividend payments to the holders of our preferred stock. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense. If the composite interest rate on our outstanding floating rate debt was to increase by 1.0%, we would expect to incur additional annual interest expense on our existing indebtedness of approximately $57.0 million and $46.0 million as of September 30, 2026 and December 31, 2025, respectively, each on an annualized basis, which would put downward pressure on our operating margins.

Foreign Exchange Rate Risk

We attempt to minimize currency and exchange risks by entering into aircraft purchase agreements and a majority of lease agreements and debt agreements with U.S. dollars as the designated payment currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. Approximately 0.3% of our lease revenues were denominated in foreign currency as of September 30, 2026 and December 31, 2025. Additionally, some of our net investments in sales-type leases, which represent 0.5% and 0.7% of our total assets as of September 30, 2026 and December 31, 2025, respectively, were denominated in foreign currency. These investments are not currently hedged and require remeasurement as of the end of each period, exposing us to fluctuations in exchange rates that could impact our financial results and cash flows. During the nine months ended September 30, 2026, we incurred a $8.4 million loss resulting from currency fluctuation based on these investments. We periodically assess our unhedged foreign currency risk and may employ hedging strategies in the future to mitigate any potential adverse effects.

Approximately 6.8% of our debt obligations were denominated in foreign currency as of September 30, 2026 and December 31, 2025; however, the exposure of such debt has been effectively hedged. As our principal currency is the U.S. dollar, fluctuations in the U.S. dollar as compared to other major currencies should not have a significant impact on our future operating results. However, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. For the nine months ended September 30, 2026, more than 95% of our revenues were derived from customers who have their principal place of business outside the U.S. and most leases designated payment currency as U.S. dollars. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar.

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

On April 8, 2026, Air Lease Corporation completed the previously announced merger of Takeoff Merger Sub Inc. with and into Air Lease Corporation, with Air Lease Corporation surviving the merger as an indirect subsidiary of Sumisho Air Lease Corporation Designated Activity Company. Management is currently evaluating the impact of the Merger on the Company’s internal control over financial reporting. Other than the changes associated with the Merger and management’s ongoing evaluation of the related impact on internal control over financial reporting, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 4, 2025, the Delaware Court granted a stipulation and proposed order voluntarily dismissing the Delaware Complaint and retaining jurisdiction solely for the purpose of adjudicating the anticipated application of the Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the Delaware Complaint (the “Fee and Expense Application”). Following negotiations, the Company, while denying any and all liability on behalf of the Defendants and maintaining that the Proxy complies fully with all applicable laws, decided it was in its and its stockholders’ best interests to pay the Plaintiff’s counsel $450,000 in attorneys’ fees and expenses to resolve the Fee and Expense Application. The Delaware Court has not been asked to review, and will pass no judgment on, the payment of these attorneys’ fees and expenses. In addition, in August 2026, the New York Complaints were dismissed with prejudice following resolution of the mootness fee demand, which also included resolution with respect to submitted demand letters.

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

None.

ITEM 5. OTHER INFORMATION

None.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 1, 2025, by and among Air Lease Corporation, Sumisho Air Lease Corporation Designated Activity Company (formerly known as Gladiatora Designated Activity Company) and Takeoff Merger Sub Inc.	8-K	001-35121	2.1	September 2, 2025
3.1	Amended and Restated Certificate of Incorporation of Sumisho Air Lease Corporation	8-K	001-35121	3.1	April 8, 2026
3.2	Fifth Amended and Restated Bylaws of Sumisho Air Lease Corporation	8-K	001-35121	3.2	April 8, 2026
4.1	Indenture, dated as of March 24, 2026, by and between Takeoff Merger Sub Inc. and Computershare Trust Company, N.A.	8-K	001-35121	4.1	April 8, 2026
4.2	Registration Rights Agreement, dated as of March 24, 2026, by and among Takeoff Merger Sub Inc., SMBC Nikko Securities America, Inc., Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC.	8-K	001-35121	4.2	April 8, 2026
4.3	Form of Rule 144A Initial Note (2028 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.4	Form of Regulation S Initial Note (2028 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.5	Form of Rule 144A Initial Note (2029 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.6	Form of Regulation S Initial Note (2029 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.7	Form of Rule 144A Initial Note (2031 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.8	Form of Regulation S Initial Note (2031 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.9	Form of Rule 144A Initial Note (2036 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.10	Form of Regulation S Initial Note (2036 Notes) (included in Exhibit 4.1)	8-K	001-35121	4.1	April 8, 2026
4.11	Certain instruments defining the rights of holders of long-term debt of Sumisho Air Lease Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Sumisho Air Lease Corporation agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1§	Handover Side Letter to Servicing Agreement, dated as of July 16, 2026, by and between SMBC Aviation Capital Limited and Sumisho Air Lease Corporation DAC.	10-Q	001-35121	10.2	August 10, 2026
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	The cover page from Sumisho Air Lease Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
§    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMISHO AIR LEASE CORPORATION

November 5, 2026	/s/ Noriyuki Hiruta
Noriyuki Hiruta
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

November 5, 2026	/s/ Sabrina Lemmens
Sabrina Lemmens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)